Form 10KSB
period 2002-06-30
AI SOFTWARE INC
filed 2002-09-30
CIK 1158780

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-69176

A.I. SOFTWARE INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0351734 (Employer Identification No.)

1030 West Georgia Street
Suite 1208
Vancouver, British Columbia
Canada V6E 2Y3
(Address of principal executive offices, including zip code.)

(604) 662-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2002 - $-0-.

The current market value of the common stock held by non-affiliates on September 27, 2002 is $100,950 (based on price of issuance at $0.10 per common share). There are approximately 1,009,500 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 27, 2002 - 3,509,500 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

The company was incorporated in the State of Nevada on May 11, 2001. The company filed its Initial List of Officers and Directors with the Nevada Secretary of State and commenced its proposed operations on July 1, 2001. We maintain our statutory registered agent's office at 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 4Y3. Our telephone number is (604) 662-7900. Our offices are leased from Alpha Beta Developments Inc. on a month-to-month basis and our monthly rental is $500.

Background

On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm operated by Mohanad Shurrab, which specializes in the development of artificial intelligence software. Pursuant to the terms of the software development agreement, Empire Group will develop the software algorithm program for our first artificial intelligence software, called "Randomix." Under the terms of the agreement, we were required to pay a total of $45,000 in 10 equal monthly installments of $4,500 to Empire Group for the development of the Randomix algorithm code. Our directors and officers paid these amounts on our behalf along with other expenses. The demonstration version of the Randomix software was completed in May of 2002. The final version was completed in September 2002. We require additional funds to package and market the software.

Artificial Intelligence and The Randomix Program

Our proposed business plan is premised on the use of Artificial Intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. Our proposed Artificial Intelligence program, Randomix, will use pattern recognition in the context of a domain name creation engine for online businesses. Domain names are website addresses (also called "URLs"). A domain name creation engine is essentially a website that assists computer users in picking website names which are meaningful to them. By inputting criteria into the computer that are relevant to the user's business, Randomix will use pattern recognition to generate available domain names which are relevant to the criteria entered. Pattern recognition involves recognizing and detecting patterns and trends in a given set of data.

Upon its completion, the Randomix program, when integrated into the proposed domain name creation engine, will work as follows. First, a computer user who has access to the Internet will be able to access our proposed web site. Next, they will be asked to input certain criteria, or data, which are meaningful for the user. For example, the user might enter the type of business that his company conducts, his company's name and several key words in the company's industry. Randomix will then recognize and detect patterns and trends in the input data, combine it in meaningful ways, and then compare these results to a database of already taken or reserved domain names. Randomix will then generate, by providing on the screen, a comprehensive list of all available domain names that are meaningful to the user based on the initial input, combination and sequencing of data. Finally, the user will be asked to register his preferred domain name or names. Our website address is www.aisoftinc.com.

Although many companies offer assistance in creation and registration of domain names on the Internet, most of these companies do not appear provide a selection engine which provides meaningful assistance in terms of generating names which are relevant to criteria input by an online user. Our proposed "Domain Name Creation and Registration" site will be intended to provide a meaningful service for assistance in domain name selection.

On July 1, 2001 we commenced our proposed operations to develop Randomix for use in the proposed domain name registration site. Randomix focuses on pattern recognition, whereby it analyses data based on criteria predetermined by the user and identifies trends or other relevant data matching the criteria.

Present Stage of Development

We are still in the initial stages of development of the software code for first and only Artificial Intelligence program, Randomix. We received a demonstration version of the program in May of 2002.We are currently testing the demonstration version. Once the final version of the Randomix software is received, we will implement it into our website. Our website address is www.aisoftinc.com and is completed, except for adding the final Randomix program.

Potential Revenue Streams

We intend to target four potential revenue streams in the operation of our proposed business:

  "Pay per use" fees from any e-commerce applications directly operated by us such as the proposed Domain Name Creation & Registration Service - This will involve the payment of a nominal fee for the use of the domain name search and registration website program which is charged to the user's credit card online. Secure transactions and credit card authorization can be obtained from credit card companies or many available third parties. According to the Internet Corporation for Assigned Names and Numbers ("ICANN"), 40,000 domain names are registered this way every day. The publication date of this statement was July 2001.
  Direct Sales of software developed through the application of algorithms that we develop - This would involve the sale of our software to one or more companies for use in their own website(s) or program(s). Advertising fees from banner ads and commercials featured on any of our proposed owned web sites - The may involve making use of our domain search and registration website program free or available at nominal fee (as described above), so that large number of users come to our website. Once the website has gained popularity (a large number of "hits" per day), advertising spaces on the web site can be rented for monthly fees. On a relatively popular site, "banner advertisement" space (2 x 10 inches) is rented for approximately $10,000 (e.g. rogers@home).
  Licensing of our executable code for hardware or software integration in non-competing 3rd party vendor applications (i.e. licensing of the algorithm for use in other companies' applications which are not competing with our Domain Name Generator site - e.g. user names for online games.) - In this method the program (the run time code, not the source code) may be licensed to one, or several online companies which already provide a full range of website related services. This program will fill the only gap in the services of many online companies such as Network Solutions Inc., DotEasy, Registrar, etc.).
  Other - We may also generate other revenues if we are able to customize the Randomix algorithm for use in other Artificial Intelligence applications. In particular, with further research and customization the Randomix algorithm may be applied in the context of making a structured database that can be used by applications such as Search Engine, Expert Systems, Speech Recognition systems, etc.

Our marketing efforts will be based upon these targeted revenue sources; however, we may not be able to generate any revenues despite our marketing efforts.

The Shortage of Usable Domain Names

Because of the increased use of the Internet during the last few years, the number of available domain names that are relevant to many online users is decreasing. Many studies show shortages in domain names availability; the shortage can easily be observed by attempting to register a new domain name. With little research we found that most of the English dictionary words for the .com domain were taken (register.com was used to assist in the research.). The following are some links to surveys and articles that describe the shortage: http://www.wired.com/news/technology/0,1282,19117,00.html; http://www.ojr.org/ojr/law/1017962427.php. This problem is not alleviated of new web address suffixes, such as .biz, .info, and .name because a registrant typically registers for all domain name extensions to avoid interference with branding. This makes the selection of appropriate names more difficult. We believe that the selection of an appropriate domain name is a critical step for any company that desires an online presence.

To facilitate name selection appropriate to the content of our prospective clients' web sites, Randomix will be utilized within our proposed Domain Name Search & Registration web site to list available names or newly invented names in line with criteria provided by each new registrant.

We believe that the creation of new web address suffixes, such as .biz, .info, and .name, will not adversely affect our business because our domain name generator will incorporate all available suffixes. In fact, the creation of the new suffixes will prompt existing domain name owners who are not satisfied with their existing domain name to search for newly available names, increasing the number of potential customers for us. Although the new suffixes may be less crowded, this by no means reduces the importance of Domain Name Generation tools, since the introduction of the new suffixes will introduce more factors into the name selection equation, possibly making it more difficult to choose the best name. By using Randomix, users will be given a list of available names across the most widely used suffixes, giving a comprehensive view on what is and is not available.

Target Market

Our proposed Domain Name Creation & Registration web site will be specifically targeted towards those entities or individuals wishing to establish a notable presence on the Internet, but who are constrained by the use of their initial name choices being used by other registrants.

KEY SUCCESS FACTORS

Strategic Relationships

We believe that it will be important for us to build strategic relationships with key software and hardware producers. In particular, we intend to pursue the following types of strategic relationships:

  Strategic partnerships with domain name registration related services - Partnerships with web hosting companies can be made for the provision of web hosting space where a user of our domain name generator has requested to register his new domain name with the web hosting option selected. We will pursue such strategic partnerships as soon as our Randomix Domain Name Generator is operational.
  Strategic partnerships with Artificial Intelligence related application providers - With further research and customization to the Randomix algorithm/system, we can position our self to improve the software produced by the following application developers:
    Speech Recognition applications developers.
    Search Engine services.

We believe that our software may be utilizable by the above service/application providers to improve their efficiency. For example, a speech recognition developer might improve its speech recognition software by having the Randomix algorithm return a probability value for a match depending on the position of the word in a sentence. Another slightly different method would be for Randomix to try determining the topic of a sentence being spoken by the user. This would decrease the number of possible words that can be used in the same sentence, hence increasing the probability of word match for a speech recognition system.

The main difficulties we will face in achieving strategic relationships are our lack of capital and our lack of reputation and brand name. Unless we are able to customize our software to the needs of potential strategic partners we may be unable to obtain such relationships and we may lack sufficient capital to make such customizations. In addition, because we are new we may not have sufficient reputation or brand name for other companies to want to enter into strategic relationships with us.

Brand Recognition

We will attempt to promote our company name and the Randomix program within the Artificial Intelligence field. However, we recognize that it will be difficult to achieve brand recognition.

In particular, we will promote brand recognition primarily though banner advertising and through search engine URL submission. In addition, we intend to advertise in trade relevant magazines such as "Wired" and to attend trade shows, make press releases to related media and publish white papers and write-ups by our software developers.

We expect that we may encounter the following difficulties during our marking campaign. First, we may lack sufficient funds for adequate and sufficient marketing. Further, we may lack of information on the various available advertising models for services such as ourselves.

Customer Focus & Service

In order to establish and maintain customer loyalty, we will endeavor to fulfill any of our potential customers' needs on a timely basis and maintain a good rapport with any key individuals within those organizations.

Our potential customers are can be divided into two categories:

  Professional website developer and marketing agencies - These type of customers are in the business of website development and marketing, and need a reliable tool to assist them in generating and registering domain names for their customers. Customer loyalty for this type of customer will be gained by continuously improving our software's speed performance, hit rate and 0% downtime for our web service.
  One time customer - This type of customer is an individual looking for a one-stop solution for his website, and it is not expected that this type customer would use the service more than once every two years. The only loyalty measure from this kind of customer is his referral of our services to other potential customers using word of mouth based on satisfaction.

Skilled Management Team

We intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets will allow us to build market share more effectively than a company with inexperienced management.

To complement our management team, we intend to continue to establish an Advisory Board comprised of individuals experienced in field of Artificial Intelligence software. The initial member of our Advisory Board is Mr. Mohanad Shurrab. Mr. Shurrab operates a software development firm called Empire Group. We have entered into a software development agreement with Empire Group for the development of the Randomix code. Mr. Shurrab has a Bachelor of Engineering Degree and a Master of Engineering Degree in Electronics & Computer Science from Sussex University in the United Kingdom. Mr. Shurrab brings a wealth of knowledge in various programming languages and systems, and experience in back-end and front-end programming and design in the areas of WANs/LANs, Internet and Artificial Intelligence. Back end programming deals with the development of the program code that the user never sees on the web site such as the "data" part of a database system. Front end programming is the part of a program code that contains the elements which are seen by the user in the web site. WANs (or "Wide Area Networks") are used to connect widely dispersed computer systems. Typical services include email, file transfer and news. LANs (or "Local Area Networks") are used to connect computers in close proximity to each other (usually within the same building). Typical services offered by LANs include file sharing and printer sharing. While at Sussex University, Mr. Shurrab successfully designed and built an experimental communications link between multiple PCs versatile enough to handle multiple protocols. Multiple protocols are sets of standards or a formal sets of rules that permit two computers to exchange data. Mr. Shurrab worked as an engineer at Nortel Networks where he participated in the development and upgrading of a back-plane system for a high-speed telecommunications switch. A back-plane system is an integral part of a telecommunications switch. A telecommunications switch is a central connection point for computers on a network. While it serves the same basic function as a hub, it does so more intelligently by forwarding packets directly to their destinations. As a software engineer with Infotouch Technologies Corp., Mr. Shurrab aided in the development of large-scale distributed Internet kiosk networks software with automated maintenance systems. With his current position at X-Wave, Mr. Shurrab is helping to develop an Aircraft Tactical Mission Trainer.

In the future we may establish a stock option plan as an incentive to attract possible members to our Advisory Board.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate our business may fail and you may lose your entire investment.

COMPETITIVE ANALYSIS

Our industry is very competitive. This is characterized by the barriers of entry to our industry.

Barriers to Entry

There are many barriers to our entry in the Artificial Intelligence and domain name creation market. These are

AI Technology - There are many different levels of sophistication of Artificial Intelligence technology. The level of this sophistication directly impacts a company's ability to produce useful applications. A company lacking superior artificial intelligence technology will be at a substantial disadvantage to those companies with sophisticated technology. We do not have the most sophisticated artificial intelligence technology and therefore we are at a significant disadvantage.

Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues depends on our ability to successfully develop and market our utility software products, including Randomix. It also depends on our ability to successfully continue to enhance our software products to keep pace with changes in technology and changes demanded by users of such software products. Given that we have no operating history, no revenues and only losses to date, we may not be to achieve any of these goals and we may never develop a sufficiently large customer base to be profitable. If this occurs we may go out of business.

Brand Recognition - A product with a well-recognized brand name will succeed against a less recognized competitor. Unless we are able to establish our brand name and gain customer loyalty we will not be able to successfully compete. Because we are a new company it will be very difficult for us to successfully establish our brand name within the marketplace.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our one software program, Randomix. We expect that this product and its extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this software program and our brand name is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this software program and our brand name, as a result of any factors, would significantly harm our business. Our future financial performance will depend on the successful introduction and market acceptance of this software program, and on the development, introduction and market acceptance of any enhancements. There can be no assurance that we will be successful in marketing this software program or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

Direct Competition - The following discusses the direct competition related to our first proposed application of the Randomix algorithm in our proposed Domain Name Creation and Registration site.

Although we are not aware of any on-line directories, name indexes or other records that help in the search for usable domain names, other companies may develop programs which offer guidance in name selection which are superior to our proposed Randomix program or before our proposed program is completed. This could cause our business to fail.

Several Internet sites have implemented domain name generation solutions (e.g. axior.com, twisted.com, and nameboy.com). We believe that the deficiencies of some of these sites are:

- Apart from keywords, they do not accept meaningful criteria from user

- They do not generate acronyms

- They do not generate concatenations

- The only solution that offers prefix capability is very poor in its implementation, offering only a limited number of prefixes, haphazardly placed and lacking consistency

- They do not handle suffixes

- Most do not interpret digits or dashes and those that do offer completely unimaginative haphazard and inconsistent placement thereof. In short, for the most part, they only generate different permutations of the given keywords.

However, we have not yet developed any software programs. Furthermore, other companies may develop programs which do not have any of these deficiencies before we are able to. If this occurs our proposed business operations may fail.

As a result of these barriers to entry we are at a competitive disadvantage to those already operating in the field. However, we will attempt to use the following methods of competition to successfully compete in our industry:

We will attempt to form strategic relationships with key software and hardware producers.

We will attempt to promote our company and brand name as effectively as possible.

We will attempt to establish and maintain customer loyalty by fulfilling potential customers' needs on a timely basis and by maintaining good rapport with key individuals in those organizations.

We eventually intend to expand our management team to retain skilled directors, officers and employees with experience relevant to our business focus.

MARKETING PLAN

We spent a total of $45,000 on research and development activities since our inception. The demonstration version of the Randomix software was completed in May of 2002. The final version was completed in September 2002. We require additional funds to package and market the software. The cost of our research and development activities have been paid by our directors and officers. These expenses are not borne by customers since we will not have any customers, if any, until the completion of the packaging and marketing of Randomix.

Brand Equity

We selected the name of our company and our software program, Randomix, to attempt to establish our brand name.

Advertising

We intend to use our proposed web site as the primary medium to sell the Randomix software program. We also intend to market our software by placing banner advertising on the home pages of relevant business and possible consumer Internet Service Providers.

We intend to produce promotional material for direct marketing. However, if we are unable to complete the development of any software algorithms, or if we are unable to market and license our algorithms sufficiently, for any reason, we may go out of business.

We will be dependent on resellers and distributors for the sale of Randomix. Currently we have no distribution or reseller agreements to distribute and/or bundle our software programs and we may never get any. If we do not obtain any agreements with distributors or resellers for the sale of Randomix we will go out of business and you may lose your entire investment.

Even if we are able to arrange contracts for the resale and distribution of our proposed software products, including Randomix, we may not be able to deliver any software programs to the resellers or distributors in a timely manner and these companies may not be able to sell our software programs in volumes anticipated by us. If the resellers and distributors are unable to sell our software programs in sufficient volumes then we will go out of business and you may lose your investment.

Pricing

We intend to competitively price our domain name registration site with other similar registration sites on the Internet.

Legal

Although we treat our business concepts as proprietary and we intend to treat any Randomix similarly, we have not obtained any copyrights, patents or trademarks in respect of any of our intellectual property. We intend to obtain all necessary copyrights, patents or trademarks, as applicable, in both the United States and Canada, when we are in a financial position to do so.

We have not entered into any licensing, franchise, concession or royalty agreements in respect of our proposed software program, Randomix.

We have one labor contract between Mohanad Shurrab and us, dated July 1, 2001. The contract relates to the development of the Randomix software algorithm.

We have no plans, arrangements or understandings to merge with any other entity.

Prior to July 1, 2001 there were no research or development expenditures made in respect of our proposed software program, Randomix, or in respect of any other programs.

Employees and Employment Agreements

At present, we no employees, other than Messrs. Guterres and Mr. Lawson, our officers and directors, who have received no compensation to date. Messrs. Lawson and Guterres, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

We have entered into a consulting agreement with Empire Group for the development of the Randomix software algorithm code for $45,000. Empire Group is a software development firm operated by Mohanad Shurrab and is an independent contractor not our employee.

RISK FACTORS

1. We need additional financing to finish the complete development and marketing of Randomix. If we do not raise this financing we will not be able to pay these expenses and we may go out of business.

We need financing additional financing complete the final development of Randomix and implement our marketing plan in respect of it. If we are unable to raise such funds we will not be able to pay these expenses for development and marketing, as well as our ongoing administrative expenses, and we may go out of business. In addition, we may:

  incur unexpected costs in completing the development of Randomix or encounter unexpected technical or other difficulties;
  incur delays and additional expenses as a result of technology failure;
  be unable to create a substantial market for our software products; or
  incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could cause us to run out of money so that we are unable to pay our ongoing expenses in respect of the development and marketing of Randomix. We will depend exclusively on outside capital to pay for the development and marketing of our software programs, including Randomix. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may be on terms acceptable to us.

2. Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations as a start-up software development company entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue with our proposed business operations as a start-up software development company for the next twelve months. We believe that if we do not raise additional financing, we may have to suspend or cease our operations of software development within four months because we will not be able to pay our ongoing expenses in respect of the development and marketing of Randomix.

3. We have no operating history as a software development company and have maintained losses since inception which we expect to continue into the future.

We were incorporated in May 2001 and only just recently commenced development of our first and only artificial intelligence software algorithm called Randomix. We have not realized any revenues to date. We have no operating history as a software development company or at all upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(77,903). Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  the performance of our software developer
  our ability to develop and successfully market our software our ability to generate ongoing revenues
  our ability to reduce development and marketing costs
  our ability to compete with more established software development companies

Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

4. If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be to achieve this goal and if this occurs then we will not be able to pay the development and marketing costs in respect of Randomix and we may go out of business. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required we will not have any money that we require for the development and marketing of Randomix and we may go out of business.

5. We have not competed the final development of Randomix and we have no contracts for the sale of Randomix if and when its development is completed. If we are unable to complete the development of Randomix and sell Randomix if and when it is completed we will not be able to generate revenues and you will lose your investment.

We have not completed the development of our first software program Randomix. The success of our proposed business will depend on its completion and the acceptance of our products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. Randomix and any other software programs we develop may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. If Randomix and any other software programs that we develop are not accepted by the computer technology industry our proposed business will fail.

6. Our officers and directors lack experience in the software development industry and we have no experience in marketing our proposed software programs through distributors and resellers and we will have no control over them.

Our officers and directors have little or no direct experience in the management or operation software development and they are relying on advice from consultants that they hire. In particular, they are relying on the assistance of Empire Group, and Mohanad Shurrab, for the development of Randomix. We also have no experience in marketing our proposed software programs through distributors and resellers and we will have little, if any, control over any such third-party distributors. We may not be successful in our efforts to generate revenue from these distribution channels. Any such failure would result in us having expended significant resources with little or no return on our investment. Our management's lack of experience may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management.

7. Even though we will treat our software programs as proprietary, Randomix is not protected by any patents and accordingly, if we are unable to protect our intellectual property rights, our proposed business will fail.

Although we intend to apply for copyright registration in the United States and Canada for Randomix, it is not protected by any patents. We treat all of our proposed software programs and their associated technology as proprietary. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

8. The loss of the consulting services of Empire Group, and in particular, Mohanad Shurrab, who is currently our only software developer, could prevent us from completing the development of Randomix.

Our performance is substantially dependent on the technical expertise and consulting services of Empire Group, a software development firm operated by Mohanad Shurrab. Our performance is also substantially dependent on our ability to continue to hire and retain such technical expertise. There is intense competition for skilled personnel, particularly in the field of software development. The loss of the services of Empire Group, and in particular, Mohanad Shurrab, could prevent us from completing the development of Randomix if we are unable to hire anyone who has sufficient technical expertise to complete its development. .

9. Our officers and directors will be devoting only a fraction of their professional time to our activities.

Our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by management devoting their full time and attention to our company.

10. If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate we may incur unnecessary costs that could result in the failure of our business and you losing your entire investment.

11. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents since the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since the company's registered address is located in the United States at 502 East John Street, Carson City, Nevada, 89706. In addition, the company's US counsel are located 699B Sierra Rose Drive, Reno, Nevada 89511.

12. We owe one of our officers and directors a substantial amount of money that he is entitled to demand at any time and if he demands repayment of the amount we owe him it may compromise our business operations and you could lose your entire investment.

We owe our directors and officers, Harvey Lawson and Emmanuel Aligizakis, a total of $81,645. These amounts were paid on our behalf by our directors and officers for administrative and operating expenses. Our directors and officers are entitled to demand repayment at any time. They intend not to call for repayment of loans until we can afford to pay it without harming our business operations. However, if they demand repayment of the money owed to them before we are in a position to pay it, this may harm our proposed business operations and you may lose your investment.

13. Because we are a penny stock, you may be unable to resell your shares.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

14. Messrs. Lawson and Aligizakis control the company.

Messrs. Lawson and Aligizakis own 2,500,000 shares. As a result, Messrs. Lawson and Aligizakis are able to elect all of our directors and control our operations and your ability to cause a change in the course of our operations is eliminated. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board.

15. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 2,500,000 shares of common stock are owned by our two officers and directors. They paid an average price of $0.001 per share. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our offices are located at 1030 West Georgia Street, Suite 1280, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $500. During the fiscal year ending June 30, 2002, we paid $6,000 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 3,509,500 shares of common stock outstanding as of September 27, 2002, 2,500,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 20, 2002, there were 55 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Since inception on May 11, 2001, we have been engaged in software development. Since July 2001, we have been developing an artificial intelligence software called "Randomix." Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On September 20, 2002, we completed our public offering by raising $100,950. We sold 1,009,500 shares of our common stock at an offering price of ten cents per share.

At June 30, 2002, we had deficit working capital of $(90,978) compared to a working capital of $NIL at June 30, 2001. This change is primarily the result of our expenditures on software development costs.

At June 30, 2002, our total assets of $16,536 consisted of mainly deferred offering costs. This compares favorably with our assets at June 30, 2001 of $2,500 in cash.

At June 30, 2002, our total liabilities increased to $91,939 from $NIL at June 30, 2001, primarily reflecting amounts due to related parties of $81,645 and accounts payable of $10,294.

We have not had revenues from inception. Although there may be insufficient capital to complete the development and marketing of our initial software program, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We believe we can satisfy our cash requirements until March 2003, and will have to raise additional cash thereafter.

We will be conducting ongoing product research and development in respect of any new software programs.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted a loss of $(77,903) for the year ending June 30, 2002. The principal component of the loss software development expenditures.

Operating expenses for the year ending June 30, 2002 were $77,903, as compared to the short year ending June 30, 2001 which were $NIL.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
AI Software Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of AI Software Inc. as at June 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2002, for the period from date of incorporation on May 11, 2001 to June 30, 2001 and the cumulative amounts from date of incorporation on May 11, 2001 to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002, for the period from date of incorporation on May 11, 2001 to June 30, 2001 and the cumulative amounts from date of incorporation on May 11, 2001 to June 30, 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AI Software Inc. will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davidson & Company

DAVIDSON & COMPANY
Chartered Accountants
Vancouver, Canada
August 9, 2002

A Member of SC International
Suite 1200, 609 Granville Street, P.O. Box 10372, Canaccord Tower, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

AI SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

AS AT JUNE 30

	2002	2001
ASSETS
Current
Cash	$ 961	$ -
Subscription receivable	-	2,500
Total current assets	961	2,500
Deferred offering costs (Note 5)	15,575	-
Total assets	$ 16,536	$ 2,500
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities	$ 10,294	$ -
Due to related parties (Note 6)	81,645	-
Total current liabilities	91,939	-
Stockholders' equity (deficiency)
Capital stock (Note 7)
Authorized 100,000,000 common shares with a par value of $0.00001 per share
Issued and outstanding 2,500,000 common shares (2001 - 2,500,000)	25	25
Additional paid in capital	2,475	2,475
Deficit accumulated during the development stage	(77,903)	-
Total stockholders' equity (deficiency)	(75,403)	2,500
Total liabilities and stockholders' equity (deficiency)	$ 16,536	$ 2,500

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to June 30, 2002	Year Ended June 30, 2002	Period from Date of Incorporation on May 11, 2001 to June 30, 2001
EXPENSES
Accounting	$ 8,000	$ 8,000	$ -
Development costs	54,000	54,000	-
Interest expense	3,450	3,450	-
Legal	2,294	2,294	-
Office and miscellaneous	4,159	4,159	-
Rent	6,000	6,000	-
Loss for the period	$ (77,903)	$ (77,903)	$ -
Basic and diluted loss per common share		$ (0.03)	$ -
Weighted average number of common shares outstanding		2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in U.S. dollars)

	Common Stock		Additional	Total Stockholders'
	Shares	Amount	Paid in Capital	Equity (Deficiency)
Balance, May 11, 2001	-	$ -	$ -	$ -
Subscription in capital stock (Note 7)	2,500,000	25	2,475	2,500
Balance, June 30, 2001	2,500,000	25	2,475	2,500
Loss for the year	-	-	-	(77,903)
Balance, June 30, 2002	2,500,000	$ 25	$ 2,475	$ (75,403)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to June 30, 2002	Year Ended June 30, 2002	Period from Date of Incorporation on May 11, 2001 to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (77,903)	$ (77,903)	$ -
Change in non-cash working capital item:
Increase in accounts payable and accrued liabilities	10,294	10,294	-
Increase in accrued interest	3,450	3,450	-
Net cash used in operating activities	(64,159)	(64,159)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscription in capital stock	2,500	2,500	-
Proceeds from notes and loans payable	78,195	78,195	-
Net cash provided by financing activities	80,695	80,695	-
CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs	(15,575)	(15,575)	-
Net cash used in investing activities	(15,575)	(15,575)	-
Increase in cash during the period	961	961	-
Cash, beginning of the period	-	-	-
Cash, end of the period	$ 961	$ 961	$ -
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure of non-cash investing and financing activities: None

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 2002

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on May 11, 2001 under the laws of Nevada in the United States of America and is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans to pursue opportunities in the development of artificial intelligence software.

2. GOING CONCERN

The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to obtain working capital in the short term by borrowing funds from directors. The Company's ability to continue as a going concern is dependent on additional cash financings, and, ultimately, upon achieving profitable operations through the development of its artificial intelligence software.

	2002	2001
Deficit accumulated during the development stage	$ (77,903)	$ -
Working capital (deficiency)	(90,978)	-

3. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

Software development costs

Computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

Loss per share

Loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001.

In July 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

Disclosure about segments of an enterprise and related information

The Company uses the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations will be conducted in one industry segment that being the development of artificial intelligence software in the United States of America.

4. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, notes and loans payable and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related party is not determinable as they have no repayment terms.

5. DEFERRED OFFERING COSTS

Deferred offering costs are related to the Company's offering of 2,000,000 common shares at $0.10 per share. These amounts will be deducted from the total offering proceeds or be expensed in the event that the offering does not complete.

6. DUE TO RELATED PARTIES

	2002	2001
Notes payable on demand to a director of the Company, unsecured, bearing interest at a rate of 10% per annum. Included in this amount is accrued interest of $3,450 (2001 - $Nil).	$ 51,645	$ -
Loans payable to directors of the Company, unsecured, non-interest bearing, with no fixed terms of repayment.	30,000	-
	$ 81,645	$ -

7. CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by stockholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

On July 9, 2001, the Company issued 2,500,000 shares of common stock for stock subscriptions receivable in the amount of $2,500, which was received on July 27, 2001.

Proposed public offering of common stock

The Company has prepared a Form SB-2 registration statement with the United States Securities and Exchange Commission with an offer for sale of up to 2,000,000 common shares at $0.10 per share. The Form SB-2 registration statement was declared effective on June 20, 2002.

8. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2002	2001
Loss before income taxes	$ (77,903)	$ -
Expected income tax recovery	$ (26,487)	$ -
Unrecognized benefits of non-capital losses	26,487	-
Total income tax recovery	$ -	$ -

Details of the Company's future income tax assets are as follows:

	2002	2001
Future income tax assets:
Non-capital loss carryforwards	$ 27,000	$ 128,000
Valuation allowance	(27,000)	(128,000)
Net future income tax assets	$ -	$ -

The Company has non-capital losses carried forward of approximately $78,000 which expire through 2022. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures have not been recognized in these financial statements.

9. SUBSEQUENT EVENTS

The Company's Form SB-2 Registration Statement was declared effective on June 20, 2002. Between June 20, 2002 and September 20, 2002, the Company raised a total of $100,950 by selling 1,009,500 common shares at a price of $0.10 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2002, included in this report have been audited by Davidson & Company, Chartered Accountants, 1200 - 609 Granville Street, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Harvey M.J. Lawson	54	President, Treasurer, Secretary, Principal Executive and Accounting Officer and a member of the Board of Directors
Emmanuel Aligizakis	56	Member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Harvey M.J. Lawson has been our President, Chief Executive Officer, Treasurer, Principal Accounting Officer and a member of our board of directors since inception. Mr. Lawson has been our Secretary since August 12, 2002.

Since 2002 Mr. Lawson has been a director of Great West Mineral Group Ltd., a public company on the TSX Venture Exchange which is involved in mineral explorations.

Since 2001 Mr. Lawson has been a director of Lorex Minerals Inc., a public company on the TSX Venture Exchange which is involved in mineral explorations.

Since 2001 Mr. Lawson has been a director of Dimensions West Inc., a public company on the TSX Venture Exchange which is involved in oil and gas explorations in Indonesia.

Since 2001 Mr. Lawson has been the Vice President Strategic Planning for Golden Fortune Investment Ltd., a public company on the TSX Venture Exchange involved in resource exploration, and in particular diamond exploration, in Canada.

From 1998-2001 Mr. Lawson was CFO, Secretary, a director of Ameridian Ventures Inc., a public company on the CDNX involved in copper mining and milling in Chile.

Since 2000 Mr. Lawson has been the Secretary and a director of Litewave Corporation, a public company on the OTC:BB which is developing a satellite/cellular based tracking and system-control device for refrigerated containers.

In 1999 Mr. Lawson was the Secretary and a director of Habanero Resources Inc., a public company on the CDNX involved in oil and gas exploration in California.

1998-1999: SRR Mercantile - Director, Vice President - SRR Mercantile is a public company on the TSX Venture Exchange involved in mining and procurement of sapphires in Madagascar.

1996-1998: C.E. Securities - Independent Financial Planner: Securities and Life Insurance licensed.

1995-1996: The Financial Planning Group: Licensed to sell Mutual Funds, Life Insurance.

1994-1995: Member CARE Financial Services: Financial Adviser, Wealth Management: Protection, Accumulation, Conservation, Distribution. Licensed to sell Mutual Funds and Insurance products

1993-1994: Metropolitan Life: Licensed Representative. Financial Services, Life Insurance, Estate Planning.

1988-1993: British Columbia Institute of Technology:

1978-1985: Financial Management Faculty. Courses taught: Accounting, Finance, Insurance, Working Capital Management, Computerized Accounting, Finance Reports, Credit, Investment and Estate Planning.

1977-1978: Hong Kong Polytechnic: Department of Accountancy, Principal Lecturer.

1974-1977: Insurance Corporation of British Columbia: Senior Financial and Economic Analyst, Department of Rating and Research.

1972-1974: MBA from Manchester Business School - Business Finance, Financial Management, Management Accounting, Statistics, Corporate Planning, Marketing, OB.

1967-1970: B.Sc.Econ. (Hons.) from London University - Economics, Economic Geography, Philosophy.

1961-1966: GCE Advanced Level At Glyn Grammar School, Epsom - Economics, Geography, Constitution.

Emmanuel Aligizakis has been a member of our board of directors since August 12, 2002.

Since 1999 Mr. Aligizakis has been self-employed as an individual investor and businessman.

Between 1998 and 1999, Mr. Aligizakis was the President and a director of Habanero Resource Inc., a public company on the CDNX involved in resource exploration.

Between 1998 and 1999 Mr. Aligizakis was the President and a director of Spectrum Ventures Inc., a public company traded on the Pink Sheets involved in the importation and distribution of wine.

Between 1988 and 1998, Mr. Aligizakis was a broker with Georgia Pacific, a Brokerage Firm in Vancouver, British Columbia, Canada.

Mr. Aligizakis holds a B.A. from the University of Greece in Political Science and Economics.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

Our officers and directors have received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 27, 2002, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Harvey Lawson	1,250,000	President, Treasurer, Secretary, Chief Financial Officer and a member of the Board of Directors	35.70%
Emmanuel Aligizakis	1,250,000	Member of the Board of Directors	35.7%
All officer and Directors as a Group (2 Persons)	2,500,000		71.41%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2001, we issued a total of 2,500,000 shares of restricted common stock to Harvey Lawson and Carl Guterres, officers and directors of our company. This was accounted for as cash advances of $2,500.

Since our inception, Mr. Guterres advanced loans to us in the total sum of $64,000, which were used for organizational and start-up costs, offering expenses and operating capital. The loans are represented by three promissory notes and bear interest at 10% per annum. The loans have not yet been repaid. There are no specific terms of repayment. Since our inception, Mr. Lawson has advanced us a sum total of approximately $20,000, which were used for software development costs. These loans do not interest bearing and do not have specific terms of repayment.

On August 12, 2002 Mr. Guterres resigned as our Secretary and a member of our board of directors. Mr. Guterres resigned to pursue other business opportunities. Mr. Guterres subsequently transferred his shares to Mr. Aligizakis, who was appointed as a director of our company on August 12, 2002, pursuant to an exemption from registration. Mr. Guterres also assigned all amounts owed to him by our company to Mr. Aligizakis.

On June 20, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On September 20, 2002, we completed our public offering by raising $100,950. We sold 1,009,500 shares of our common stock at an offering price of ten cents per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed one Form 8-K since inception. On August 16, 2002 we filed a Form 8-K in respect of the resignation of J. Carl Guterres. Effective August 12, 2002, Mr. Guterres resigned as our secretary and as a director and Emmanuel Aligizakis was appointed as a director. Effective August 12, 2002, our president and director, Harvey Lawson was appointed as secretary.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-69176 on September 10, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Software Development Agreement Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September, 2002.

A.I. SOFTWARE INC. (Registrant)
BY:	/s/ Harvey M.J. Lawson Harvey M.J. Lawson, President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Harvey M.J. Lawson Harvey M.J. Lawson	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors	09/30/2002
/s/ Emmanuel Aligizakis Emmanuel Aligizakis	Member of the Board of Directors	09/30/2002