Form 10QSB
period 2002-09-30
AI SOFTWARE INC
filed 2002-11-20
CIK 1158780

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended September 30, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-69176

A.I. SOFTWARE INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0351734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
SUITE 1208- 1030 WEST GEORGIA STREET VANCOUVER, BRITISH COLUMBIA CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:
    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002 there were 2,500,000 common shares outstanding.

A.I. SOFTWARE, INC.
INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of September 30, 2002 (unaudited)	4
Statements of Operations for the cumulative period from incorporation to September 30, 2002, for the three month period ended September 30, 2002, for the three month period ended September 30, 2001 (unaudited)	5
Statements of Stockholder Deficiency as of September 30, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period ended September 30, 2002, for the three month period ended September 30, 2002 and for the three month period ended September 30, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-12
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	13-14
PART II - OTHER INFORMATION	14
Item 1 - Legal Proceedings	14
Item 2 - Change in Securities and Use of Proceeds	14
Item 3 - Defaults Upon Senior Securities	14
Item 4 - Submission of Matters of a Vote of Security Holders	14
Item 5 - Other Information	14
Item 6 - Exhibits and Other Reports on Form 8-K	14
FINANCIAL DATA SCHEDULE	16

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of A.I. Software, Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - September 30, 2002

AI SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current
Cash	$ 71,047	$ 961
Total current assets	71,047	961
Deferred offering costs (Note 3)	15,575	15,575
Total assets	$86,622	$16,536
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities	$12,294	$10,294
Due to related parties (Note 4)	69,060	81,645
Total current liabilities	81,354	91,939
Stockholders' equity (deficiency)
Capital stock (Note 5)
Authorized 100,000,000 common shares with a par value of $0.00001	25	25
Issued and outstanding 2,500,000 common shares (June 30, 2002 - 2,500,000)	25	25
Additional paid-in capital	2,475	2,475
Share subscriptions received in advance (Note 8)	100,950	-
Deficit accumulated during the development stage	(98,182)	(77,903)
Total stockholders' equity (deficiency)	5,268	(75,403)
Total liabilities and stockholders' equity (deficiency)	$86,622	$16,536

Operations of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to September 30, 2002	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001
EXPENSES
Accounting	$10,000	$2,000	$-
Development costs	67,500	13,500	13,500
Interest expense	5,865	2,415	317
Legal	2,294	-	-
Office and miscellaneous	5,023	864	-
Rent	7,500	1,500	1,500
Loss for the period	$(98,182)	$(20,279)	$(15,317)
Basic and diluted loss per common share		$(0.01)	$(0.01)
Weighted average number of common shares outstanding		2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-In	Share Subscriptions Received In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Advance	Stage	(Deficiency)
Balance, May 11, 2001	-	$-	$-	$-	$-	$-
Subscription in capital stock (Note 5)	2,500,000	25	2,475	-	-	2,500
Balance, June 30, 2001	2,500,000	25	2,475	-	-	2,500
Loss for the year	-	-	-	-	(77,903)	(77,903)
Balance, June 30, 2002	2,500,000	25	2,475	-	(77,903)	(75,403)
Share subscriptions received in advance	-	-	-	100,950	-	100,950
Loss for the period	-	-	-	-	(20,279)	(20,279)
Balance, September 30, 2002	2,500,000	$25	$2,475	$100,950	$(98,182)	$5,268

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to September 30, 2002	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(98,182)	$(20,279)	$(15,317)
Change in non-cash working capital items:
Increase in accounts payable and accrued liabilities	12,294	2,000	-
Increase in accrued interest to related parties	5,865	2,415	299
Net cash used in operating activities	(80,023)	(15,864)	(15,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscription in capital stock	2,500	-	2,500
Share subscriptions received in advance	100,950	100,950	-
Proceeds from (repayments of) notes and loans payable to related parties	63,195	(15,000)	30,575
Net cash provided by financing activities	166,645	85,950	33,075
CASH FLOWS FROM INVESTING ACTIVITIES
Deferred offering costs	(15,575)	-	(15,575)
Net cash used in investing activities	(15,575)	-	(15,575)
Change in cash during the period	71,047	70,086	2,482
Cash, beginning of the period	-	961	-
Cash, end of the period	$71,047	$71,047	$2,482
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

There were no significant non-cash transactions during the periods.

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
SEPTEMBER 30, 2002

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on May 11, 2001 under the laws of Nevada in the United States of America and is considered a development stage company as it has not generated significant revenues from operations. The Company plans to pursue opportunities in the development of artificial intelligence software.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to obtain working capital in the short term by borrowing funds from directors. The Company's ability to continue as a going concern is dependent on additional cash financings, and, ultimately, upon achieving profitable operations through the development of its artificial intelligence software. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

	September 30, 2002	June 30, 2002

Deficit accumulated during the development stage	$ (98,182)	$ (77,903)
Working capital (deficiency)	(10,307)	(90,978)

3. DEFERRED OFFERING COSTS

Deferred offering costs are related to the Company's offering of up to 2,000,000 common shares at $0.10 per share. These amounts will be deducted from the total offering proceeds or be expensed in the event that the offering does not complete.

4. DUE TO RELATED PARTIES

	September 30, 2002	June 30, 2002
Notes payable on demand to a director of the Company, unsecured, bearing interest at a rate of 10% per annum. Included in this amount is accrued interest of $5,865 (June 30, 2002 - $3,450).	$ 54,060	$ 51,645
Loans payable to directors of the Company, unsecured, non-interest bearing, with no fixed terms of repayment.	15,000	30,000
	$ 69,060	$ 81,645

5. CAPITAL STOCK

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

6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

7. SEGMENTED INFORMATION

The Company's operations will be conducted in one industry segment that being the development of artificial intelligence software in the United States of America.

8. SUBSEQUENT EVENT

Subsequent to the three month period ended September 30, 2002, the Company issued 1,009,500 common shares for share subscriptions received in advance of $100,950.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FILING.

Financial Condition, Liquidity and Capital Resources

Since inception on May 11, 2001, we have been engaged in software development. Since July 2001, we have been developing an artificial intelligence software called "Randomix." Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On July 20, 2002 our Form SB-2 registration statement was declared effective. We closed the offering on September 20, 2002, after raising a total of $100,950. All 1,009,500 shares of our common stock sold under the offering price at a price of ten cents per share, were issued as of October 14, 2002. As of that date, we have 3,509,500 shares of common stock issued and outstanding.

At September 30, 2002, we had a deficit of working capital of $10,307, compared to a working capital of $90,978 at June 30, 2002. This change is primarily the result of the recent sale of shares completed on September 20, 2002.

At September 30, 2002, our total assets of $86,622 consisted of cash in the amount of $71,047 and deferred offering costs of $15,575. This compares favorably with our assets at June 30, 2002 of $16,536, consisting of cash of $961 and deferred offering costs of $15,575.

At September 30, 2002, our total current liabilities decreased to $81,354 from $91,939 at June 30, 2002, primarily reflecting amounts due to related parties of $69,060 and accounts payable of $12,294.

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

Results of Operations

Our company posted losses of $(20,279) for the three months ending September 30, 2002, compared with the losses of $(15,317) for the three months ending September 30, 2001. From inception to September 30, 2002 we had losses in the amount of $(98,182). The principal component of the losses is software development expenditures.

Operating expenses for the three months ending September 30, 2002 were $20,279, compared with operating expenses of $15,317 for the three months ended September 30, 2001. Operating expenses from inception to September 30, 2002 were $98,182.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 20, 2002 our Form SB-2 registration statement was declared effective. We closed the offering on September 20, 2002, after raising a total of $100,950. All 1,009,500 shares of our common stock sold under the offering price at a price of ten cents per share, were issued as of October 14, 2002. As of that date, we have 3,509,500 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

We have filed one (1) Form 8-Ks since inception.

On August 16, 2002 we filed a Form 8-K in respect of the resignation of one of our directors and officers, John Carl Guterres, effective August 12, 2002. Mr. Guterres resigned as secretary and director of our company. The Form 8-K filing also described the addition of Emmanuel Aligizakis to our board of directors, and the appointment of Harvey Lawson, our current president and member of our board of directors, to the office of secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.I. SOFTWARE INC.
(Registrant)

By:___/s/ Harvey M.J. Lawson_______ President, CEO, Treasurer, Principal Accounting Officer, Secretary & Director	By: /s/ Emmanuel Aligizakis Director
Date: November 18, 2002	Date: November 18, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE SEPTEMBER 30, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	SEP 30, 2002
<CASH>	71,047
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	71,047
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	86,622
<CURRENT-LIABILITIES>	81,354
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	2,500,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	86,622
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(20,279)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(20,279)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(20,279)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)