Form 10QSB
period 2002-12-31
AI SOFTWARE INC
filed 2003-02-18
CIK 1158780

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended December 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-69176

A.I. SOFTWARE INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0351734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
SUITE 1208- 1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code
N/A
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 3,509,500 common shares outstanding.

A.I. SOFTWARE, INC.
INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheet as of December 31, 2002 (unaudited)	4
Statements of Operations for the cumulative period from incorporation to December 31, 2002, for the three month period ended December 31, 2002, for the three month period ended December 31, 2001, for the six month period ended December 31, 2002, and for the six month period ended December 31, 2001 (unaudited)	5
Statements of Stockholder Deficiency as of December 31, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period ended December 31, 2002, for the six month period ended December 31, 2002 and for the six month period ended December 31, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	10-11
PART II OTHER INFORMATION	11
Item 1 Legal Proceedings	11
Item 2 Change in Securities and Use of Proceeds	11
Item 3 Defaults Upon Senior Securities	11
Item 4 Submission of Matters of a Vote of Security Holders	11
Item 5 Other Information	11
Item 6 Exhibits and Other Reports on Form 8-K	11
FINANCIAL DATA SCHEDULE	13

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

Item 1. Financial Statements December 31, 2002

AI SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)
		December 31, 2002	June 30, 2002
		(Unaudited)
ASSETS
Current
Cash		$ 170	$ 961
Total current assets		170	961
Deferred offering costs (Note 3)		-	15,575
Total assets		$ 170	$ 16,536

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities		$ 18,740	$ 10,294
Due to related parties (Note 4)		-	81,645
Total current liabilities		18,740	91,939
Stockholders' deficiency
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.00001
Issued and outstanding
3,509,500	common shares (June 30, 2002 2,500,000)	35	25
Additional paid-in capital		87,840	2,475
Deficit accumulated during the development stage		(106,445)	(77,903)
Total stockholders' deficiency		(18,570)	(75,403)
Total liabilities and stockholders' deficiency		$ 170	$ 16,536

Nature of operations (Note 1)

 The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)
	Cumulative Amounts From Date of Incorporation on May 11, 2000 to December 31, 2002	Three Month Period Ended December 31, 2002	Three Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001
EXPENSES
Accounting	$ 12,000	$ 2,000	$ -	$ 4,000	$ -
Development costs	81,000	13,500	13,500	27,000	27,000
Interest expense	5,865	24	778	2,559	1,095
Legal	4,240	1,946	-	1,946	-
Office and miscellaneous	6,100	1,053	2,683	1,797	2,683
Rent	9,000	1,500	1,500	3,000	3,000
Loss before other item	(118,205)	(20,023)	(18,461)	(40,302)	(33,778)
OTHER ITEM
Gain on settlement of debt	11,760	11,760	-	11,760	-
Loss for the period	$ (106,445)	$ (8,263)	$ (18,461)	$ (28,542)	$ (33,778)
Basic and diluted loss per common share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding		3,344,908	2,500,000	2,922,454	2,500,000

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid in Capital	Share Subscriptions Received in Advance	Deficit Accumulated During the Development Stage	Total Stockholders' Deficiency
	Shares	Amount
Balance, May 11, 2001	-	$ -	$ -	$ -	$ -	$ -
Subscription in capital stock (Note 5)	2,500,000	25	2,475	-	-	2,500
Balance, June 30, 2001	2,500,000	25	2,475	-	-	2,500
Loss for the year	-	-	-	-	(77,903)	(77,903)
Balance, June 30, 2002	2,500,000	25	2,475	-	(77,903)	(75,403)
Share subscriptions received in advance	-	-	-	100,950	-	100,950
Issuance of common stock	1,009,500	10	100,940	(100,950)	-	-
Share issuance costs	-	-	(15,575)	-	-	(15,575)
Loss for the period	-	-	-	-	(28,542)	(28,542)
Balance, December 31, 2002	3,509,500	$ 35	$ 87,840	$ -	$ (106,445)	$ (18,570)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to December 31, 2002	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (106,445)	$ (28,542)	$ (33,778)
Item not affecting cash:
Gain on settlement of debt	(11,760)	(11,760)	-
Change in non-cash working capital items:
Increase in accounts payable and accrued liabilities	18,740	8,446	-
Increase in accrued interest to related parties	5,865	2,415	1,060
Net cash used in operating activities	(93,600)	(29,441)	(32,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscription in capital stock	2,500	-	2,500
Proceeds from issuance of capital stock	100,950	100,950	-
Deferred offering costs	(15,575)	-	(15,575)
Proceeds from (repayments of) notes and loans payable to related parties	5,895	(72,300)	48,195
Net cash provided by financing activities	93,770	28,650	35,120
Change in cash during the period	170	(791)	2,402
Cash, beginning of the period	-	961	-
Cash, end of the period	$ 170	$ 170	$ 2,402
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

DECEMBER 31, 2002

 1. NATURE OF OPERATIONS

The Company was incorporated on May 11, 2001 under the laws of Nevada in the United States of America and is considered a development stage company as it has not generated significant revenues from operations. The Company is pursuing opportunities in the development of artificial intelligence software.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.

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

	December 31, 2002	June 30, 2002

Deficit accumulated during the development stage	$ (106,445)	$ (77,903)
Working capital (deficiency)	(18,570)	(90,978)

3. DEFERRED OFFERING COSTS

Deferred offering costs are related to the Company's offering of up to 2,000,000 common shares at $0.10 per share. These amounts have been deducted from the total offering proceeds as a reduction of additional paid in capital.

4. DUE TO RELATED PARTIES

	December 31, 2002	June 30, 2002

Notes payable on demand to a director of the Company, unsecured, bearing interest at a rate of 10% per annum. Included in this amount is accrued interest of $Nil (June 30, 2002 - $3,450).	$ -	$ 51,645

Loans payable to directors of the Company, unsecured, non-interest bearing, with no fixed terms of repayment.	-	30,000

	$ -	$ 81,645

During the six-month period ending December 31, 2002, the Company repaid $72,300 and forgave $11,760 of the amounts due to related parties.

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

On October 14, 2002, the Company issued 1,009,500 shares of common stock at a price of $0.01 per common share for share subscriptions received in advance of $100,950.

6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

At December 31, 2002, we had a deficit of working capital of $18,570, compared to a deficit of working capital of $90,978 at June 30, 2002.

At December 31, 2002, our total assets of $170 consisted of solely of cash. This compares with our assets at June 30, 2002 of $16,536, consisting of cash of $961 and deferred offering costs of $15,575.

At December 31, 2002, our total current liabilities decreased to $18,740 from $91,939 at June 30, 2002, primarily reflecting repayment of loans to related parties of $81,645.

We have not had revenues from inception. Although there may be insufficient capital to complete the development and marketing of our initial software program, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We require additional debt or equity financing to satisfy our ongoing cash requirements. Until we are in a position to obtain financing, we will not be conducting ongoing product research and development.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted losses of $(8,263) for the three months ending December 31, 2002, compared with the losses of $(18,461) for the three months ending December, 2001. From inception to December 31, 2002 we had losses in the amount of $(106,445). The principal component of the losses is software development expenditures.

Operating expenses for the three months ending December 31, 2002 were $20,023, compared with operating expenses of $18,461 for the three months ended December 31, 2001. Operating expenses from inception to December 31, 2002 were $106,445.

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

On February 11, 2003 a former director and officer, John Carl Guterres, transferred 1,250,000 common shares, being all of his shares in the company, to a current director Emmanuel Aligizakis. The transfer occurred pursuant to an exemption from registration.

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

A.I. SOFTWARE INC.

(Registrant)

By:___/s/ Harvey M.J. Lawson_______ President, CEO, Treasurer, Principal Accounting Officer, Secretary & Director	By: /s/ Emmanuel Aligizakis Director
Date: February 14, 2002	Date: February 14, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	6-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	December 31, 2002
<CASH>	170
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	170
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	170
<CURRENT-LIABILITIES>	18,740
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	3,509,500
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	170
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(28,542)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(28,542)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(28,542)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)