Form 10QSB/A
period 2002-12-31
AI SOFTWARE INC
filed 2003-04-07
CIK 1158780

FORM 10-QSB/A

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

A.I. SOFTWARE, INC.
INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements (as amended)
Balance Sheet as of December 31, 2002 (unaudited) (as amended)	4
Statements of Operations for the cumulative period from incorporation to December 31, 2002, for the three month period ended December 31, 2002, for the three month period ended December 31, 2001, for the six month period ended December 31, 2002, and for the six month period ended December 31, 2001 (unaudited) (as amended)	5
Statements of Stockholder Deficiency as of December 31, 2002 (unaudited) (as amended)	6
Statements of Cash Flow for the cumulative period ended December 31, 2002, for the six month period ended December 31, 2002 and for the six month period ended December 31, 2001 (unaudited) (as amended)	7
Notes to Financial Statements (unaudited) (as amended)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	10-11
PART II - OTHER INFORMATION	11
Item 1 - Legal Proceedings	11
Item 2 - Change in Securities and Use of Proceeds	11
Item 3 - Defaults Upon Senior Securities	11
Item 4 - Submission of Matters of a Vote of Security Holders	11
Item 5 - Other Information	11
Item 6 - Exhibits and Other Reports on Form 8-K	11
FINANCIAL DATA SCHEDULE	13

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

Item 1. Financial Statements (as amended) - December 31, 2002

AI SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS (as amended)

(Expressed in U.S. dollars)

		December 31, 2002	June 30, 2002
		(Unaudited)

ASSETS

Current
Cash		$ 170	$ 961

Total current assets		170	961

Deferred offering costs (Note 3)		-	15,575

Total assets		$ 170	$ 16,536

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities		$ 18,740	$ 10,294
Due to related parties (Note 4)		-	81,645

Total current liabilities		18,740	91,939

Stockholders' deficiency
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.00001
Issued and outstanding
3,509,500	common shares (June 30, 2002 - 2,500,000)	35	25
Additional paid-in capital		99,600	2,475
Deficit accumulated during the development stage		(118,205)	(77,903)

Total stockholders' deficiency		(18,570)	(75,403)

Total liabilities and stockholders' deficiency		$ 170	$ 16,536

Nature of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (as amended)

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2000 to December 31, 2002	Three Month Period Ended December 31, 2002	Three Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001

EXPENSES
Accounting	$ 12,000	$ 2,000	$ -	$ 4,000	$ -
Development costs	81,000	13,500	13,500	27,000	27,000
Interest expense	5,865	24	778	2,559	1,095
Legal	4,240	1,946	-	1,946	-
Office and miscellaneous	6,100	1,053	2,683	1,797	2,683
Rent	9,000	1,500	1,500	3,000	3,000

Loss before other item	(118,205)	(20,023)	(18,461)	(40,302)	(33,778)

Loss for the period	$ (118,205)	$ (20,023)	$ (18,461)	$ (40,302)	$ (33,778)

Basic and diluted loss per common share		$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding		3,344,908	2,500,000	2,922,454	2,500,000

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY (as amended)

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional	Share Subscriptions	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Received in Advance	Development Stage	Stockholders' Deficiency

Balance, May 11, 2001	-	$ -	$ -	$ -	$ -	$ -

Subscription in capital stock (Note 5)	2,500,000	25	2,475	-	-	2,500

Balance, June 30, 2001	2,500,000	25	2,475	-	-	2,500

Loss for the year	-	-	-	-	(77,903)	(77,903)

Balance, June 30, 2002	2,500,000	25	2,475	-	(77,903)	(75,403)

Share subscriptions received in advance	-	-	-	100,950	-	100,950

Issuance of common stock	1,009,500	10	100,940	(100,950)	-	-

Share issuance costs	-	-	(15,575)	-	-	(15,575)

Settlement of Debt			11,760			11,760

Loss for the period	-	-	-	-	(40,302)	(40,302)

Balance, December 31, 2002	3,509,500	$ 35	$ 99,600	$ -	$ (118,205)	$ (18,570)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (as amended)

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to December 31, 2002	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (118,205)	$ (40,302)	$ (33,778)
Change in non-cash working capital items:
Increase in accounts payable and accrued liabilities	18,740	8,446	-
Increase in accrued interest to related parties	5,865	2,415	1,060

Net cash used in operating activities	(93,600)	(29,441)	(32,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscription in capital stock	2,500	-	2,500
Proceeds from issuance of capital stock	100,950	100,950	-
Deferred offering costs	(15,575)	-	(15,575)
Settlement of Debt	11,760	11,760	-
Item not affecting cash:
Gain on settlement of debt	(11,760)	(11,760)	-
Proceeds from (repayments of) notes and loans payable to related parties	5,895	(72,300)	48,195

Net cash provided by financing activities	93,770	28,650	35,120

Change in cash during the period	170	(791)	2,402

Cash, beginning of the period	-	961	-

Cash, end of the period	$ 170	$ 170	$ 2,402

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (as amended)

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

	December 31, 2002	June 30, 2002

Deficit accumulated during the development stage	$ (118,205)	$ (77,903)
Working capital (deficiency)	(18,570)	(90,978)

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

On October 14, 2002, the Company issued 1,009,500 shares of common stock at a price of $0.10 per common share for share subscriptions received in advance of $100,950.

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

Results of Operations

Our company posted losses of $(20,023) for the three months ending December 31, 2002, compared with the losses of $(18,461) for the three months ending December, 2001. From inception to December 31, 2002 we had losses in the amount of $(118,205). The principal component of the losses is software development expenditures.

Operating expenses for the three months ending December 31, 2002 were $20,023, compared with operating expenses of $18,461 for the three months ended December 31, 2001. Operating expenses from inception to December 31, 2002 were $118,205.

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

A.I. SOFTWARE INC.

(Registrant)

By:___/s/ Harvey M.J. Lawson_______ President, CEO, Treasurer, Principal Accounting Officer, Secretary & Director	By: /s/ Emmanuel Aligizakis Director
Date: April 7, 2002	Date: April 7, 2002

FINANCIAL DATA SCHEDULE (As Amended)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	6-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	December 31, 2002
<CASH>	170
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	170
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	170
<CURRENT-LIABILITIES>	18,740
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	3,509,500
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	170
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(40,302)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(40,302)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(40,302)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)