Form 10QSB
period 2003-03-31
AI SOFTWARE INC
filed 2003-05-20
CIK 1158780

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-69176

AI Software Inc.
(Exact name of registrant as specified in its charter)
Nevada	98-0351734

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 2Y3
(Address of principal executive offices)

604.662.7900
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

As of May 9, 2003, there were 21,833,000 shares of the Registrant's common shares issued and outstanding.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Balance Sheets

Statement of Operations

Statement of Shareholders' Deficiency

Statement of Cash Flows

Notes to Financial Statements

AI SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2003

AI SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31, 2003	June 30, 2002

	(Unaudited)

ASSETS

Current assets
Cash	$ 233	$ 961

Total current assets	233	961

Deferred offering costs (Note 3)	-	15,575

Total assets	$ 233	$ 16,536

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$ 25,740	$ 10,294
Due to related parties (Note 4)	-	81,645

Total current liabilities	25,740	91,939

Shareholders' deficiency
Common stock (Note 5)
Authorized 1,400,000,000 shares with a par value of $0.00001
Issued and outstanding 21,833,000 shares (June 30, 2002 - 35,000,000)	218	350
Additional paid-in capital	99,417	2,150
Deficit accumulated during the development stage	(125,142)	(77,903)

Total shareholders' deficiency	(25,507)	(75,403)

Total liabilities and shareholders' deficiency	$ 233	$ 16,536

Nature of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
	Cumulative Amounts From Date of Incorporation on May 11, 2001 to March 31, 2003	Three Month Period Ended March 31, 2003	Three Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2003	Nine Month Period Ended March 31, 2002

OPERATING EXPENSES

General and administrative	$ 38,115	$ 6,919	$ 5,731	$ 17,662	$ 11,414
Research and development	81,000	-	13,500	27,000	40,500

Loss before other expenses	119,115	6,919	19,231	44,662	51,914

OTHER EXPENSES

Interest expense	6,027	18	1,206	2,577	2,301

Net loss for the period	(125,142)	(6,937)	(20,437)	(47,239)	(54,215)

Basic and diluted loss per common share		$ (0.0001)	$ (0.0001)	$ (0.0001)	$ (0.0001)

Weighted average number of common shares outstanding		45,493,000	35,000,000	47,266,836	35,000,000

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIENCY
(Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficiency

	Shares	Amount

Inception, May 11, 2001	-	$ -	$ -	$ -	$ -

Subscription in capital stock (Note 5)	35,000,000	350	2,150	-	2,500

Balance, June 30, 2001	35,000,000	350	2,150	-	2,500

Net loss for the year	-	-	-	(77,903)	(77,903)

Balance, June 30, 2002	35,000,000	350	2,150	(77,903)	(75,403)

Issuance of common stock	14,133,000	141	100,809	-	100,950

Share issuance costs	-	-	(15,575)	-	(15,575)

Forgiveness of debt	-	-	11,760	-	11,760

Shares cancelled	(27,300,000)	(273)	273	-	-

Net loss for the period	-	-	-	(47,239)	(47,239)

Balance, March 31, 2003	21,833,000	$ 218	$ 99,417	$ (125,142)	$ (25,507)

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Cumulative Amounts From Date of Incorporation on May 11, 2001 to March 31, 2003	Nine Month Period Ended March 31, 2003	Nine Month Period Ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (125,142)	$ (47,239)	$ (54,215)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	-	-	(5,000)
Increase in accounts payable and accrued liabilities	25,740	15,446	4,000
Increase in accrued interest to related parties	3,450	-	-

Net cash used in operating activities	(95,952)	(31,793)	(55,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscription in capital stock	2,500	-	2,500
Proceeds from issuance of capital stock	100,950	100,950	-
Deferred offering costs	(15,575)	-	(15,575)
Proceeds from (repayments of) notes and loans payable to related parties	8,310	(69,885)	69,943

Net cash provided by financing activities	96,185	31,065	56,868

Change in cash during the period	233	(728)	1,653

Cash, beginning of the period	-	961	-

Cash, end of the period	$ 233	$ 233	$ 1,653

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

AI SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2003

1. DEVELOPMENT STAGE ENTERPRISES

The Company was incorporated on May 11, 2001 under the laws of Nevada and is considered a development stage company as it has not generated significant revenues from operations. The Company is pursuing opportunities in the development of artificial intelligence software. Subsequent to March 31, 2003, the Company also commenced the pursuit of opportunities in the biotechnology industry (Note 7).

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to obtain working capital in the short term by borrowing funds from directors. The Company's ability to continue as a going concern is dependent on additional cash financings, and, ultimately, upon achieving profitable operations through the development of its artificial intelligence software. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

	March 31, 2003	June 30, 2002

Deficit accumulated during the development stage	$ (125,142)	$ (77,903)
Working capital (deficiency)	(25,507)	(75,403)

3. DEFERRED OFFERING COSTS

Deferred offering costs are related to the Company's offering of up to 2,000,000 (28,000,000 post forward split) common shares at $0.10 per share. These amounts have been deducted from the total offering proceeds as a reduction of additional paid in capital.

AI SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2003

4. DUE TO RELATED PARTIES

	March 31, 2003	June 30, 2002

Notes payable on demand to a director of the Company, unsecured, bearing interest at a rate of 10% per annum. Included in this amount is accrued interest of $Nil (June 30, 2002 - $3,450).	$ -	$ 51,645

Loans payable to directors of the Company, unsecured, non-interest bearing, with no fixed terms of repayment.	-	30,000

	$ -	$ 81,645

During the nine-month period ended March 31, 2003, the Company repaid $69,885 and was forgiven $11,760 of the amounts due to related parties.

5. COMMON STOCK

The Company's authorized common stock consists of 1,400,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

On July 9, 2001, the Company issued 2,500,000 (35,000,000 post forward split) shares of common stock for stock subscriptions receivable in the amount of $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 1,009,500 (14,133,000 post forward split) shares of common stock at a price of $0.01 per common share for share subscriptions received in advance of $100,950.

On March 19, 2003, two directors each returned 975,000 (13,650,000 post forward split) shares of common stock with a par value of $0.01 per share, for cancellation.

On March 27, 2003 forward split its stock on a 14:1 basis. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

6. SEGMENTED INFORMATION

The Company's operations have been conducted as one reportable segment, being artificial intelligence software. In the future the Company will also conduct operations in the biotechnology industry, under a separate reportable segment (See Note 7).

AI SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2003

7. SUBSEQUENT EVENTS

On May 1, 2003 the Company entered into a loan agreement to borrow up to $100,000. The loan is unsecured, due on August 1, 2003 and bears interest at LIBOR plus 2%. $75,000 has been drawn under the loan and the amount was paid towards the stem cell technology License Agreement described below.

On May 5, 2003, the Company entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology (the "Licensor") to acquire a license for a stem cell expansion technology related to bone marrow transplants. The Company received an exclusive, worldwide license for the technology over the life of the related patent. The patent is currently in the application stage. The license grants exclusivity over all products, uses and related intellectual property, and grants the Company the right to enter into sub-licenses. The license was obtained on the following terms:
  1. $400,000 cash is payable to the Licensor on the following terms:
      $100,000 of which $75,000 has been paid. The balance is due within 3 months of execution of the license agreement.
      An additional $100,000 on the earlier of the date clinical trials start using human subjects, or December 15, 2004.
      The balance of $200,000 on the earlier of the date FDA approval is received for a product, or December 15, 2006.
  2. The Company is required to raise a minimum of $500,000 for the further development of intellectual property and future products by December 15, 2003.

  3. A royalty of 5% of monthly gross sales, and a 12.5% royalty on any other payments received by the Company for one time payments, such as distribution or sub-license rights, is payable to the Licensor within 30 days and 7 days respectively. The Company may also elect to pay 25% of all payments received under sub-licenses, in lieu of the 5% royalty on sales and the 12.5% royalty on lump sum payments.

  4. The Company is responsible for any costs incurred for the enforcement of the patent and related intellectual property.

  5. The Licensor was granted an option to assign the patent to the Company in exchange for 5% of the Company's fully diluted and outstanding share capital on the date of exercise. The option may only be exercised within 60 days of the share capital equating to an aggregate market capitalization of $25 million. If the Licensor exercises the option, all royalty payments noted in (3) will cease.

Item 2. Management's Plan of Operations

AI Software Inc. was incorporated under the laws of the state of Nevada on May 11, 2001. The Company's fiscal year end is June 30.

On July 20, 2002 our Form SB-2 registration statement was declared effective. We closed the offering on September 20, 2002, after raising a total of $100,950. All 1,009,500 shares of our common stock sold under the offering price at a price of ten cents per share, were issued as of October 14, 2002.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Since July 2001, we have been engaged in software development. Our proposed business plan is premised on the use of Artificial Intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. Our proposed Artificial Intelligence program, Randomix, is intended to use pattern recognition in the context of a domain name creation engine for online businesses. A domain name creation engine is essentially a website that assists computer users in picking website names which are meaningful to them. By inputting criteria into the computer that are relevant to the user's business, Randomix will use pattern recognition to generate available domain names which are relevant to the criteria entered. Pattern recognition involves recognizing and detecting patterns and trends in a given set of data.

We have exhausted all of our funding and are currently seeking additional equity or debt financing to continue with the development of Randomix. There is no assurance that we will be successful in finding such financing or on terms that would be acceptable to our Company.

During the current quarter, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our existing business. We were successful in identifying funding and on May 1, 2003 we entered into a loan facility agreement for $100,000. On May 5, 2003, we entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology (the "Licensor") to acquire an exclusive license for a stem cell expansion technology. This technology offers promising, novel solutions related to bone marrow transplants.

We received an exclusive, worldwide license for the patent applied for technology over the life of the patent. It is PCT Application US00/02688 and is entitled "Method and Apparatus for Maintenance and Expansion of Hemopoietic Cells and/or Progenitor Cells". The license grants us exclusivity over all products, uses and related intellectual property, and we have the right to enter in to sub-licenses. We obtained the license on the following terms:

  $400,000 cash is payable to the Licensor on the following terms:

      $100,000 of which $75,000 has been paid. The balance is due within 3 months of execution of the license agreement. We obtained the initial $75,000 by a loan described in Item 5.

      An additional $100,000 on the earlier of the date clinical trials start using human subjects, or December 15, 2004.

      The balance of $200,000 on the earlier of the date FDA approval is received for a product, or December 15, 2006.

  We are required to raise a minimum of $500,000 for the further development of intellectual property and future products by December 15, 2003.

  A royalty of 5% of monthly gross sales, and a 12.5% royalty on any other payments received by us for one time payments such as distribution or sub-license rights is payable to the Licensor within 30 days and 7 days respectively. We may also elect to pay 25% of all payments received under sub-licenses, in lieu of the 5% royalty on sales and the 12.5% royalty on lump sum payments.

  We are responsible for any costs incurred for the enforcement of the patent and related intellectual property.

  We have granted the Licensor an option to assign the patent to our Company in exchange for 5% of our fully diluted and outstanding share capital on the date of exercise. The option may only be exercised within 60 days of the share capital equating to an aggregate market capitalization of $25 million. If the Licensor exercises the option, all royalty payments noted in (3) will cease.

Our Board of Directors has also approved a name change for our Company to Pluristem Life Systems, Inc. The name change will take effect upon receipt of an approval from stockholders owning a majority of our issued and outstanding common stock and certain other regulatory approvals.

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately 2-3 months. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses, and we currently have significant liabilities related to our ongoing software development and our stem cell license agreement. Without an infusion of new capital, we will not be able to maintain current operations beyond these periods.

We are also continuing to experience negative cash flows from operations. We will likely be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for our publicly-traded common stock.

Management Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB filed on September 30, 2002.

At March 31, 2003, we had a deficit of working capital of $25,507, compared to a deficit of working capital of $75,403 at June 30, 2002.

At March 31, 2003, our total assets of $233 consisted solely of cash. This compares with our assets at June 30, 2002 of $16,536, consisting of cash of $961 and deferred offering costs of $15,575.

At March 31, 2003, our total current liabilities decreased to $25,740 from $91,939 at June 30, 2002. All of the $81,645 of related party loans were repaid during the period.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. Our current corporate employee count is likely to change because of the expansion of the scope of our current business plan.

Results of Operations

Our company posted losses of $47,239 for the nine months ended March 31, 2003, compared with the losses of $54,215 for the comparable nine month period in 2002. From inception to March 31, 2003 we had losses in the amount of $125,142. The principal component of the losses is software development expenditures.

Operating expenses net of development costs for the nine months ending March 31, 2003 were $17,662, compared with operating expenses of $11,414 for the nine months ended March 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On February 11, 2003 a former Director and Officer, Mr. John Guterres, transferred 1,250,000 (17,500,000 post forward split) common shares, being all of his shares in our Company, to Mr. Emmanuel Aligizakis, a current Director. The transfer occurred pursuant to an exemption from registration under Regulation S.

On March 19, 2003, Mr. Harvey Lawson and Mr. Emmanuel Aligizakis, two of our directors, each returned 975,000 (13,650,000 post forward split) shares of common stock for cancellation. The cancellation reduced our total issued and outstanding share capital from 3,509,500 (49,133,000 post forward split) shares of common stock to 1,559,500 (21,833,000 post forward split) shares. Subsequent to the cancellation, Mr. Lawson and Mr. Aligizakis each owned 275,000 (3,850,000 post forward split) shares of common stock.

On March 27, 2003, our Board of Directors approved a fourteen for one forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was affected with the Nevada Secretary of State on March 31, 2003. As a result, our authorized capital increased from 100,000,000 to 1,400,000,000 shares of common stock with a par value of $0.00001. Our issued and outstanding share capital increased from 1,559,500 shares of common stock to 21,833,000 shares of common stock. The Forward Stock Split took effect with the OTC Bulletin Board at the opening for trading on Tuesday, April 8, 2003 under the new stock symbol ASOW. Our new CUSIP number is 00144U 20 9.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We submitted no matters to a vote of security holders during the quarter ended March 31, 2003.

Item 5. Other Information

On March 18, 2003, our Board of Directors increased the number of our current Directors from two (2) to three (3). We also appointed Meir Segev as a director to fill the vacancy created by the increase of number of current Directors.

On May 1, 2003 we entered into a loan agreement to borrow up to $100,000. The loan is unsecured, due on August 1, 2003 and bears interest at LIBOR plus 2%. We have borrowed $75,000 under the loan agreement to date and paid the funds towards the stem cell technology License Agreement described in ITEM 2.

Our principal accountant was dismissed on May 7, 2003. The decision to change accountants was approved by our board of directors.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant has been engaged as the principal accountant to audit our financial statements. The new accountant is Marc Lumer & Company and was engaged as of May 9, 2003. Neither our Company nor anyone acting on our behalf consulted the new accountant regarding:

  The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or
  Any matter that was the subject of a disagreement or event identified in above.

Our Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. We have requested that the former accountant furnish a letter addressed to the Commission stating that they agree with the statements made by the Company.

On May 7, 2003 our Board of Directors approved the change of name for our Company to Pluristem Life Systems, Inc. The name change will be effective upon our receipt of an approval by stockholders of a majority of our issued and outstanding common stock and certain other regulatory approvals.

Item 6. Exhibits and Reports on Form 8-K.

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number Description

3.1* Articles of Incorporation (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001)

3.2* Bylaws (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001)

10* Software Development Agreement (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001)

99(1) Certificate of Stock Split filed with Nevada Secretary of State on March 31, 2003

10.1(1) Exclusive, World Wide Patent and Technology License and Assignment Agreement

99.1 Section 906 Certification

* Previously filed

(1) Previously filed on 8-K dated April 8 and May 5, 2003 respectively

Reports on Form 8-K

March 20, 2003 increasing the number of Directors for the Company from 2 to 3, and the appointment of Mr. Meir Segey as a Director.

March 28, 2003, reporting the cancellation of 975,000 shares by each of Mr. Harvey Lawson and Mr. Emmanuel Aligizakis.

April 8, 2003 regarding the approval by the Board of Directors to forward split the Company's authorized and outstanding common stock on a fourteen for one basis.

May 5, 2003, License Agreement with the Weizmann Institute of Science and Technion -Israel Institute of Technology to acquire an exclusive licence for a stem cell expansion technology to assist with bone marrow transplants.

May 13, 2003, reporting the dismissal the Company's certifying accountants, Davidson & Company, and the engagement of Marc Lumer & Company, Certified Public Accountants and Management Consultants, as the Company's principal independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2003.

AI SOFTWARE INC.

Date: May 19, 2003	By: /s/ Harvey Lawson
Harvey Lawson, Chief Executive Officer, Acting Chief Financial Officer and Director

CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harvey Lawson, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of AI Software Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Harvey Lawson

Harvey Lawson, President and CEO, Acting Chief Financial Officer