Form 10KSB
period 2003-06-30
PLURISTEM LIFE SYSTEMS INC
filed 2003-10-14
CIK 1158780

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended  June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from [ ] to [ ]

Commission file number  001-31392
PLURISTEM LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)
Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
MATAM Advanced Technology Park, Building No. 20, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  011-972-4-850-1080

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

15,782,483 common shares @ $1.47(1) = $23,200,250.01
(1) Average of bid and ask closing prices on September 23, 2003.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

22,558,483 common shares issued and outstanding as of September 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Pluristem" mean Pluristem Life Systems, Inc. and our wholly owned subsidiary, unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada under the name A.I. Software, Inc. on May 11, 2001 and since July 2001, we were engaged in software development. Our business plan was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm which specializes in the development of artificial intelligence software. Pursuant to the terms of the software development agreement, Empire Group was to develop for us the software algorithm program for an artificial intelligence software called "Randomix." This proposed artificial intelligence program, Randomix, is intended to use pattern recognition in the context of a domain name creation engine for online businesses. A domain name creation engine is essentially a website that assists computer users in picking website names which are meaningful to them. By inputting criteria into the computer that are relevant to the user's business, Randomix will use pattern recognition to generate available domain names which are relevant to the criteria entered. Pattern recognition involves recognizing and detecting patterns and trends in a given set of data. A demonstration version of Randomix was completed by Empire Group in May of 2002 but we have not yet completed the development of the Randomix software.

We were not successful in fully implementing our business plan in regards to our Randomix software. As a result, during March and April of 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our existing business.

On May 5, 2003, we entered into a License Agreement (the "License Agreement") with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for a stem cell expansion technology. This technology offers promising, novel solutions related to bone marrow transplants. Under the License Agreement, we will pay $400,000 cash over time and will pay royalties on our sales and product or rights distribution transactions.

To be able to develop the exclusive license for the stem cell expansion technology, we purchased 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. on June 10, 2003, from Abramovich Trust Company Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to Abramovich Trust Company Ltd. cash in the amount of $1,000 and provided Pluristem,

4

Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

On June 25, 2003, we changed our name from "A.I. Software, Inc." to "Pluristem Life Systems, Inc." The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the OTCBB at the opening of trading on June 30, 2003 under our new stock symbol "PLRS".

Our Current Business

With the acquisition of Pluristem, Ltd., we aim to become a leader in stem cell expansion, specializing initially in the expansion of hematopoietic stem cells found in umbilical cord blood, using the technology platform we recently acquired under the License Agreement.

Furthermore, we believe that our stromal cell expression libraries can be expected to booster bone marrow transplants and significantly improve their success rates while maximizing immune system functioning.

We will conduct further research and development in our key technology, the PluriX™ Bioreactor, which is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce. Scientists have developed sufficient understanding to actually use these hematopoietic stem cells for cell therapy and bone marrow transplants for the potential treatment of a broad range of complicated diseases.

Brief Introduction of Stem Cell Research and Cell Therapy

Since 1998, when embryonic human stem cells were first isolated, research on stem cells has received much public attention. Stem cells have two important characteristics that distinguish them from other types of cells. First, they are unspecialized cells that renew themselves for long periods through cell division. Second, under certain physiologic or experimental conditions, stem cells can be induced to become cells with special functions, such as the beating cells of the heart muscle or the insulin-producing cells of the pancreas.

Scientists primarily work with two kinds of stem cells from animals and humans: embryonic stem cells and adult stem cells, which have different functions and characteristics. In some adult tissues, such as bone marrow, muscle, and brain, discrete populations of adult stem cells generate replacements for cells that are lost through normal wear and tear, injury, or disease.

Cell therapy is the use of living cells in the treatment of medical disorders. Stem cells, progenitors and differentiated functional cells of various tissues are evolving as potential treatment modality for life threatening diseases and major clinical indications lacking effective cures. Cell therapy is still in its very beginning stages of research and development and only a few potential products are already in clinical studies.

Even though we have the capability to work with embryonic stem cells, we have chosen to concentrate our efforts on hematopoietic stem cells. Hematopoietic Stem Cells can be found in every adult's bone marrow, which is the spongy tissue found in the cavities of our bones. Hematopoietic stem cells are the precursors of the various types of blood cells in the human body. These cells include:

  White cells that fight infections and inflammations (leukocytes) and form the basis of the immune system (lymphocytes);
  Red cells that carry oxygen through our bodies (erythrocytes); and
  Platelets that help blood to clot.

As noted above, scientists have developed sufficient understanding to actually use hematopoietic stem cells for therapy, such as through the procedure of bone marrow transplant. Thus, this class of human stem cell holds the promise of being able to repair or replace cells or tissues that are damaged or destroyed by many of our most devastating diseases and disabilities. Furthermore, bone marrow transplants are ultimate treatments in many pathological situations, including:

  Malignant blood system diseases, such as leukemia, lymphoma and myaloma,
  Diseases characterized by the lack of, or defective, production of bone marrow, such as aplastic anemia,

  Severe combined immune deficiency (SCID),
  Non-hematopoietic malignancies (solid tumors), or bone marrow disorders, following chemotherapy and radiation, and
  Metabolic diseases or congenital hemoglobinopathies, e.g., thalessemia.

Within the hematopoietic system, pluripotent hematopoietic stem cells are the only cells with extensive capacities to expand, differentiate and self-renew. Pluripotent hematopoietic stem cells are exclusively required for hematopoietic reconstitution following transplantation. In spite of the key role of pluripotent hematopoietic stem cells in maintaining the hematopoietic system, their extremely low frequency in the hematopoietic tissue, as well as the limited ability to maintain or expand undifferentiated stem cells outside of a patient's body, not only remains a major drawback to essential clinical applications of these cells, but also reflects the current unavailability of, and the need for, novel stem cell regulators. In spite of all the challenges involved in hematopoietic stem cell transplants, physicians are now trying, sometimes successfully, to assist in hematopoietic and immune system recovery following high-dose chemotherapy and/or radiation therapy treatment for malignant and non-malignant diseases such as leukemia and certain immune and genetic disorders. For stem cell transplants to succeed, the donated stem cells must repopulate and/or engraft the recipient's bone marrow, where they will provide a new source of essential blood and immune system cells.

Brief Introduction of Bone Marrow Transplants

The bone marrow transplant procedure involves three phases. In the first phase, lasting 5 to 14 days, the bone marrow recipient is prepared for the graft. Immunosuppressive and cytotoxic chemotherapy administered with or without irradiation are used to enable the recipient to accept the graft, to prevent graft rejection, and in cases of acute leukemia, to eliminate residual leukemia.

In the second phase, bone marrow is procured from a compatible donor and intravenously administered to the graft recipient.

The third phase is a period of waiting for the bone marrow to engraft and function normally in the recipient. During the time required for engraftment (approximately 2 to 4 weeks), the graft recipient is vulnerable to infection, bleeding, severe weight loss, rejection of the graft and graft-versus-host disease. Graft-versus-host disease occurs in approximately 50% of bone marrow transplant patients. If the marrow engrafts and the patient survives the immediate post-transplant period (first 3 to 6 weeks), the patient faces another set of complications, including graft-versus-host disease and interstitial pneumonia. Interstitial pneumonia occurs in 60% of bone marrow transplant patients, typically 4 to 6 weeks post transplant. The disease progresses rapidly and is fatal in approximately 50% of the cases. 50%-60% of patients survive where the bone marrow transplant is made during disease remission, and only 10%-25% survive in cases where the bone marrow transplant is done outside of remission. (Source: The Cost Effectiveness of BMT Therapy and Its Policy Implications, School of Public Health, UCLA).

There are several types of bone marrow transplants. They are distinguished according to the source of the stem cells. An autologus bone marrow transplant means the transplant stem cells come from the patient. An allogenic bone marrow transplant means the stem cells come from a donor. A syngeneic bone marrow transplant means the stem cells come from an identical twin.

Research and clinical work in the field of bone marrow transplants is presently limited due to:

  The average number of active hematopoietic stem cells in any given bone marrow is extremely low, less than 0.5% of total cells;
  The difficulties of the human body to accept bone marrow transplants from donors, and the ensuing damaging reactions;
  The patient is quite prone to infections following radiation and/or chemotherapy treatments, and may have been infected even prior to the transplant;
  Sorting of healthy cells from cancerous cells has not proven 100% successful, meaning that the bone marrow transplant can end up replacing cancerous cells with more cancerous cells, in the case that the transplant stem cells are autologus;

  The great complications in storing and enriching these cells in the absence of in vitro differentiation;
  The absence of a large-scale and sustainable model that enables the testing of the ability of hematopoietic stem cells to renew the hematopoietic system; and
  There are some clinical situations where autologus bone marrow after tumor purging provides insufficient numbers of hematopoietic stem cells for the bone marrow transplant.

Transplantation experts believe that the ideal approach to a successful stem cell transplant is to use a large number of stem cells to maximize the probability of bone marrow repopulation and minimize the time needed for the return of normal numbers of hematopoietic and immune cells in the patient.

One of the major efforts in developing hematopoietic stem cell technologies has been to identify new and better sources for stem cells. The majority of transplantable hematopoietic stem cells in adults currently come primarily from peripheral blood or adult donor bone marrow. Another important and attainable source of transplantable and lasting hematopoietic stem cells is from umbilical cord blood. Such blood is drawn from the umbilical cord after birth, but before the discharge of the placenta, giving way to the following advantages:

  The standard procedure at birth is that umbilical cord blood is discarded with the placenta. No morbidity is involved, making this option free of ethical controversy.
  Collection of umbilical cord blood is simple and non-invasive both to the mother and the baby;
  Use of umbilical cord blood is already U.S. Federal Drug Administration ("FDA") approved and does not require further clinical testing;
  The hematopoietic stem cells drawn from umbilical cord blood can differentiate into primary hematopoietic precursors and create hematopoietic clones in cultures better than those hematopoietic stem cells taken from adult bone marrow;
  Umbilical cord blood has lower levels of contamination with common viral pathogens, such as Cytomegalovirus, and is more tolerant of alloantigens; and
  Umbilical cord blood hematopoietic stem cells have high tolerance levels, giving way to lower graft-versus-host diseases.

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, owing to the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to date to transplants in babies and children weighing under 45 kg. Moreover, there are no existing hematopoietic stem cell expansion technologies for umbilical cord blood that can increase to the best of our knowledge the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

In summary, transplants of hematopoietic stem cells derived from umbilical cord blood are a novel alternative to conventional bone marrow transplants and have several unique advantages, in spite of their present quantitative limitations. Umbilical cord blood lends itself to sorting and storing in cord blood banks and transplant clinics, leading to the ability to build data bases of expanded umbilical cord blood for national and worldwide access and use, making search of bone marrow transplant donors easily facilitated and making autologous bone marrow transplants in adults potentially feasible. We believe that the advantages in use of umbilical cord blood hematopoietic stem cells, combined with our platform technology have the potential to change the ways bone marrow transplants are conducted in the future.

Our Core Technology and PluriX™ Bioreactor System

For decades, scientists have attempted to "grow" stem cells in culture to increase the number of stem cells for transplantation. The challenge of this undertaking lies in overcoming stem cells' predisposition to differentiate. Adult hematopoietic stem cells tend to produce other cells with limited repopulating properties when grown in culture rather than to replicate and regenerate additional stem cells. Current stem cell expansion techniques are complicated by the diverse mix of differentiated cells generated in stem cell cultures. Existing scientific methods considered in increasing the number of stem cells include culturing the stem cells on two dimensional stromal layers and growing in the presence of cytokines. To the best of our knowledge, none of these existing methods to grow stem cells outside of patients' bodies are able to prevent differentiation of stem cells while promoting their proliferation.

Through the License Agreement and the acquisition of Pluristem, Ltd. we have acquired a process, a three dimensional bioreactor, called PluriX™, which has the potential to bring about the expansion of umbilical cord blood hematopoietic stem cells to proportions that will be enough for a number of adult transplants, without promoting differentiation.

The PluriX™ Bioreactor system is designed to perform controlled expansion of hematopoietic stem cells for bone marrow transplants. The general idea is to cause self-renewal of early stage stem cells and prevent them from differentiating through use of the PluriX™ Bioreactor system. The PluriX™ Bioreactor system creates an artificial physiological environment in which hematopoietic stem cells can grow and reproduce. This system is in direct contrast to standard teflon bags or culture flasks, which cannot promote hematopoietic stem cells self-renewal and prevent their differentiation. In the PluriX™ Bioreactor system, hematopoietic stem cells are influenced by contact with the surrounding environment, made up of stromal cell cultures and substrates. Therefore, by keeping the hematopoietic stem cells in the closed environment of the PluriX™ Bioreactor system, the hematopoietic stem cells maintain their original form, which means that they proliferate without differentiating.

The PluriX™ Bioreactor system enables the production of certain stem cells, such as umbilical cord blood hematopoietic stem cells, for which there might otherwise be insufficient quantities available for many transplants. Having access to a sufficient number of hematopoietic stem cells is essential to successful clinical outcomes. This is particularly the case with umbilical cord blood transplants. The limited quantities of available hematopoietic stem cells in umbilical cord blood and difficulties in expanding the starting volumes to therapeutic quantities have restricted the widespread practice of umbilical cord blood transplants. The PluriX™ Bioreactor system is designed to solve this dilemma by providing the capability to easily and cost-effectively expand umbilical cord blood hematopoietic stem cells to higher quantities for therapeutic treatments.

The PluriX™ Bioreactor System is comprised of several components, including (1) a reservoir, (2) gas mixture, (3) a gas filter, (4) an injection point, (5) a Plug Flow Bioreactor, (6) a flow monitor and a flow valve, (7) a separating container, (8) a container for medium exchange, (9) a peristaltic pump, (10) a sampling point, (11) a container for medium exchange and (12) an oxygen monitor. The PluriX™ Bioreactor system is designed to be operated with minimal operator activity by a medical or laboratory technician Working with the PluriX™ Bioreactor system is intended to be relatively simple, and therefore, a trained lab technician will be able to operate and monitor between 10 to 20 PluriX™ Bioreactor systems at any one time. In other words, one lab technician will operate 70 to 100 PluriX™ Bioreactor systems per year.

Primary Advantages of PluriX™ Bioreactor System

We believe our core technology, the PluriX™ Bioreactor system, once fully developed, will have the following advantages:

  Our PluriX™ Bioreactor system can be used to expand umbilical cord blood hematopoietic stem cells for use in adults. With the assistance of our PluriX™ Bioreactor system, one portion of umbilical cord blood hematopoietic stem cells can be expanded to quantities enough for a number of transplants. This means that healthy autologus umbilical cord blood hematopoietic stem cells can be taken at the time of birth, expanded into mature hematopoietic stem cells and stored by a cell bank in the instance that it may be needed by that specific patient at a later date. This will eliminate the current practice of transplanting cancerous cells back into the patient.
  Our PluriX™ Bioreactor system can be used for allogenic expansion, i.e. to expand the hematopoietic stem cells from donors other than the patient himself. Allogenic stem cells can also be expanded for use as a transplant source for adults in the instances that enough stem cells are not attainable from a particular donor.
  Our PluriX™ Bioreactor system can also be used for autologus proliferation, i.e. to expand the hematopoietic stem cells taken from the transplant patients themselves. Contrary to any existing available technologies known to us, our PluriX™ Bioreactor system will allow the use of autologus bone marrow transplantation in the case that healthy cells are not clearly attainable from the patient.

  By making the option of expanding hematopoietic stem cells taken from transplant patients themselves available, we believe that costs related to donor searches for bone marrow transplants will be reduced significantly;
  Our PluriX™ Bioreactor system can be used to produce a high number of hematopoietic stem cells, which will result in increased potential for faster, successful engraftment of stem cells in transplant patients;
  We believe that our PluriX™ Bioreactor system will produce by-products that will speed up the recovery time of transplant patients, thereby reducing the number of hospitalization days needed.

Alongside our research process on the PluriX™ Bioreactor system, we have also identified characterization processes of new proteins that are important to the differentiation of stem cells, both within and without patients' bodies. We plan to continue in the cleaning and characterization of these proteins with the intention of making them into commercial products.

Markets for Our Product and Services

There are presently between 40,000 to 50,000 bone marrow transplants performed annually worldwide; approximately 18,000 are performed in the United States and approximately 25,000 are performed in Europe. We have not taken steps to determine the number of bone marrow transplants performed elsewhere. Of the 40,000 to 50,000 bone marrow transplants performed, only 5,000 are performed on babies and children. Furthermore, most of these 40,000 to 50,000 bone marrow transplants are allogenic transplants, requiring patients to locate donors with compatible hematopoietic stem cells. Taking into account that only one in three patients actually find a compatible donor, the number of potential bone marrow transplants is estimated to exceed 150,000 annually. Based on these statistics, we believe that the existing methods of transplanting human bone marrow have not been perfected and are far from reaching an ideal level of success.

Presently, the standard bone marrow transplant procedure costs approximately $100,000 per patient. This translates into approximately $5 billion annually that patients and their medical insurers around the world are spending currently for this procedure alone. In addition, to manage the risk of incompatibility between donor and patient stem cells, a separation procedure of the stem cells is frequently also performed at a cost of $70,000. We believe that 15% to 20%, or 15,000 to 20,000 of the patients require this stem cell separation procedure as well, adding a further $700 million to the current spending on bone marrow transplants in the United States. Combining these figures with similar expenditures in Europe and Asia, we estimate the current worldwide spending on bone marrow transplants to exceed $7 billion per year.

We estimate that there are between ten to one hundred cord blood banks in the world, most of them located in the United States. In 2001, they collective cryo-preserved (frozen) and stored cord blood from some 34,000 to 36,000 donors and they project that the annual rate of growth of cord blood preserved will be over 15%. Due to the increased use of umbilical cord blood hematopoietic stem cells in bone marrow transplants, we expect that the number of cord blood banks will also grow significantly around the world. We also expect that, in developed countries, in the near future, umbilical cord blood may be drawn at the time of every birth and stored for later use. We believe that the stem cell expansion services that we will make available through our PluriX™ Bioreactor system, together with proper marketing efforts, will increase the number of umbilical cord blood donors for personal use, i.e., parents storing the umbilical cord blood for their children's future, by more than doubling the existing growth rate. This will also provide a full base of hematopoietic stem cells donor opportunities to patients throughout the world. We project that the global market for the provision of stem cell expansion services can reach approximately $8 billion.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our products and processes under the License Agreement. Under the License Agreement we have exclusive rights to U.S. patent application number PCT/US00/02688 entitled "Method and Apparatus for Maintenance and Expansion of Hematopoietic Stem Cells and/or Progenitor Cells" which was also filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number WO-00/46349 for our core technology of the PluriX™ Bioreactor system. Our issued patent presents claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii)three dimensional stromal cells based bioreactor. A patent was issued in South Africa in October, 2002, and is due to expire in approximately 2020. Patents have also recently been approved in Australia and New Zealand. In addition, we and our exclusive licensors will file applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our products and processes, including a number of U.S. patent applications and corresponding applications in other countries relating to various components of the PluriX™ Bioreactor system.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until patents issue, we also cannot be certain that others did not first file applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

We rely on the license granted by Weizmann Institute of Science and Technion-Israel Institute of Technology and others for certain patent rights. If we breach the License Agreement or otherwise fail to comply with the License Agreements, or if the License Agreement expires or is otherwise terminated, we may lose our rights in such patent, which would have a material adverse affect on our business, financial condition and results of operations.

We applied for a U.S. Trademark on the word "PluriX" on June 22, 2003.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It has not been, but is now our intended policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also will commence to require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Pluristem, Ltd.. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Research and Development

Foundational Research

For the last five years, Dr. Shai Meretzki, a member of the Pluristem, Ltd. team, made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kaduri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kaduri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID-NOD mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years.

Product Development

For the next three to four years, we intend to operate on the following four major stages, culminating in the launching of our hematopoietic stem cells expansion services:

First Stage - Culture Foundation: At this stage we intend to focus on the capacity characterization of existing two-dimensional stromal cell cultures to support pluripotent hematopoietic stem cells; establishment and preparation of several new PluriX™ Bioreactor systems for laboratory work and long-term growth of our high-density three dimensional stromal cells cultures in the PluriX™ Bioreactor systems.

Second Stage - Co-Culture Development & Optimization: At this stage we intend to focus on the establishment of the PluriX™ Bioreactors containing high-density cell and pluripotent hematopoietic stem cells co-cultures; maintenance of common cells (CD34+38- and CD34+38-CXCR4+) on high-density cell-coated carriers and testing of ex vivo expanded stem cells on mice, monkeys and clinical trials.

Third Stage - Characterization & Protein Analysis: At this stage we intend to focus on the analysis of activity in media conditioned by the high-density cell cultures in the PluriX™ Bioreactor systems; expansion standardization of pluripotent hematopoietic stem cells and hematopoietic progenitors in the PluriX™ Bioreactor system and comparison to expansion in standard stromal cell cultures and analysis of protein content expressed in PluriX™ cell cultures by two-dimensional electrophoresis.

Final Stage - Regulatory Approval: At this stage we intend to prepare and file with the FDA and other relevant health authorities an Investigational New Drug or an Investigational Device Exemption application to initiate human clinical trials designed to demonstrate the safety, efficacy and clinical benefits of selectively expanded stem cell populations from umbilical cord blood.

Employees

We presently have six employees in R&D and three employees in management through our wholly owned subsidiary, Pluristem, Ltd. In June, 2003, we hired two PhD's, a Quality Assurance expert, a chemical engineer, and four laboratory technicians to oversee the research, lab tests and clinical trials.

Competition

The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

Our competition will be determined in part by the potential indications for which our technology is developed and ultimately approved by regulatory authorities. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our potential corporate partners, can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our technology, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position.

We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Advanced Cell Technology, Inc., BioTransplant Inc., and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support expansion of hematopoietic stem cells without promoting their differentiation.

Government Regulations and Supervision

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology will be marketed. Specifically, in the United States, the Food and Drug Administration (the "FDA"), among other activities, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

Regulatory Process in the United States

We may develop our PluriX™ Bioreactor system into a GMP-compliant cell culture system for ex vivo human cell production to be sold for therapeutic applications. Therefore, to a certain degree, the manner in which the FDA will regulate our PluriX™ Bioreactor system is uncertain.

The product output of our PluriX™ Bioreactor system is potentially subject to regulation as medical products under the Federal Food, Drug and Cosmetic Act, and as biological products under the Public Health Service Act. Different regulatory requirements may apply to our technology depending on how they are categorized by the FDA under these laws.

The FDA is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has issued draft documents concerning the regulation of cellular and tissue-based products. If the FDA adopts the regulatory approach set forth in the draft document, the FDA will require regulatory approval for certain human cellular or tissue based products, including cells produced in the PluriX™ Bioreactor system, through a biologic license application.

The FDA has published regulations which require registration of certain facilities, which may include our future clinics, and is in the process of publishing regulations for the manufacture or manipulation of human cellular or tissue based products which may impact our future clinics.

Regulatory approval of new medical devices and biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval.

Regardless of how our technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labelling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favorably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals, in turn, which could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

We believe our technology, the PluriX™ Bioreactor system, may be classified as Class III medical devices. The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labelling and record keeping regulations, Quality System Regulation, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to demonstrate safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

We, and any contract manufacturer, may be required to be registered as a medical device manufacturer with the FDA. These manufacturers will be inspected on a routine basis by the FDA for compliance with the FDA's Quality System Regulations. The FDA's regulations would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Medical Device Reporting regulation requires that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

We believe that the cells produced in the PluriX™ Bioreactor system may be regulated by the FDA as a licensed biologic, although there can be no assurance that the FDA will not choose to regulate this product in a different manner. The FDA categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health." For products which may be regulated as biologics, the FDA requires: (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational Device Exemption or Investigational Device Exemption New Drug application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the FDA of a biologic license application; and (v) review and approval of the biologic license application as well as inspections of the manufacturing facility by the FDA prior to commercial marketing of the product.

Pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the FDA as part of the Investigational Device Exemption. Following the submission of an Investigational Device Exemption, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request us to discontinue the trials at any time if there are significant safety issues.

The results of the pre-clinical tests and clinical trials are submitted to the FDA in the form of a biologic license application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse affects be reported to the FDA and may also require post-marketing testing to monitor for adverse affects, which can involve significant expense.

Under current requirements, facilities manufacturing biological products must be licensed. To accomplish this, a biologic license application must be filed with the FDA. The biologic license application describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with regulations and procedures and the ability to consistently manufacture the product in the facility in accordance with the Investigational Device Exemption. If the FDA finds the inspection unsatisfactory, it may decline to approve the biologic license application, resulting in a delay in production of products.

As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the FDA prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

Regulatory Process in Europe

Our PluriX™ Bioreactor system may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

The Medical Device Directives regulations vest the authority to permit affixing of the CE Mark with various notified bodies. These are private and state organizations which operate under license from the member states of the European Union to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device in all European Union member countries. Other registration requirements may also need to be satisfied in certain countries. We have not received permission from a notified body to affix the CE Mark to our PluriX™ Bioreactor system.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Limited Operating History

Our company has a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

The fact that we have not earned any revenues since our incorporation and we are a development stage company raises doubt about our ability to continue as a going concern.

We are in the development stage and have not generated any revenues since our inception. We will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop and commercialise our technologies. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances makes us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we had a going concern note as described in an explanatory paragraph to our report on the financial statements for the year ended June 30, 2003.

Likelihood of Profit

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of developing and commercializing a technology and device to expand hematopoietic stem cells outside of the human body without differentiation. Our technology is in the development stage and we have not begun the regulatory approval process for our technology and device. Accordingly, we have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our core technology, the PluriX™ Bioreactor system, which itself is subject to numerous risk factors as set forth herein.

Our inability to complete our product development activities successfully would severely limit our ability to operate or finance operations.

Commercialization of our core technology, the PluriX™ Bioreactor system, will require significant additional research and development as well as substantial clinical trials. We believe that the United States will be the principal market for our technology. We may not be able to successfully complete development of the PluriX™ Bioreactor system, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology and the cells produced in such products. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

Lack of Financial Resources

Our ability to continue develop and, if warranted, commercialize our core technology, the PluriX™ Bioreactor system, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;
  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
  competing technological and market developments;
  our ability to establish additional collaborative relationships; and
  the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

Failure to obtain and maintain required regulatory approvals would severely limit our ability to commercialize our technology.

We believe that we must obtain the approval of the FDA before commercialization of our technology may commence in the United States, which we believe will be the principal market for our technology. We may also be required to obtain additional approvals from foreign regulatory authorities to continue or increase our sales activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, or of the cells produced in our technology, including long-term sustained engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

Finally, even if we obtain regulatory approval of our technology, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA, other regulatory agencies, and governments in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approvals to commericialize our technology, lack of commercial acceptance would impair our business.

Our product development efforts are primarily directed toward obtaining regulatory approval to market the PluriX™ Bioreactor system as an alternative to, or as an improvement for, the bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our technology may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our technology will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology may become obsolete and our business may suffer.

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our technology, including some by private companies for which information is difficult to obtain.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to improve and automate the processes for producing cells used in therapeutic procedures. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. As a result, we may be unable to recover the net book value of our inventory. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

Dependence on Key Personnel/Employees

We are dependent on our ability to hire and retain highly qualified scientific and management personnel, including our President, Dr. Irit Arbel and the founder and Chief Technology Officer of Pluristem, Ltd., Dr. Shai Meretzki. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

If our patents and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.

Our success depends in large part on our ability to develop or license and protect proprietary technology. However, patents may not be granted on any of our pending or future patent applications. Also, the scope of our issued patent may not be sufficiently broad to offer meaningful protection. In addition, the patent licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Furthermore, we rely on an exclusive, world-wide license relating to the production of human cells granted to us by the Weizmann Institute of Science and Technion-Israel Institute of Technology for certain of our patent rights. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the patent held by the Weizmann Institute of Science and Technion-Israel Institute of Technology. At the latest, the license will terminate when the patent underlying the license expires. The underlying patents will expire in approximately 2020. We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

Intellectual property litigation could harm our business.

Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to market our products or maintain our competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our technology and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

Potential product liability claims could affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of the PluriX™ Bioreactor system during research and development efforts, including clinical trials, or after commercialization results in adverse affects. As a result, we may incur significant product liability exposure, which could exceed existing insurance coverage. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would increase our operating loss and affect our financial condition.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Possible Volatility of Share Prices

Our shares of common stock are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our Principal Research and Development Facilities are Located in Israel, which Has Historically Experienced Military and Political Unrest.

Our principal research and development facilities are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel. In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, the Company cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment.

In addition, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 45 and 54 years old, depending upon the nature of their military service.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Future Dilution

Our constating documents authorize the issuance of 1,400,000,000 shares of common stock, each with a par value of $0.00001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Government Regulation/Administrative Practices

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect the Company. Any or all of these situations may have a negative impact on one or more of the Company's ability to operate and/or its profitably.

Item 2. Description of Property.

From our inception to June, 2003, our principal offices were located at 1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 4Y3 and our telephone number was 604.662.7900. We leased that office space from Alpha Beta Developments Inc. on a month to month basis and our monthly rental was $500 Canadian dollars. As of June 2003, we moved our principal offices to MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-4-850-1080. We lease our office space from MATAM Advanced Technology Park on a month to month basis and our monthly rental is $6,185. During the fiscal year ending June 30, 2003, we paid $37,174 for rent.

Item 3. Legal Proceedings.

We are not a party to any pending litigation and none is contemplated or threatened.

Item 4. Submissions of Matters to a Vote of Security Holders.

Other than described below, there were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2003.

On May 6, 2003, our board of directors approved, subject to receiving the approval of a majority of our shareholders, an amendment to our Articles of Incorporation to change our name from "A.I. Software, Inc." to "Pluristem Life Systems, Inc." Shareholder approval for the change of name was obtained by written consent of shareholders owning 11,158,000 shares of our common stock, which represented 51.1% on the record date, May 7, 2003. The change of name was effective twenty (20) days after the mail out to the shareholders of our common stock of a definitive Information Statement on June 4, 2003 and after all appropriate filings were made with the Nevada Secretary of State.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On December 19, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "A.I. Software, Inc." and under the symbol "AISF". On April 8, 2003, we effected a fourteen (14) for one (1) forward stock split. Accordingly, our symbol was changed to "ASOW". On June 30, 2003, we effected a name change to "Pluristem Life Systems, Inc." and our symbol was changed to "PLRS". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2002 and 2003. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
June 30, 2003	$2.29	$0.05
March 31, 2003	$0.42	$0.42

(1) Our common stock received approval for quotation on December 19, 2002. The first trade occurred January 21, 2003.

(2) On April 8, 2003, we effected a 14 for 1 forward split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On September 23, 2003, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.49.

As of September 23, 2003, there were 83 holders of record of our common stock. As of such date, 22,558,483 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile 775.322.5623 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On July 16, 2003, we issued an aggregate of 725,483 common shares at a deemed price of $1.80 per share to a number of private investors. The transaction was private in nature, and the shares were issued in reliance upon Regulation S and/or Rule 506 promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

From our inception on May 11, 2001 to May of 2003, we had been engaged in software development, premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. In May 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our existing business. On May 5, 2003, we entered into a License Agreement with Weizmann Institute to Science and the Technion-Israel Institution of Technology to acquire an exclusive license for a stem cell expansion technology. To better develop this exclusively licensed technology, we purchased 100% of the issued and outstanding shares of Pluristem, Ltd. on June 10, 2003. Pluristem, Ltd. is a research and development company based in Israel. As of July 1, 2003, we have suspended our efforts to further develop artificial intelligence in computer programming.

Plan of Operations

Our primary objective over the twelve months ending June 30, 2004 will be to conduct further development and research on our proprietary technology - PluriX™ Bioreactor. In order to optimize the system, we will build new PluriX™ Bioreactors for laboratory use to examine all of its parts and their different functions. We will begin feasibility studies of ex vivo expanded stem cells on animals. In addition, we intend to identify proteins that are involved with stem cell regulators.

Concurrently, we will initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining FDA regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of $388,268 for the year ended June 30, 2003. This negative cash flow is attributable to the costs incurred in the acquisition of Pluristem, Ltd., the organization of our corporate structure and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct trials and experiments with our technology and work toward its commercialization. We estimate our expenses in the twelve months ending June 30, 2004 will be approximately $1,089,000, generally falling in three major categories: research and development costs, purchase of in-process research and development and general and administrative expenses.

Research and Development Costs

For the twelve months ending June 30, 2004, we estimate that our research and development costs will be approximately $700,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

Costs Associated with Purchase of In-Process Research and Development

For the twelve months ending June 30, 2004, we estimate that our costs associated with purchased in-process research and development will be approximately $622,000. We intend to purchase in-process research and development from our subsidiary.

General and Administrative Expenses

For the twelve months ending June 30, 2004, we estimate that our general and administrative expenses will be approximately $388,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the 12-month period ending June 30, 2004. Our products will not be ready for sale for up to three years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within three years:

  Raise equity or debt financing or a combination of equity and debt financing of at least $5,000,000.
  Build new bioreactors for continued research into bioreactor functionality in laboratory conditions.
  Optimize 3-D PluriX™ bioreactor operations - Using the 3-D environment of the PluriX™, a dense population of stromal cells (support cells) has been reached to provide the basis for stem cell expansion without differentiation. The stromal cells release a signal to prevent differentiation. Optimization of the bioreactor system is a continuous process to enable the stem cells to self-renew while remaining in their original state.
  Studies to obtain an animal model. Trials will be conducted on SCID mice to examine the stem cell development and expansion process. "SCID mice" are mice without immune systems so that they can be used to simulate human immune systems.
  establish relations with research centers and cord blood banks.

Research and Development

During the 12-month period ended June 30, 2003, we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2004, we will continue with the R&D activities referenced above.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the year ended June 30, 2004. Our only planned equipment purchases in the 12-month period ending June 30, 2004 are a FACS (Fluorescence Activated Cell Sorter) analysis machine and a customized incubator.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended June 30, 2003, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31. 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2003, the Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Acquisition of technology rights

In the acquisition of stem cell expansion technology rights through the License Agreement, we considered whether these rights meet the criteria of an asset or should have been expensed. In our opinion, the PluriX™ Bio-reactor System and License Agreement technology, which are patent protected in certain jurisdictions and can be used for other applications as explained in Item 1, meet the criteria of an "Asset". We believe this technology will be in use for several years.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $541,000 since inception through the year ended June 30, 2003.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 2, 2003

Independent Auditor's Report, dated August 9, 2002

Consolidated Balance Sheets as at June 30, 2003 and 2002

Consolidated Statements of Operations for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001 (inception) through June 30, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001(incorporation) to June 30, 2003

Consolidated Statements of Cash Flows for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001 (inception) through June 30, 2003

Notes to the Consolidated Financial Statements

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Formerly- A. I. SOFTWARE INC.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Formerly - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

IN U.S. DOLLARS

INDEX

Page

Report of Independent Auditors	2
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Statements of stockholders' equity (deficiency)	5
Consolidated Statements of Cash Flows	6-7
Notes to Consolidated Financial Statements	8-19

ERNST & YOUNG

REPORT OF INDEPENDENT AUDITORS

To The Stockholders Of

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formerly- A. I. SOFTWARE INC.)

We have audited the accompanying consolidated balance sheet of Pluristem Life Systems Inc. (A Company in the Development Stage) ("the Company") (formerly - A. I. Software Inc.), and its subsidiary as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period May 11, 2001 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2002, and for the period May 11, 2001(inception) through June 30, 2002, were audited by other auditors whose report dated August 9, 2002, included an explanatory paragraph about the Company's ability to continue as a going concern, due to lack of necessary working capital for its planned activity. The financial statements for the period May 11, 2001 (inception) through June 30, 2002 include net loss of $77,903. Our opinion on the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the period May 11, 2001 (inception) through June 30, 2003, insofar as it relates to amounts for prior periods through June 30, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiary as of June 30, 2003 and the results of their operations and cash flows, for the year then ended and the period from May 11, 2001 (inception) through June 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1b, the Company, being a company in a development stage, has incurred recurring operating losses since inception and has a negative cash flow from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans with regard to these matters, including its plans to raise additional funds, are also described in Note 1b). The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Kost Forer & Gabbay
Kost Forer & Gabbay
A member of Ernst & Young Global

Haifa, Israel
August 2, 2003

DAVIDSON & COMPANY	Chartered Accountants	A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Pluristem Life Systems Inc. (formerly AI Software Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Pluristem Life Systems Inc. (formerly AI Software Inc.) as at June 30, 2002 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and the results of its operations and its cash flows for the year ended June 30, 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davidson & Company

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

August 9, 2002

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6 Telephone (604) 687-0947 Fax (604) 687-6172

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formerly- A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

		June 30,
	Note	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3	$ 507,337	$ 961
Accounts receivable		10,281	-
Deferred offering costs		-	15,575

Total current assets		517,618	16,536

LONG-TERM RESTRICTED LEASE DEPOSIT		19,837	-

PROPERTY AND EQUIPMENT, NET	4	123,252	-

INTANGIBLE ASSET
Know-how, net	5	333,887	-

Total assets		$ 994,594	$ 16,536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Short-term bank credit	6	$ 26	$ -
Trade payables		123,409	-
Other accounts payable and accrued expenses	7	132,564	10,294
Due to related parties	8	-	81,645

Total current liabilities		255,999	91,939

KNOW-HOW LICENSORS	5	248,178	-

COMMITMENTS AND CONTINGENT LIABILITIES	9

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital:	10
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares as of June 30, 2003 and 2002; Issued and Outstanding: 21,833,000 and 35,000,000 as of
June 30, 2003 and 2002, respectively		218	350
Additional paid-in capital		97,633	2,150
Receipts on account of shares		933,464	-
Deficit accumulated during the development stage		(540,898)	(77,903)

		490,417	(75,403)

		$ 994,594	$ 16,536

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formerly - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. Dollars (except share and per share data)

		Year ended June 30,		Period from May 11, 2001 (inception) through June 30,
	Note	2003	2002	2003

Research and development costs		$ 79,871	$ 54,000	$ 133,871

General and administrative expenses		130,619	20,453	151,072

In-process research and development write-off	1d	246,470	-	246,470

		456,960	74,453	531,413

Financial expenses, net	12	6,035	3,450	9,485

Net loss		$ 462,995	$ 77,903	$ 540,898

Basic and diluted net loss per share		$(0.01)	$ (0.002)

Weighted average number of shares used
in computing basic and diluted net loss
per share:		37,357,568	35,000,000

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)

	Common Stock
	Shares	Amount	Addition paid-capital	Receipt on account of shares	Deficit accumulated during the development stage	Total Stockholders' Equity Total (Deficiency)

Balance as of May 11, 2001
(date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock
July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Shares cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of shares and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Year ended June 30,		Period from May 11, 2001 (inception) through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (462,995)	$ (77,903)	$ (540,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,261	-	18,261
In-process research and development write-off	246,470	-	246,470
Increase in accounts receivable	(1,445)	-	(1,445)
Increase in trade payables	114,002	-	114,002
Increase in other accounts payable and accrued expenses	(304,309)	10,294	(294,015)
Increase in accrued interest	-	3,450	3,450
Linkage differences and interest of long-term restricted
lease deposit	(1,030)	-	(1,030)
Amortization of discount	2,778	-	2,778

Net cash used in operating activities	(388,268)	(64,159)	(452,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	31,899	-	31,899
Deferred offering costs	15,575	(15,575)	-
Purchase of Know-how	(100,000)	-	(100,000)

Net cash used in investing activities	(52,526)	(15,575)	(68,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	83,591	2,500	86,091
Receipts on account of shares	933,464	-	933,464
Proceeds from notes and loan payable to related parties	-	78,195	78,195
Repayments of notes and loan payable to related parties	(69,885)	-	(69,885)

Net cash provided by financing activities	947,170	80,695	1,027,865

Increase in cash and cash equivalents	506,376	961	507,337
Cash and cash equivalents at the beginning of the period	961	-	-

Cash and cash equivalents at the end of the period	$ 507,337	$ 961	$ 507,337

Non-cash investing and financing information:
Unpaid know-how	$ 300,000	$ -	$ 300,000

Unamortized discount	$ 54,600	-	$ 54,600

Forgiveness of debt	$ 11,760	-	$ 11,760

Supplemental disclosure with respect to cash flows:
Cash paid for interest	$ 92	$ -	$ 92

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

(1) Acquisition of Pluristem Ltd.

Estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Year ended
June 30
2003

Working capital (excluding cash and cash equivalents)	$ (427,176)

Long-term restricted lease deposit	18,807
Property and equipment	130,000
In-process research and development write-off	246,470

$ (31,899)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)

NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:- GENERAL

a. Definitions:

The Company	Pluristem Life Systems Inc.
The Subsidiary	Pluristem Ltd.

b. The Company was incorporated on May 11, 2001 under the laws of Nevada in the United States of America under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc.

The Company operates in two segments (see Note 11):

The Company was engaged in the development of artificial intelligence software. The Company has not been successful in fully implementing its business plan and therefore, it was decided to concurrently pursue initiatives in the Biotech Industry as an extension to the existing activity.

On June 10, 2003, the Company purchased all of the issued and outstanding shares of Pluristem Ltd. The subsidiary was established on January 22, 2003 and is engaged in the research and development of expansion of cord blood hematopoietic stem cells. (see d below).

Since inception the Company has accumulated losses of approximately $ 541 thousand. The Company had negative cash flow from operating activities of approximately $ 64 thousand and approximately $ 388 during the years ended June 30, 2002 and 2003. As of June 30, 2003 the Company has positive stockholders' equity of approximately $490 thousand and a positive working capital of approximately $261 thousand. The Company is still in the development stage.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue operating is dependent upon an additional financial support until profitability is achieved. Management of the Company is actively looking to raise the required additional financial support, while applying cost saving measures to keep expenses aligned with defined budget.

c. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $540,898 through June 30, 2003. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:- GENERAL (continued)

d. Acquisition of Pluristem Ltd.

On June 10, 2003, the Company acquired all of the issued and outstanding shares of Pluristem Ltd. for a consideration of $1,000. Pluristem Ltd. is engaged in the research and development of expansion of cord blood hematopoetic stem cells, which was in line with the know how, the rights which the Company had purchased on May 1, 2003. The purchase price has been allocated to identifiable assets and liabilities of which an amount of $246,470 has been allocated to in-process research and development. The acquisition has been accounted under the purchase method of accounting and the results of Pluristem's operations have been included in the consolidated financial statements since that date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

June 10,
2003

Current assets	41,735
Long-term restricted lease deposit	18,807
Property equipment	130,000
In-process research and development write-off	246,470

Total assets acquired	437,012
Current liabilities	436,012

Net assets acquired	$ 1,000

The $246,470 assigned to research and development assets were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4").

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

a. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b. Functional currency of the subsidiary

It is anticipated that the majority of the subsidiary's revenues will be generated outside Israel and will be determined in U.S. Dollars ("dollars"). In addition, most of the financing of the subsidiary's operations has been made in dollars. The subsidiary's management believes that the currency of the primary economic environment in which its operations are conducted is the dollar. Thus, the functional and reporting currency of the subsidiary is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS" No. 52). All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

d. Cash equivalents

Cash equivalents include short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date acquired.

e. Long-term restricted deposit

Long-term restricted deposit with maturity of more than one year used to collateralize a lease agreement is presented at cost. The deposit is in NIS (New Israeli Shekels) and bears an average annual interest rate of approximately 8.2%.

f. Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of these assets, at the following annual rates:

%
Laboratory equipment	10
Computers and peripheral equipment	33
Office furniture and equipment	6-15

g. Know-how

Know-how is stated at amortized cost and is amortized, using the straight-line method over 5 years, which is the estimated useful life of this asset. During the year 2003 through 2006, the Company will amortize an amount of $69,080 each year and an amount of $57,567 in 2007.

According to Accounting Principle Board Opinion No. 21 - "Interest on Receivables and Payables" (APB No. 21) the unpaid portion of the know-how (See Note 5) is included at present value discounted at the relevant interest rate.

h. Impairment of long-lived assets

The Company's long-lived assets and identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2003, no such assets were considered to be impaired.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Research and Development costs

All research and development costs are charged to the statement of operations as incurred.

j. Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings Per Share." ("SFAS No. 128")

The warrants to be issued to the purchasers of common stock to be allotted have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares related to the warrants excluded from the calculations of diluted net loss per share was 957,223 for the year ended June 30, 2003.

k. Income taxes

The Company and its subsidiary accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

l. Concentration of credit risk

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents (US dollar and NIS deposits) which are invested in major banks in Israel. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exits with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

m. Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiary in estimating their fair value disclosures for financial instruments: The carrying amounts of cash and cash equivalents, accounts receivable, short-term bank credit, trade payables other accounts payable approximate their fair value due to the short-term maturity of such instruments. The carrying amount of long term deposit and know-how liability approximates their fair value. The fair value was estimated using discounted cash flow analyses, based on the incremental borrowing rates for applicable borrowing arrangements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

n. Impact of recently issued accounting standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31. 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3:- CASH AND CASH EQUIVALENTS

	June 30,

	2003	2002

In U.S. dollars	$ 391,986	$ 961
In New Israeli Shekels (NIS)	115,351	-

	$ 507,337	$ 961

The cash and cash equivalents mainly consist of short-term deposits bearing average annual interest of approximately 6.0% on Israeli currency. There is no interest on the dollar amount.

NOTE 4:- PROPERTY AND EQUIPMENT

June 30,
2003

Cost:
Laboratory equipment	$ 114,912
Computers and peripheral equipment	12,705
Office furniture and equipment	2,383

130,000
Accumulated depreciation:
Laboratory equipment	5,050
Computers and peripheral equipment	1,577
Office furniture and equipment	121

6,748

Depreciated cost	$ 123,252

Depreciation expenses amounted to $7,043 for the year ended June 30, 2003.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5 - KNOW-HOW

a. On May 5, 2003, the Company entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology and other individuals, including two stockholders of the Company (the "Licensor") to acquire a license of stem cell expansion technology related to bone marrow transplants. The Company received an exclusive, worldwide license to use the technology over the life of the related patent. The patent is currently in the application stage. The license grants exclusivity over all products, uses and related intellectual property, and grants the Company the right to enter into sub-licenses. According to the License Agreement, the Company is committed to pay the Licensor the aggregate amount of $400,000 of which $100,000 has been paid as of the balance sheet date and the remainder is to be paid under the following terms:

1. An additional $100,000 on the earlier of the date human testing starts or December 15, 2004;

2. The balance of $200,000 on the earlier of the date FDA approval is received for a product, or December 15, 2006.

b. A royalty of 5% of monthly gross sales, and a 12.5% royalty on any other payments received by the Company for one time payments, such as distribution or sub-license rights, is payable to the Licensor within 30 days and 7 days respectively. The Company may also elect to pay 25% of all payments received under sub-licenses, in lieu of the 5% royalty on sales and the 12.5% royalty on lump sum payments.

c. The Company is responsible for any costs incurred for the enforcement of the patent and related intellectual property.

d. The Licensor was granted an option to assign the patent to the Company in exchange for 5% of the Company's fully diluted and outstanding share capital on the date of exercise. The option may only be exercised within 60 days of the share capital, as defined in the agreement, equating to an aggregate market capitalization of $25 million. If the Licensor exercises the option, all royalty payments noted in (3) will cease.

e. Know-how, net

June 30,
2003

Purchase of know-how	$ 400,000
Unamortized discount	(54,600)
Amortization	(11,513)

$ 333,887

f. Know-how licensors

June 30,
2003

Due at December 15, 2004, without interest	$ 100,000
Due at December 15, 2006, without interest	200,000
Less: unamortized discount based on interest rate at 7%	(51,822)

$ 248,178

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 6 - SHORT-TERM BANK CREDIT

Short-term bank credit from the bank is in New Israeli Shekels and bears an annual interest rate of 17.5%.

NOTE 7:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,

	2003	2002

Accrued expenses	$ 86,428	$ 10,294
Employees and payroll accruals	46,136	-

	$ 132,564	$ 10,294

NOTE 8 - DUE TO RELATED PARTIES

	June 30,

	2003	2002

Notes payable on demand to a director of the Company,
unsecured, bearing interest at a rate of 10% per annum.
Included in this amount is accrued interest of $ Nil (2002- $3,450)	$ -	$ 51,645
Loans payable to directors of the Company; unsecured,
Non-interest bearing, with no fixed terms of payment	-	30,000

	$ -	$ 81,645

During the year ended June 30, 2003, the Company repaid $69,885 and was forgiven $11,760 of the amounts due to related parties.

NOTE 9:- COMMITMENTS AND CONTINGENCIES

a. The subsidiary leases facilities under operating lease agreements, which expire on January 2004 with an option to renew for additional two years. The average monthly payment is NIS 28,000 (approximately $6,000) and is linked to the Israeli Consumer Price Index (CPI).

In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $19,837.

Lease expenses amounted to $34,803 for the year ended June 30, 2003.

b. As to commitments in respect to know-how acquired - see Note 5.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO THE FINANCIAL STATEMENTS
In U.S. Dollars (except share amounts)

NOTE 10:- SHARE CAPITAL

The Company's authorized common stock consists of 1,400,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. A portion of the common stock is registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol PLRS.OB.

On July 9, 2001, the Company issued 35,000,000 shares of common stock in consideration of $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 14,133,000 shares of common stock at a price of $0.007 per common share in consideration of $100,950, net of offering costs of $17,359.

On March 19, 2003, two directors each returned 13,650,000 shares of common stock for cancellation for no consideration. On March 27, 2003 the Company's Board of Directors authorized a 14:1 split of the common stock. Accordingly, all references to number of common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

On June 5, 2003, the Company announced $861,500 private placement, funds to help further cell technology. It has accepted subscriptions for 478,611 units, each unit priced at $1.80 and comprised of one common stock and two-share purchase warrants. The first warrant is exercisable for one additional common stock at a price of $2.25 per share, and may be exercised for one year. The second warrant is exercisable for one additional common stock at a price of $2.70 per share, and may be exercised for five years. The securities have not been allotted and will not be registered for trade in the coming year and will therefore be restricted pursuant to Rule 144 under the U.S. Securities and Exchange Act of 1993. Up to June 30, 2003, the Company has accepted additional $128,504 as consideration for subscription with the same terms.

Subsequent balance sheet date, the Company received additional subscriptions in the amount of $444,370 and On July 16, 2003, the Company issued an aggregate of 725,483 common shares and warrants (to all the subscribers), under the above mentioned private placement.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO THE FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 11:- SEGMENT INFORMATION

The Company and its subsidiary operate primarily in two business segments (see Note 1 for a brief description of the Company's business) and follow the requirements of Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In the periods prior to the year ended June 30, 2003 there was only one business segment.

	Year ended June 30, 2003

	Stem cells Expansion	Artificial Intelligence Software	Total

Research and development costs	$ *55,371	$ 24,500	$ 79,871
General and administrative expenses	112,957	17,662	130,619
In-process research and development write off	246,470	-	246,470
Financial expenses, net	3,458	2,577	6,035

Net loss	$ 418,256	$ 44,739	$ 462,995

* Relates to the activity of the subsidiary conducted from June 10, 2003 through June 30, 2003.

All of the Company's assets (on a consolidated basis as of June 30, 2003) relate to the Stem Cell Expansion segment. Virtually all of the Artificial Intelligence Software activity is conducted in the United States and all the stem cell expansion activity is conducted in Israel.

Identifiable assets in the United States and in Israel as of June 30, 2003 were $723,457 and $271,137, respectively.

NOTE 12:- FINANCIAL EXPENSES, NET

	Year ended June 30,		For the period from May 11, 2001(date of incorporation) through June 30,
	2003	2002	2003

Translation differences	$ 3,487	$ -	$ 3,487
Interest on short-term bank credit	-	3,450	3,450
Interest accrued on know-how licensors	2,778	-	2,778
Interest income on deposits	(230)	-	(230)

	$ 6,035	$ 3,450	$ 9,485

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO THE FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 13:- INCOME TAX

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In the year ended June 30, 2003 the main reconciling items from the statutory tax rate of the Company (35%) to the effective tax rate (0%) is carryforward tax losses and tax exempt financial income, for which a full valuation allowance was provided.

Net operating losses carryforwards

The Company has accumulated losses for tax purposes as of June 30, 2003 of approximately $170,000, which may be carried forward and offset against taxable income until 2023.

Utilization of U.S. net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The subsidiary, taxed under the Israeli law, has accumulated losses for tax purposes as of June 30, 2003 in the amount of approximately $370,000 that may be carried forward and offset against taxable income in the future for an indefinite period.

Deferred Income taxes

As of June 30, 2003, the Company and its subsidiary have provided valuation allowances of approximately $160,000 in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

NOTE 14:- TRANSACTIONS AND BALANCES OF RELATED PARTIES

Transactions with related parties

a. Two Directors and major stockholders returned 27,300,000 common stock to the Company for no consideration. One of these directors has also forgiven the Company a balance of a loan in the amount of $11,760, which was recorded in stockholders' equity.

b. Three of the stockholders of the Company were the beneficiary owners of Pluristem Ltd., which was acquired by the Company for consideration of $1,000 (see also Note 1d).

c. One stockholder is a signatory of the License agreement as an inventor of the technology listed in the said agreement.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Formally - A. I. SOFTWARE INC.)
NOTES TO THE FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 14:- TRANSACTIONS AND BALANCES OF RELATED PARTIES (continued)

d. Balance with related parties

	Year ended June 30,
	2003	2002

Know-how licensors	300,000	-

Due to related parties	-	81,645

Due to previous stockholders of Pluristem Ltd. (see also Note 1d)	1,000	-

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 7, 2003, we dismissed our principal independent accountant, Davidson & Company ("Davidson"). We engaged Marc Lumer & Company ("Lumer"), Certified Public Accountants and Management Consultants, as our principal independent accountant effective May 9, 2003.

The audit report of Davidson on our financial statements for the fiscal year ended June 30, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the fiscal year ended June 30, 2002 including the subsequent interim periods since engagement through May 7, 2003, the date of dismissal, we had no disagreements with Davidson with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Davidson to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending June 30, 2002, including the subsequent interim periods since engagement through May 7, 2003, the date of Davidson's dismissal, and prior to the appointment of Lumer, we (or anyone on our behalf) did not consult with Lumer regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), we did not consult Lumer in respect to these matters during the time periods detailed herein.

On July 1, 2003, we engaged Ernst & Young, Israel ("E&Y") as our new principal independent accountants with the approval of our Board of Directors. Accordingly, we dismissed Lumer on July 1, 2003.

During the interim period from May 9, 2003 to July 1, 2003, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

In connection with the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through July 1, 2003, E&Y was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through July 1, 2003 preceding the change in accountants, E&Y did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Principal Stockholders

The following table sets forth, as of September 23, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
A.R.Y Holdings Ltd. (2)	4,802,000 common shares	21.29%
Ankor L.L.C. (3)	1,834,000 common shares	8.13%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96596	130,000 common shares	0.044%
Harvey Lawson 464 Sommerset Street North Vancouver, BC V7N 1G3	Nil	0%
Meir Segev Beit-Izhak, Israel 42920	10,000	0.58%
Directors and Executive Officers as a Group	140,000 common shares	0.62%

(1) Based on 22,558,483 shares of common stock issued and outstanding as of September 23, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2) A.R.Y. Holdings Ltd. purchased 4,802,000 shares of our common stock from Emmanuel Aligizakis and Harvey M. J. Lawson. A.R.Y. Holdings Ltd. is owned and controlled by Dr. Shai Meretzki, who is the Chief Technology Officer of our subsidiary, Pluristem, Ltd.

(3) Ankor L.L.C. purchased 1,834,000 shares of our common stock from Emmanuel Aligizakis. Ankor L.L.C. is owned and controlled by Dr. Alexander Korat.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at September 23, 2003, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dr. Irit Arbel	President, Chief Executive Officer and Director	43	May 30, 2003
Harvey M. J. Lawson	Secretary, Treasurer and Director	54	Director and Treasurer since May 11, 2001 Secretary since August 12, 2002
Meir Segev	Director	50	March 18, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Irit Arbel

Dr. Irit Arbel was recently appointed as our Chief Executive Officer and a director of our company. Dr. Arbel earned her Post Doctorate degree in 1997 in Neurobiology, after performing research in the area of Multiple Sclerosis. Following years of research in the fields of Alzheimer disease, immunology and osteoporosis with numerous publications, Dr. Arbel acquired a wealth of managerial experience through her position as Israeli Sales Manager of Merck, Sharp & Dohme (MSD), a leading pharmaceutical company, from 1998 to 2002. From 1995 to 1997, Dr. Arbel served as the head of research for Hadassa - Ein Karem Hospital in Jerusalem, Israel. Dr Arbel specialized in the use of pharmaceuticals for neurology, ophthalmology and dermatology treatments. Dr. Arbel also holds a Chemical Engineering degree from the Technion, Israel Institute of Technology.

Harvey M. J. Lawson

Mr. Lawson has been our Treasurer and a member of our board of directors since inception. He became our Corporate Secretary on August 12, 2002. Mr. Lawson has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future. From 2001 to present, Mr. Lawson served as the Vice President of Strategic Planning for Golden Fortune Investment Ltd. Golden Fortune Investment Ltd. is a public company listed on the TSX Venture Exchange involved in resource exploration, and in particular diamond exploration, in Canada. From 2000 to present, Mr. Lawson served as the Corporate Secretary and a director of Litewave Corporation. Litewave Corporation s a public company quoted on the OTC Bulletin Board involved in the development of a satellite/cellular based tracking and system-control device for refrigerated containers. From 1998 to 2001, Mr. Lawson served as the Chief Financial Officer, Corporate Secretary and a director of Ameridian Ventures Inc. Ameridian Ventures Inc. is public company listed on the TSX Venture Exchange which is involved in copper mining and milling in Chile. In 1999, Mr. Lawson was the Corporate Secretary and a director of Habanero Resources Inc. Habanero Resources Inc. is a public company listed on the TSX Venture Exchange involved in oil and gas exploration in California. From 1998 to 1999, Mr. Lawson served as a Vice President and a director of SRR Mercantile. SRR Mercantile is a public company listed on the TSX Venture Exchange involved in mining and procurement of sapphires in Madagascar.

Meir Segev

Meir Segev was appointed as a director of the Company on March 18, 2003. Mr. Segev graduated from University of Haifa and received his Bachelor of Arts degree in political science in 1997. From 1997 to 2002, Mr. Segev served as the Headquarters Division Head of Shabak, the Israel Security Agency. He was primarily responsible for the management and strategic planning of resources and budget for the entire Headquarters Division of Shabak.

Committees of the Board

We do not have an audit or compensation committee at this time. Our entire board of directors will operate as the audit committee until such time when an audit committee is appointed.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

EXECUTIVE COMPENSATION

The following table summarizes the compensation of Irit Arbel, Chief Executive Officer and director of our company and Harvey M. J. Lawson, former Chief Executive Officer and a director of our company, during the period from incorporation (May 11, 2001) to the end of fiscal year ended June 30, 2003. No other officers or directors received annual compensation in excess of $100,000 during the most recently completed fiscal year.
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Irit Arbel Chief Executive Officer	2003	Nil	$Nil	Nil	Nil	Nil	Nil
Harvey M. J. Lawson Former Chief Executive Officer & Current Director	2003 2002 2001(1)	Nil Nil Nil	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Incorporated May 11, 2001

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers. We have an unwritten agreement with Dr. Irit Arbel whereby the compensation committee will decide on her annual gross salary.

Arrangements and plans to provide pension, retirement or similar benefits for directors or executive officers will be decided upon by the compensation committee. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we plan to issue stock options to our directors, officers and employees in the near future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended June 30, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, for Dr. Irit Arbel, the Chief Executive Officer and a director of our company, stock options exercised during fiscal 2003 and the fiscal year-end value of unexercised options:
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at June 30, 2003 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2003 Exercisable/ Unexercisable
Dr. Irit Arbel President	Nil	Nil	Nil	Nil

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Dr. Shai Meretzki is a signatory of the License Agreement as an inventor of the technology listed in the License Agreement. Dr. Meretzki is chief technology officer of Pluristem Ltd. and subsequently has become an affiliate of our company through his indirect acquisition of company shares from Harvey M. J. Lawson.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Irit Arbel	1(1)	1(1)	Nil
Emmanuel Aligizakis	1(2)	1(2)	Nil
Harvey M. J. Lawson	1(2)	1(2)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Item 10. Executive Compensation.

The following table summarizes the compensation of our Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the fiscal years ended June 30, 2003 and 2002. For the year ended June 30, 2003, named executive officers include Irit Arbel and Harvey M. J. Lawson. No other officers or directors received annual compensation in excess of $100,000 during the fiscal years ended June 30, 2003 and 2002.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year(1)	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Irit Arbel CEO and Director	2003(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Harvey M. J. Lawson Former CEO and Director	2003 2002	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Incorporated May 11, 2001.

(2) Appointed as CEO on May 30, 2003.

Option/SAR Grants

We did not grant stock options to any of our executive officers during the year ended June 30, 2003.

Year End Option/SAR Values

There were no stock options or stock appreciation rights outstanding as at June 30, 2003.

Stock Option Plan

We currently do not have a stock option plan.

Directors' Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at September 23, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
ARY Holdings Ltd.(2)	4,802,000	21.29%
Ankor LLC (3)	1,834,000	8.13%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96596	130,000 common shares	0.044%
Harvey Lawson 464 Sommerset Street North Vancouver, BC V7N 1G3	Nil	0%
Meir Segev Beit-Izhak, Israel 42920	10,000	0.58%
Directors and Executive Officers as a Group	140,000 common shares	0.62%

(1) Based on 22,558,483 shares of common stock issued and outstanding as of September 23, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2) A.R.Y. Holdings Ltd. purchased 4,802,000 shares of our common stock from Emmanuel Aligizakis and Harvey M. J. Lawson. A.R.Y. Holdings Ltd. is owned and controlled by Dr. Shai Meretzki, who is the Chief Technology Officer of our subsidiary, Pluristem, Ltd.

(3) Ankor L.L.C. purchased 1,834,000 shares of our common stock from Emmanuel Aligizakis. Ankor L.L.C. is owned and controlled by Dr. Alexander Korat.

Cancellation of Shares, Cancelled Debt

On March 19, 2003, Harvey M. J. Lawson and Emmanuel Aligizakis, each returned 975,000 of our common shares to treasury for no cash or other consideration. In addition, on or about March 19, 2003, Harvey M. J. Lawson also exonerated us of a balance of a loan in the amount of $11,760 for no other consideration. Messrs. Lawson and Aligizakis each have waived all claims for future compensation relating to these transactions.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

On April 8, 2003 reporting the approval by the Board of Directors to forward split the Company's authorized and outstanding common stock on a fourteen for one basis.

On April 23, 2003 reporting the agreement in principle with the Weizmann Institute of Science and Technion -Israel Institute of Technology to acquire an exclusive licence for a stem cell expansion technology to assist with bone marrow transplants.

On May 6, 2003 reporting the License Agreement with the Weizmann Institute of Science and Technion -Israel Institute of Technology to acquire an exclusive licence for a stem cell expansion technology to assist with bone marrow transplants.

On May 13, 2003 reporting the dismissal of the Company's certifying accountants, Davidson & Company, and the engagement of Marc Lumer & Company, Certified Public Accountants and Management Consultants, as the Company's principal independent accountants.

On June 16, 2003 reporting the appointment of Dr. Irit Arbel, formerly the Israeli Sales Manager for Merck Sharp & Dohme, as a director and new Chief Executive Officer.

On June 25, 2003 reporting the share purchase agreement dated June 10, 2003, and the acquisition of 100% of the issued and outstanding shares of Pluristem Ltd. from Abramovich Trust Company Ltd.

Financial Statements

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 2, 2003

Independent Auditor's Report, dated October 9, 2002

Consolidated Balance Sheets as at June 30, 2003 and 2002

Consolidated Statements of Operations for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001(inception) through June 30, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001(incorporation) to June 30, 2003

Consolidated Statements of Cash Flows for the year ended June 30, 2003, June 30, 2002, for the period from May 11, 2001(inception) through June 30, 2003

Notes to the Consolidated Financial Statements

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1* Articles of Incorporation (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.2* Bylaws (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.3** Restated Bylaws.

(10) Material Contracts

10* Software Development Agreement (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

10.1* Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference to the Company's Form 8-K Current Report filed May 6, 2003).

(21) Subsidiaries

Pluristem, Ltd.

(31) Section 302 Certifications

31.1** Certification

(32) Section 906 Certification

32.1** Certification

(99)

99.1* Certificate of Stock Split filed with Nevada Secretary of State on March 31, 2003 (incorporated by reference to the Company's Form 8-K Current Report filed April 8, 2003).

*Previously filed
**Filed herewith

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman and chief financial officer. Based upon that evaluation, our company's chairman and chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Irit Arbel
Irit Arbel, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Harvey Lawson
Harvey M. J. Lawson, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Meir Segev
Meir Segev, Director

Date: October 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Irit Arbel
Irit Arbel	President and Chief Executive Officer	October 14, 2003

/s/ Harvey Lawson
Harvey M. J. Lawson	Secretary and Treasurer	October 14, 2003

/s/ Meir Segev
Meir Segev	Director	October 14, 2003