Form 10QSB
period 2003-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2003-11-19
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001-31392
PLURISTEM LIFE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905
(Address of principal executive offices)
011-972-4-850-1080
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  22,558,483 common shares issued and outstanding as of November 7, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2003

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
AS OF SEPTEMBER 30, 2003

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Statements of stockholders' equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-9

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS

In U.S. Dollars (except share data)

	September 30,	June 30,

	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 495,659	$ 507,337
Accounts receivable	11,528	10,281

Total current assets	507,187	517,618

LONG-TERM RESTRICTED LEASE DEPOSIT	17,208	19,837

PROPERTY AND EQUIPMENT, NET	131,581	123,252

INTANGIBLE ASSET
Know-how, net	316,617	333,887

Total assets	$ 972,593	$ 994,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$ -	$ 26
Trade payables	154,101	123,409
Other accounts payable and accrued expenses	95,827	132,564

Total current liabilities	249,928	255,999

KNOW-HOW LICENSORS	252,412	248,178

STOCKHOLDERS' EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares as of September 30, 2003 and June 30, 2003; Issued and Outstanding: 22,558,483 and 21,833,000 as of
September 30, 2003 and June 30, 2003, respectively	225	218
Additional paid-in capital	1,333,385	97,633
Receipts on account of shares	-	933,464
Deficit accumulated during the development stage	(863,357)	(540,898)

	470,253	490,417

	$ 972,593	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In U.S. Dollars (except share and per share data)
	Three Month Period Ended September 30,	Three Month Period Ended September 30,	Period From May 11, 2001 (Inception) Through September 30,

	2003	2002	2003

Research and development costs	$ 243,294	$ 13,500	$ 377,165

General and administrative expenses	73,557	4,364	224,629

In-process research and development write-off	-	-	246,470

	316,851	17,864	848,264

Financial expenses, net	5,608	2,415	15,093

Net loss	$ 322,459	$ 20,279	$ 863,357

Basic and diluted net loss per share	$ (0.015)	$(0.001)

Weighted average number of shares used in computing basic and diluted net loss per share:	21,984,474	35,000,000

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY

In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in capital	Receipts on account of shares	Deficit accumulated during the development stage	Total Stockholders' Equity

	Shares	Amount

Balance as of May 11, 2001 (date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	4,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of shares and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	218	97,633	933,464	(540,898)	490,417
Issuance of common stock on July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Loss for the period ended September 30, 2003	-	-	-	-	(322,459)	(322,459)

Balance as of September 30, 2003 (unaudited)	22,558,483	$ 225	$1,333,385	$ -	$ (863,357)	$ 470,253

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In U.S. Dollars
	Three Month Period Ended September 30,	Three Month Period Ended September 30,	Period From May 11, 2001 (Inception) Through September 30,

	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (322,459)	$ (20,279)	$ (863,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,300	-	39,561
In-process research and development write-off	-	-	246,470
Increase in accounts receivable	(1,247)	-	(2,692)
Increase in trade payables	30,692	-	144,694
Increase (decrease) in other accounts payable and accrued expenses	(36,737)	2,000	(330,752)
Increase in accrued interest to related parties		2,415	3,450
Linkage differences and interest of long-term restricted lease deposit	-	-	(1,030)

Know-how licensors - amortization of discount	4,234	-	7,012

Net cash used in operating activities	(304,217)	(15,864)	(756,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd.	-	-	31,899
Purchase of property and equipment	(12,359)	-	(12,359)
Long-term restricted lease deposit	2,629	-	2,629
Purchase of Know-how	-	-	(100,000)

Net cash used in investing activities	(9,730)	-	(77,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	302,295	-	388,386
Receipts on account of shares	-	100,950	933,464
Short-term bank credit	(26)	-	(26)
Proceeds from notes and loan payable to related parties	-	(15,000)	78,195
Repayments of notes and loan payable to related parties	-	-	(69,885)

Net cash provided by financing activities	302,269	85,950	1,330,134

Increase (decrease) in cash and cash equivalents	(11,678)	70,086	495,659
Cash and cash equivalents at the beginning of the period	507,337	961	-

Cash and cash equivalents at the end of the period	$ 495,659	$ 71,047	$ 495,659

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 300,000

Unamortized discount	$ -	$ -	$ 54,600

Forgiveness of debt	$ -	$ -	$ 11,760

Conversion of receipts on account of shares into common stock	$ 933,464	$ -	$ 933,464

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In U.S. Dollars

NOTE 1:-GENERAL

Pluristem Life Systems Inc. (the "Company"), a Delaware corporation was incorporated and commenced operations on May 11, 2001. The company has a wholly owned subsidiary, Pluristem Ltd. (the "subsidiary") that was incorporated under the laws in Israel, and began its activity in January 2003. The Company's activities are in the field of research and development of cord blood hematopoietic stem cells. Research and development is performed by the wholly owned subsidiary in Israel.

NOTE 2:-UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

NOTE 3:-SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2003 are applied consistently in these consolidated financial statements.

These financial statements are to be read in conjunction with the audited annual financial statements of the Company as of June 30, 2003 and their accompanying notes.

NOTE 4:-GOING CONCERN

The Company is currently in the development stage. As of September 30, 2003 the company has positive stockholders' equity of approximately $470 thousand and a positive working capital of approximately $257 thousand, however, the Company had negative cash flow from operating activities of approximately $304 thousand and approximately $757 thousand during the three-month period ended September 30, 2003 and the period from inception through September 30, 2003, respectively, and accumulated losses of approximately $863 thousand since inception.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 5:- PROPERTY AND EQUIPMENT

Depreciation and amortization expenses amounted to $21,300 for the three-month period ended September 30, 2003.

NOTE 6:- SHARE CAPITAL

During the three-month ended September 30, 2003, the Company issued an aggregate of 725,483 common shares and 1,450,966 warrants to all the subscribers for total consideration of $1,235,759 (net of issuance costs of $70,110), under a private placement as described in Note 10 to the consolidated financial statements of the Company for the year ended June 30, 2003.

Item 2.  Management's Discussion and Analysis and Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Pluristem" mean Pluristem Life Systems, Inc. and our wholly owned subsidiary, unless otherwise indicated.

Overview

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Plan of Operations

Our primary objective over the twelve months ending September 30, 2004 will be to conduct further development and research on our proprietary technology - PluriX™ Bioreactor. In order to optimize the system, we will build new PluriX™ Bioreactors for laboratory use to examine all of its parts and their different functions. We will begin feasibility studies of ex vivo expanded stem cells on animals. In addition, we intend to identify proteins that are involved with stem cell regulators.

Concurrently, we will initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining FDA regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of $304,217 for the three months ended September 30, 2003, compared to $15,864 for the three months ended September 30, 2002. This negative cash flow is attributable to the costs incurred in the acquisition of Pluristem, Ltd., the organization of our corporate structure and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct trials and experiments with our technology and work toward its commercialization. We estimate our expenses in the twelve months ending September 30, 2004 will be $1,089,000, generally falling in three major categories: research and development costs, purchase of in-process research and development and general and administrative expenses.

Research and Development Costs

For the twelve months ending September 30, 2004, we estimate that our research and development costs will be approximately $700,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

Costs Associated with Purchase of In-Process Research and Development

For the twelve months ending September 30, 2004, we estimate that our costs associated with purchased in-process research and development will be approximately $622,000. We intend to purchase in-process research and development from our subsidiary.

General and Administrative Expenses

For the twelve months ending September 30, 2004, we estimate that our general and administrative expenses will be approximately $388,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the twelve month period ending September 30, 2004. Our products will not be ready for sale for up to three years.

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

Research and Development

During the three month period ended September 30, 2003, we continued our research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2004, we will continue with these R&D activities.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the year ending June 30, 2004. Our only planned equipment purchases in the year ending June 30, 2004 are a FACS (Fluorescence Activated Cell Sorter) analysis machine and a customized incubator.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Going Concern

Our interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The interim financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $863,357 since inception through the three months ended September 30, 2003.

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

We are in the development stage and have not generated any revenues since our inception. We will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop and commercialise our technologies. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances makes us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we had a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2003.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the three-month period ended September 30, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman and chief financial officer. Based upon that evaluation, our company's chairman and chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On August 14, 2003 we appointed Prof. Jacob Rowe, F.A.C.P. as Chairman of our Scientific Advisory Board.

Prof. Rowe is presently Chief of the Department of Hematology and Bone Marrow Transplantation at Rambam Medical Center in Haifa, Israel. Concurrently, he is a Professor of Hemato-Oncology/Bruce Rappaport Faculty of Medicine, at Technion, Israel Institute of Technology in Haifa, Israel; former Adjunct Professor of Medicine at the University of Rochester School of Medicine and Dentistry in Rochester, NY and a Visiting Professor at Northwestern University in Chicago, IL.

Among many significant hospital and administrative appointments, Prof. Rowe is a member of the American Society of Hematology (ASH); the Appeals Committee, Hematology for the Israel Ministry of Health; a member of the Hematology Committee, Scientific Council for the Israel Medical Association; a member of the National Oncology Council, Sub-committee on Bone Marrow Transplantation, National Oncology Council, Israel; American Society for Blood and Marrow Transplantation. He has also served as Chairman of the Eastern Cooperative Oncology Group, Leukemia Committee, Bone Marrow Transplantation Core Committee. Additionally, at Strong Memorial Hospital, Prof. Rowe was a member of the Blood Utilization Committee, House Officer Advisory Committee, Infection Control Committee, Chairman of the Task Force on Implementation of Bone Marrow Transplantation, Director of Clinical Services, Hematology Unit, and Acting Director - Bone Marrow Transplantation Program.

Prof. Rowe has conducted research and clinical trials in blood related malignancies utilizing grants from the National Institute of Health (NIH) and the National Cancer Institute (NCI) and holds a number of Faculty appointments at leading teaching medical institutions.

He is a graduate of the University College of Medicine in London. Prof. Rowe was granted an B.Sc. in Pharmacology form the University College of London (first class honors) in 1972 and an M.B., B.S. from the University College Hospital Medical School in Clinical Medicine in 1975.

On September 30, 2003, we signed R&D cooperation agreements with major medical institutions in Israel. In the framework of the agreements, the medical institutions will provide us with Cord Blood (CB) to further the development of our proprietary stem cell expansion technology. The obtaining of CB is sanctioned under the World Medical Association Declaration of Helsinki, a statement of ethical principles which provides guidance on medical research involving human subjects.

The need for stem cells in bone marrow transplantations increases daily for a number of life threatening diseases including leukemia, non-Hodgkin's lymphoma (NHL), other blood born maladies. The CB obtained will be utilized to further our research in stem cell expansion without differentiation. Stem cells will be extracted from the CB and expanded within the PluriX(TM) Plug Flow Bioreactor system. The PluriX(TM) system contains 3-D high density stromal cells culture which is intended to closely replicate the natural environment of human bone marrow, allowing hematopoietic (normally formed and developed blood cells in the bone marrow) stem cell expansion without differentiation.

On October 9, 2003, our board of directors increased the number of current directors from three to six and appointed Doron Shorrer, Hava Klemperer Meretzki and Robert J. Pico as directors to the board of directors.

Doran Shorrer, ISR (CPA) was Chairman of the Board of Phoenix Insurance Company, one of the largest insurance companies in Israel and Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to these positions, Mr. Shorrer held senior appointments that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the Board of Directors of "Nechasim" of the State of Israel; Member

Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and Director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.

Among many areas of expertise, Mr. Shorrer formulates, implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries. Mr. Shorrer holds a B.A. in Economics and Accounting and an M.A. in Business Administration (specialization in finance and banking) from the Hebrew University of Jerusalem and is a Certified Public Accountant (ISR).

Hava Klemperer Meretzki, Adv. is a partner in the law firm of Ben-Noun Meretzki in Haifa, Israel. Ms. Meretzki specializes in civil, trade and labor law and is presently Vice-Chairman for the National Council of the Israel Bar Association. Ms. Meretzki previously was a Director of the Israel Electric Company. Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991, and in 1992 was admitted to the Israel Bar Association.

Robert J. Pico is presently Vice President of Business Development at TranSwitch Corporation (NASDAQ:TXCC). Mr. Pico leads all M&A activities and initialization of start-up companies through seed funding for companies that include: Teraop, Optix, IC41C, Onex (acquired by TXCC), SOSI (acquired by TXCC). Mr. Pico additionally invests on behalf of TranSwitch in companies that demonstrate significant growth opportunities including Accordian Networks. Mr. Pico performs all contract negotiations for TranSwitch when acquiring third party intellectual property such as VLSI cell libraries and semiconductor foundry service contracts from suppliers such as Texas Instruments (NYSE:TXN), TSMC in Taiwan and LSI Logic (NYSE:LSI). Mr. Pico has led the TranSwitch team consummating more than 10 acquisitions and formation of start-up companies spanning Israel, North America, Europe, and Asia. Mr. Pico is a Board member of several of these companies. Mr. Pico joined TranSwitch in 1988 and assisted in its public offering in 1995 on the NASDAQ Exchange.

Mr. Pico has a breadth of corporate management expertise spanning engineering, operations and business development. Prior to his tenure at TranSwitch he held senior positions in both large multi-national corporations such as ITT and United Technologies. Mr. Pico holds a BSEE and MS in Physics from the University of Hartford and Trinity College respectively and has completed his requirements for an MBA in Marketing from the University of Hartford.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.2 Bylaws (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.3 Restated Bylaws.

(10) Material Contracts

10.1 Software Development Agreement (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

10.2 Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference to the Company's Form 8-K Current Report filed May 6, 2003).

(21) Subsidiaries

Pluristem, Ltd.

(31) Section 302 Certifications

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

(99) Additional Exhibits

99.1 Certificate of Stock Split filed with Nevada Secretary of State on March 31, 2003 (incorporated by reference to the Company's Form 8-K Current Report filed April 8, 2003).

Reports on Form 8-K

On July 1, 2003, on Item 5, reporting the change of name from "A.I. Software, Inc." to "Pluristem Life Systems, Inc."

On July 8, 2003, on Item 4, reporting the dismissal of the Company's certifying accountants, Marc Lumer & Company, Certified Public Accountants and Management Consultants, and the engagement of, Ernst & Young, Israel as the Company's principal independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.
Date: November 19, 2003	/s/ Irit Arbel
Irit Arbel, President and CEO
(On behalf of the Registrant and as Principal Executive Officer)
Date: November 19, 2003	/s/ Harvey Lawson
Harvey Lawson, Chief Financial Officer and Director
(On Behalf of the Registrant and as Principal Financial Officer)