Form 10QSB/A
period 2003-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2003-11-28
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY

In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in capital	Receipts on account of shares	Deficit accumulated during the development stage	Total Stockholders' Equity

	Shares	Amount

Balance as of May 11, 2001 (date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	 14,133,000 	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of shares and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	218	97,633	933,464	(540,898)	490,417
Issuance of common stock on July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Loss for the period ended September 30, 2003	-	-	-	-	(322,459)	(322,459)

Balance as of September 30, 2003 (unaudited)	22,558,483	$ 225	$1,333,385	$ -	$ (863,357)	$ 470,253

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

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.2 Bylaws (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

3.3 Restated Bylaws. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed November 19, 2003)

(10) Material Contracts

10.1 Software Development Agreement (incorporated by reference to the Company's SB2 Registration Statement filed September 10, 2001).

10.2 Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference to the Company's Form 8-K Current Report filed May 6, 2003).

(21) Subsidiaries

Pluristem, Ltd.

(31) Section 302 Certifications

31.1 Section 302 Certification (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed November 19, 2003)

31.2 Section 302 Certification (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed November 19, 2003)

(32) Section 906 Certification

32.1 Section 906 Certification (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed November 19, 2003)

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

PLURISTEM LIFE SYSTEMS, INC.
Date: November 28, 2003	/s/ Irit Arbel
Irit Arbel, President and CEO
(On behalf of the Registrant and as Principal Executive Officer)
Date: November 28, 2003	/s/ Harvey Lawson
Harvey Lawson, Chief Financial Officer and Director
(On Behalf of the Registrant and as Principal Financial Officer)