Form 10QSB
period 2003-12-31
PLURISTEM LIFE SYSTEMS INC
filed 2004-02-17
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,558,483 common shares issued and outstanding as of February 2, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
AS OF DECEMBER 31, 2003

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2003

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Statements of stockholders' equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-9

.......................

........................................

.........................

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS

In U.S. Dollars (except share data)

	December 31,	June 30,

	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 107,798	$ 507,337
Accounts receivable	28,627	10,281

Total current assets	136,425	517,618

LONG-TERM RESTRICTED LEASE DEPOSIT	17,667	19,837

SEVERANCE PAY FUND	17,770	-

PROPERTY AND EQUIPMENT, NET	139,130	123,252

INTANGIBLE ASSET
Know-how, net	299,347	333,887

Total assets	$ 610,339	$ 994,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$ 10,377	$ 26
Current maturities of long-term debt	100,000	-
Trade payables	91,341	123,409
Other accounts payable and accrued expenses	125,408	132,564

Total current liabilities	327,126	255,999

LONG-TERM DEBT
Know-how licensors, net of current maturities	163,260	248,178

ACCRUED SEVERANCE PAY	20,325	-

STOCKHOLDERS' EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares as of December 31, 2003 and June 30, 2003; Issued and Outstanding: 22,558,483 and 21,833,000 as of December 31, 2003 and June 30, 2003, respectively	225	218
Additional paid-in capital	1,333,385	97,633
Receipts on account of shares	-	933,464
Deficit accumulated during the development stage	(1,233,982)	(540,898)

	99,628	490,417

	$ 610,339	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In U.S. Dollars (except share and per share data)

	Six Month Period Ended December 31,		Three Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2003	2002	2003	2002	2003

Research and development costs	$ 460,871	$ 27,000	$ 217,577	$ 13,500	$ 594,742

General and administrative expenses	213,082	10,743	139,525	6,499	364,154

In-process research and development write-off	-	-	-	-	246,470

	673,953	37,743	357,102	19,999	1,205,366

Financial expenses, net	19,131	2,559	13,523	24	28,616

Loss for the period	$ 693,084	$ 40,302	$ 370,625	$ 20,023	$ 1,233,982

Basic and diluted net loss per share	$ (0.03)	$ (0.001)	$ (0.02)	$ (0.0004)

Weighted average number of shares used in computing basic and diluted Net loss per share:	22,495,398	40,914,356	22,558,483	46,828,712

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. Dollars (except shares data)

					Deficit
					accumulated	Total
			Additional	Receipts	during the	Stockholders'
	Common Stock		paid-in	on account	development	Equity
	Shares	Amount	capital	of shares	stage	(Deficiency)

Balance as of May 11, 2001 (date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of shares and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	218	97,633	933,464	(540,898)	490,417
Issuance of common stock on July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Loss for the period ended December 31, 2003	-	-	-	-	(693,084)	(693,084)

Balance as of December 31, 2003 (unaudited)	22,558,483	$ 225	$1,333,385	$ -	$ (1,233,982)	$ 99,628

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In U.S. Dollars
	Six Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,

	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (693,084)	$ (40,302)	$ (1,233,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,192	-	61,453
Accrued severance pay, net	2,555	-	2,555
In-process research and development write-off	-	-	246,470
Increase in accounts receivable	(18,346)	-	(19,791)
Increase (decrease) in trade payables	(32,068)	-	81,934
Increase (decrease) in other accounts payable and accrued expenses	(7,156)	8,446	(301,171)
Increase in accrued interest to related parties	-	2,415	3,450
Linkage differences and interest of long-term restricted lease deposit	(459)	-	(1,489)
Know-how licensors - amortization of discount	15,082	-	17,860

Net cash used in operating activities	(690,284)	(29,441)	(1,142,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd.	-	-	31,899
Purchase of property and equipment	(24,530)	-	(24,530)
Long-term restricted lease deposit	2,629	-	2,629
Purchase of know-how	-	-	(100,000)

Net cash used in investing activities	(21,901)	-	(90,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	302,295	-	388,386
Receipts on account of shares	-	100,950	933,464
Increase in short-term bank credit	10,351	-	10,351
Proceeds from notes and loan payable to related parties	-	(72,300)	78,195
Repayments of notes and loan payable to related parties	-	-	(69,885)

Net cash provided by financing activities	312,646	28,650	1,340,511

Increase (decrease) in cash and cash equivalents	(399,539)	(791)	107,798
Cash and cash equivalents at the beginning of the period	507,337	961	-

Cash and cash equivalents at the end of the period	$ 107,798	$ 170	$ 107,798

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 300,000

Unamortized discount	$ -	$ -	$ 54,600

Forgiveness of debt	$ -	$ -	$ 11,760

Conversion of receipts on account of shares into common stock	$ 933,464	$ -	$ 933,464

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In U.S. Dollars

NOTE 1:- GENERAL

Pluristem Life Systems Inc. (the "Company"), a Nevada corporation was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the "subsidiary") that was incorporated under the laws in Israel, and began its activity in January 2003. The Company's activities are in the field of research and development of cord blood hematopoietic stem cells. Research and development is performed by the wholly owned subsidiary in Israel.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2003 are applied consistently in these consolidated financial statements.

Accounting for stock-based compensation:

As explained in Note 6(b), the Company's Board of Directors has adopted an Employee Stock Option Plan ("ESOP").

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The disclosures required by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are provided in Note 6.

The Company applies SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for acquiring or in conjunction with selling goods or services", with respect to options issued to non-employees. SFAS NO. 123 requires use of an option valuation model to measure the fair value of these options at the grant date.

These financial statements are to be read in conjunction with the audited annual financial statements of the Company as of June 30, 2003 and their accompanying notes.

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 4:- GOING CONCERN

The Company is currently in the development stage. As of December 31, 2003 the company has positive stockholders' equity of approximately $100 thousand and a negative working capital of approximately $191 thousand. In addition, the Company had negative cash flow from operating activities of approximately $690 thousand and approximately $1,143 thousand during the six-month period ended December 31, 2003 and the period from inception through December 31, 2003, respectively and accumulated losses of approximately $1,230 thousand since inception.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue operating is dependent upon an additional financial support until profitability is achieved. As detailed in Note 7, the Company raised approximately $1.3 million subsequent to balance sheet date and Company's management is actively looking to raise the required additional financial support, while applying cost saving measures to keep expenses aligned with a defined budget.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations.

NOTE 5:- PROPERTY AND EQUIPMENT

Depreciation and amortization expenses amounted to $43,192 for the six-month period ended December 31, 2003.

NOTE 6:- SHARE CAPITAL

a. During July 2003, the Company issued an aggregate of 725,483 common shares and 1,450,966 warrants to all the subscribers for total consideration of $1,235,752 (net of issuance costs of $70,110), under a private placement as described in Note 10 to the consolidated financial statements of the Company for the year ended June 30, 2003.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 6:- SHARE CAPITAL (continued)

b. Employee stock option plan ("ESOP")

In November 2003, the Board of Directors adopted a Stock Option Plan in order to provide incentive to officers, directors, employees and consultants of the Company or its subsidiary. The plan, in respect to directors and employees is in accordance with Section 102 of the Israeli Tax Ordinance. The Company granted options to purchase up to 4,100,000 of its issued and outstanding common shares for officers, directors and consultants as part of its incentive stock option plan. As of December 31, 2003 the Company granted 2,976,591 options to employees and directors, 669,189 options to consultants. The vesting period of the options is two years, except for one of the directors that the vesting period of his option is one year. The exercise price shall be $0.76 - $1.25 per share. The intrinsic value of these options is equal or less than their exercise price and therefore no compensation costs have been recorded. Any options which are cancelled or forfeited before expiration, become available for future grants. The deferred compensation cost that would have been charged had the Company determined its costs based on the fair value method is consistent with SFAS 123 for its employees would have been $ 858,136.

The Company has accounted for its options to consultants under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using the Black & Scholes option-pricing model with the following weighted-average assumption for December 31, 2003: risk-free interest rate of 1.6% dividend yield of 0% for each year, volatility factor of the expected market price of the Company's Common shares of 0.80 and a weighted-average expected life of the options of approximately two years.

The Company did not recorded stock compensation expenses through December 31, 2003 due to immateriality.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 7:- SUBSEQUENT EVENT

In January 2004, the Company consummated a private placement equity investment with a group of individuals and institutional investors (the "investors") representing net proceeds to the Company of approximately $1.3 million (net of issuance costs of approximately $200 thousand), for 3,000,000 new shares and warrants issued to the investors, under the terms of a Securities Purchase Agreement dated January 20, 2004 (the "Investment Agreement).

The Company accepted subscriptions for common shares and warrants, each common share priced at $0.50 per common share. Each warrant is exercisable for one additional common share at a price of $0.75 per share, and may be exercised until January 31, 2007. In addition, the Company issued 300,000 finder's warrants in connection with this private placement. The finders' warrants are exercisable into one common share at a price of $0.75 per common share until January 31, 2007. The securities have not been registered and are therefore restricted pursuant to Rule 144 under the U.S. Securities and Exchange Act of 1993.

Under the investment agreement the Company undertook to register the above mentioned new shares with the SEC under the Securities and Exchange Act of 1993 no later than May 15, 2004. In the Investment Agreement the Company undertook certain limitations as to issuing new Common Stock prior to registration of the new stock under the above mentioned Investment Agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Resources

During the six months ended December 31, 2003, we incurred a net loss of $693,084, as compared to a net loss of $40,302 in the six month period to December 31, 2002. For the three months ended December 31, 2003 we incurred a loss of $370,625 compared to a loss of $20,023 in the three months ended December 31, 2002. This resulted from the change of business that we undertook in May, 2003, to become a medical product research and development company. We obtained funds to carry on our business during the six months from a private placement we conducted in July, 2003, which raised net proceeds of $1,235,752 through the issuance of 725,483 units comprising one common share and two common share purchase warrants. By the end of the six month period, on December 31, 2003, we had cash of $107,798, which is only sufficient to fund our operations for approximately one month.

On January 20, 2004, we closed a private placement for gross proceeds of $1,500,000 through the issuance of 3,000,000 units, each unit comprising one common share and one common share purchase warrant. The net proceeds of this transaction of approximately $1,320,000 after payment of commissions and legal costs will be used to fund our operations for the coming year. We expect that we have sufficient funds to operate until early fall, 2004 but we will have to raise additional funds from the market before we have any cash flow from operations. The approval process for our products in the United States and other jurisdictions is protracted and we believe will take several years. In addition, any acquisitions that we may plan or product development that is beyond the scope of what is described in our Plan of Operations below will require additional capital, which must be raised through the issuance of our securities.

Results of Operations

Because of the change of business undertaken by our company in 2003, it would not be meaningful to compare operations for the three or six month periods ended December 31, 2003 to December 31, 2002. Instead, we present a plan of operation for our company for the twelve month period ending December 31, 2004.

Plan of Operations

Our primary objective over the twelve months ending December 31, 2004 will be to conduct further development and research on our proprietary technology - PluriX™ Bioreactor. In order to optimize the system, we will build new PluriX™ Bioreactors for laboratory use to examine all of its parts and their different functions. We will begin feasibility studies of ex vivo expanded stem cells on animals. In addition, we intend to identify proteins that are involved with stem cell regulators.

Concurrently, we will initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining FDA regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of $690,284 for the six months ended December 31, 2003, compared to $29,441 for the six months ended December 31, 2002. This negative cash flow is primarily attributable to the costs incurred in the acquisition of Pluristem, Ltd., the payment of employees and research costs. We anticipate that our operating expenses will increase as we intend to conduct trials and experiments with our technology and work toward its commercialization. We estimate our expenses in the twelve months ending December 31, 2004 will be $2,446,000, generally falling in three major categories: research and development costs, purchase of in-process research and development, business development and general and administrative expenses.

Research and Development Costs

For the twelve months ending December 31, 2004, we estimate that our research and development costs will be approximately $1,410,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

Costs Associated with Purchase of In-Process Research and Development

For the twelve months ending December 31, 2004, we estimate that our costs associated with purchased in-process research and development will be approximately $969,000. We intend to continue to purchase in-process research and development from our subsidiary.

Business Development, General and Administrative Expenses

For the twelve months ending December 31, 2004, we estimate that our general and administrative expenses will be approximately $1,036,000. Aside from salaries, rent, telephone, utilities and other normal general expenses, these expenses will also include examining new business opportunities, public relations, investors relations, office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year end audit and legal fees for securities advice, directors liability insurance and cost of fundraising. We also are considering issuing shares of our common stock for certain services performed by consultants on behalf of our company.

We do not expect to generate any revenues in the twelve month period ending December 31, 2004. Our products will not be ready for sale for up to three years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within three years:

  Raise equity or debt financing or a combination of equity and debt financing of at least $4,000,000.
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

Research and Development

During the six month period ended December 31, 2003, we continued our research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2004, we will continue with these R&D activities.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the year ending June 30, 2004. Our planned equipment purchases in the year ending June 30, 2004 are a FACS (Fluorescence Activated Cell Sorter) analysis machine and build a customized incubator.

Dilution

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

Going Concern

Our interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The interim financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $1,233,982 since inception through the period ended December 31, 2003.

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

RISK FACTORS

Readers should refer to the risk factors referred to in our Form 10-KSB filed for the fiscal year ended June 30, 2003.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the six month period ended December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and chief financial officer. Based upon that evaluation, our company's chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

On January 20, 2004, we issued an aggregate of 3,000,000 common shares at a price of $0.50 per share to a number of private investors. The transaction was private in nature, and the shares were issued in reliance upon Regulation S and/or Rule 506 promulgated under the Securities Act of 1933. These shares form part of the 3,000,000 units which were authorized for issuance by directors' consent resolution dated December 12, 2003. Each unit was issued at a price of $0.50 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of $0.75 until January 31, 2007. In addition, we issued 300,000 finders' warrants exercisable at a price of $0.75 until January 31, 2007. Gross proceeds of the placement was $1,500,000.

Item 5.  Other Information.

In October, 2003, our board of directors approved a loan in the amount of $350,000 to our subsidiary Pluristem Ltd. to finance its obligations to pay for its R&D.

On October 2, 2003, our board of directors approved the creation of and appointed members to our Audit Committee, Compensation Committee, Corporate Governance Committee, Insider Trading Policy, Code of Business Conduct and Ethics and Compliance and our Fund Raising Committee.

On November 25, 2003, our board of directors approved the adoption of a formal stock option plan to purchase up to a maximum of 4,100,000 shares. On December 29, 2003, we filed our 2003 Stock Option Plan on Form S-8, with the SEC. On December 30, 2003, pursuant to our 2003 Stock Option Plan, we granted 3,645,780 options to certain of our employees, directors and consultants.

On December 17, 2003 we appointed Shmuel Levi as CFO of our company. Mr. Levi has been the CFO of our subsidiary, Pluristem, Ltd. since we acquired it in June, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).

3.3 Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).

(10) Material Contracts

10.1 Software Development Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).

10.2 Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).

(21) Subsidiaries

Pluristem, Ltd.

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certification

32.1 Section 906 Certification.

Reports on Form 8-K

On October 16, 2003, reporting the increase in the number of our current directors from three to six and the appointments of Doron Shorrer, Hava Klemperer Meretzki and Robert J. Pico as directors to our board of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLURISTEM LIFE SYSTEMS, INC.
Date: February 15, 2004	/s/ Irit Arbel
Irit Arbel, President and CEO
(Principal Executive Officer)
Date: February 15, 2004	/s/ Shmuel Levi
Shmuel Levi, Chief Financial Officer
(Principal Financial Officer)