Form 10QSB/A
period 2003-12-31
PLURISTEM LIFE SYSTEMS INC
filed 2004-03-11
CIK 1158780

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
AS OF DECEMBER 31, 2003

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2003

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Statements of Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-11

.......................
.........................................
..........................

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS

In U.S. Dollars (except share data)

	December 31,	June 30,
	2003	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 107,798	$ 507,337
Accounts receivable	28,627	10,281

Total current assets	136,425	517,618

LONG-TERM RESTRICTED LEASE DEPOSIT	17,667	19,837

SEVERANCE PAY FUND	17,770	-

PROPERTY AND EQUIPMENT, NET	139,130	123,252

INTANGIBLE ASSET
Know-how, net	299,347	333,887

Total assets	$ 610,339	$ 994,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$ 10,377	$ 26
Current maturities of long-term debt	100,000	-
Trade payables	91,341	123,409
Other accounts payable and accrued expenses	125,408	132,564

Total current liabilities	327,126	255,999

LONG-TERM DEBT
Know-how licensors, net of current maturities	163,260	248,178

ACCRUED SEVERANCE PAY	20,325	-

STOCKHOLDERS' EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares as of December 31, 2003 and June 30, 2003; Issued and Outstanding: 22,558,483 (unaudited) and 21,833,000 as of December 31, 2003 and June 30, 2003, respectively	225	218
Additional paid-in capital	1,333,385	97,633
Receipts on account of shares	-	933,464
Deficit accumulated during the development stage	(1,233,982)	(540,898)

	99,628	490,417

	$ 610,339	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In U.S. Dollars (except share and per share data)

	Six Month Period Ended December 31,		Three Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2003	2002	2003	2002	2003

Research and development costs	$ 460,871	$ 27,000	$ 217,577	$ 13,500	$ 594,742

General and administrative expenses	213,082	10,743	139,525	6,499	364,154

In-process research and development write-off	-	-	-	-	246,470

	673,953	37,743	357,102	19,999	1,205,366

Financial expenses, net	19,131	2,559	13,523	24	28,616

Net loss for the period	$ 693,084	$ 40,302	$ 370,625	$ 20,023	$ 1,233,982

Basic and diluted net loss per share	$ 0.03	$ 0.001	$ 0.02	$ 0.0004

Weighted average number of shares used in computing basic and diluted Net loss per share:	22,495,398	40,914,356	22,558,483	46,828,712

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. Dollars (except shares data)

					Deficit
					accumulated	Total
			Additional	Receipts	during the	Stockholders'
	Common Stock		paid-in	on account	development	Equity
	Shares	Amount	capital	of shares	stage	(Deficiency)

Balance as of May 11, 2001
(date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock
July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of shares and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	218	97,633	933,464	(540,898)	490,417
Issuance of common stock on July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Loss for the period ended December 31, 2003	-	-	-	-	(693,084)	(693,084)

Balance as of December 31, 2003 (unaudited)	22,558,483	$ 225	$ 1,333,385	$ -	$ (1,233,982)	$ 99,628

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In U.S. Dollars
	Six Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (693,084)	$ (40,302)	$ (1,233,982)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and know-how amortization	43,192	-	61,453
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	15,082	-	17,860
Increase in accounts receivable	(18,346)	-	(19,791)
Increase (decrease) in trade payables	(32,068)	-	81,934
Increase (decrease) in other accounts payable and accrued expenses	(7,156)	8,446	(301,171)
Increase in accrued interest to related parties	-	2,415	3,450
Linkage differences and interest of long-term restricted lease deposit	(459)	-	(1,489)
Accrued severance pay, net	2,555	-	2,555

Net cash used in operating activities	(690,284)	(29,441)	(1,142,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd.	-	-	31,899
Purchase of property and equipment	(24,530)	-	(24,530)
Long-term restricted lease deposit	2,629	-	2,629
Purchase of know-how	-	-	(100,000)

Net cash used in investing activities	(21,901)	-	(90,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	302,295	-	388,386
Receipts on account of shares	-	100,950	933,464
Increase in short-term bank credit	10,351	-	10,351
Proceeds from notes and loan payable to related parties	-	(72,300)	78,195
Repayments of notes and loan payable to related parties	-	-	(69,885)

Net cash provided by financing activities	312,646	28,650	1,340,511

Increase (decrease) in cash and cash equivalents	(399,539)	(791)	107,798

Cash and cash equivalents at the beginning of the period	507,337	961	-
Cash and cash equivalents at the end of the period	$ 107,798	$ 170	$ 107,798

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 300,000

Unamortized discount	$ -	$ -	$ 54,600

Forgiveness of debt	$ -	$ -	$ 11,760

Conversion of receipts on account of shares into common stock	$ 933,464	$ -	$ 933,464

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

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $1,230 thousand through December 31, 2003. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2003 are applied consistently in these consolidated financial statements.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2003 and their accompanying notes.

b. Accounting for stock-based compensation:

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

The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

Pro forma information regarding the Company's net loss and net loss per share as required by SFAS 123 has been determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted in the 6 months period ended December 31, 2003 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Dividend yield 0%

Expected volatility 0.8

Risk-free interest 1.6%

Expected life of up to 2 years

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

Six months period ended
December 31,
2003

Net loss available to Ordinary shares - as reported	(693,084)
Add - stock based employee compensation - intrinsic value	-
Deduct - stock-based employee compensation - fair value	(1,207)

Pro forma:
Net loss	(694,291)

Earning per share:
Basic and diluted net loss per share as reported	(0.03)

Basic and diluted pro forma net loss per share	(0.03)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

c. Impact of recently issued accounting standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31. 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations, if any.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Impact of recently issued accounting standards (continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004 Certain of the disclosure variable interest entity were established. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations, if any.

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

NOTE 4:- PROPERTY AND EQUIPMENT

Depreciation and amortization expenses amounted to $43,192 for the six-month period ended December 31, 2003.

NOTE 5:- SHARE CAPITAL

a. During July 2003, the Company issued an aggregate of 725,483 common shares and 1,450,966 warrants to all the subscribers for total consideration of $1,235,752 (net of issuance costs of $70,110), under a private placement.

In this placement each unit comprised of one common stock and two-share purchase warrants. The first warrant is exercisable for one additional common stock at a price of $2.25 per share, and may be exercised within one year. The second warrant is exercisable for one additional common stock at a price of $2.70 per share, and may be exercised within five years. The securities have not been registered for trade and are therefore restricted pursuant to Rule 144 under the U.S. Securities and Exchange Act of 1933.

See also Note 6 as to issuance of additional shares subsequent to balance sheet date.

b. Employee Stock Option Plan ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 shares of its common stock. As of December 31, 2003, 454,220 common stock of the Company are still available for future grant under the plan.

Each option granted under the Plan is exercisable until the earlier of two years from the date of grant of the option or the expiration dates in the year 2013. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any options, which are canceled or forfeited before expiration, become available for future grants.

As of December 31, 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 5:- SHARE CAPITAL (continued)

c. Options issued to consultants:

In the framework of the stock option plan, the Company issued on December 30, 2003, stock options to three consultants, for services to be rendered by these consultants over the vesting period (two years).

The Company's outstanding options to consultants as of December 31, 2003 are as follows:

Issuance date	Options for ordinary shares	Exercise price per share	Exercisable through

December 2003	250,000	$ 1.00	May 2013
December 2003	250,000	$ 1.25	May 2013
December 2003	169,189	$ 0.76	Jan. 2013

	669,189

The options are exercisable through the year 2005. If not exercised, they automatically renew for one additional year, each time, for up to ten years, through the year 2013.

The Company has accounted for its options to consultants under the fair value method in compliance with the consensus in EITF 96-18. Those options vest primarily over 2 years. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 1.6%, dividend yields of 0% for each year, volatility factors of the expected market price of the Company's Ordinary shares of 0.8 for the year, and a weighted-average contractual life of the options of 10 years. Compensation expenses for the period ended December 31, 2003, were not provided due to immateriality. The Company will remeasure the fair value of these stock options during the service period as required by EITF 96-18.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 6:- SUBSEQUENT EVENT

a. On January 20, 2004, the Company consummated a private placement equity investment with a group of individuals and institutional investors (the "investors") representing net proceeds to the Company of approximately $1.3 million (net of issuance costs of approximately $200 thousand), for 3,000,000 units, each representing one share and warrants issued to the investors, under the terms of a Securities Purchase Agreement dated January 20, 2004 (the "Investment Agreement).

The Company accepted subscriptions for common shares and warrants, each common share priced at $0.50 per common share. Each warrant is exercisable for one additional common share at a price of $0.75 per share, and may be exercised until January 31, 2007. In addition, the Company issued 300,000 finders' warrants in connection with this private placement. Each finder's warrant is exercisable into one common share at a price of $0.75 per common share until January 31, 2007. The securities have not been registered and are therefore restricted pursuant to Rule 144 under the U.S. Securities and Exchange Act of 1993.

Under the investment agreement the Company undertook to register the above mentioned new shares with the SEC under the Securities and Exchange Act of 1993 no later than May 15, 2004. In the Investment Agreement the Company undertook certain limitations as to issuing new Common Stock prior to registration of the new stock under the above mentioned Investment Agreement.

In case of failure to file the registration statement by February 29, 2004, or in case the registration does not become effective by May 15, 2004 the Company will have to compensate the investors (either in cash or in new shares - at the investors choice) in amounts of 2% to 3% of the gross consideration per month.

b. On January 28, 2004, the Company issued an aggregate of 1,000,000 shares of its common stock to a number of consultants and service providers ("subscribers") as compensation for carrying out the investor relations and research activities during future periods specified in the agreements entered into between the Company and the subscribers. These subscriptions were private in nature, and the securities were issued in reliance upon Rule 506 of Regulation-D promulgated under the Securities Act of 1933.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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
PLURISTEM LIFE SYSTEMS, INC.
Date: March 1, 2004	/s/ Irit Arbel
Irit Arbel, President and CEO
(Principal Executive Officer)
Date: March 1, 2004	/s/ Shmuel Levi
Shmuel Levi, Chief Financial Officer
(Principal Financial Officer)