Form 10QSB
period 2004-03-31
PLURISTEM LIFE SYSTEMS INC
filed 2004-05-25
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,558,483 common shares issued and outstanding as of May 6, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2004

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

AS OF MARCH 31, 2004

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Statements of Stockholders' Equity (Deficiency)	4-5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-14

.......................

........................................

.........................

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except stock data)

	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 879,097	$ 507,337
Accounts receivable	47,984	10,281
Prepaid expenses (see Note 3c)	516,570	-
Total current assets	1,433,651	517,618

LONG-TERM RESTRICTED LEASE DEPOSIT	18,422	19,837

SEVERANCE PAY FUND	26,909	-

PROPERTY AND EQUIPMENT, NET	217,924	123,252

INTANGIBLE ASSET
Know-how, net	282,077	333,887

Total assets	$ 1,988,983	$ 994,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit	$ 1,458	$ 26
Current maturities know how licensors	100,000	-
Trade payables	232,081	123,409
Other accounts payable and accrued expenses	138,990	132,564
Total current liabilities	472,529	255,999

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	166,045	248,178
Liability in respect of Warrants (See Note 3b)	1,230,000	-
Accrued severance pay	29,221	-

	1,425,266	248,178

STOCKHOLDERS' EQUITY
Capital Stock:
Common stock $0.00001 par value: Authorized: 1,400,000,000 stocks as of March 31, 2004 and June 30, 2003; Issued and Outstanding: 26,558,483 (unaudited) and 21,833,000
as of March 31, 2004 and June 30, 2003, respectively	265	218
Additional paid-in capital	2,423,397	97,633
Receipts on account of stock	-	933,464
Deficit accumulated during the development stage	(2,332,474)	(540,898)
	91,188	490,417

	$ 1,988,983	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except stock and per stock data)

	Nine Months Ended March 31,		Three Months Ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2004	2003	2004	2003	2004

Research and development costs	$ 712,598	$ 27,000	$ 251,727	$ -	$ 846,469

General and administrative expenses	1,098,404	17,662	885,322	6,919	1,248,476

In-process research and development write-off	-	-	-	-	246,470

	1,811,002	44,662	1,137,049	6,919	2,342,415

Financial (income) expenses, net	(19,426)	2,577	(38,555)	18	(9,941)

Net loss for the period	$ 1,791,576	$ 47,239	$ 1,098,494	$ 6,937	$ 2,332,474

Basic and diluted net loss per stock	$ (0.076)	$ (0.001)	$ (0.043)	$ (0.0001)

Weighted average number of stocks
used in computing basic and diluted
net loss per stock:	23,508,820	47,266,836	25,580,705	45,493,000

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except stock data)

					Deficit
					accumulated	Total
			Additional	Receipts	during the	Stockholders'
	Common Stock		paid-in	on account	development	Equity
	Stocks	Amount	capital	of stocks	stage	(Deficiency)
Balance as of May 11, 2001
(date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock on
July 9, 2001	35,000,000	350	2,150	-	-	2,500
Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
On October 14, 2002, net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stocks and warrants, net of issuance costs of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN OF STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except stock data)

					Deficit
					accumulated	Total
			Additional	Receipts	during the	Stockholders'
	Common Stock		paid-in	on account	development	Equity
	Stocks	Amount	capital	of stocks	stage	(Deficiency)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417
Issuance of common stock on
July 16, 2003, net of issuance
costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Issuance of common stock on
January 20, 2004, net of
issuance costs of $227,210 (See Note 3b)	3,000,000	30	-	-	-	30
Stock based compensation related
to restricted stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-	800,000
Stock based compensation related
to stock options granted to consultants on December 30, 2003	-	-	290,022	-	-	290,022
Loss for the nine months
ended March 31, 2004	-	-	-	-	(1,791,576)	(1,791,576)
Balance as of March 31, 2004 (unaudited)	$ 26,558,483	$ 265	$ 2,423,397	$ -	$ (2,332,424)	$ 91,188

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Nine Months Ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,791,576)	$ (47,239)	$ (2,332,474)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and know-how amortization	66,796	-	85,057
Stock based compensation to consultants	290,022	-	290,022
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	17,867	-	20,645
Increase in accounts receivable	(37,703)	-	(39,148)
Decrease in prepaid expenses	283,430	-	283,430
Increase in trade payables	108,672	-	222,674
Increase (decrease) in other accounts payable and accrued expenses	6,426	15,446	(287,589)
Increase in accrued interest to related parties	-	-	3,450
Linkage differences and interest of long-term restricted
lease deposit	337	-	(693)
Fair value differences of warrants issued	(42,760)	-	(42,760)
Accrued severance pay, net	2,312	-	2,312

Net cash used in operating activities	(1,096,177)	(31,793)	(1,548,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd.	-	-	31,899
Purchase of property and equipment	(109,658)	-	(109,658)
Long-term restricted lease deposit	1,078	-	1,078
Purchase of know-how	-	-	(100,000)

Net cash used in investing activities	(108,580)	-	(176,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	302,325	-	388,416
Issuance of warrants	1,272,760	-	1,272,760
Receipts on account of stocks	-	100,950	933,464
Short-term bank credit, net	1,432	-	1,432
Proceeds from notes and loan payable to related parties	-	(69,885)	78,195
Repayments of notes and loan payable to related parties	-	-	(69,885)

Net cash provided by financing activities	1,576,517	31,065	2,604,382

Increase (decrease) in cash and cash equivalents	371,760	(728)	879,097
Cash and cash equivalents at the beginning of the period	507,337	961	-

Cash and cash equivalents at the end of the period	$ 879,097	$ 233	$ 879,097

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Nine Months Ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2004	2003	2004

Non-cash investing and financing information:

Unpaid know-how	$ -	$ -	$ 300,000

Unamortized discount	$ -	$ -	$ 54,600

Forgiveness of debt	$ -	$ -	$ 11,760

Conversion of receipts on account of stocks into common stock	$ -	$ -	$ 933,464

Issuance of stock to consultants	$ 800,000	$ -	$ 800,000

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars

NOTE 1:- GENERAL

a. Pluristem Life Systems Inc. (the "Company"), a Nevada corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the "subsidiary") that was incorporated under the laws in Israel, and began its activity in January 2004.

b. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to approximately $2,300 thousand through March 31, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

As of March 31, 2004 the Company had a balance of $879 thousands in cash and cash equivalents and positive working capital of approximately $961 thousand. However, the Company has not generated revenues and had negative cash flows from operating activities of approximately $1,096 thousand and approximately $1,549 thousand during the nine-month period ended March 31, 2004 and the period from inception through March 31, 2004, respectively.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue operations is dependent upon an additional financial support until profitability is achieved.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars

NOTE 1:- GENERAL (continued)

c. The accompanying unaudited interim consolidated financial statements have been prepared in a condensed format as of March 31, 2004 and for the three and nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2003 are applied consistently in these consolidated financial statements, in addition to EITF 96-18 and EITF 00-19 as described in Note 3b and Note 3e, respectively, and the accounting for stock based compensation, as set forth in Note 2b.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2003 and their accompanying notes.

b. Accounting for stock based compensation:

The Company's Board of Directors has adopted an Employee Stock Option Plan. (See Note 3.d).

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's stock options is less than the market price of the underlying stocks on the date of grant, compensation expense is recognized.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information regarding the Company's net loss and net loss per stock as required by SFAS 123 has been determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Volatility 0.92

Average risk-free interest rate 4.2%

Average expected life (in years) 10

Pro forma information under SFAS No. 123, is as follows:

	Nine months ended	Three months ended	Period from May 11, 2001 (Inception) through
	March 31,	March 31,	March 31,
	2004	2004	2004

Net loss available to Common stock - as reported	$ (1,754,146)	$(1,061,064)	$ (2,295,044)
Add - stock based employee compensation - intrinsic value	-	-	-
Deduct - stock-based employee compensation - fair value	(109,885)	(109,885)	(109,885)

Pro forma net loss	$ (1,864,031)	$(1,170,949)	$ (2,404,929)

Earning per stock:
Basic and diluted net loss per stock as reported	$ (0.075)	$(0.041)

Basic and diluted pro forma net loss per stock	$ (0.079)	$(0.046)

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after December 15, 2004. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004 Certain of the disclosure variable interest entity were established. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations, if any.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars (except stock data)

NOTE 3:- CAPITAL STOCK

a. In July 2003, the Company issued an aggregate of 725,483 units comprised of 725,483 common stock and 1,450,966 warrants to a group of investors, for total consideration of $1,235,752 (net of issuance costs of $70,110), under a private placement.

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $2.25 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $2.70 per stock, and may be exercised within five years.

b. On January 20, 2004, the Company consummated a private equity placement. The Company issued 3,000,000 units in consideration for net proceeds of $1,272,760 (net of issuance costs of $227,210), each unit comprised of 3,000,000 common stock and 3,000,000 warrants to a group of investors (the "investors"). Each warrant is exercisable for one common stock at a price of $0.75 per stock, and may be exercised until January 31, 2007. If the price of the common stock will be more than $1 within 10 consecutive trading days, then 1,500,000 warrants are forcible exercised. In case the Company had failed to register the above mentioned stock and the related stock resulting from the exercise of the warrants, it would have been subject to penalties by the investors as detailed in the private placement agreement. Up to March 31, 2004, the Company fulfilled all of its obligations in that respect and the above stocks have been registered for trading, under the registration statement on Form SB-2. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, the Company shall pay penalties to the investors in respect of the liquidated damages.

According to EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock" contracts, including among others, all options and warrants, that require net-cash settlement should be considered assets or liabilities and measured at fair value. Changes in the fair value of the contract shall be reported in earnings as long as the contract remains classified as asset or liability.

Accordingly, the Company has allocated an amount of $1,272,760 and $1,230,000 to the warrants issued, based on their fair value as of January 20, 2004 and March 31, 2004, respectively. The fair value was estimated using Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.9% divided, yield of 0%, volatility of 0.92, and average expected life of 3 years.

The change in the fair value of the warrants in the period from the grant date until the balance sheet date amounts to approximately $42,760 which was recognized in the statements of operations as financial income.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars (except stock data)

NOTE 3:- STOCK CAPITAL (continued)

In addition, the Company issued 300,000 warrants to finders in connection with this private placement. On April 19, 2004, the finders resolved to exercise the warrants to purchase 300,000 stocks at a price of $0.75 per stock.

According to the Company's Registration Rights Agreement, as described in the Registration statement, the Company is obligated to adjust the exercise price of the above mentioned warrants and to issue the investors additional shares if the Company enters into certain transactions, such as sale of its common stock to a third party on any date which is earlier than 180 days after the effective date of registration.

c. Following the Board resolutions and authorizations from January 28, 2004 the Company issued on February 11, 2004, an aggregate of 1,000,000 common stock to a number of consultants and service providers as compensation for carrying out investor relations activities during the year 2004.

Total compensation, measured at grant date, related to the stock amounts to $800,000. As of March 31, 2004, an amount of $360,000 was recognized as expenses and the remainder in the amount of $440,000 is presented as prepaid expenses.

d. Employee Stock Option Plan ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of March, 2004, 454,220 common stock (including warrants) of the Company are still available for future grant under the plan.

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

On December 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76. Weighted average fair value of options granted whose exercise price is higher than the fair value of the stock on the grant date was 0.29.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In U.S. Dollars (except stock data)

NOTE 3:- STOCK CAPITAL (continued)

e. Warrants issued to consultants:

In the framework of the stock option plan, the Company issued on December 30, 2003, warrants to three consultants, for carrying out investor relations activities over a period of two years.

The Company's outstanding warrants to consultants as of March 31, 2004 are as follows:

Issuance date	Outstanding as of March 31, 2004	Warrants exercisable as of March 31, 2004	Exercise price per stock	Exercisable Through
December 2003	250,000	104,170	$ 1.00	May 2013
December 2003	250,000	104,170	$ 1.25	May 2013
December 2003	169,189	105,750	$ 0.76	Jan. 2013
	669,189	314,090

The options are exercisable commencing from the year 2005 and through the year 2013.

The Company has accounted for its warrants to consultants under the fair value method of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for March 31, 2004 as follows: risk-free interest rates of 4.2%, dividend yield of 0%, volatility of 0.92, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of approximately $290,000 were recognized during the nine-month period ended March 31, 2004. The Company will remeasure the fair value of these stock options during the service period as required by EITF 96-18.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Liquidity and Capital Resources

During the nine months ended March 31, 2004, we incurred a net loss of $1,791,576, as compared to a net loss of $47,239 in the nine month period to March 31, 2003. For the three months ended March 31, 2004 we incurred a loss of $1,098,494 compared to a loss of $6,937 in the three months ended March 31, 2003. This resulted from the change of business that we undertook in May, 2003, to become a medical product research and development company.

We incurred $885,322 in general and administrative expenses for the three months ended March 31, 2004. Of this amount, $650,000 was paid as stock based compensation to consultants and service providers in addition to $75,000 paid in cash to investor relations providers.

We obtained funds to carry on our business from a private placement we conducted in July, 2003, which raised net proceeds of $1,235,752 through the issuance of 725,483 units comprising one common share and two common share purchase warrants.

On January 20, 2004, we closed a private placement for gross proceeds of $1,500,000 through the issuance of 3,000,000 units, each unit comprising one common share and one common share purchase warrant. The net proceeds of this private placement of approximately $1,272,760 after payment of commissions and legal costs will be used to fund our operations for the coming year. We expect that we have sufficient funds to operate until early fall, 2004 but we will have to raise additional funds from the market before we have any cash flow from operations. The approval process for our products in the United States and other jurisdictions is protracted and we believe will take several years. In addition, any acquisitions that we may plan or product development that is beyond the scope of what is described in our plan of operations below will require additional capital, which must be raised through the issuance of our securities.

By the end of the nine month period, on March 31, 2004, we had cash of $879,097.

Results of Operations

Because of the change of business undertaken by our company in May, 2003, it would not be meaningful to compare operations for the three or nine month periods ended March 31, 2004 to March 31, 2003. Instead, we present a plan of operations for our company for the twelve month period ending March 31, 2004.

Plan of Operations

Our primary objective over the twelve months ending March 31, 2005 will be to conduct further development and research on our proprietary technology - PluriX™ Bioreactor. In order to optimize the system, we will build new PluriX™ Bioreactors for laboratory use to examine all of its parts and their different functions. We will begin feasibility studies of ex vivo expanded stem cells on animals. In addition, we intend to identify proteins that are involved with stem cell regulators.

Concurrently, we will initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We intend to consult with an FDA advisor to assist us in determining our path in the process toward gaining FDA regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of $1,096,177 for the nine months ended March 31, 2004, compared to $31,793 for the nine months ended March 31, 2003. This negative cash flow is primarily attributable to the costs incurred in the acquisition of Pluristem, Ltd., the payment of employees and research costs. We anticipate that our operating expenses will increase as we intend to conduct trials and experiments with our technology and work toward its commercialization. We estimate our expenses in the twelve months ending March 31, 2005 will be approximately $2,327,500, generally falling in two major categories: research and development costs and business development and general and administrative expenses.

Research and Development Costs

For the twelve months ending March 31, 2005, we estimate that our research and development costs will be approximately $1,386,700. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

Business Development, General and Administrative Expenses

For the twelve months ending March 31, 2005, we estimate that our general and administrative expenses will be approximately $940,800. Aside from salaries, rent, telephone, utilities and other normal general expenses, these expenses will also include examining new business opportunities, public relations, investors relations, office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year end audit and legal fees for securities advice, directors liability insurance and cost of fundraising. We also are considering issuing shares of our common stock for certain services performed by consultants on behalf of our company.

We do not expect to generate any revenues in the twelve month period ending March 31, 2005. Our products will not be ready for sale for up to three years.

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

Research and Development

During the nine month period ended March 31, 2004, we continued our research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout the remainder of 2004, we will continue with these R&D activities.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the year ending June 30, 2004. Our latest equipment purchase was a FACS (Fluorescence Activated Cell Sorter) analysis machine and we have now built a customized incubator.

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

Going Concern

Our interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The interim financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $2,332,474 since inception through the period ended March 31, 2004.

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

Accounting of Technology Rights

See Note 2(b) of the Notes to the Financial Statements as to the accounting for stock based compensation adopted by us in respect of stock and stock options issued to our employees and consultants.

RISK FACTORS

Readers should refer to the risk factors referred to in our Form 10-KSB filed for the fiscal year ended June 30, 2003.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and chief financial officer. Based upon that evaluation, our company's chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

On February 12, 2004, we issued an aggregate of 1,000,000 common shares to Christopher Gilcher, Mike King, Vincent Michael, First Line Capital, Chani Ross and Mark Zegal as compensation for carrying out investor relations and/or research activities pursuant to agreements entered into between these individuals and our company. The common shares were issued in reliance upon Regulation S and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933. These common shares were authorized for issuance by a directors' consent resolution dated January 28, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 11, 2004, we held an annual general meeting of security holders. At this meeting Doron Shorrer, Dr. Irit Arbel, Meir Segev, Hava Meretzki and Robert Pico were re-elected as directors to hold office until the next annual general meeting. A total of 13,607,669 votes were cast in favor of the elected directors and 14,000 votes were abstained from voting. We also appointed Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent auditors to hold office until the close of the next annual general meeting. A total of 13,603,889 votes were cast in favor of our appointed independent auditors, 5,000 votes were cast against and 13,000 abstained from voting.

Item 5.  Other Information.

On March 11, 2004, we appointed Professor Tsvee Lapidot from the Weizmann Institute of Science, Israel, as a scientific advisor, specifically to analyze our Hematopoietic Stem Cell expansion technology in animal models.

On March 26, 2004, we entered into a Consulting Agreement with Yokim Asset Management for consulting services in consideration for US$75,000.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).
3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).
(10)	Material Contracts
10.1	Software Development Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed September 10, 2001).
10.2	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).
10.3

Form of Subscription Agreement between our company and those investors listed who participated in the private placement which closed on July 16, 2003 (incorporated by reference from our Registration Statement on Form SB-2 filed February 27, 2004).

10.4

Form of Registration Rights Agreement between our company and those investors listed who participated in the private placement which closed on January 15, 2004 (incorporated by reference from our Registration Statement on Form SB-2 filed February 27, 2004).

10.5

Form of Registration Rights Agreement between our company and those investors listed who participated in the private placement which closed on January 15, 2004 (incorporated by reference from our Registration Statement on Form SB-2 filed February 27, 2004).

10.6

Form of Investors Relations Agreements between our company and those individuals carrying out investor relations activities dated January 28, 2004 (incorporated by reference from our Registration Statement on Form SB-2 filed February 27, 2004).

10.7	Consulting Agreement between Pluristem Life Systems, Inc. and Yokim Asset Management Corp. dated March 26, 2004.
(21)	Subsidiaries of the small business issuer
Pluristem, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

On January 13, 2004, on Item 5, reporting the appointment of Mr. Shmuel Levi as our Chief Financial Officer.

On January 22, 2004, on Item 5, reporting the closing of a private placement for gross proceeds of $1,500,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PLURISTEM LIFE SYSTEMS, INC.
Date: May 24, 2004	/s/ Irit Arbel
Irit Arbel, President and CEO
(Principal Executive Officer)
Date: May 24, 2004	/s/ Shmuel Levi
Shmuel Levi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)