Form 10KSB
period 2004-06-30
PLURISTEM LIFE SYSTEMS INC
filed 2004-09-28
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended  June 30, 2004

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

26,858,483 common shares @ $0.17(1) = $4,565,942.10
(1) Average of bid and ask closing prices on July 29, 2004.

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

26,858,483 common shares issued and outstanding as of July 29, 2004.

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

Corporate History

We were incorporated in the State of Nevada under the name A.I. Software, Inc. on May 11, 2001 and commencing July 2001, we were engaged in software development. Our initial business plan at the time of our incorporation was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm, to develop for us the software algorithm program for an artificial intelligence software called "Randomix." A demonstration version of Randomix was completed by Empire Group in May of 2002. The software allowed a user to find a domain name for the user substantially similar to the domain name sought. We expected that there would be substantial demand for the software because many domain names quickly became unavailable in the dotcom (".com") internet domain. However, with the proliferation of other domain suffixes, (".org, .net, .ca", etc.) the need for Randomix was greatly diminished.

We were not successful in fully implementing our initial business plan in regards to our Randomix software. As a result, during March and April of 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our business.

On May 5, 2003, we entered into a License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell expansion technology. This technology, if fully developed and commercialized, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myeloma and a broad range of complicated diseases and disorders. Under this License Agreement, we agreed to pay $400,000 cash over time and we will pay royalties on our future sales and product or rights distribution transactions.

To enable us to conduct further research and development of the exclusive license for the stem cell expansion technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003 we purchased 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

On June 25, 2003, we changed our name from "A.I. Software, Inc." to "Pluristem Life Systems, Inc." The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the Non-NASDAQ Over the Counter Bulletin Board at the opening of trading on June 30, 2003 under our new stock symbol "PLRS".

Our Current Business

With the acquisition of Pluristem, Ltd., we aim to become a leader in expansion of stem cells outside of the human body. Stem cells are unspecialized cells that can renew themselves for long periods through cell division. Scientists have developed sufficient fundamental understanding to use stem cells for cell therapy and bone marrow transplants for the potential treatment of a broad range of complicated diseases. Cell therapy is the use of living cells in the treatment of medical disorders. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

We plan to specialize initially in the expansion of stem cells found in umbilical cord blood, using the technology platform we acquired under the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. We intend to improve this technology platform and develop it into a functional stem cell expansion system that will be used to produce expanded hematopoietic stem cells for use in bone marrow transplantation into patients. We have named this system the PluriX™ Bioreactor system.

Brief Introduction on Stem Cell Research and Cell Therapy

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

Cell therapy is the use of living cells in the treatment of medical disorders. Stem cells, progenitors and differentiated functional cells of various tissues are evolving as potential treatment modality for life threatening diseases and major clinical indications lacking effective cures. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

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

  Red cells that carry oxygen through our bodies (erythrocytes); and

  Platelets that help blood to clot.

Scientists have developed sufficient understanding to actually use hematopoietic stem cells for therapy, such as through the procedure of bone marrow transplant. Thus, this class of human stem cell holds the promise of being able to repair or replace cells or tissues that are damaged or destroyed by many of our most devastating diseases and disabilities. Furthermore, bone marrow transplants are ultimate treatments in many pathological disorders, including:

  Malignant blood system diseases, such as leukemia, lymphoma and myeloma,

  Diseases characterized by the lack of, or defective, production of bone marrow, such as aplastic anaemia,

  Severe combined immune deficiency,

  Non-hematopoietic malignancies (solid tumors), or bone marrow disorders, following chemotherapy and radiation, and

  Metabolic diseases or congenital hemoglobinopathies, such as thalassemia.

For stem cell transplants to succeed, the donated stem cells must repopulate and/or engraft the recipient's bone marrow, where they will provide a new source of essential blood and immune system cells. Within the hematopoietic cell system, only a special type of stem cells called pluripotent hematopoietic stem cells have extensive capacities to expand, differentiate and self-renew. Accordingly, pluripotent hematopoietic stem cells are exclusively required for repopulation and engraftment of donated stem cells following transplantation. In spite of the key role of pluripotent hematopoietic stem cells in maintaining the hematopoietic cell system, they appear in extremely low frequency in the bone marrow tissue. The current technology limitation on maintaining or expanding undifferentiated stem cells outside of human body is a major drawback to essential clinical applications of these cells. This current unavailability of technology to expand the number of stem cells outside of human body reflects the need for novel stem cell regulators. However, in spite of all the challenges involved in hematopoietic stem cell transplants, physicians are now trying, sometimes successfully, to assist in hematopoietic and immune system recovery following high-dose chemotherapy and/or radiation therapy treatment for malignant and non-malignant diseases such as leukemia and certain immune and genetic disorders.

Brief Introduction on Bone Marrow Transplants

Bone marrow transplantation is a relatively new medical procedure being used to treat diseases once thought incurable. Since its first successful use in 1968, bone marrow transplants have been used to treat patients diagnosed with leukemia, aplastic anaemia, lymphomas such as Hodgkin's disease, multiple myeloma, immune deficiency disorders and some solid tumors such as breast and ovarian cancer. The bone marrow transplant procedure generally involves three phases. In the first phase, lasting 5 to 14 days, the bone marrow recipient is prepared for the graft. Immunosuppressive and cytotoxic chemotherapy administered with or without irradiation are used to enable the recipient to accept the graft, to prevent graft rejection, and in cases of acute leukemia, to eliminate residual leukemia.

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

Research and clinical work in the field of bone marrow transplants is presently limited due to:

  The average number of active pluripotent hematopoietic stem cells in any given bone marrow is extremely low, less than 0.5% of total cells;

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

  The absence of a large-scale and sustainable model that enables the testing of the ability of hematopoietic stem cells to renew the hematopoietic cell system; and

  There are some clinical situations where autologus bone marrow after tumor purging provides insufficient numbers of hematopoietic stem cells for the bone marrow transplant.

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

  Use of umbilical cord blood is already approved by the Federal Drug Administration and does not require further clinical testing;

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

Our Core Technology - the PluriX™ Bioreactor System

For decades, scientists have attempted to "grow" stem cells outside of human body in culture to increase the number of stem cells for transplantation. The challenge of this undertaking lies in overcoming stem cells' predisposition to differentiate. Adult hematopoietic stem cells tend to produce other cells with limited repopulating properties when grown in culture rather than to replicate and regenerate additional stem cells. Current stem cell expansion techniques are complicated by the diverse mix of differentiated cells generated in stem cell cultures. Existing scientific methods considered in increasing the number of stem cells include culturing the stem cells on two-dimensional stromal layers and growing in the presence of cytokines. To the best of our knowledge, none of these existing methods to grow stem cells outside of patients' bodies are able to prevent differentiation of stem cells while promoting their proliferation.

Through the License Agreement we entered with the Weizmann Institute of Science and the Technion-Israel Institute of Technology, we acquired an exclusive license for an innovative stem cell expansion technology. This technology, if fully developed and commercialized, will offer novel solutions to expand hematopoietic stem cells taken from umbilical cord blood. We intend to improve this technology and develop it into a functional stem cell expansion system that we can sell or license to other research laboratories, umbilical cord blood banks, or clinics in the future. We have named this system the PluriX™ Bioreactor system.

The PluriX™ Bioreactor system is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce outside of the human body. The system recreates the environment, which exists in human bones, in which stem cells reproduce in nature. The stem cells are "tricked" into growing and reproducing in the PluriX™ Bioreactor in the same way they would in living bone, and because the size and scale of the PluriX™ Bioreactor can be much bigger than a human bone, the stem cell growth can be greatly expanded. We expect that the three dimensional PluriX™ Bioreactor system has the potential to bring about the expansion of umbilical cord blood hematopoietic stem cells to proportions that will be enough for a number of adult transplants, without promoting differentiation.

We are designing and developing the PluriX™ Bioreactor system to perform controlled expansion of hematopoietic stem cells for bone marrow transplants. The general idea is to cause self-renewal of early stage stem cells and prevent them from differentiating through use of the PluriX™ Bioreactor system. The PluriX™ Bioreactor system creates an artificial physiological environment in which hematopoietic stem cells can grow and reproduce. This system is in direct contrast to standard teflon bags or culture flasks, which cannot promote hematopoietic stem cells self-renewal and prevent their differentiation. In the PluriX™ Bioreactor system, hematopoietic stem cells are influenced by contact with the surrounding environment, made up of stromal cell cultures and substrates. Therefore, by keeping the hematopoietic stem cells in the closed environment of the PluriX™ Bioreactor system, the hematopoietic stem cells maintain their original form, which means that they can proliferate without differentiating.

We believe that the PluriX™ Bioreactor system, once fully developed, will enable the production of certain stem cells, such as umbilical cord blood hematopoietic stem cells, for which there might otherwise be insufficient quantities available for many transplants. Having access to a sufficient number of hematopoietic stem cells is essential to successful clinical outcomes. This is particularly the case with umbilical cord blood transplants. The limited quantities of available hematopoietic stem cells in umbilical cord blood and difficulties in expanding the starting volumes to therapeutic quantities have restricted the widespread practice of umbilical cord blood transplants. The PluriX™ Bioreactor system is designed to solve this dilemma by providing the capability to easily and cost-effectively expand umbilical cord blood hematopoietic stem cells to higher quantities for therapeutic treatments.

The PluriX™ Bioreactor system is comprised of several components, including (1) a reservoir, (2) gas mixture, (3) a gas filter, (4) an injection point, (5) a Plug Flow Bioreactor, (6) a flow monitor and a flow valve, (7) a separating container, (8) a container for medium exchange, (9) a peristaltic pump, (10) a sampling point, (11) a container for medium exchange and (12) an oxygen monitor. The PluriX™ Bioreactor system is designed to be operated with minimal operator activity by a medical or laboratory technician. Operation of the PluriX™ Bioreactor system is intended to be relatively simple, and therefore, a trained lab technician will be able to operate and monitor between 10 to 20 PluriX™ Bioreactor systems at any one time. In other words, one lab technician will operate 70 to 100 PluriX™ Bioreactor systems per year.

Primary Advantages of PluriX™ Bioreactor System

We believe our core technology, the PluriX™ Bioreactor system, once fully developed, will have the following advantages:

  Our PluriX™ Bioreactor system can be used to expand umbilical cord blood hematopoietic stem cells for use in adult transplants. With the assistance of our PluriX™ Bioreactor system, one portion of umbilical cord blood hematopoietic stem cells can be expanded to quantities enough for a number of transplants. This means that healthy autologus umbilical cord blood hematopoietic stem cells can be taken at the time of birth, expanded into mature hematopoietic stem cells and stored by a cell bank in the instance that it may be needed by that specific patient at a later date. This will eliminate the current practice of transplanting cancerous cells back into the patient.

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

  Our PluriX™ Bioreactor system can be used to produce a high number of hematopoietic stem cells, which will result in increased potential for faster, successful engraftment of stem cells in transplant patients.

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

Markets for Our Product and Services

There are presently between 40,000 to 50,000 bone marrow transplants performed annually worldwide. Approximately 18,000 of these bone marrow transplants are performed in the United States and approximately 25,000 are performed in Europe. We have not taken steps to determine the number of bone marrow transplants performed elsewhere. Of the 40,000 to 50,000 bone marrow transplants performed, only 5,000 are performed on babies and children. Furthermore, most of these 40,000 to 50,000 bone marrow transplants are allogeneic transplants, requiring patients to locate donors with compatible hematopoietic stem cells. Based on the fact that only one in three patients actually finds a compatible donor, we estimate that the number of potential bone marrow transplants should exceed 150,000 annually. Based on these statistics, we believe that the existing methods of transplanting human bone marrow have not been perfected and are far from reaching an ideal level of success.

Presently, the standard bone marrow transplant procedure costs approximately $170,000 per patient. This translates into approximately $5 billion annually that patients and their medical insurers around the world are spending currently for this procedure alone. In addition, to manage the risk of incompatibility between donor and patient stem cells, a separation procedure of the stem cells is frequently also performed at a cost of $70,000. We believe that 15% to 20%, or 15,000 to 20,000 of the patients require this stem cell separation procedure as well, adding a further $700 million to the current spending on bone marrow transplants in the United States. Combining these figures with similar expenditures in Europe and Asia, we estimate the current worldwide spending on bone marrow transplants to exceed $7 billion per year.

We estimate that there are hundreds of cord blood banks in the world, most of them located in the United States and Europe. In 2001, they collective cryo-preserved (frozen) and stored cord blood from some 34,000 to 36,000 donors and they project that the annual rate of growth of cord blood preserved will be over 15%. Due to the increased use of umbilical cord blood hematopoietic stem cells in bone marrow transplants, we expect that the number of cord blood banks will also grow significantly around the world. We also expect that, in developed countries, in the near future, umbilical cord blood may be drawn at the time of every birth and stored for later use. We believe that the stem cell expansion technology that we will make available through our PluriX™ Bioreactor system, together with proper marketing efforts, will increase the number of umbilical cord blood donors for personal use, i.e., parents storing the umbilical cord blood for their children's future, by more than doubling the existing growth rate. This will also provide a full base of hematopoietic stem cells donor opportunities to patients throughout the world. We project that the global market for the provision of stem cell expansion services can reach approximately $8 billion.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and processes we acquired under the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the License Agreement we have exclusive rights to the technology covered by International Application Published Under the Patent Cooperation Treaty publication number WO 00/46349 entitled "Method and Apparatus for Maintenance and expansion of hematopoietic stem cells and/or Progenitor Cells". This patent was filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number WO-00/46349 on August 10, 2000 for our core technology of the PluriX™ Bioreactor system. Our issued patent presents claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii) three-dimensional stromal cells based bioreactor. A patent was issued in South Africa in October, 2002, and is due to expire in approximately 2020. Patents were approved in Australia and New Zealand in July 2003 and are due to expire in approximately 2020. In addition, we and our exclusive licensors will file applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our technology and processes, including a number of U.S. patent applications and corresponding applications in other countries relating to various components of the PluriX™ Bioreactor system.

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

We rely on the license granted by Weizmann Institute of Science and Technion-Israel Institute of Technology and others for the patent rights related to our core technology, the PluriX™ Bioreactor system. If we breach the License Agreement or otherwise fail to comply with the License Agreements, or if the License Agreement expires or is otherwise terminated, we may lose our rights in such patents, which would have a material adverse affect on our business, financial condition and results of operations.

We applied for a U.S. Trademark on the word "PluriX" on June 22, 2003. The application has been reviewed by the assigned examining attorney of the U.S. Patent and Trademark office. No objections were lodged, although additional information was requested. We submitted a response on February 17, 2004.

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

Research and Development

Foundational Research

For the last five years, our Chief Technology Officer, Dr. Shai Meretzki, has made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed by Dr. Meretzki and his team in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID-NOD mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years. The technology resulting from this research is the subject of our License Agreement (see "Intellectual Property").

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell expansion technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization - During this stage, we are collecting stroma cells from donor bone marrow and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

Stem-cells/Stromal cells Co-Culture Development & Optimization - At this stage we intend to focus on the establishment of the PluriX™ Bioreactors containing high-density cell and pluripotent hematopoietic stem cells co-cultures; maintenance of common cells on high-density cell-coated carriers and testing of expanded stem cells outside a host body using mice without immune systems repopulating cells assay.

Characterization & Protein Analysis - At this stage we intend to focus on the analysis of activity in media conditioned by the high-density cell cultures in the PluriX™ Bioreactor systems; expansion standardization of pluripotent hematopoietic stem cells and hematopoietic progenitors in the PluriX™ Bioreactor system and comparison to expansion in standard stromal cell cultures and analysis of protein content expressed in PluriX™ cell cultures by two-dimensional electrophoresis.

Regulatory Approval - We intend to prepare and file with the Food and Drug Administration and other relevant health authorities an investigational new drug application to initiate human clinical trials designed to demonstrate the safety and efficacy of expanded stem cells from umbilical cord blood. All research and development activities will be carried out under the advice of a Food and Drug Administration advisor.

Employees

We presently have eight employees in Research & Development and five employees in management through our wholly owned subsidiary, Pluristem, Ltd.

Competition

The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology obsolete or non-competitive, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

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

We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Large Scale Biology Corporation, Advanced Cell Technology, Inc., BioTransplant Inc., and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support expansion of hematopoietic stem cells without promoting their differentiation.

Government Regulations and Supervision

Once fully developed, we intend to market our expanded hematopoietic stem cell products to doctors and their patients in the United States and in Europe. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology will be marketed. Specifically, in the United States, the Food and Drug Administration, among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

Regulatory Process in the United States

Regulatory approval of new biological products is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval.

We will be required to develop our expanded stem cell product into a GMP-compliant product to be sold for therapeutic applications. "GMP" is a standard set for pharmaceutical and bio-pharmaceutical production operations and facilities by the World Health Organization and other health regulatory authorities. Normally there is extreme caution in allowing matter to be transplanted into the human body, but the severity of the diseases our applications will treat may result in certain leniency from the Food and Drug Administration for terminally ill patients (see "Product Approval").

The Food and Drug Administration has developed requirements with respect to somatic cell therapy and gene cell therapy products and has issued documents concerning the regulation of cellular and tissue-based products. It requires regulatory approval for certain human cellular or tissue based products, including cells produced in the PluriX™ Bioreactor system, through a biologic license application.

In addition, the output of expanded human stem cells from our PluriX™ Bioreactor system is potentially subject to regulation as medical products under the Federal Food, Drug and Cosmetic Act, and as biological products under the Public Health Service Act. Different regulatory requirements may apply to our technology depending on how they are categorized by the Food and Drug Administration under these laws.

Furthermore, the Food and Drug Administration has published regulations which require registration of certain facilities, and is in the process of publishing regulations for the manufacture or manipulation of human cellular or tissue based products which may impact our future clinics.

Regardless of how our technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labelling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of our future products. Non-compliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

We are currently only in the developmental stage of our technology, PluriX™ Bioreactor system and the expanded hematopoietic stem cell product and have not begun the process of seeking regulatory approval from the Food and Drug Administration. Once our PluriX™ Bioreactor system and the expanded hematopoietic stem cell product are fully developed, we intend to consult with consultants and the Food and Drug Administration to assist us in determining our path in the process toward gaining regulatory approval. Obtaining regulatory approval of new biological products from the Food and Drug Administration is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the Food and Drug Administration.

Generally, in order to obtain an approval from the Food and Drug Administration of a new medical product, an applicant must submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing, preparation of necessary applications and processing of those applications by the Food and Drug Administration is expensive and may take several years to complete. There can be no assurance that the Food and Drug Administration will act favorably or in a timely manner in reviewing submitted applications, and an applicant may encounter significant difficulties or costs in its efforts to obtain Food and Drug Administration approvals, in turn, which could delay or preclude the applicant from marketing any products it may develop. The Food and Drug Administration may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which an applicant will have the exclusive right to exploit such technologies.

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an investigational new drug submission with the Food and Drug Administration prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the investigational device exemption or investigational new drug, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the Food and Drug Administration.

The product that we will develop, expanded hematopoietic stem cell product will be subject to the requirements of clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration prior to marketing and distribution.

In addition, we, and any contract manufacturer, will be required to be registered as a biologic product manufacturer with the Food and Drug Administration as part of the product approval process. The Food and Drug Administration will inspect us on a routine basis for compliance with the Food and Drug Administration's Quality System Regulations. The regulations of the Food and Drug Administration would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Food and Drug Administration prohibits a company from promoting an approved product for unapproved applications and reviews company labelling for accuracy.

Therefore, our expanded hematopoietic stem cell product will be regulated by the Food and Drug Administration as a licensed biologic, although there can be no assurance that the Food and Drug Administration will not choose to regulate these stem cells in a different manner. The Food and Drug Administration categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health." For products which may be regulated as biologics, the Food and Drug Administration requires: (i) preclinical laboratory and animal testing; (ii) submission to the Food and Drug Administration of an investigational new drug exemption which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the Food and Drug Administration of a biologic license application; and (v) review and approval of the biologic license application as well as inspections of the manufacturing facility by the Food and Drug Administration prior to commercial marketing of the product.

Generally, pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the Food and Drug Administration as part of the investigational new drug exemption. Following the submission of an investigational new drug exemption, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The Food and Drug Administration reviews both the clinical plans and the results of the trials and may request an applicant to discontinue the trials at any time if there are significant safety issues.

The results of the pre-clinical tests and clinical trials are submitted to the Food and Drug Administration in the form of a biologic license application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the Food and Drug Administration review period that may delay marketing approval. After the Food and Drug Administration approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The Food and Drug Administration requires that adverse effects be reported to the Food and Drug Administration and may also require post-marketing testing and surveillance to monitor for adverse effects, which can involve significant expense.

Under current requirements, facilities manufacturing biological products must also be licensed. To accomplish this, a biologic license application must be filed with the Food and Drug Administration. The biologic license application describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with regulations and procedures and the ability to consistently manufacture the product in the facility in accordance with the investigational new drug exemption. If the Food and Drug Administration finds the inspection unsatisfactory, it may decline to approve the biologic license application, resulting in a delay in production of products.

As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the Food and Drug Administration prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state.

Regulatory Process in Europe

If we successfully develop our expanded hematopoietic stem cell product and seek regulatory approval in Europe, we believe our expanded hematopoietic stem cell product may be regulated in Europe as a biological product, under the authority of the European Medicinal Evaluation Authority (EMEA) being implemented by European Union member countries. The application process for approval of our product will be similar to that undergone in the United States.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing and commercializing stem cell expansion technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing and commercializing stem cell expansion technology and must be considered in the development stage. We were incorporated on May 11, 2001 with a business plan to develop an artificial intelligence software called Randomix. We were not successful in implementing our original business plan in regard to our Randomix software and as a result we decided in April of 2003 to pursue initiatives in the biotechnology industry as an extension to our business. In May of 2003 we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for a stem cell expansion technology. In June of 2003, we acquired our wholly-owned subsidiary, Pluristem, Ltd., based in Israel to conduct further research and development of the exclusive stem cell expansion technology licensed to us.

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop and commercialise our stem cell expansion technology. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we had a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2004.

Our likelihood of profit depends on our ability to develop and commercialize our stem cell expansion technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our stem cell expansion technology successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing and commercializing a technology called the PluriX™ Bioreactor system and a product called expanded hematopoietic stem cells. The proposed function of our PluriX™ Bioreactor system is to allow researchers and physicians to expand hematopoietic stem cells outside of the human body without differentiation so they may use in bone marrow transplants and other methods of cell therapy. Our PluriX™ Bioreactor system and expanded hematopoietic stem cell product are in the development stage and we have not begun the regulatory approval process for our PluriX™ Bioreactor system. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, which will require significant additional research and development as well as substantial clinical trials.

If we encounter problems or delays in the research and development of our PluriX™ Bioreactor system and/or expanded hematopoietic stem cell product, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our PluriX™ Bioreactor system and expanded hematopoietic stem cell product are currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result. Our PluriX™ Bioreactor system may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We raised net proceeds of $1,235,752 in a private placement of our securities which closed in July of 2003 and net proceeds of $1,272,790 in another private placement of our securities which closed in January of 2004 to support the development and commercialization of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product. These funds are being expended to fund operations until early fall, 2004. Our ability to continue to develop and commercialise the PluriX™ Bioreactor system and expanded hematopoietic stem cell product is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialise our technology. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;
  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
  competing technological and market developments;
  our ability to establish additional collaborative relationships; and
  the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, our ability to commercialize our PluriX™ Bioreactor system and sell our hematopoietic stem cell product will be limited severely.

Once fully developed, we intend to market our PluriX™ Bioreactor system and expanded hematopoietic stem cell product primarily in the United States, Europe and Japan. We must obtain the approval of the Food and Drug Administration before commercialization of our technology may commence in the United States and approval of similar agencies in Europe before we may commence commercialization in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product or of the cells produced in the PluriX™ Bioreactor system, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology.

Furthermore, even if we obtain regulatory approval for our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approvals to commercialize our technology, we may encounter a lack of commercial acceptance of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, which would impair the profitability of our business.

Our research and development efforts are primarily directed toward obtaining regulatory approval to market the PluriX™ Bioreactor system and expanded hematopoietic stem cell product as an alternative to, or as an improvement for, the traditional bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our PluriX™ Bioreactor system and expanded hematopoietic stem cell product may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our PluriX™ Bioreactor system and expanded hematopoietic stem cell product will be adopted at a level that would allow us to operate profitably.

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

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our PluriX™ Bioreactor system and expanded hematopoietic stem cell product, our business will suffer.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our Chief Technology Officer, Dr. Shai Meretzki. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

Our success depends in large part on our ability to develop and protect our PluriX™ Bioreactor system technology. If our patents and proprietary right agreements do not provide sufficient protection for our PluriX™ Bioreactor system technology, our business and competitive position will suffer.

We rely on an exclusive, world-wide license relating to the production of human cells granted to us by the Weizmann Institute of Science and Technion-Israel Institute of Technology for certain of our patent rights. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the patents held by the Weizmann Institute of Science and Technion-Israel Institute of Technology. At the latest, the license will terminate when the patents underlying the license expire. The underlying patents will expire in approximately 2020. Also, the scope of the patents licensed to us may not be sufficiently broad to offer meaningful protection. In addition, the patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. Significantly, we do not as yet have patents in the United States or Europe or any other major market, although patents have been applied for.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements with our employees, consultants, suppliers and licensees. These agreements may be breached, and we might not have adequate remedies for any breach. If this were to occur, our business and competitive position would suffer.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop commercially viable technology without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our PluriX™ Bioreactor system in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our technology and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our PluriX™ Bioreactor system.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of the PluriX™ Bioreactor system and expanded hematopoietic stem cell product during research and development efforts, including future clinical trials, or after commercialization results in adverse affects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

Our principal research and development facilities are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

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

In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment.

Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 45 and 54 years old, depending upon the nature of their military service.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Item 2. Description of Property.

As of June 2003, we moved our principal offices to MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-4-850-1080. We lease our office space from MATAM Advanced Technology Park on a month to month basis and our monthly rental is $6,717. During the fiscal year ending June 30, 2004, we paid $80,600 for rent.

Item 3. Legal Proceedings.

We are not a party to any pending litigation and none is contemplated or threatened.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On December 19, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "A.I. Software, Inc." and under the symbol "AISF". On April 8, 2003, we effected a fourteen (14) for one (1) forward stock split. Accordingly, our symbol was changed to "ASOW". On June 30, 2003, we effected a name change to "Pluristem Life Systems, Inc." and our symbol was changed to "PLRS". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2003 and 2004. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
June 30, 2004	$0.75	$0.34
March 31, 2004	$1.12	$0.59
December 31, 2003	$1.24	$0.55
September 30, 2003	$1.88	$1.04
June 30, 2003	$2.29	$0.05
March 31, 2003	$0.42	$0.42

(1) Our common stock received approval for quotation on December 19, 2002. The first trade occurred January 21, 2003.

(2) On April 8, 2003, we effected a 14 for 1 forward split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On July 29, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.17.

As of July 29, 2004, there were143 holders of record of our common stock. As of such date, 26,858,483 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

All information relating to sales of unregistered securities in the fiscal year ended June 30, 2004 has been included in quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 4,100,000 shares of our common stock. As of August 29, 2004, there were 159,784 share of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan (equity compensation plan not approved by security holders)	3,883,820	0.76$	159,784
Equity compensation plan approved by security holders	Nil	Nil	Nil
Total	3,883,820	$0.76	159,784

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

Plan of Operations

Our primary objective over the twelve months ending June 30, 2005 will be to further develop the expanded hematopoietic stem cell product and process. We will perform the development of the production process performed in the PluriX Bioreactor. Methods for the preparation of the cord blood seed, its freezing and thawing, development of the stromal cells and establishment of a master cell bank and working cell bank will be performed in the first half. Following, bioprocess development, fill and finish and development of analytical methods will be performed. In parallel, we will set up a quality assurance plan and implement it. A documentation center and compliance procedures will be established. In parallel, we will execute pre-clinical studies to demonstrate the expanded hematopoietic stem cell product activity in repopulating mice bone marrow. Regulatory activities will start by crystallizing the regulatory strategy, preparing a pre-filing document and perform a pre-filing meeting with the Food and Drug Administration.

Concurrently, we will initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We will continue our cooperation with the Technion Institute of Technology in Israel regarding the Magneton grant received from the Israeli government. Within this grant we, together with the Technion researchers will further develop the PluriXTM bioreactor using biodegradable scaffold structure which imitates the human bone.

We intend to consult with an Food and Drug Administration consultants to assist us in determining the process toward gaining Food and Drug Administration regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of over $1.5 million for the year ended June 30, 2004. This negative cash flow is attributable to the costs incurred in raising funds and in our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the twelve months ending June 30, 2005 will be approximately $2,100,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the twelve months ending June 30, 2005, we estimate that our research and development costs will be approximately $1,400,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the twelve months ending June 30, 2005, we estimate that our general and administrative expenses will be approximately $700,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the 12-month period ending June 30, 2005. Our products will not be ready for sale for up to five years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within five years:

  Raise equity or debt financing or a combination of equity and debt financing of at least $12,000,000.
  Build new bioreactor prototypes for continued research and for testing its functionality in production operation conditions.
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
  Development of expanded hematopoietic stem cell product process and analytical methods.
  Studies to obtain an animal model. Trials will be conducted on SCID mice to examine the stem cell development and expansion process. "SCID mice" are mice without immune systems so that they can be used to simulate human immune systems.
  Crystallize the regulatory and medical strategy prior to meeting with the Food and Drug Administration.
  Prepare a pre-filing document and attend pre-filing meeting with the Food and Drug Administration.
  Establish relations with research centres and cord blood banks.

Research and Development

During the 12-month period ended June 30, 2004, we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2005, we will continue with the R&D activities referenced above.

Financial expenses (income)

In the year ended June 30, 2004 we have recorded a finance income of approximately $1 million from change in the fair value of liability allocated to warrants issued on January 20, 2004. According to EITF 00-19, we classify the warrants as liabilities according to their fair value as measured at each reporting period until exercised or expired. Changes in the fair value of the warrants will be reported as financial income or expense. As such, finance expense or income may be volatile in step with the changes in the market price of our shares, which impacts the computation of the fair value of the warrants using the Black-Scholes valuation model.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the year ended June 30, 2005.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended June 30, 2004, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Acquisition of technology rights

In the acquisition of stem cell expansion technology rights through the License Agreement, we considered whether these rights meet the criteria of an asset or should be expensed. As a result of the negative cash flows that have occurred and are expected to continue in the foreseeable future, the PluriX™ Bio-reactor System and License Agreement technology assets which we acquired in the 2003 fiscal year have been written off during the 2004 fiscal year.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $2,551,248 since inception through the year ended June 30, 2004.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in this Form 10-KSB.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated September 28, 2004

Consolidated Balance Sheets as at June 30, 2004 and June 30, 2003

Consolidated Statements of Operations for the years ended June 30, 2004 and June 30, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years ended June 30, 2004 and June 30, 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2004 and June 30, 2003

Notes to the Consolidated Financial Statements

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets	3-4
Consolidated Statements of Operations	5
Statements of changes in Stockholders' Equity (Deficiency)	6-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-27

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 33095, Israel	Phone: 972-4-8654000 Fax: 972-4-8654022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders Of

PLURISTEM LIFE SYSTEMS INC.
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

We have audited the accompanying consolidated balance sheet of Pluristem Life Systems Inc. (a development stage company) ("the Company") (formerly - A. I. Software Inc.), and its subsidiary as of June 30, 2004 and 2003 the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004 and for the period from May 11, 2001 (inception date) through June 30, 2004. These consolidate financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidate financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2004 and for the period from May 11, 2001 (inception date) through June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1c to the financial statements, the Company has not yet generated revenues from its operations and is dependent on external sources for financing its operations. These factors, among others discussed in Note 1c raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Kost Forer Baggay & Kasierer
Kost Forer Gabbay & Kasierer
A member of Ernst & Young Global

Haifa, Israel
September 28, 2004

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

		June 30,

	Note	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	$ 668,867	$ 507,337
Prepaid expenses		56,910	-
Other accounts receivable		15,332	10,281

Total current assets		741,109	517,618

LONG-TERM RESTRICTED LEASE DEPOSIT		20,959	19,837

SEVERANCE PAY FUND		31,575	-

PROPERTY AND EQUIPMENT, NET	4	226,449	123,252

KNOW-HOW, NET	5	-	333,887

DEFERRED ISSUANCE EXPENSES		357,106	-

Total assets		$ 1,377,198	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

		June 30,

	Note	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit		$ 23	$ 26
Current maturities to know-how licensors	5	100,000	-
Trade payables		112,875	123,409
Other accounts payable and accrued expenses	6	178,715	132,564

Total current liabilities		391,613	255,999

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	5	168,877	248,178
Liability in respect of warrants	8(f)	420,000	-
Accrued severance pay		39,698	-

		628,575	248,178

COMMITMENTS AND CONTINGENCIES	7

STOCKHOLDERS' EQUITY
Share capital:	8
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 26,858,483 shares		268	218
Additional paid-in capital		2,907,990	97,633
Receipt on account of shares		-	933,464
Deficit accumulated during the development stage		(2,551,248)	(540,898)

		357,010	490,417

		$1,377,198	$ 994,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. Dollars (except share and per share data)

		Year ended June 30,		Period from May 11, 2001 (inception) through June 30,

	Note	2004	2003	2004

Research and development costs		$ 1,223,561	$ 79,871	$ 1,357,432

General and administrative expenses		1,780,963	130,619	1,932,036

In-process research and development write-off	1b	-	246,470	246,470

		3,004,524	456,960	3,535,938

Financial expenses (income), net	9	(994,174)	6,035	(984,690)

Net loss		$ 2,010,350	$ 462,995	$ 2,551,248

Basic and diluted net loss per share		$ (0.083)	$(0.01)

Weighted average number of shares used
in computing basic and diluted net loss
per share:		24,341,271	37,357,568

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)
	Common Stock		Additional paid-in	Receipts on account	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	capital	of shares	Stage	(Deficiency)

Balance as of May 11, 2001
(date of incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock
July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock
on October 14, 2002, net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders fee and legal fees of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development		Total Shareholders'
	Shares	Amount	capital	of shares	stage		Equity

Balance as of July 1, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)		$ 490,417

Issuance of common stock on
July 16, 2003, net of
issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-		302,295
Issuance of common stock on
January 20, 2004	3,000,000	30	-	-	-		30
Issuance of warrants on January 20, 2004 for finder fee	-	-	192,000	-	-		192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-		800,000
Stock based compensation related to warrants granted to
consultant on December 31, 2003	-	-	357,618	-	-	-	357,618
Exercise of warrants on
April 19, 2004 (see Note 8f)	300,000	3	224,997	-	-		225,000
Loss for the year ended
June 30, 2004	-	-	-	-	(2,010,350)		(2,010,350)

Balance as of June 30, 2004	26,858,483	$ 268	$ 2,907,990	$ -	$ (2,551,248)		$ 357,010

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Year ended June 30,		Period from May 11, 2001 (inception) through June 30

	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,010,350)	$ (462,995)	$ (2,551,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,540	18,261	109,801
Impairment of Know-how	264,807	-	264,807
Deferred issuance costs amortization	62,104		62,104
Stock-based compensation to consultants	1,157,618	-	1,157,618
In-process research and development write-off	-	246,470	246,470
Know-how licensors - imputed interest	20,699	2,778	23,477
Increase in accounts receivable	(5,051)	(1,445)	(6,496)
Increase in prepaid expenses	(56,910)	-	(56,910)
Increase (decrease) in trade payables	(10,534)	114,002	103,468
Increase (decrease) in other accounts payable and accrued expenses	46,121	(304,309)	(247,894)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	54	(1,030)	(976)
Change in fair value of warrants	(1,079,970)	-	(1,079,970)
Accrued severance pay, net	8,123	-	8,123

Net cash used in operating activities	(1,511,749)	(388,268)	(1,964,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	31,899	31,899
Purchase of property and equipment	(125,657)	-	(125,657)
Investment in long-term restricted lease deposit	(1,176)	-	(1,176)
Purchase of Know-how	-	(100,000)	(100,000)

Net cash used in investing activities	(126,833)	(68,101)	(194,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	527,325	99,166	613,416
Issuance of units	1,272,790	-	1,272,790
Receipts on account of stocks	-	933,464	933,464
Short-term bank credit, net	(3)	-	(3)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of notes and loan payable to related parties	-	(69,885)	(69,885)

Net cash provided by financing activities	1,800,112	962,745	2,827,977

Increase in cash and cash equivalents	161,530	506,376	668,867
Cash and cash equivalents at the beginning of the period	507,337	961	-

Cash and cash equivalents at the end of the period	$ 668,867	$ 507,337	$ 668,867

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30,
	2004	2003	2004

Non-cash investing and financing information:
Unpaid know-how	$ -	$ 300,000	$ 300,000

Unamortized discount	$ -	$ 54,600	$ 54,600

Forgiveness of debt	$ -	$ 11,760	$ 11,760

Supplemental disclosure with respect to cash flows:
Cash paid for interest	$ -	$ 92	$ 92

(1) Acquisition of Pluristem Ltd.

Estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Year ended June 30, 2003

Working capital (excluding cash and cash equivalents)	$ (427,176)

Long-term restricted lease deposit	18,807
Property and equipment	130,000
In-process research and development write-off	246,470

$ (31,899)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:- GENERAL

a. Definitions:

The Company - Pluristem Life Systems Inc.

The Subsidiary - Pluristem Ltd.

b. The Company was incorporated on May 11, 2001 under the laws of Nevada in the United States of America under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc.

The Company was engaged in the development of artificial intelligence software through May 2003. The Company has not been successful in fully implementing its business plan and therefore, it was decided to concurrently pursue initiatives in the Biotech Industry as an extension to the existing activity (see Note 11).

On May 5, 2003 the Company entered into a license agreement with Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell expansion technology ("the Technology").

On June 10, 2003, the Company acquired all of the issued and outstanding shares of Pluristem Ltd. in consideration of $1,000. Pluristem Ltd. is engaged in the research and development of expansion of cord blood hematopoetic stem cells, which was in line with the Technology, the rights which the Company had purchased on May 1, 2003. The purchase price has been allocated to identifiable assets and liabilities of which an amount of $246,470 has been allocated to in-process research and development. The acquisition was accounted under the purchase method of accounting state that in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS" No. 141). The results of Pluristem's operations have been included in the consolidated financial statements since that date.

The amount of $246,470 that was assigned to in-process research and development activities was written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4").

c. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $2,551,248 through June 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:- GENERAL (continued)

c. (continued)

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d. Cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date acquired.

e. Long-term restricted lease deposit

Long-term restricted lease deposit with maturities of more than one year used to secure lease agreement is presented at cost. The deposit is in NIS (New Israeli Shekels) and bears an average annual interest of approximately 3.4%.

f. Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Laboratory equipment	10
Computers and peripheral equipment	33
Office furniture and equipment	6-15

g. Impairment of long-lived assets

The Company's long-lived assets and identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2004, due to the on-going losses and negative cash flows, the Company recognized an impairment of its Know-how in the amount of $264,807.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Know-how

The unpaid portion of the acquired know-how is included at present value discounted at the relevant interest rate according to Accounting Principle Board Opinion No. 21 - "Interest on Receivables and Payables" (APB No. 21). The Know-how was impaired in the year ended June 30, 2004.

i. Accounting for stock-based compensation:

The Company's Board of Directors has adopted an Employee Stock Option Plan. (See Note 8g). The Company has elected to follow Accounting Principles Board Statement No. 25 "Accounting for Stock Option Issued to Employees ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plan. Under APB 25, when the exercise price of an employee stock option is equivalent to or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method presented by SFAS No. 123.

The fair value for options granted in the year ended June 30, 2004 is amortized over their vesting period of two years and was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Expected volatility	92%
Risk-free interest rate	4.2%
Expected life of up to	10 years

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Year ended June 30,		Period from May 11, 2001 (inception through June 30)

	2004	2003	2004

Net loss available to Common stock- as reported	$2,010,350	$462,995	$2,551,248
Deduct - stock based employee
compensation - intrinsic value	-	-	-
Add - stock-based employee compensation - fair value	(109,885)	-	(109,885)

Pro forma net loss	$2,120,235	$462,995	$2,661,133

Earning per stock:
Basic and diluted net loss per stock as reported	$ (0.083)	$ (0.01)

Pro forma basic and diluted net loss per stock	$ (0.087)	$ (0.01)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

j. Research and Development costs

Research and development costs are charged to the Statement of Operations as incurred.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings Per Share." ("SFAS No. 128")

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 957,223 and 4,548,024 for the years ended June 30, 2003 and 2004.

l. Income taxes

The Company and its subsidiary accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

m. Concentration of credit risk

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, which are invested in major banks in Israel. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exits with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

n. Severance pay fund

The subsidiary's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance expenses for the year ended June 30, 2003 and June 30, 2004 amounted to approximately $4,000 and $36,000, respectively.

o. Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, short-term bank credit, trade payables and other accounts payable, approximate their fair value due to the short-term maturity of such instruments.

Long-term know-how liability is estimated by the discounting the future cash flow using current interest rates for liabilities of similar terms and maturities. The carrying amount of the long-term liability approximates its fair value. Liability in respect of the warrants issued is presented at fair value estimated using the Black-Scholes option pricing model.

p. Impact of recently issued accounting standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The adoption of this standard did not have an effect on the financial position or results of operations of the Company.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2003. As of June 30, 2004, The adoption of this standard did not have an effect on the financial position or results of operations of the Company

NOTE 3:- CASH AND CASH EQUIVALENTS

	June 30,

	2004	2003

In U.S. dollars	$ 647,425	$ 391,986
In New Israeli Shekels (NIS)	21,442	115,351

	$ 668,867	$ 507,337

The cash and cash equivalents mainly consist of short-term deposits bearing average annual interest of approximately 6.0% on Israeli currency. The U.S. dollar amount bear no interest.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	June 30,

	2004	2003

Cost:
Laboratory equipment	$ 231,364	$ 114,912
Computers and peripheral equipment	18,044	12,705
Office furniture and equipment	6,249	2,383

	255,657	130,000

Accumulated depreciation:
Laboratory equipment	22,482	5,050
Computers and peripheral equipment	6,038	1,577
Office furniture and equipment	688	121

	29,208	6,748

Depreciated cost	$ 226,449	$ 123,252

Depreciation expenses amounted to $22,163 and $7,043 for the years ended June 30, 2004 and June 30, 2003, respectively.

NOTE 5 - KNOW-HOW, NET

a. On May 1, 2003, the Company entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology and other individuals, including two stockholders of the Company (the "Licensor") to acquire a license of stem cell expansion technology related to bone marrow transplants. The Company received an exclusive, worldwide license to use the technology over the life of the related patent. The patent is currently in the application stage. The license grants exclusivity over all products, uses and related intellectual property, and grants the Company the right to enter into sub-licenses. According to the License Agreement, the Company is committed to pay the Licensor the aggregate amount of $400,000 of which $100,000 has been paid as of the balance sheet date and the remainder is to be paid under the following terms:

1. An additional $100,000 on the earlier of the date human testing starts or December 15, 2004;

2. The balance of $200,000 on the earlier of the date FDA approval is received for a product, or December 15, 2006.

b. A royalty of 5% of monthly gross sales, and a 12.5% royalty on any other payments received by the Company for one time payments, such as distribution or sub-license rights, is payable to the Licensor within 30 days and 7 days, respectively. The Company may also elect to pay 25% of all payments received under sub-licenses, in lieu of the 5% royalty on sales and the 12.5% royalty on lump sum payments.

c. The Company is responsible for any costs incurred for the enforcement of the patent and related intellectual property.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5 - KNOW-HOW, NET (continued)

d. The Licensor has the option to assign the patent to the Company in exchange for issuance by the Company of additional common shares to the Licensor. This option is only exercisable by the Licensor within 60 days of the date on which the aggregate market capitalization of the Company's share capital reaches $25 million or more. If the Licensor exercises this option, the Company will issue 5% of the Company's fully diluted and outstanding share capital on the date of exercise to the Licensor.
    Know-how, net

	June 30,

	2004	2003

Purchase of know-how	$ 400,000	$ 400,000
Imputed interest	(54,600)	(54,600)
Amortization	(80,593)	(11,513)
Impairment	(264,807)	-

	$ -	$ 333,887

f. Amortization

Amortization expenses amounted to $11,513 and $69,080 in the years ended June 30, 2003 and 2004, respectively.

g. Know-how licensors

	June 30,

	2004	2003

Due at December 15, 2004, without interest	$ 100,000	$ 100,000
Due at December 15, 2006, without interest	200,000	200,000
Less: unamortized discount based on interest rate of 7%	(31,123)	(51,822)

	268,877	248,178
Less - current maturities	100,000	-

	$ 168,877	$ 248,178

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 6:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,

	2004	2003

Accrued expenses	$ 105,117	$ 86,428
Employees and payroll accruals	73,598	46,136

	$ 178,715	$ 132,564

NOTE 7:- COMMITMENTS AND CONTINGENCIES

a. The subsidiary leases facilities under operating lease agreements, which expire on January 2005 with an option to renew for one additional year. The average monthly payment is NIS 30,000 (approximately $6,700) and is linked to the Israeli Consumer Price Index ("CPI").

In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $18,705.

Lease expenses amounted to $34,803 and $80,655 for the years ended June 30, 2003 and June 30, 2004, respectively.

b. The subsidiary leases a car under operating lease agreement, which expire in May 2007. The average monthly payment is NIS 3,379 (approximately $750) and is linked to the CPI. In order to secure this agreement, the subsidiary pledged a deposit with the bank in the amount of $2,254.

Lease expenses amounted to $0 and $750 for the years ended June 30, 2003 and June 30, 2004, respectively.

c. As to commitments in respect of know-how acquired - see Note 5.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:- SHARE CAPITAL

a. The Company's authorized common stock consists of 1,400,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol PLRS.OB.

b. On July 9, 2001, the Company issued 35,000,000 shares of common stock in consideration of $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 14,133,000 shares of common stock at a price of $0.007 per common share in consideration of $100,950 before offering costs of $17,359.

c. On March 19, 2003, two directors each returned 13,650,000 shares of common stock with a par value of $0.01 per share, for cancellation for no consideration.

d. On March 27, 2003 the Company's Board of Directors authorized a 14:1 split of the common stock. Accordingly, all references to number of shares, common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

e. In July 2003, the Company issued an aggregate of 725,483 units comprised of 725,483 common stock and 1,450,966 warrants to a group of investors, for total consideration of $1,235,752 (net of issuance costs of $70,110), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933,464) and the balance was paid in the year ended June 30, 2004.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:- SHARE CAPITAL (continued)

f. On January 20, 2004, the Company consummated a private equity placement with a group of investors (the "investors"). The Company issued 3,000,000 units in consideration for net proceeds of $1,272,790 (net of issuance costs of $227,210), each unit is comprised of 3,000,000 common stock and 3,000,000 warrants. Each warrant is exercisable into one common stock at a price of $0.75 per stock, and may be exercised until January 31, 2007. If the price of the common stock will be more than $1 within 10 consecutive trading days, then the Company may, by notice to the warrants' holders, reduce the expiry date of 1,500,000 warrants to 60 days from the day of notice. In case the Company fails to register the above-mentioned shares and the related shares resulting from the exercise of the warrants, it will be subject to penalties as detailed in the private placement agreement. On March 18, 2004, a registration statement on Form SB-2 has been declared affective and the above-mentioned common stocks have been registered for trading. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the investors in respect of the liquidated damages.

According to EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock", the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants will be reported in the statements of operations as financial income or expense.

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of June 30, 2004, the fair value of the liability in respect for the warrants issued was $420,000. The fair value as of June 30, 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.9%, expected dividend yield of 0%, expected volatility of 84%, and expected life of 2.75 years.

The change in the carrying amount of the liability in respect of the warrants in the period from the grant date until the balance sheet date amounts to $1,079,970 and was recognized in the statements of operations as financial income.

The Company is obligated to adjust the exercise price of the above mentioned warrants and to issue the investors additional shares if the Company enters into certain transactions, such as sale of its common stock to a third party on any date which is earlier than 180 days after the effective date of registration.

In addition, the Company issued 300,000 warrants to finders in connection with this private placement exercisable into 300,000 common shares at a price of $0.75 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192,000 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:- SHARE CAPITAL (continued)

g. Following the Board resolutions and authorizations from January 28, 2004, the Company issued on February 11, 2004, an aggregate amount of 1,000,000 common stock to a number of consultants and service providers as compensation for carrying out investor relations activities during the year 2004.

Total compensation, measured as the grant date fair market value of the stock, amounted to $800,000 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

h. Employee Stock Option Plan ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of June 30 2004, 610,954 common stock (including warrants) of the Company are still available for future grant under the terms of the Plan.

Each option granted under the Plan is exercisable over a period of two years from the date of grant of the option till expiration date of the Plan in the year 2013. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any options, which are canceled or forfeited before expiration, become available for future grants.

On December 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76. All options were granted with an exercise price that exceeded the quoted market price of the Company's stock on the date of grant. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.29 at date of grant. During the year ended June 30, 2004, 156,734 options were forfeited . As of June 30, 2004, 2,259,001 options are exercisable.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:- SHARE CAPITAL (continued)

i. Warrants issued to consultants:

In the framework of the stock option plan, the Company issued on December 30, 2003, warrants to two consultants, for carrying out investor relation's activities over a period of two years.

The Company's outstanding warrants to consultants as of June 30, 2004 are as follows:

Issuance date	Outstanding as of June 30,	Warrants exercisable as of June 30,	Exercise price per stock	Exercisable through

December 2003	250,000	145,833	$ 1.00	May 2013
December 2003	250,000	145,833	$ 1.25	May 2013
December 2003	169,189	126,892	$ 0.76	January 2013

	669,189	418,558

The options vest ratably over a period of three years ending 2006.

The Company accounted for its warrants to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $357,618 were recognized during the year ended June 30, 2004 in accordance with EITF 96-18.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9:- FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,		For the period from May 11, 2001 (date of incorporation) through June 30,

	2004	2003	2004

Foreign currency translation differences	$ 8,126	$ 3,487	$ 11,613
Interest on short-term bank credit	724	-	4,174
Interest accrued on know-how licences	20,699	2,778	23,477
Interest income on deposits	(5,857)	(230)	(6,087)
Deferred issuance expenses amortization	62,104	-	62,104
Change in fair value of warrants	(1,079,970)		(1,079,970)

	$ (994,174)	$ 6,035	$(984,690)

NOTE 10:- INCOME TAX

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In the year ended June 30, 2004 the main reconciling items from the statutory tax rate of the Company (35%) to the effective tax rate (0%) is carryforward tax losses and tax exempt financial income, for which a full valuation allowance was provided.

1. Net operating losses carryforwards

The Company has accumulated losses for tax purposes as of June 30, 2004 of approximately $1,135,000, which may be carried forward and offset against taxable income until 2024.

The subsidiary has accumulated losses for tax purposes as of June 30, 2004 in the amount of approximately $1,315,000 that may be carried forward and offset against taxable income in the future for an indefinite period.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 10:- INCOME TAX (continued)

Deferred Income taxes

As of June 30, 2004, the Company and its subsidiary have provided valuation allowances of approximately $1 million in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

NOTE 11:- SEGMENT INFORMATION

The Company and its subsidiary operated primarily in two business segments (see Note 1 for a brief description of the Company's business) and follow the requirements of Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In the periods prior to and subsequent to June 10, 2003 (acquisition date of the subsidiary) there was only one business segment. The operation of the intelligence software segment were idled in May 2003.

	Year ended June 30, 2003

	Stem cells Expansion *	Articial Intelligence Software	Total

Research and development costs	$ 55,371	$ 24,500	$ 79,871
General and administrative expenses	112,957	17,662	130,619
In-process research and development write off	246,470	-	246,470

	414,798	42,162	456,960
Financial expenses, net	3,458	2,577	6,035

Net loss	$418,256	$ 44,739	$462,995

* Relates to the activity of the subsidiary conducted from June 10, 2003.

All of the Company's assets (on a consolidated basis as of June 30, 2003) relate to the Stem Cell Expansion segment that was conducted in Israel. Virtually, all of the Artificial Intelligence Software activity was conducted in the United States. As such in the year ended June 30, 2004, the Company operated in one business segment.

Identifiable assets in the United States and in Israel as of June 30, 2003 were $723,457 and $271,137, respectively.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 12:- TRANSACTIONS AND BALANCES OF RELATED PARTIES

Balances with related parties

	June 30,
	2004	2003

Know-how licensors (included current maturities)	$ 268,877	$ 248,178

NOTE 13:- SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company's board of directors approved to modify the terms of 500,000 options granted to a consultant (of which 250,000 are with an exercise price of $1 and 250,000 with an exercise price of $1.25) to provide for a cashless exercise of the options. The board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4, vested immediately and with a cashless exercise feature.

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

On July 1, 2003, we engaged Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, formerly Kost Forer & Gabbay as our new principal independent accountants with the approval of our Board of Directors. Accordingly, we dismissed Lumer on July 1, 2003.

During the interim period from May 9, 2003 to July 1, 2003, there were no disagreements with Lumer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

In connection with the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through July 1, 2003, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal years ended June 30, 2002 and 2001 and the subsequent interim period through July 1, 2003 preceding the change in accountants, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 29, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dr. Menachem (Mendi) Ze'evi	Chief Executive Officer	57	July 11, 2004
Yossi Keret	Chief Financial Officer	38	May 30, 2004
Doron Shorrer	Chairman of the Board, Director	51	October 2, 2003
Meir Segev	Director	53	March 18, 2003
Hava Meretzki	Director	34	October 2, 2003
Robert Pico	Director	58	October 9, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Menachem (Mendi) Ze'evi

Dr. Ze'evi was appointed as our Chief Executive Officer on July 11, 2004. Dr. Ze'evi has a wealth of expertise in the management, growth, and development of biotechnology and pharmaceutical companies. From 2000 to 2003, Dr. Ze'evi acted as Chief Executive Officer of Polyheal Ltd., a biotechnology company specializing in wound healing and tissue regeneration. He was responsible for all aspects of business development, R&D, registration, production, quality assurance, quality control and clinical development. From 1987 to 1999, Dr. Ze'evi held the positions of Vice President of Process Development and Technology and Vice President of Operations Technical Support for InterPharm Laboratories, a subsidiary of the Swiss biotechnology company, Serono International S.A. (NASDAQ: SRA). As VP of Operations Technical Support, he managed a staff of twenty-five in operations, development and research. Dr. Ze'evi led his group who scaled up the production processes, performed process validation and supported the registration of files, optimized processes and analytical tests to decrease costs and increase yields.

Dr. Ze'evi holds a diploma in Business Administration from the Technion - Israel Institute of Technology, was a postdoctoral fellow the Rockefeller University in New York, holds a Ph.D. in Biochemistry from the Weizmann Institute of Science and an M.Sc. in Microbiology from Tel Aviv University. His research has been publicized worldwide and he holds 13 patents in the field of biotechnology.

Yossi Keret

Mr. Keret was appointed as our Chief Financial Officer on May 30, 2004. Before his appointment as our Chief Financial Officer, Mr. Keret acted as the Chief Financial Officer of M.L.L. Software and Computers Industries Ltd. (TASE:MLL) where he oversaw the company's three subsidiaries. Prior to his employment at M.L.L., he was the Chief Financial Officer of Internet-Zahav Group, Ltd. (NASDAQ:IGLD) the leading Israeli ISP with revenues in excess of $45 million, 900 employees and three subsidiaries. As the Chief Financial Officer of Top Image Systems Ltd. (NASDAQ:TISA), Mr. Keret directed all activities that led to a NASDAQ listing, formulated systems which increased sales growth 60% during his 5 year term and opened branches and subsidiaries in Europe and USA . He began his career at Kost Forer and Gabai Accountants - a member of E&Y International.

Mr. Keret holds a B.A. from Haifa University in Economics and Accounting, is a Certified Accountant in Israel and is working toward an MBA from Heriot-Watt University.

Doron Shorrer

Mr. Shorrer was appointed as a director on October 2, 2003. Mr. Shorrer, ISR (CPA) was Chairman of the Board of Phoenix Insurance Company, one of the largest insurance companies in Israel and Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to these positions, Mr. Shorrer held senior appointments that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of "Nechasim" of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.

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

Meir Segev

Meir Segev was appointed as a directors on March 18, 2003. Mr. Segev graduated from University of Haifa and received his Bachelor of Arts degree in political science in 1997. From 1997 to 2002, Mr. Segev served as the Headquarters Division Head of Shabak, the Israel Security Agency. He was primarily responsible for the management and strategic planning of resources and budget for the entire Headquarters Division of Shabak.

Hava Meretzki

Ms. Meretzki was appointed as a director on October 2, 2003. Ms. Meretzki, Adv. is a partner in the law firm of Ben-Noun Meretzki in Haifa, Israel. Ms. Meretzki specializes in civil, trade and labor law and is presently Vice-Chairman for the National Council of the Israel Bar Association. Ms. Meretzki previously was a director of the Israel Electric Company. Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991, and in 1992 was admitted to the Israel Bar Association.

Robert Pico

Mr. Pico was appointed as a director on October 9, 2003. Mr. Pico is presently Vice President of Business Development at TranSwitch Corporation (NASDAQ:TXCC). Mr. Pico leads all M&A activities and initialization of start-up companies through seed funding for companies that include: Teraop, Optix, IC41C, Onex (acquired by TXCC), SOSI (acquired by TXCC). Mr. Pico additionally invests on behalf of TranSwitch in companies that demonstrate significant growth opportunities including Accordian Networks. Mr. Pico performs all contract negotiations for TranSwitch when acquiring third party intellectual property such as VLSI cell libraries and semiconductor foundry service contracts from suppliers such as Texas Instruments (NYSE:TXN), TSMC in Taiwan and LSI Logic (NYSE:LSI). Mr. Pico has led the TranSwitch team consummating more than 10 acquisitions and formation of start-up companies spanning Israel, North America, Europe, and Asia. Mr. Pico is a Board member of several of these companies. Mr. Pico joined TranSwitch in 1988 and assisted in its public offering in 1995 on the NASDAQ Exchange.

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

Audit Committee and Audit Committee Financial Expert

On October 2, 2003, our Board of Directors created an audit committee, adopted an audit committee charter and appointed Meir Segev and Doron Shorrer as members of our Audit Committee. However, our Board of Directors has determined that we do not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. During the fiscal year 2004, the audit committee met a total of 6 times.

Other Committees of the Board

On October 2, 2003, our Board of Directors also created a compensation committee and a corporate governance committee. Our Board of Directors adopted a compensation committee charter and appointed Meir Segev, Doron Shorrer and Hava Meretzki as members of our compensation committee. Our Board of Directors also adopted a corporate governance committee charter and appointed Meir Segev, Doron Shorrer and Hava Meretzki as members of our corporate governance committee.

Family Relationships

Shai Meretzki and Hava Meretzki are husband and wife.

Involvement in Certain Legal Proceedings

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

Code of Ethics

Effective October 2, 2003, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), contractors, consultants and advisors.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Life Systems Inc. c/o Clark, Wilson, Suite 800 - 885 West Georgia Street, Vancouver, British Columbia, V6C 3H1.

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
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hava Meretzki	1(1)	1(1)	Nil
Harvey M. J. Lawson(4) Yossi Keret	1(2) 1 (1)	1(2)	Nil Nil
Shai Meretzki	1(2)	1(2)	Nil
Shmuel Levi(5)	1(2)	1(2)	Nil
Irit Arbel(6)	1(2)	1(2)	Nil
Hava Meretzki	1(2)	1(2)	Nil
Meir Segev	1(2)	1(2)	Nil
Robert Pico	1(2)	1(2)	Nil
Doron Shorrer	2(3)	2(3)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(3) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 and a late Form 4.

(4) Mr. Lawson was a director of our company from our inception on May 11, 2001. He was not re-elected as a director of our company at our last annual general meeting held on February 11, 2004.

(5) Mr. Levi was appointed as our Chief Financial Officer on December 17, 2003. He resigned as our Chief Financial Officer on May 17, 2004.

(6) Dr. Arbel was appointed as our Chief Executive Officer, President and director on May 30, 2003. She resigned as our Chief Executive Officer, President and director on June 10, 2004.

Item 10. Executive Compensation.

The following table summarizes, to the end of fiscal year ended June 30, 2004, the compensation of Dr. Irit Arbel, who served as our Chief Executive Officer and a director from May 30, 2003 to June 10, 2004, and Mr. Harvey M.J. Lawson, who served as our Chief Executive Officer from May 11, 2001 to May 30, 2003 and as a director from May 11, 2001 to February 11, 2004. No other officers or directors received annual compensation in excess of $100,000 during the most recently completed fiscal year and are considered to be named executive officers for the purposes of our executive compensation disclosure on this registration statement.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Dr. Irit Arbel Former Chief Executive Officer and Director	2004 2003	108,000 Nil	Nil Nil	Nil $20,000	563,962 Nil	Nil	Nil Nil	Nil Nil
Harvey Lawson Former Chief Executive Officer & Director	2003 2002	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth for Dr. Irit Arbel, who served as our Chief Executive Officer and a director from May 30, 2003 to June 10, 2004, certain information concerning the number of stock options granted in the fiscal year ended June 30, 2004.
Name	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date
Dr. Irit Arbel	563,962	15.47%	$0.76/share	January 1, 2013

AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND 2004 FISCAL YEAR END OPTION/VALUES

The following table sets forth for Dr. Irit Arbel, who served as our Chief Executive Officer and a director from May 30, 2003 to June 10, 2004, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of June 30, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Irit Arbel	Nil	Nil	407,228	156,734	Nil	Nil

REPRICING OF OPTIONS/SARS

We did not reprice any options awarded to any executive officers during fiscal year ended June 30, 2004.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

We have no long-term incentive plans, other than the Stock Option Plan described below.

STOCK OPTION PLAN

On November 25, 2003, we adopted our 2003 Stock Option Plan, under which options to purchase up to 4,100,000 shares of our common stock can be granted to our directors, officers, employees and consultants. We granted a total of 3,645,780 options on December 30, 2003 with various exercise prices and expiration dates, to directors, officers, employees and consultants. On June 10, 2004 the former chief executive officer left our company and 156,734 of her options expired and were returned to the option pool. As at June 30, 2004, there were 610,954 unallocated options remaining under the 2003 Stock Option Plan. On August 4, 2004 we granted an additional 451,170 options to the company's new chief financial officer.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings and on April 15, 2004, we approved of the following compensation for directors: annual compensation of $8,400 plus applicable taxes; meeting participation fees of $750 plus taxes; and for meeting participation by telephone, 50% of the regular meeting compensation. In fiscal 2004 we paid a total of $57,804 to directors as compensation.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this registration statement, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2004.

On December 30, 2003, we granted the following directors stock options to purchase shares of common stock.

Name	Number of Securities Underlying Options/SARs granted (#)	Exercise or base price ($/Sh)	Expiration Date
Harvey M.J. Lawson, Former Director(1)	56,396	$0.76/share	January 1, 2013
Meir Segev, Director	338,377	$0.76/share	May 1, 2013
Doron Shorrer, Director	451,170	$0.76/share	May 1, 2013
Hava Meretzki, Director	338,377	$0.76/share	May 1, 2013
Robert Pico, Director	169,189	$0.76/share	May 1, 2013

(1) Mr. Harvey M.J. Lawson served as a director from May 11, 2001 to February 11, 2004.

All of the stock options granted to the directors named above are granted pursuant to our 2003 Stock Option Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS

There are no written employment or consulting agreements between our company and any of our directors and executive officers, except an agreement with Yossi Keret dated May 29, 2004, under which Mr. Keret is paid 33,000 New Israeli Shekels per month (US$7290 at a conversion rate of 4.52645 NIS to the $US). We had unwritten agreements with Dr. Irit Arbel and Shmuel Levi whereby our compensation committee will decide on their annual gross salary. For the fiscal year ended June 30, 2004, Dr. Arbel's salary was $108,000 per annum and Shmuel Levi's salary was $49,000 per annum. On April 15, 2004, our compensation committee increased the salary of Dr. Irit Arbel to $10,000 per month. Dr. Arbel resigned as CEO on June 10, 2004, and Dr. Ze'evi Mendi was appointed in her place. Dr. Ze'evi's gross compensation is $15,000 per month.

Arrangements and plans to provide pension, retirement or similar benefits for directors or executive officers will be decided upon by the compensation committee. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of July 29, 2004, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	CEDE & Co. PO Box 20 Bowling Green Station New York, NY 10004	8,525,300	31.74%
Common Shares	Shai Meretzki 38 Raul Wallenberg Haifa, Israel	5,196,779 (2)	19.35%
Common Shares	Ankor LLC (3) Lichenstein 3, AP 15 Vienna A - 1090, Austria	1,834,000	6.83%
Common Shares	Doron Shorrer 33 Koreh Hadorot Street Jerusalem, Israel 93393	319,583 (4)	1.19%
Common Shares	Dr. Irit Arbel 6 Hadishon Street Jerusalem, Israel 96596	537,175 (5)	2.32%
Common Shares	Meir Segev Beit-Izhak, Israel 42920	249,683 (6)	0.93%
Common Shares	Hava Meretzki 38 Raul Wallenberg Haifa, Israel	239,683 (4)	0.89%
Common Shares	Robert Pico 3 Field Drive Woodbridge, Connecticut 06525	119,850 (4)	0.45%
Common Shares	Shmuel Levi 14 Hanita Street Nahariya L3, Israel 22385	394,779 (4)	1.47%
Common Shares	Directors and Officers (as a group)	7,057,532 (7)	26.28%

(1) Based on 26,858,483 shares of common stock issued and outstanding as of July 29, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 4,802,000 of which are registered under the name of A.R.Y. Holdings Ltd., which are owned and controlled by Dr. Shai Meretzki. 394,779 of which are options to purchase shares of common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(3) Ankor L.L.C. is owned and controlled by Dr. Alexander Korat.

(4) Representing options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(5) 407,228 of which are options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(6) 239,683 of which are options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(7) 2,115,532 of which are options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions.

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

Dr. Shai Meretzki is a signatory of the License Agreement as an inventor of the technology listed in the License Agreement. Dr. Meretzki is chief technology officer of Pluristem Ltd. and subsequently has become an affiliate of our company through his acquisition of our common stock.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
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

33
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

10.7 10.8

Consulting Agreement between Pluristem Life Systems, Inc. and Yokim Asset Management Corp. dated March 26, 2004. (Incorporated by reference from our Quarterly Report on Form 10-QSB filed May 25, 2004).

Employment Agreement between Pluristem Ltd. and Yossi Keret dated May 29, 2004.

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors
(21)	Subsidiaries of the small business issuer
Pluristem, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Menachem (Mendi) Ze'evi)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret
(32)	Section 1350 Certifications
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Menachem (Mendi) Ze'evi).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Yossi Keret.

Reports on Form 8-K

On May 17, 2004, on Item 5, reporting the resignation of Mr. Shmuel Levi and appointment of Mr. Yossi Keret as our Chief Financial Officer.

On June 10, 2004, on Item 5, reporting the resignation of Dr. Irit Arbel as our Chief Executive Officer, President and Director and the appointment of Dr. Menachem (Mendi) Ze'evi as our Chief Executive Director.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended June 30, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2003, December 31, 2003 and March 31, 2004 were $44,000. The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global for services rendered for our annual financial statements included in our Annual Report and for review of Quarterly Reports for the year ended June 30, 2003 was $40,000.

Tax Fees

For the fiscal year ended June 30, 2004, the aggregate fees billed for other services by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, not relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $5,000, and for the fiscal year ended June 30, 2003, Nil.

We do not use Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee before the services were rendered.

The audit committee has considered the nature and amount of fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Kost Forer Gabbay & Kasierer's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Menachem (Mendi) Ze'evi
Menachem (Mendi) Ze'evi, Chief Executive Officer
(Principal Executive Officer)
Date: September 28, 2004

By: /s/ Yossi Keret
Yossi Keret, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 28, 2004

By: /s/ Meir Segev
Meir Segev, Director
Date: September 28, 2004

By: /s/ Doron Shorrer
Doron Shorrer, Director
Date: September 28, 2004

By: /s/ Hava Meretzki
Hava Meretzki, Director
Date: September 28, 2004