Form 10QSB
period 2004-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2004-11-15
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,858,483 common shares issued and outstanding as of October 25, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders' Equity (Deficiency)	5-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-13

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS

In U.S. Dollars (except share data)
September 30,
2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$220,762
Prepaid expenses	68,692
Other accounts receivables	36,908

Total current assets	326,362

LONG-TERM RESTRICTED LEASE DEPOSIT	21,188

SEVERANCE PAY FUND	28,005

PROPERTY AND EQUIPMENT, NET	221,275

DEFERRED ISSUANCE EXPENSES	322,172

Total assets	$919,002

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS

In U.S. Dollars (except share data)

September 30,
2004

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$3,387
Current maturities know-how licensors	100,000
Trade payables	60,941
Accrued expenses	175,129
Other accounts payable	57,603

Total current liabilities	397,060

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	171,758
Liability in respect of warrants	210,000
Accrued severance pay	34,350

416,108

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 26,858,483 shares	268
Additional paid-in capital	2,963,888
Deficit accumulated during the development stage	(2,858,322)

105,834

$919,002

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

In U.S. Dollars (except share data)

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30,

	2004	2003	2004

	(Unaudited)

Research and development costs	$ 261,335	$243,294	$ 1,618,767

General and administrative expenses	213,349	73,557	2,145,385

In-process research and development write-off	-	-	246,470

	474,684	316,851	4,010,622

Financial expenses (income), net	(167,610)	5,608	(1,152,300)

Net loss	$ 307,074	$322,459	$2,858,322

Basic and diluted net loss per share	$(0.011)	$(0.015)

Weighted average number of shares used
in computing basic and diluted net loss
per share:	26,858,483	21,984,474

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

In U.S. Dollars (except shares data)
					Deficit
					Accumulated	Total
			Additional	Receipts	during the	Stockholders'
	Common Stock		paid-in	On account	Development	Equity
	Shares	Amount	Capital	of shares	Stage	(Deficiency)

Balance as of May 11, 2001 (date of incorporation)	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002,
net of Issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

In U.S. Dollars (except shares data)
					Deficit
					accumulated
			Additional	Receipts	During the		Total
	Common Stock		paid-in	on account	development		Shareholders'
	Shares	Amount	Capital	of shares	stage		Equity

Balance as of July 1, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)		$ 490,417

Issuance of common stock on July 16, 2003,
net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-		302,295
Issuance of common stock on January 20, 2004	3,000,000	30	-	-	-		30
Issuance of warrants on January 20, 2004 for finder fee	-	-	192,000	-	-		192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-		800,000
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	357,618	-	-	-	357,618
Exercise of warrants on
April 19, 2004	300,000	3	224,997	-	-		225,000
Loss for the year ended June 30, 2004	-	-	-	-	(2,010,350)		(2,010,350)

Balance as of June 30, 2004	26,858,483	$268	$2,907,990	$ -	$(2,551,248)		$ 357,010

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

In U.S. Dollars (except shares data)
					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders'
	Shares	Amount	capital	of shares	stage	Equity

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$ -	$(2,551,248)	$357,010

Stock-based compensation related to warrants
granted to consultants on December 31, 2003	-	-	55,898	-	-	55,898

Loss for the period ended September 30, 2004	-	-	-	-	(307,074)	(307,074)

Balance as of September 30, 2004 (unaudited)	26,858,483	$ 268	$2,963,888	$ -	$(2,858,322)	$105,834

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. Dollars
	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30

	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (307,074)	$(322,459)	$ (2,858,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,507	21,300	117,308
Impairment of know-how	-	-	264,807
Deferred issuance costs amortization	34,934	-	97,038
Stock-based compensation to consultants	17,148	-	1,174,766
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	2,881	4,234	26,358
Increase in accounts receivable	(21,576)	(1,247)	(28,072)
Decrease (increase) in prepaid expenses	26,968	-	(29,942)
Increase (decrease) in trade payables	(51,934)	30,692	51,534
Increase (decrease) in other accounts payable and accrued expenses	54,017	(36,737)	(193,877)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest of long-term restricted lease deposit	(229)	-	(1,205)
Change in fair value of warrants	(210,000)	-	(1,289,970)
Accrued severance pay, net	(1,778)	-	6,345

Net cash used in operating activities	(449,136)	(304,217)	(2,413,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(2,333)	(9,730)	(127,990)
Investment in long-term restricted lease deposit	-	-	(1,176)
Purchase of Know-how	-	-	(100,000)

Net cash used in investing activities	(2,333)	(9,730)	(197,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	302,295	613,416
Issuance of warrants	-	-	1,272,790
Receipts on account of stocks	-	-	933,464
Short-term bank credit, net	3,364	(26)	3,361
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of notes and loan payable to related parties	-	-	(69,885)

Net cash provided by financing activities	3,364	302,269	2,831,341

Increase (decrease) in cash and cash equivalents	(448,105)	(11,678)	220,762
Cash and cash equivalents at the beginning of the period	668,867	507,337	-

Cash and cash equivalents at the end of the period	$220,762	$495,659	$ 220,762

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30,

	2004	2003	2004

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$300,000

Forgiveness of debt	$ -	$ -	$ 11,760

(1) Acquisition of Pluristem Ltd.

Estimated fair value of assets acquired and
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash			$(427,176)
equivalents
Long-term restricted lease deposit			18,807
Property and equipment			130,000
In-process research and development write-off			246,470

			$(31,899)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 1:- GENERAL

a. Pluristem Life Systems Inc. (the Company"), a Nevada Corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the "subsidiary") that was incorporated under the laws of Israel, and began its activity in January 2004.

b. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to approximately $2,551,248 thousand through September 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c. The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2004 and for the three months then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2004 are applied consistently in these consolidated financial statements.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2004 and their accompanying notes.

b. Accounting for stock-based compensation

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

Pro forma information regarding the Company's net loss and net loss per stock as required by Financial Accounting Standards Board Statement No. 148 "Accounting for Stock Based Compensation - Transaction and Disclosure ("SFAS No. 148") that amended Financial Accounting Standards Board Statement No. 123 ("SFAS 123") has been determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

Dividend yield 0%

Volatility 92%

Average risk-free interest rate 4.2%

Expected life (in years) 10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Three months ended		Period from May 11, 2001 (Inception) through
	September 30,		September 30

	2004	2003	2004

Net loss available to Common stock - as reported	$ 307,074	$ 322,459	$ 2,858,322
Deduct - stock-based employee compensation - intrinsic value	-	-	-
Add - stock based employee compensation - fair value	174,588	-	284,473

Pro forma net loss	$ 481,662	$ 322,459	$ 3,142,792

Earning per stock:
Basic and diluted net loss per stock as reported	$ (0.011)	$ (0.015)

Basic and diluted pro forma net loss per stock	$ (0.018)	$ (0.015)

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. Dollars

NOTE 3:- CHANGES IN SHARE CAPITAL

Warrants issued to consultants:

In the framework of the stock option plan, the Company issued on December 30, 2003, 500,000 warrants to a consultant, for carrying out investor relation's activities over a period of two years ending December 31, 2004. On July 2004, the Company's board of directors approved to modify the terms of those 500,000 options (of which 250,000 are with an exercise price of $1 per stock and 250,000 with an exercise price of $1.25 per stock) to provide for a cashless exercise of the options. The board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4 per stock, vested immediately and with a cashless exercise feature.

The Company accounted for its warrants to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services". The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.12%, expected dividend yield of 0%, expected volatility of 98%, and a weighted-average contractual life of the warrants of approximately 9.5 years. Compensation expenses of $17,148 were recognized during the three month period ended September 30, 2004 in accordance with EITF 96-18 and additional $38,750 were recorded as prepaid expenses.

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

Plan of Operations

Our primary objective over the twelve months ending September 30, 2005 will be to further develop the expanded hematopoietic stem cell product and process. We will perform the development of the production process performed in the PluriX Bioreactor. Methods for the preparation of the cord blood seed, its freezing and thawing, development of the stromal cells and establishment of a master cell bank and working cell bank will be developed first. Following bioprocess development, fill and finish and development of analytical methods will be performed. In parallel, we will set up a quality assurance plan and implement it. A documentation center and compliance procedures will be established. In parallel, we will execute pre-clinical studies to demonstrate the expanded hematopoietic stem cell product activity in repopulating mice bone marrow. Regulatory activities will start by crystallizing the regulatory strategy, preparing a pre-filing document and perform a pre-filing meeting with the Food and Drug Administration.

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

We have not generated any revenues and our operating activities have used cash resources of over $449,136 for the three month period ended September 30, 2004. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the twelve months ending September 30, 2005 will be approximately $2,100,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the twelve months ending September 30, 2005, we estimate that our research and development costs will be approximately $1,400,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the twelve months ending September 30, 2005, we estimate that our general and administrative expenses will be approximately $700,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the twelve month period ending September 30, 2005. Our products will not be ready for sale for up to five years.

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

Research and Development

During the twelve month period ended June 30, 2004 and during the three month period ended September 30, 2004, we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2005, we will continue with the R&D activities referenced above.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the twelve month period ended September 30, 2005.

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

Acquisition of technology rights

In the acquisition of stem cell expansion technology rights through the License Agreement, we considered whether these rights meet the criteria of an asset or should be expensed. As a result of the negative cash flows that have occurred and are expected to continue in the foreseeable future, the PluriX™ Bio-reactor System and License Agreement technology assets which we acquired in the 2003 fiscal year were written off during the 2004 fiscal year.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $2,551,248 since inception through the year ended June 30, 2004 and an additional $307,074 through the three month period ending September 30, 2004.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on September 28, 2004.

RISK FACTORS

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

We raised net proceeds of $1,235,759 in a private placement of our securities which closed in July of 2003 and net proceeds of $1,272,790 in another private placement of our securities which closed in January of 2004 to support the development and commercialization of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product. These funds were being expended to fund operations until November, 2004. Our ability to continue to develop and commercialise the PluriX™ Bioreactor system and expanded hematopoietic stem cell product is dependent upon our ability to raise significant additional financing immediately and otherwise when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialise our technology. Our future capital requirements will depend upon many factors, including:

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 10, 2004 our Board of Directors appointed Dr. Menachem (Mendi) Ze'evi as a director of our company.

On October 17, 2004 Dr. Menachem (Mendi) Ze'evi resigned as our Chief Executive Officer and we appointed Dr. Shai Meretzki as our acting Chief Executive Officer.

Item 6. Exhibits.

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

10.8	Employment Agreement between Pluristem Ltd. and Yossi Keret dated May 29, 2004. (Incorporated by reference from our Annual Report on Form 10-KSB filed September 28, 2004).
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors
(21)	Subsidiaries of the small business issuer
Pluristem, Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Shai Meretzki
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Shai Meretzi
Shai Meretzki, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2004

By: /s/ Yossi Keret
Yossi Keret, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 15, 2004

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shai Meretzki, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pluristem Life Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2004

/s/ Shai Meretzki
Shai Meretzki
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Yossi Keret, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pluristem Life Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2004

/s/ Yossi Keret
Yossi Keret
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Shai Meretzki, Chief Executive Officer, and Yossi Keret, Chief Financial Officer of Pluristem Life Systems, Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-QSB of Pluristem Life Systems, Inc. for the quarterly period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Pluristem Life Systems, Inc.

By:
/s/ Shai Meretzki
Chief Executive Officer
Dated: November 15, 2004

By:
/s/ Yossi Keret
Chief Financial Officer
Dated: November 15, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Pluristem Life Systems, Inc. and will be retained by Pluristem Life Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.