Form 10QSB/A
period 2004-11-19
PLURISTEM LIFE SYSTEMS INC
filed 2004-11-19
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB /A

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

b. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to approximately $2,858,322 thousand through September 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

Date: November 19 , 2004

By: /s/ Yossi Keret
Yossi Keret, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 19 , 2004

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

Date: November 19 , 2004

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

Date: November 19 , 2004

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
Dated: November 19 , 2004

By:
/s/ Yossi Keret
Chief Financial Officer
Dated: November 19 , 2004

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