Form 10QSB
period 2004-12-31
PLURISTEM LIFE SYSTEMS INC
filed 2005-02-15
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,108,483 common shares issued and outstanding as of January 25, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Company in the Development Stage)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2004

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders' Equity (Deficiency)	5-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-14

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

December 31, 2004
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 265,409
Prepaid expenses	2,439
Other accounts receivables	24,807

Total current assets	292,655

LONG-TERM RESTRICTED LEASE DEPOSIT	22,204

SEVERANCE PAY FUND	17,560

PROPERTY AND EQUIPMENT, NET	240,533

DEFERRED ISSUANCE EXPENSES	287,238

Total assets	$ 860,190

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

December 31, 2004
(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$12,539
Current maturities know-how licensors	68,750
Trade payables	110,574
Accrued expenses	159,961
Other accounts payable	58,568

Total current liabilities	410,392

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	174,688
Liability in respect of warrants	150,000
Accrued severance pay	29,393

354,081

STOCKHOLDERS' EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 30,108,483 shares	301
Additional paid-in capital	3,355,619
Deficit accumulated during the development stage	(3,260,203)

95,717

$860,190

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Six Month Period Ended December 31,		Three Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2004	2003	2004	2003	2004

Research and development costs, net (*)	$411,305	$394,117	$149,970	$188,041	$1,768,737

General and administrative expenses (*)	478,857	279,836	265,508	169,061	2,410,893

In-process research and development Write-off	-	-	-	-	246,470

	890,162	673,953	415,478	357,102	4,426,100

Financial expenses (income), net	(181,207)	19,131	(13,597)	13,523	(1,165,897)

Net loss for the period	$708,955	$693,084	$401,881	$370,625	$3,260,203

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.02)

Weighted average number of shares
used in computing basic and diluted
Net loss per share:	27,423,700	22,495,398	27,953,592	22,558,483

(*) Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)
	Common Stock		Additional paid-in		Receipts On account	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital		of shares	Stage	(Deficiency)

Balance as of May 11, 2001 (date of incorporation)	-	$ -	$ -	$	$ -	$ -	$ -

Issuance of common stock July 9, 2001	35,000,000	350	2,150		-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150		-	-	2,500
Net loss for the year ended June 30, 2002	-	-	-		-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150		-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002, net of issuance expenses of $17,359	14,133,000	141	83,450		-	-	83,591
Forgiveness of debt	-	-	11,760		-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273		-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-		933,464	-	933,464
Net loss for the year ended June 30, 2003	-	-	-		-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633		$ 933,464	$ (540,898)	$ 490,417

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development		Total Shareholders'
	Shares	Amount	Capital	of shares	stage		Equity

Balance as of July 1, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)		$ 490,417

Issuance of common stock on July 16, 2003, net of issuance expenses of $70,110	725,483	7	1,235,752	(933,464)	-		302,295
Issuance of common stock on January 20, 2004	3,000,000	30	-	-	-		30
Issuance of warrants on January 20, 2004 for finder fee	-	-	192,000	-	-		192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-		800,000
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	357,618	-	-	-	357,618
Exercise of warrants on April 19, 2004	300,000	3	224,997	-	-		225,000
Net loss for the year ended June 30, 2004	-	-	-	-	(2,010,350)		(2,010,350)

Balance as of June 30, 2004	26,858,483	$ 268	$2,907,990	$ -	$ (2,551,248)		$ 357,010

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders'
	Shares	Amount	capital	of shares	stage	Equity

Balance as of July 1, 2004	26,858,483	$ 268	$2,907,990	$ -	$(2,551,248)	$ 357,010

Stock-based compensation related to warrants granted to consultants on September 30, 2004	-	-	151,570	-	-	151,570

Issuance of common stock and warrants on November 30, 2004 net of issuance costs of $28,908	3,250,000	333	296,059	-	-	296,092

Net loss for the period	-	-	-	-	(708,955)	(708,955)

Balance as of December 31, 2004 (unaudited)	30,108,483	$ 301	$3,355,619	$ -	$(3,260,203)	$ 95,717

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (708,955)	$(693,084)	$ (3,260,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,675	43,192	125,476
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	69,868	-	131,972
Stock-based compensation to consultants	151,570	-	1,309,188
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	5,811	15,082	29,288
Increase in accounts receivable	(9,475)	(18,346)	(15,971)
Decrease (increase) in prepaid expenses	54,471	-	(2,439)
Increase (decrease) in trade payables	(2,301)	(32,068)	101,167
Increase (decrease) in other accounts payable and accrued expenses	39,814	(7,156)	(208,080)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	(1,245)	(459)	(2,221)
Change in fair value of liability in respect of warrants	(270,000)	-	(1,349,970)
Accrued severance pay, net	3,710	2,555	11,833

Net cash used in operating activities	(651,057)	(690,284)	(2,615,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(29,759)	(24,530)	(155,416)
Investment in long-term restricted lease deposit	-	2,629	(1,176)
Purchase of know-how		-	(100,000)

Net cash used in investing activities	(29,759)	(21,901)	(224,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	296,092	302,295	909,508
Issuance of warrants	-	-	1,272,790
Receipts on account of stocks	-	-	933,464
Short-term bank credit, net	12,516	10,351	12,513
Repayment of know-how licensors	(31,250)	-	(31,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know - how licenses	-	-	(69,885)

Net cash provided by financing activities	277,358	312,646	3,105,335

Increase (decrease) in cash and cash equivalents	(403,458)	(399,539)	265,409
Cash and cash equivalents at the beginning of the period	668,867	507,337	-

Cash and cash equivalents at the end of the period	$265,409	$ 107,798	$265,409

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31,
	2004	2003	2004

Non-cash investing and financing information:
Unpaid know-how	$-	$300,000	$268,750

Forgiveness of debt	$ -	$11,760	$ 11,760

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired andR>
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash			$(427,176)
equivalents)
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

NOTE 1: - GENERAL

a. Pluristem Life Systems Inc. (the Company"), a Nevada Corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the "subsidiary") that was incorporated under the laws of Israel, and began its activity in January 2004.

b. The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to approximately $3,260,203 through December 31, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from this uncertainty, relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c. The accompanying unaudited interim consolidated financial statements have been prepared as of December 31, 2004 and for the six months and three months then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2004 are applied consistently in these consolidated financial statements.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2004 and their accompanying notes.

Certain amounts from prior years have been reclassified to conform to current period presentation.

b. Accounting for stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") in accounting for its employee stock option plan. Under APB 25, when the exercise price of the Company's stock options is less than the market price of the underlying stocks on the date of grant, compensation expense is recognized over the vesting period.

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

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Volatility	98%
Weighted average risk-free interest rate	4.2%
Expected life (in years)	10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:
	Six months ended December 31,		Three months ended December 31,		Period from May 11, 2001 (In (inception) through December 31,
	2004	2003	2004	2003	2004

Net loss available to Common stock - as Reported	$ 708,955	$ 693,084	$401,881	$ 370,625	$ 3,260,203
Deduct - stock-based employee compensation - intrinsic value	-	-	-	-	-
Add - stock based employee compensation- fair value	396,238	1,207	204,418	1,207	1,595,438

Pro forma net loss	$1,105,193	$ 694,291	$ 606,299	$ 371,832	$4,855,641

Basic and diluted net loss per stock as reported	$ (0.0 3)	$(0.03)	$(0.01)	$ (0.02)

Basic and diluted pro forma net loss per stock	$ (0.04)	$(0.03)	$(0.02)	$ (0.02)

c. Non-royalty-bearing grants

The Company receives non-royalty-bearing grants from the European Union Research and Development Program, and from the MOST and STRIMM consortiums, which are part of the Office of the Chief Scientist Magnet program. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and are recorded as a reduction of research and development costs.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Impact of recently issued accounting standards:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of cash flows. Generally the approach in statement 123(R) is similar to the approach described in statement 123. However, Statement 123(R) requires all shares-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later then period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt statement 123(R) on January 1,2006.

NOTE 3: - CHANGES IN SHARE CAPITAL

a. Warrants issued to consultants:

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

Compensation expenses of $153,546 were recognized during the six month period ended December 31, 2004 in respect of the warrants to this consultant.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: CHANGES IN SHARE CAPITAL (continued)

b. On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company's employees and directors from $0.76 to $0.3. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the reported period.

c. In October 2004 the Company Board of Directors approved a private placement agreement ("the Agreement") to issue up to 15,000,000 units. Each unit is comprised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $0.30 per stock, and may be exercised until November 30, 2006. The Agreement includes a finder's fee of a cash amount equal to 5% of the amount invested and issuance of warrants for number of shares equal to 5% of the number of shares that will be issued with an exercise price of $0.3 per stock exercisable until November 30, 2006.

In November 2004, the Company issued according to the Agreement 3,250,000 units comprised of 3,250,000 common stock and 3,250,000 warrants to a group of investors, for total consideration of $296,092 (net of cash issuance costs of $28,908), and additional 162,500 warrants to finders as finders' fee.

In January 2005 the Company issued according to the Agreement an additional 4,300,000 units for total consideration of $408,500 (net of cash issuance costs of $21,500), and additional 215,000 warrants were issued to finders as a finders' fee The investors have the right to purchase up to additional 7,450,000 units with the same terms of the Agreement until February 28, 2005.

d. On January 31, 2005 the Company issued 7,000,000 units under another private placement in consideration for $700,000. Each unit is comprised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock and may be exercised until November 30, 2006. The Company agreed to pay finders' fee in cash equal to 5% of the amount invested and to issue warrants for number of shares equal to 5% of the number of shares issued for this investor with an exercise price of $0.30 per stock exercisable until November 30, 2006.

NOTE 4: - GRANT RECEIVED FROM THE GOVERNMENT OF ISRAEL

The Company's subsidiary received funding as part of its participation in the Office of Chief Scientist Magnet program operated by Israel's Ministry of Industry and Trade. Through December 31, 2004, the subsidiary received grants in the amount of $54,267.

# # # # #

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

On June 25, 2003, we changed our name from "A.I. Software, Inc." to "Pluristem Life Systems, Inc." The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the NASD Inc.'s Over the Counter Bulletin Board at the opening of trading on June 30, 2003 under our new stock symbol "PLRS".

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

We applied for a U.S. Trademark on the word "PluriX" on June 22, 2003. The application has been reviewed by the assigned examining attorney of the U.S. Patent and Trademark office. No objections were lodged, although additional information was requested. We submitted various responses during 2004, and we await a final decision.

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

Employees

We presently have eight employees in Research & Development and four employees in management through our wholly owned subsidiary, Pluristem, Ltd.

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

Plan of Operations

Our primary objective over the twelve months ending December 31, 2005 will be to further develop the expanded hematopoietic stem cell product and process. We will perform the development of the production process performed in the PluriX Bioreactor. Methods for the preparation of the cord blood seed, its freezing and thawing, development of the stromal cells and establishment of a master cell bank and working cell bank will be developed first. Following bioprocess development, fill and finish and development of analytical methods will be performed. In parallel, we will set up a quality assurance plan and implement it. A documentation center and compliance procedures will be established. In parallel, we will execute pre-clinical studies to demonstrate the expanded hematopoietic stem cell product activity in repopulating mice bone marrow. Regulatory activities will start by crystallizing the regulatory strategy, preparing a pre-filing document and perform a pre-filing meeting with the Food and Drug Administration.

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

We intend to consult with Food and Drug Administration consultants to assist us in determining the process toward gaining Food and Drug Administration regulatory approval.

We have not generated any revenues and our operating activities have used cash resources of over $651,057 for the six month period ended December 31, 2004. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the twelve months ending December 31, 2005 will be approximately $1.8M, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the twelve months ending December 31, 2005, we estimate that our research and development costs will be approximately $900,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the twelve months ending December 31, 2005, we estimate that our general and administrative expenses will be approximately $900,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the twelve month period ending December 31, 2005. Our products will not be ready for sale for up to five years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within five years:

  Raise equity or debt financing or a combination of equity and debt financing of at least $10,000,000.
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

Liquidity and Capital Resource

On November 30, 2004, we issued 3,250,000 units to seven investors pursuant to a private placement offering at a price of $0.10 per unit for total gross proceeds of $325,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On January 7, 2005, we issued 1,000,000 units to one investor pursuant to a private placement offering at a price of $0.10 per unit for total gross proceeds of $100,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On January 26, 2005, we issued 3,300,000 units to eight investors pursuant to a private placement offering at a price of $0.10 per unit for total gross proceeds of $330,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

The above three unit issuances were part of a single private placement approved by the directors in October, 2004 of up to 15,000,000 units. The private placement terms also included the right of the investors to acquire an additional common share of our company for $0.10 for each unit acquired on the same terms until February 28, 2005. A finder's fee of 5% in cash and 5% in warrants is payable on all funds raised in this private placement.

On January 31, 2005, we issued 7,000,000 units to two investors pursuant to a separate private placement offering at a price of $0.10 per unit for total gross proceeds of $700,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006. A finder's fee of 5% in shares and 5% in warrants is payable.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2005, we will continue with the R&D activities referenced above.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the twelve month period ended December 31, 2005.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $2,551,248 since inception through the year ended June 30, 2004 and an additional $708,955 through the six month period ending December 31, 2004.

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

We raised net proceeds of $1,235,752 in a private placement of our securities which closed in July of 2003 and net proceeds of $1,272,790 in another private placement of our securities which closed in January of 2004 to support the development and commercialization of our PluriX™ Bioreactor system and expanded hematopoietic stem cell product. These funds were being expended to fund operations until December, 2004. In November 2004 through January 2005 we closed three tranches of a private placement with net proceeds of $717,250 (gross proceeds $755,000). On January 31, 2005, we closed another private placement for net proceeds of $660,000 (gross proceeds $700,000). A finder's fee of 5% in cash and 5% in warrants is payable on all funds raised in this private placement. Our ability to continue to develop and commercialise the PluriX™ Bioreactor system and expanded hematopoietic stem cell product is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialise our technology. Our future capital requirements will depend upon many factors, including:

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2004, we issued 3,250,000 units to seven investors pursuant to a private placement offering at a price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 until November 30, 2006. We issued these securities to six non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) and to one U.S. accredited investor relying on Regulation D of the Securities Act of 1933.

On January 7, 2005, we issued 1,000,000 units to one investor pursuant to a private placement offering at a price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 until November 30, 2006. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 26, 2005, we issued 3,300,000 units to eight investors pursuant to a private placement offering at a price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 until November 30, 2006. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 31, 2005, we issued 7,000,000 units to two investors pursuant to a private placement offering at a price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 until November 30, 2006. We issued these securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

35
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
10.9*

Form of Subscription Agreement entered into with Park Ridge Investments, Shaya Britz, Glenrock Israel Ltd., Bezalel Ziv Ron, Altshuler-Shaham Ltd., Rolfe Investments Ltd., Eshed Dash Ltd., Platinum Partners Fund, Dahav Financial Systems Ltd., Avinoam Rapaport, Yosef Solt, Ori Ackerman, Iris Nehoray, Elazar Nehoray, Ilana Nehoray and Osnat Nehoray

10.10*

Form of Investor Rights Agreement entered into with Park Ridge Investments, Shaya Britz, Glenrock Israel Ltd., Bezalel Ziv Ron, Altshuler-Shaham Ltd., Rolfe Investments Ltd., Eshed Dash Ltd., Platinum Partners Fund, Dahav Financial Systems Ltd., Avinoam Rapaport, Yosef Solt, Ori Ackerman, Iris Nehoray, Elazar Nehoray, Ilana Nehoray and Osnat Nehoray

10.11*	Form of Subscription Agreement entered into with Stonestreet Limited Partnership and Whalehaven Capital Fund Limited
10.12*	Form of Investor Rights Agreement entered into with Stonestreet Limited Partnership and Whalehaven Capital Fund Limited
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (Incorporated by reference from our Quarterly Report on Form 10-QSB filed November 15, 2004).
(21)	Subsidiaries of the small business issuer
Pluristem, Ltd., an Israel company.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Shai Meretzki
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Shai Meretzki
Shai Meretzki, Chief Executive Officer
(Principal Executive Officer)
Date: February 15, 2005

By: /s/ Yossi Keret
Yossi Keret, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 15, 2005