Form 10QSB
period 2005-03-31
PLURISTEM LIFE SYSTEMS INC
filed 2005-05-12
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  63,603,483 common shares issued and outstanding as of May 3, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

INSERT FINANCIAL STATEMENTS HERE

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders’ Equity (Deficiency)	5-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-14

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

March 31,
2005
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,354,299
Prepaid expenses	73,341
Other accounts receivables	55,124
Total current assets	2,482,764

LONG-TERM RESTRICTED LEASE DEPOSIT	27,591

SEVERANCE PAY FUND	20,749

PROPERTY AND EQUIPMENT, NET	237,047

DEFERRED ISSUANCE EXPENSES	444,862

Total assets	$3,213,013

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

March 31,
2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities know-how licensors	$18,750
Trade payables	46,090
Accrued expenses	182,445
Other accounts payable	106,612
Total current liabilities	353,897

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	178,169
Liability in respect of warrants	1,439,880
Accrued severance pay	35,003
1,653,052

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 63,603,483 shares	636
Additional paid-in capital	5,887,679
Deficit accumulated during the development stage	(4,682,251)
1,206,064

$3,213,013

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Nine Month Period Ended March 31,		Three Month Period Ended March 31,		Period From May 11, 2001 (Inception) Through March 31,
	2005	2004	2005	2004	2005

Research and development costs, net	$1,437,801	$519,606	$995,730	$174,515	$2,795,233

General and administrative expenses	725,492	1,291,396	277,401	962,534	2,657,528

In-process research and development Write-off	-	-	-	-	246,470

	2,163,293	1,811,002	1,273,131	1,137,049	5,699,231

Financial expenses (income), net	(32,290)	(19,426)	148,918	(38,555)	(1,016,980)

Net loss for the period	$2,131,003	$1,791,576	$1,422,049	$1,098,494	$4,682,251

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.03)	$(0.04)

Weighted average number of shares
used in computing basic and diluted
Net loss per share:	33,066,731	23,508,820	44,603,594	25,580,705

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)

					Deficit
					Accumulated	Total
			Additional	Receipts	during the	Stockholders’
	Common Stock		paid-in	On account	Development	Equity
	Shares	Amount	Capital	of shares	Stage	(Deficiency)

Balance as of May 11, 2001 (date of incorporation)	-	$-	$-	$-	$-	$-

Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Net loss	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-	933,464	-	933,464
Net loss	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$218	$97,633	$933,464	$(540,898)	$490,417

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					accumulated
			Additional	Receipts	During the		Total
	Common Stock		paid-in	on account	development		Shareholders’
	Shares	Amount	Capital	of shares	stage		Equity

Balance as of July 1, 2003	21,833,000	$218	$97,633	$933,464	$(540,898)		$490,417

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70,110	725,483	7	1,235,752	(933,464)	-		302,295
Issuance of common stock on January 20, 2004	3,000,000	30	-	-	-		30
Issuance of warrants on January 20, 2004 for finder fee	-	-	192,000	-	-		192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-		800,000
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	357,618	-	-	-	357,618
Exercise of warrants on
April 19, 2004	300,000	3	224,997	-	-		225,000
Net loss	-	-	-	-	(2,010,350)		(2,010,350)

Balance as of June 30, 2004	26,858,483	$268	$2,907,990	$-	$(2,551,248)		$357,010

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)
					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders’
	Shares	Amount	capital	of shares	stage	Equity

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$-	$(2,551,248)	$357,010

Stock-based compensation related to warrants granted to consultants on September 30, 2004	-	-	151,570	-	-	151,570

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $29,133	3,250,000	333	296,059	-	-	296,092

Issuance of common stock and warrants on January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	-	425,025

Issuance of common stock and warrants on January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70		-	-	70

Issuance of common stock and warrants on February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50		-	-	50

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	-	144,000

Issuance of common stock and warrants on March 3, 2005 related to the January 24, 2005 Agreementnet of issuance costs of $24,000	12,000,000	120	1,175,880	-	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-	-

Issuance of common stock and warrants on March 3, 2005 related to the October 2004 Agreement net of issuance costs of $3,750	750,000	8	71,242	-	-	71,250

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998			20,000

Net loss for the period	-	-	-	-	(2,131,003)	(2,131,003)

Balance as of March 31, 2005	63,603,483	$636	$5,887,679	$-	$(4,682,251)	$1,206,064

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,131,003)	$(1,791,576)	$(4,682,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,001	66,796	134,802
Capital gain	(12,954)		(12,954)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	119,244	-	181,348
Stock-based compensation to consultants and employees	151,570	290,022	1,309,188
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	9,292	17,867	32,769
Salary grant in shares and warrants	696,000		696,000
Increase in accounts receivable	(19,792)	(37,703)	(26,288)
Decrease (increase) in prepaid expenses	(16,431)	283,430	(73,341)
Increase (decrease) in trade payables	(66,785)	108,672	36,683
Increase (decrease) in other accounts payable and accrued expenses	110,342	6,426	(137,552)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	(1,205)	337	(2,181)
Change in fair value of liability in respect of warrants	(180,000)	(42,760)	(1,259,970)
Accrued severance pay, net	6,131	2,312	14,254
Net cash used in operating activities	(1,310,590)	(1,096,177)	(3,274,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(47,701)	(109,658)	(173,358)
Payment from property and equipment	25,056	-	25,056
Payment from long-term restricted lease deposit	19,851	-	19,851
Investment in long-term restricted lease deposit	(25,278)	1,078	(26,454)
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(28,072)	(108,580)	(223,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	3,105,367	302,325	3,718,783
Issuance of warrants	-	1,272,760	1,272,790
Receipts on account of stocks	-	-	933,464
Short-term bank credit, net	(23)	1,432	(26)
Repayment of know-how licensors	(81,250)	-	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know – how licenses	-	-	(69,885)
Net cash provided by financing activities	3,024,094	1,576,517	5,852,071

Increase (decrease) in cash and cash equivalents	1,685,432	371,760	2,354,299
Cash and cash equivalents at the beginning of the period	668,867	507,337	-
Cash and cash equivalents at the end of the period	$2,354,299	$879,097	$2,354,299

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2005	2004	2005

Non-cash investing and financing information:
Unpaid know-how	$ -	$-	$218,750

Forgiveness of debt	$ -	$-	$11,760

Issuance of stock to finders and employees	$ 696,018	$-	$696,018

Issuance of shares	$ 20,000	$-	$20,000

(1) Acquisition of Pluristem Ltd.

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

a.

Pluristem Life Systems Inc. (the Company”), a Nevada Corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the “subsidiary”) that was incorporated under the laws of Israel, and began its activity in January 2004.

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to approximately $4,682,251 through March 31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from this uncertainty, relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2005 and for the nine months and three months then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2004 are applied consistently in these consolidated financial statements.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2004 and their accompanying notes.

Certain amounts from prior years have been reclassified to conform to current period presentation.

b.	Accounting for stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”) in accounting for its employee stock option plan. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying stocks on the date of grant, compensation expense is recognized over the vesting period.

Pro forma information regarding the Company’s net loss and net loss per stock as required by Financial Accounting Standards Board Statement No. 148 “Accounting for Stock Based Compensation – Transaction and Disclosure (“SFAS No. 148”) that amended Financial Accounting Standards Board Statement No. 123 (“SFAS 123”) has been determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Volatility	98%
Weighted average risk-free interest rate	4.2%
Expected life (in years)	10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Nine months ended		Three months ended		Period from May 11, 2001 (inception) through
	March 31,		March 31,		March 31
	2005	2004	2005	2004	2005

Net loss available to Common stock – as Reported	$2,131,003	$1,791,576	$ 1,422,049	$ 1,098,494	$ 4,682,251
Deduct – stock-based employee compensation – intrinsic value	-	-	-	-	-
Add - stock based employee compensation – fair value	$522,151	444,183	132,036	222,665	1,759,781

Pro forma net loss	$2,653,154	$2,235,759	$ 1,554,085	$ 1,321,159	$ 6,442,032

Basic and diluted net loss per stock as reported	$(0.06)	$(0.08)	$ (0.03)	$ (0.04)

Basic and diluted pro forma net loss per stock	$(0.08)	$(0.10)	$ (0.03)	$ (0.05)

c.	Non-royalty-bearing grants

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

d.	Impact of recently issued accounting standards:

On December 16, 2004, the Financial Accounting Standards Board (FASB)issued FASB Statement No. 123 (revised 2004) (“123 (R)”), “Share-Based Payment”, which in revision of FASB Statement No. 123, “Acounting For Stock- Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB statement 123 (R) is similar  to the approach describe in statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value .Pro forma discloser is no longer an alternative.  Statement 123 (R) must be adopted no later than July 1, 2005. Early adoption will be permitted    in periods in which financial statements have not yet been issued. The company except to adopt statement 123 (R) on January 2006.

Statement 123(R), permits public companies to adopt its requirements using one of two methods:

•

A “Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of statements 123 (R) for all awards granted to employees prior to the effective date of statements 123 (R) that remains unvested on the effective date.

•

A “Modified retrospective”  method which includes the requirements of the modified prospective method describe above but also permits entities to restate based on the amounts previously recognized under statements 123 for purpose of Pro forma discloser either (a) all periods presented or (b) prior interim periods of the year of adoption

The Company plans to adopt statement No. 123 (R) using the modified prospective method.

The Company is unable to estimate the future impact that Statement 123R will have on its financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company dose not expected the adoption of SAB 107 will have a material impact on it financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FASB Statement No. 143 refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005 The Company dose not expected that the adoption of FIN 47 will have a material impact on it financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on its financial position or results of operations.

NOTE 3: -	CHANGES IN SHARE CAPITAL
	a.	Warrants issued to consultant:

In the framework of the stock option plan, the Company issued on December 30, 2003, 500,000 warrants to a consultant, for carrying out investor relation’s activities over a period of two years ending December 31, 2004. On July 2004, the Company’s board of directors approved to modify the terms of those 500,000 warrants (of which 250,000 are with an exercise price of $1 per stock and 250,000 with an exercise price of $1.25 per stock) to provide for a cashless exercise of the warrants. The board of directors also resolved that the warrants’ exercise price will be reduced to $0.4 and that the warrants will be fully vested.

In addition, it was resolved to grant the consultant additional 500,000 warrants with an exercise price of $0.4 per stock, vested immediately and with a cashless exercise feature.

The Company accounted for its warrants to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.12%, expected dividend yield of 0%, expected volatility of 98%, and a weighted-average contractual life of the warrants of approximately 9.5 years.

Compensation expenses of $151,570 were recognized during the nine month period ended March 31, 2005 in respect of the warrants to this consultant.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -	CHANGES IN SHARE CAPITAL (continued)

b.

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. according to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the reported period.

c.

In October 2004 the Company commenced a private placement offering (“the October 2004 Agreement”) accordingly to which it issued 8,500,000 units. Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $0.30 per stock, subject to certain adjustments, and may be exercised until November 30, 2006. The units were issued as follows:

In November 2004, the Company issued according to the October 2004 Agreement 3,250,000 units comprised of 3,250,000 common stock and 3,250,000 warrants to a group of investors, for total consideration of $296,092 (net of cash issuance costs of $28,908), and additional 120,000 warrants to finders as finders’ fee.

In January 2005 the Company issued according to the October 2004 Agreement an additional 4,300,000 units for total consideration of $425,250 (net of cash issuance costs of $4,975), and additional 90,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued according to the October 2004 Agreement an additional 750,000 units for total consideration of $71,500 (net of cash issuance costs of $3,500), and additional 35,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued, according to the October 2004 Agreement 200,000 common shares and 200,000 share purchase warrants to one Investor for total consideration of $20,000 which were paid to the Company in May 2005.

d.

On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 12,000,000 units under another private placement in consideration for $1,176,000 (net of cash issuance costs of $24,000). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock and may be exercised until November 30, 2006. Under this agreement the Company issued to finders 1,845,000 shares and 475,000 warrants with exercise price of $2.5 per stock exercisable until November 2007.

e.          On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors (the "Investors") according to which it issued 12,000,000 units in consideration for net proceeds of $1,137,000 (net of issuance costs of $63,000). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one common stock at a price of $0.30 per stock, and may be exercised until November 30, 2006. If the Registration Statement covering the Registrable Securities is not filed as contemplated by 70 days and if the Registration Statement covering the Registrable Securities is not effective until August 31, 2005, The Company will pay the Investor 2% of the purchase price for each 30 day period beyond the applicable date until the filing or the registration is completed. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60,000) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (600,000) with an exercise price of $0.1 per stock, subject to certain adjustments, exercisable until November 30, 2006.

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

As of March 31, 2005, the Company allocated the gross amount received of $1.2 million to the par value of the shares issued ($120) and to the liability in respect of the warrants issued ($1,199,880). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of March 31, 2005, the fair value of the liability in respect for the warrants issued was $1,199,880.

The fair value of the warrants issued to the finders in the amount of $144,000 was recorded as deferred issuance expenses.

The fair value as of March 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.22%, expected dividend yield of 0%, expected volatility of 103%, and expected life of 1.79 years.

As of March 31, 2005 the fair value of the warrants issued to the Investor is higher than the liability allocated to the warrants. As such no income or loss was recognized.

f.            On March 23, 2005, we issued 2,400,000 shares of our common stock and 2,400,000 common stock purchase warrants as a bonus to our chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for our patent application number 09/890,401. Each warrant is exercisable until November 30, 2006 into one common share at a price of $0.30 per share. Salary expenses of $696,000 were recognized during the nine month period ended March 31, 2005 in respect of this bonus.

NOTE 4: -	GRANT RECEIVED FROM THE GOVERNMENT OF ISRAEL

The Company’s subsidiary received funding as part of its participation in the Office of Chief Scientist Magnet program operated by Israel's Ministry of Industry and Trade. Through March 31, 2005, the subsidiary received grants in the amount of $94,753.

NOTE 5: -	RECLASSIFICATION

Certain financial data for prior periods has been reclassified to conform with current period financial statement presentation.

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

Corporate History

We were incorporated in the State of Nevada under the name A.I. Software, Inc. on May 11, 2001 and commencing July 2001, we were engaged in software development. Our initial business plan at the time of our incorporation was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm, to develop for us the software algorithm program for an artificial intelligence software called "Randomix." We were not successful in fully implementing our initial business plan in regards to our Randomix software. As a result, during March and April of 2003, our board of directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our business.

On May 5, 2003, we entered into a License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell expansion technology. This technology, if fully developed and commercialized, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders. Under this License Agreement, we agreed to pay $400,000 cash over time and we will pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the License Agreement has an option to assign all of their patent rights in the License Agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

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

Our Current Business

With the acquisition of Pluristem, Ltd., we aim to become a leader in expansion of hematopoietic stem cells outside of the human body. Stem cells are unspecialized cells that can renew themselves for long periods through cell division. Scientists have developed sufficient fundamental understanding to use stem cells for cell therapy and bone marrow transplants for the potential treatment of a broad range of complicated diseases. Cell therapy is the use of living cells in the treatment of medical disorders. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

We plan to specialize initially in the expansion of hematopoietic stem cells found in umbilical cord blood, using the technology platform we acquired under the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. We intend to improve this technology platform and develop it into a functional stem cell expansion system that we can sell or license to other research laboratories, umbilical cord blood banks, or clinics in the future. We have named this system the PluriX™ Bioreactor system.

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

Even though we have the capability to work with embryonic stem cells, we have chosen to concentrate our efforts on hematopoietic stem cells. Hematopoietic stem cells can be found in every adult's bone marrow, which is the spongy tissue found in the cavities of our bones. Hematopoietic stem cells are the precursors of the various types of blood cells in the human body. These cells include:

•	White cells that fight infections and inflammations (leukocytes) and form the basis of the immune system (lymphocytes);
•	Red cells that carry oxygen through our bodies (erythrocytes); and

•	Platelets that help blood to clot.

Scientists have developed sufficient understanding to actually use hematopoietic stem cells for therapy, such as through the procedure of bone marrow transplant. Thus, this class of human stem cell holds the promise of being able to repair or replace cells or tissues that are damaged or destroyed by many of our most devastating diseases and disabilities. Furthermore, bone marrow transplants are ultimate treatments in many pathological disorders, including:

•	Malignant blood system diseases, such as leukemia, lymphoma and myaloma,
•	Diseases characterized by the lack of, or defective, production of bone marrow, such as aplastic anemia,
•	Severe combined immune deficiency,
•	Non-hematopoietic malignancies (solid tumors), or bone marrow disorders, following chemotherapy and radiation, and
•	Metabolic diseases or congenital hemoglobinopathies, such as thalessemia.

For stem cell transplants to succeed, the donated stem cells must repopulate and/or engraft the recipient's bone marrow, where they will provide a new source of essential blood and immune system cells. Within the hematopoietic cell system, only a special type of stem cells called pluripotent hematopoietic stem cells have extensive capacities to expand, differentiate and self-renew. Accordingly, pluripotent hematopoietic stem cells are exclusively required for repopulation and engraftment of donated stem cells following transplantation. In spite of the key role of pluripotent hematopoietic stem cells in maintaining the hematopoietic cell system, they appear in extremely low frequency in the bone marrow tissue. The current technology limitation on maintaining or expanding undifferentiated stem cells outside of the human body is a major drawback to essential clinical applications of these cells. This current unavailability of technology to expand the number of stem cells outside of the human body reflects the need for novel stem cell regulators. However, in spite of all the challenges involved in hematopoietic stem cell transplants, physicians are now trying, sometimes successfully, to assist in hematopoietic and immune system recovery following high-dose chemotherapy and/or radiation therapy treatment for malignant and non-malignant diseases such as leukemia and certain immune and genetic disorders.

Brief Introduction on Bone Marrow Transplants

Bone marrow transplantation is a relatively new medical procedure being used to treat diseases once thought incurable. Since its first successful use in 1968, bone marrow transplants have been used to treat patients diagnosed with leukemia, aplastic anemia, lymphomas such as Hodgkin's disease, multiple myeloma, immune deficiency disorders and some solid tumors such as breast and ovarian cancer. The bone marrow transplant procedure generally involves three phases. In the first phase, lasting 5 to 14 days, the bone marrow recipient is prepared for the graft. Immunosuppressive and cytotoxic chemotherapy administered with or without irradiation are used to enable the recipient to accept the graft, to prevent graft rejection, and in cases of acute leukemia, to eliminate residual leukemia.

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

Research and clinical work in the field of bone marrow transplants is presently limited due to:

•	The average number of active pluripotent hematopoietic stem cells in any given bone marrow is extremely low, less than 0.5% of total mononuclear cells;
•	The difficulties of the human body to accept bone marrow transplants from donors, and the ensuing damaging reactions;
•	The patient is quite prone to infections following radiation and/or chemotherapy treatments, and may have been infected even prior to the transplant;
•	Sorting of healthy cells from cancerous cells has not proven 100% successful;
•	The great complications in storing and enriching these cells in the absence of in vitro differentiation;
•	The absence of a large-scale and sustainable model that enables the testing of the ability of hematopoietic stem cells to renew the hematopoietic cell system; and
•	There are some clinical situations where autologus bone marrow after tumor purging provides insufficient numbers of hematopoietic stem cells for the bone marrow transplant.

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

One of the major efforts in developing hematopoietic stem cell technologies has been to identify new and better sources for stem cells. The majority of transplantable hematopoietic stem cells in adults currently come primarily from peripheral blood or adult donor bone marrow. Another important and attainable source of transplantable and lasting hematopoietic stem cells is from umbilical cord blood. Such blood is drawn from the umbilical cord after birth, but before the discharge of the placenta, giving way to the following advantages:

•	The standard procedure at birth is that umbilical cord blood is discarded with the placenta. No morbidity is involved, making this option free of ethical controversy.
•	Collection of umbilical cord blood is simple and non-invasive both to the mother and the baby;
•	Use of umbilical cord blood is already approved by the Federal Drug Administration and does not require further clinical testing;
•

The hematopoietic stem cells drawn from umbilical cord blood can differentiate into primary hematopoietic precursors and create hematopoietic clones in cultures better than those hematopoietic stem cells taken from adult bone marrow;

•	Umbilical cord blood has lower levels of contamination with common viral pathogens, such as Cytomegalovirus, and is more tolerant of alloantigens; and

•	Umbilical cord blood hematopoietic stem cells have high tolerance levels, giving way to lower graft-versus-host diseases.

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, owing to the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to date to transplants in babies and children weighing less than 45 kg. Moreover, there are no existing hematopoietic stem cell expansion technologies for umbilical cord blood that can increase to the best of our knowledge the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

In summary, transplants of hematopoietic stem cells derived from umbilical cord blood are a novel alternative to conventional bone marrow transplants and have several unique advantages, in spite of their present quantitative limitations. Umbilical cord blood lends itself to sorting and storing in cord blood banks and transplant clinics, leading to the ability to build data bases of expanded umbilical cord blood for national and worldwide access and use, making search of bone marrow transplant donors easily facilitated and making autologus bone marrow transplants in adults potentially feasible. We believe that the advantages in use of umbilical cord blood hematopoietic stem cells, combined with our platform technology have the potential to change the ways bone marrow transplants are conducted in the future.

Our Core Technology – the PluriX™ Bioreactor System

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

The PluriX™ Bioreactor system is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce outside of the human body. The system recreates the environment which exists in human bones, in which stem cells reproduce in nature. The stem cells are “tricked” into growing and reproducing in the PluriX™ Bioreactor in the same way they would in living bone, and because the size and scale of the PluriX™ Bioreactor can be much bigger than a human bone, the stem cell growth can be greatly expanded. We expect that the three dimensional PluriX™ Bioreactor system has the potential to bring about the expansion of umbilical cord blood hematopoietic stem cells to proportions that will be enough for a number of adult transplants, without promoting differentiation.

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

•

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

•

Our PluriX™ Bioreactor system can be used for allogenic expansion, i.e. to expand the hematopoietic stem cells from donors other than the patient himself. Allogenic stem cells can also be expanded for use as a transplant source for adults in the instances that enough stem cells are not attainable from a particular donor.

•

Our PluriX™ Bioreactor system can also be used for autologus proliferation, i.e. to expand the hematopoietic stem cells taken from the transplant patients themselves. Contrary to any existing available technologies known to us, our PluriX™ Bioreactor system will allow the use of autologus bone marrow transplantation in the case that healthy cells are not clearly attainable from the patient.

•

Our PluriX™ Bioreactor system can be used to produce a high number of hematopoietic stem cells, which will result in increased potential for faster, successful engraftment of stem cells in transplant patients.

•

By making the option of expanding hematopoietic stem cells taken from transplant patients themselves available, we believe that costs related to donor searches for bone marrow transplants will be reduced significantly;

•	We believe that our PluriX™ Bioreactor system may produce by-products that will speed up the recovery time of transplant patients, thereby reducing the number of hospitalization days needed.

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

We estimate that there are between 50 to 100 cord blood banks in the world, most of them located in the United States. In 2001, they collective cryo-preserved (frozen) and stored cord blood from some 34,000 to 36,000 donors and they project that the annual rate of growth of cord blood preserved will be over 15%. Due to the increased use of umbilical cord blood hematopoietic stem cells in bone marrow transplants, we expect that the number of cord blood banks will also grow significantly around the world. We also expect that, in developed countries, in the near future, umbilical cord blood may be drawn at the time of every birth and stored for later use. We believe that the stem cell expansion technology that we will make available through our PluriX™ Bioreactor system, together with proper marketing efforts, will increase the number of umbilical cord blood donors for personal use, i.e., parents storing the umbilical cord blood for their children's future, by increasing the existing growth rate. This will also provide a full base of hematopoietic stem cells donor opportunities to patients throughout the world. We project that the global market for the provision of stem cell expansion services can reach approximately $8 billion.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and processes we acquired under the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the License Agreement we have exclusive rights to the technology covered under a patent application entitled "Method and Apparatus for Maintenance and Expansion of Hematopoietic Stem Cells and/or Progenitor Cells" filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent applications have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 4, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Expansion of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor.” This patent allowance provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell expansion without differentiation. Our other issued patent presents claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii) three dimensional stromal cells based bioreactor. A patent was issued in South Africa in October 2002, and is due to expire in approximately 2020. Patents were approved in Australia and New Zealand in July 2003 and are due to

expire in approximately 2020. In addition, we and our exclusive licensors plan to file applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our technology and processes, including a number of U.S. patent applications and corresponding applications in other countries relating to various components of the PluriX™ Bioreactor system.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It has not been, but is now our intended policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also will commence to require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Pluristem, Ltd. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

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

Research and Development

Foundational Research

For the last five years, our chief executive officer, Dr. Shai Meretzki, has made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed by Dr. Meretzki and his team in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID-NOD mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years. The technology resulting from this research is the subject of our License Agreement (see “Intellectual Property”).

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell expansion technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stromal Culture Optimization – During this stage, we are collecting stromal cells from donor bone marrow and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Regulatory Approval - We intend to prepare and file with the Food and Drug Administration and other relevant health authorities an Investigational New Drug or an Investigational Device Exemption application to initiate human clinical trials designed to demonstrate the safety, efficacy and clinical benefits of selectively expanded stem cell populations from umbilical cord blood. All research and development activities will be carried out under the advice of a Food and Drug Administration advisor.

Employees

We presently have eleven employees in Research & Development and five employees in management through our wholly owned subsidiary, Pluristem, Ltd.

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

We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Advanced Cell Technology, Inc., BioTransplant Inc., and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support expansion of hematopoietic stem cells without promoting their differentiation in cytokines free conditions.

Government Regulations and Supervision

Once fully developed, we intend to market our technology, the PluriX™ Bioreactor system, to research laboratories, clinics and umbilical blood banks primarily in the United States and in Europe. Accordingly, we believe our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and other countries in which our technology will be marketed. Specifically, in the United States, the Food and Drug Administration, among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

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

We may develop our PluriX™ Bioreactor system into a GMP-compliant cell culture system for production of human cells outside of the human body to be sold for therapeutic applications. “GMP” is a standard set for laboratories by the World Health Organization and other health regulatory authorities. Therefore, to a certain degree, the manner in which the Food and Drug Administration will regulate our PluriX™ Bioreactor system is uncertain. While normally there is extreme caution in allowing matter to be transplanted into the human body, the severity of the diseases our applications will treat may result in certain leniency from the Food and Drug Administration for terminally ill patients (see “Product Approval”).

We understand that the Food and Drug Administration is still in the process of developing its requirements with respect to somatic cell therapy and gene cell therapy products and has issued draft documents concerning the regulation of cellular and tissue-based products. If the Food and Drug Administration adopts the regulatory approach set forth in the draft document, the Food and Drug Administration will require regulatory approval for certain human cellular or tissue based products, including cells produced in the PluriX™ Bioreactor system, through a biologic license application.

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

Furthermore, the Food and Drug Administration has published regulations which require registration of certain facilities, which may include our future clinics, and is in the process of publishing regulations for the manufacture or manipulation of human cellular or tissue based products which may impact our future clinics.

Regardless of how our technology is regulated, the Federal Food, Drug, and Cosmetic Act and other Federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, reporting, advertising and promotion of our future products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

We are currently only in the developmental stage of our technology, PluriX™ Bioreactor system and have not begun the process of seeking regulatory approval from the Food and Drug Administration. Once our PluriX™ Bioreactor system is fully developed, we intend to consult with a Food and Drug Administration advisor to assist us in determining our path in the process toward gaining regulatory approval from the Food and Drug Administration. Obtaining regulatory approval of new medical devices and biological products from the Food and Drug Administration is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the Food and Drug Administration.

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

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the Food and Drug Administration prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the Food and Drug Administration.

The Food and Drug Administration categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, Quality System Regulation, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-"substantially equivalent" devices), require clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration prior to marketing and distribution.

Because the technology represented by our PluriX™ Bioreactor system has never before been marketed, we believe that our PluriX™ Bioreactor system, if successfully developed, will be classified as Class III medical devices and be subject to the requirements of clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration prior to marketing and distribution.

In addition, we, and any contract manufacturer, may be required to be registered as a medical device manufacturer with the Food and Drug Administration. These manufacturers will be inspected on a routine basis by the Food and Drug Administration for compliance with the Food and Drug Administration's Quality System Regulations. The regulations of the Food and Drug Administration would require that we, and any contract manufacturer, design, manufacture and service products and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control and service activities. The Medical Device Reporting regulation requires that we provide information to the Food and Drug Administration on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. In addition, the Food and Drug Administration prohibits a company from promoting an approved device for unapproved applications and reviews company labeling for accuracy.

Also, if we are able to successfully develop our PluriX™ Bioreactor system, we believe that the stem cells produced in the PluriX™ Bioreactor system may be regulated by the Food and Drug Administration as a licensed biologic, although there can be no assurance that the Food and Drug Administration will not choose to regulate these stem cells in a different manner. The Food and Drug Administration categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health." For products which may be regulated as biologics, the Food and Drug Administration requires: (i) preclinical laboratory and animal testing; (ii) submission to the Food and Drug Administration of an Investigational Device Exemption or Investigational Device Exemption New Drug application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the Food and Drug Administration of a biologic license application; and (v) review and approval of the biologic license application as well as inspections of the manufacturing facility by the Food and Drug Administration prior to commercial marketing of the product.

Generally, pre-clinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety and efficacy of the product. The results of these tests are submitted to the Food and Drug Administration as part of the Investigational Device Exemption. Following the submission of an Investigational Device Exemption, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases. Phase I represents the initial administration of the drug or biologic to a small group of humans, either healthy volunteers or patients, to test for safety and other relevant factors. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse affects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, multi-center Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The Food and Drug Administration reviews both the clinical plans and the results of the trials and may request an applicant to discontinue the trials at any time if there are significant safety issues.

The results of the pre-clinical tests and clinical trials are submitted to the Food and Drug Administration in the form of a biologic license application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the Food and Drug Administration review period that may delay marketing approval. After the Food and Drug Administration approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The Food and Drug Administration requires that adverse affects be reported to the Food and Drug Administration and may also require post-marketing testing to monitor for adverse affects, which can involve significant expense.

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

Regulatory Process in Europe

If we successfully develop our PluriX™ Bioreactor system and seek regulatory approval in Europe, we believe our PluriX™ Bioreactor system may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

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

PLAN OF OPERATIONS

Our primary objective over the twelve months ending March 31, 2006 will be to further develop the expanded hematopoietic stem cell product and process. We will perform the development of the production process performed in the PluriX Bioreactor. Methods for the preparation of the cord blood seed, its freezing and thawing, development of the stromal cells and establishment of a master cell bank and working cell bank will be developed first. Following bioprocess development, fill and finish and development of analytical methods will be performed. In parallel, we will set up a quality assurance plan and implement it. A documentation center and compliance procedures will be established. In parallel, we will execute pre-clinical studies and animal trials, in particular to demonstrate the expanded hematopoietic stem cell product activity in repopulating bone marrow in mice. Regulatory activities will start by crystallizing the regulatory strategy, preparing a pre-filing document and perform a pre-filing meeting with the Food and Drug Administration.

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

We have not generated any revenues and our operating activities have used cash resources of over $1,310,590 for the nine month period ended March 31, 2005. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the twelve months ending March 31, 2006 will be approximately $2 Million, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the twelve months ending March 31, 2006, we estimate that our research and development costs will be approximately $1 Million. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the twelve months ending March 31, 2006, we estimate that our general and administrative expenses will be approximately $1 Million. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. A significant part of these expenses will include expenses incurred in connection with fund raising for our company, which consist of legal fees for securities advice, accounting and audit fees for preparing, reviewing and auditing financial statements in connection with fund raising, and fees paid to placement agents and finders. Other general and administrative expenses will include professional fees incurred in connection with maintenance of our company as a public company, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice and director’s liability insurance.

We do not expect to generate any revenues in the twelve month period ending March 31, 2006. Our products will not be ready for sale for up to five years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within five years:

•	Raise equity or debt financing or a combination of equity and debt financing of at least $10,000,000.
•	Build new bioreactor prototypes for continued research and for testing its functionality in production operation conditions.
•

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

•	Development of expanded hematopoietic stem cell product process and analytical methods.
•

Studies to obtain an animal model. Trials will be conducted on SCID mice to examine the stem cell development and expansion process. "SCID mice" are mice without immune systems so that they can be used to simulate human immune systems.

•	Crystallize the regulatory and medical strategy prior to meeting with the Food and Drug Administration.
•	Prepare a pre-filing document and attend pre-filing meeting with the Food and Drug Administration.
•	Establish relations with research centres and cord blood banks.

Liquidity and Capital Resource

On October 25, 2004, we commenced a private placement offering with a group of investors who subscribed for units of our securities pursuant to Common Stock and Warrant Purchase Agreements dated for reference on October 25, 2004. For the sake of clarity, we have referred to this private placement offering as the October 25, 2004 Private Placement. The October 25, 2004 Private Placement closed in four different tranches:

On November 30, 2004, we closed the first tranche of the October 25, 2004 Private Placement and issued 3,250,000 units at a price of $0.10 per unit to seven investors for total gross proceeds of $325,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On January 26, 2005, we closed the second tranche of the October 25, 2004 Private Placement and issued 4,300,000 units at a price of $0.10 per unit to nine investors for total gross proceeds of $430,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On March 3, 2005, we closed the third tranche of the October 25, 2004 Private Placement and issued 750,000 units at a price of $0.10 per unit to four investors for total gross proceeds of $75,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On March 23, 2005 we closed the fourth tranche of the October 25, 2004 Private Placement and issued 200,000 units at a price of $0.10 per unit to one investor for total gross proceeds of $20,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We have paid certain placement agents cash in the amount of $24,500 and issued to them 245,000 warrants, each exercisable for one common share at a price of $0.10 until November 30, 2006.

On January 24, 2005, we commenced another private placement offering with a group of investors who subscribed for units of our securities pursuant to Common Stock and Warrant Purchase Agreements dated for reference January 24, 2005. For the sake of clarity, we have referred to this private placement offering as the January 24, 2005 Private Placement. We closed the January 24, 2005 Private Placement on March 3, 2005 and issued 12,000,000 units at a price of $0.10 per unit to fifteen investors for total gross proceeds of $1,200,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We have paid certain placement agents fees consisted of 1,845,000 common shares and 475,000 common share purchase warrant. These warrants are exercisable at a per share exercise price equal to $2.50. The warrants expire on November 30, 2006.

On January 31, 2005, we commenced a private placement offering with a group of investors who subscribed for units of our securities pursuant to Private Placement Subscription Agreements dated for reference on January 31, 2005. For the sake of clarity, we have referred to this private placement offering as the January 31, 2005 Private Placement. The January 31, 2005 Private Placement closed in three different tranches:

On February 16, 2005, we completed the first tranche of the January 31, 2005 Private Placement effective January 31, 2005 and issued 7,000,000 units at a price of $0.10 per unit to two investors for total gross proceeds of $700,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On February 16, 2005, we closed the second tranche of the January 31, 2005 Private Placement and issued 4,500,000 units at a price of $0.10 per unit to six investors for total gross proceeds of $450,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On February 17, 2005, we closed the third tranche of the January 31, 2005 Private Placement and issued 500,000 units at a price of $0.10 per unit to one investor for total gross proceeds of $50,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We paid a placement agent a fee of $60,000 and have issued 600,000 common share purchase warrants, each warrant exercisable into one common share at a price of $0.10. The warrants expire on November 30, 2006.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2005, we will continue with the research and development activities referenced above

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the twelve month period ended March 31, 2006.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of December 31, 2003, we adopted FIN 46, but the adoption of this standard had no material effect on our financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting For Stock- Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB Statement 123(R) is similar to the approach describe in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. Our company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R), permits public companies to adopt its requirements using one of two methods:

•

A “Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remains unvested on the effective date.

•

A “Modified retrospective” method which includes the requirements of the modified prospective method described above but also permits entities to restate based on the amounts previously recognized under Statement 123(R) for purpose of pro forma disclosure either (a) all periods presented or (b) prior interim periods of the year of adoption.

Our company plans to adopt Statement 123(R) using the modified prospective method.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company dose not expected the adoption of SAB 107 will have a material impact on it financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FASB Statement No. 143 refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005 The Company dose not expected that the adoption of FIN 47 will have a material impact on it financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material effect on our financial position or results of operations.

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

Acquisition of technology rights

In the acquisition of stem cell expansion technology rights through the License Agreement, we considered whether these rights meet the criteria of an asset or should be expensed. As a result of the negative cash flows that have occurred and are expected to continue in the foreseeable future, the PluriX™ Bioreactor system and License Agreement technology assets which we acquired in the 2003 fiscal year were written off during the 2004 fiscal year.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $2,551,248 since inception through the year ended June 30, 2004 and an additional $2,131,003 through the nine month period ending March 31, 2005.

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

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop and commercialize our stem cell expansion technology. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we had a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2004.

Our likelihood of profit depends on our ability to develop and commercialize our stem cell expansion technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our stem cell expansion technology successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing and commercializing a technology and proposed device called the PluriX™ Bioreactor system. The proposed function of our PluriX™ Bioreactor system is to allow researchers and physicians to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Our PluriX™ Bioreactor system is in the development stage and we have not begun the regulatory approval process for our PluriX™ Bioreactor system. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our PluriX™ Bioreactor system, which will require significant additional research and development as well as substantial clinical trials.

If we encounter problems or delays in the research and development of our PluriX™ Bioreactor system, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our PluriX™ Bioreactor system is currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result. Our PluriX™ Bioreactor system may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of our PluriX™ Bioreactor system in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We raised proceeds of approximately $3,250,000 in three private placement offerings of our securities in October of 2004 and January of 2005 to support the development and commercialization of our PluriX™ Bioreactor system. These funds are expected to fund operations until early summer of 2006. Our ability to continue to develop and commercialize the PluriX™ Bioreactor system is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	The effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our PluriX™ Bioreactor system, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for our PluriX™ Bioreactor system, our ability to commercialize our PluriX™ Bioreactor system will be limited severely.

Once fully developed, we intend to market our PluriX™ Bioreactor system primarily in the United States, Europe and Japan. We must obtain the approval of the Food and Drug Administration before commercialization of our technology may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our PluriX™ Bioreactor system, or of the cells produced in the PluriX™ Bioreactor system, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology.

Furthermore, even if we obtain regulatory approval for our PluriX™ Bioreactor system, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approvals to commercialize our technology, we may encounter a lack of commercial acceptance of our PluriX™ Bioreactor system, which would impair the profitability of our business.

Our research and development efforts are primarily directed toward obtaining regulatory approval to market the PluriX™ Bioreactor system as an alternative to, or as an improvement for, the traditional bone marrow harvest and peripheral blood progenitor cell stem cell collection methods. These stem cell collection methods have been widely practiced for a number of years, and our technology may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our PluriX™ Bioreactor system may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our PluriX™ Bioreactor system will be adopted at a level that would allow us to operate profitably.

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

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our technology. Our competitors may have developed, or could in the future develop, new technologies that compete with our technology or even render our technology obsolete. Our technology is designed to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our technology and we will suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our PluriX™ Bioreactor system, our business will suffer.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our chief executive officer, Dr. Shai Meretzki, our president, John L. Bakos, and our chief financial officer, Yossi Keret. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of the PluriX™ Bioreactor system during research and development efforts, including future clinical trials, or after commercialization results in adverse affects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

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

Our stock is considered a “penny stock” and certain securities rules may hamper the tradability of our shares in the market.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.

These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2004, we commenced a private placement offering with a group of investors who subscribed for units of our securities pursuant to Common Stock and Warrant Purchase Agreements dated for reference on October 25, 2004. For the sake of clarity, we have referred to this private placement offering as the October 25, 2004 Private Placement. The October 25, 2004 Private Placement closed in four different tranches:

On November 30, 2004, we closed the first tranche of the October 25, 2004 Private Placement and issued 3,250,000 units at a price of $0.10 per unit to seven investors for total gross proceeds of $325,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On January 26, 2005, we closed the second tranche of the October 25, 2004 Private Placement and issued 4,300,000 units at a price of $0.10 per unit to nine investors for total gross proceeds of $430,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On March 3, 2005, we closed the third tranche of the October 25, 2004 Private Placement and issued 750,000 units at a price of $0.10 per unit to four investors for total gross proceeds of $75,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We closed the fourth tranche of the October 25, 2004 Private Placement and issued 200,000 units at a price of $0.10 per unit to one investor for total gross proceeds of $20,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We also paid cash in the amount of $24,500 and issued warrants to purchase 245,000 shares of our common stock to certain selling security holders as consideration for their services to our company as placement agents for the October 25, 2004 Private Placement. The warrants are exercisable at a per share exercise price equal to $0.10. This exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. The warrants expire on the second annual anniversary date of the date when the warrants are issued.

All of the subscriptions in the October 25, 2004 Private Placement were private in nature, and the securities were issued in reliance upon Regulation S and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On January 24, 2005, we commenced another private placement offering with a group of investors who subscribed for units of our securities pursuant to Common Stock and Warrant Purchase Agreements dated for reference on January 24, 2005. For the sake of clarity, we have referred to this private placement offering as the January 24, 2005 Private Placement. We closed the January 24, 2005 Private Placement on March 3, 2005 and issued 12,000,000 units at a price of $0.10 per unit to fifteen investors for total gross proceeds of $1,200,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We issued 1,845,000 shares of our common stock to five selling security holders as consideration for their services to our company for financial advice and as placement agents for the January 24, 2005 Private Placement. We are obligated to register these shares of our common stock under the Securities Act. We also issued warrants to purchase 475,000 shares of our common stock to seven selling security holders as consideration for their services to our company for financial advice and as placement agents for the January 24, 2005 Private Placement. These warrants are exercisable at a per share exercise price equal to $2.50. This exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. The warrants expire on November 30, 2007.

All of the subscriptions in the January 24, 2005 Private Placement were private in nature, and the securities were issued in reliance upon Regulation S and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On January 31, 2005, we commenced a private placement offering with a group of investors who subscribed for units of our securities pursuant to Private Placement Subscription Agreements dated for reference on January 31, 2005. For the sake of clarity, we have referred to this private placement offering as the January 31, 2005 Private Placement. The January 31, 2005 Private Placement closed in three different tranches:

On February 16, 2005, we completed the first tranche of the January 31, 2005 Private Placement effective January 31, 2005 and issued 7,000,000 units at a price of $0.10 per unit to two investors for total gross proceeds of $700,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On February 16, 2005, we closed the second tranche of the January 31, 2005 Private Placement and issued 4,500,000 units at a price of $0.10 per unit to six investors for total gross proceeds of $450,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

On February 17, 2005, we closed the third tranche of the January 31, 2005 Private Placement and issued 500,000 units at a price of $0.10 per unit to one investor for total gross proceeds of $50,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We also paid cash in the amount of $60,000 and issued warrants to purchase 600,000 shares of our common stock to a selling security holder as consideration for its services to our company as a placement agent for the January 31, 2005 Private Placement. The warrants are exercisable at a per share exercise price equal to $0.10. This exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. The warrants expire on June 30, 2006.

All of the subscriptions in the January 31, 2005 Private Placement were private in nature, and the securities were issued in reliance upon Regulation S and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On March 23, 2005, we issued 2,400,000 shares of our common stock and 2,400,000 common stock purchase warrants as a bonus to our chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for our patent application number 09/890,401. Each warrant is exercisable until November 30, 2006 into one common share at a price of $0.30 per share. We have agreed to register the shares issuable on exercise of the warrants. The securities are to be issued in reliance on Regulation S. Dr. Meretzki resides in Haifa, Israel.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 18, 2005, Mr. John Bakos was appointed as interim president of our company, with effect from February 3, 2005.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).
(4)	Instruments defining rights of security holders, including indentures
4.1	2003 Stock Option Plan (incorporated by refernce from our registration statement on Form S-8 filed on December 29, 2003).
(10)	Material Contracts
10.1	Software Development Agreement (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

10.2	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).
10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form S-8 filed on December 29, 2003).
10.4

Form of Common Stock and Warrant Pruchase Agreement between our company and each of the following investors who participated in the October 25, 2004 Private Placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Common Shares and Warrants Purchased

	Park Ridge Investments A.V.V.	1,000,000
	Shaya Britz	500,000
	GlenRock Israel Ltd.	600,000
	Bezalel Ziv Ron	100,000
	Alshuler-Shaham Ltd.	300,000
	ROLFE Investments Ltd.	250,000
	Eshed Dash Ltd.	500,000
	Dahav Financial Systems Ltd.	300,000
	Platinum Partners Value Arbitrage Fund L.P.	1,000,000
	Yosef Solt	250,000
	Ori Ackerman	250,000
	Iris Nehoray	600,000
	Elazar Nehoray	600,000
	Ilana Nehoray	600,000
	Osnat Nehoray	600,000
	Avinoam Rapaport	100,000
	Kopelman Ltd.	250,000
	Tibo Marcovich	200,000
	Shlomo Shmuelov	250,000
	Ilana Rachmilovitz	50,000
	Rockwell Invest ltd.	200,000
10.5

Form of Investors’ Rights Agreement between our company and each of the following investors who participated in the the October 25, 2004 Private Placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Park Ridge Investments A.V.V.
	Shaya Britz
	GlenRock Israel Ltd.
	Bezalel Ziv Ron
	Alshuler-Shaham Ltd.
	ROLFE Investments Ltd.
	Eshed Dash Ltd.
	Dahav Financial Systems Ltd.
	Platinum Partners Value Arbitrage Fund L.P.
	Yosef Solt
	Ori Ackerman
	Iris Nehoray
	Elazar Nehoray
	Ilana Nehoray
	Osnat Nehoray

	Avinoam Rapaport
	Kopelman Ltd.
	Tibo Marcovich
	Shlomo Shmuelov
	Ilana Rachmilovitz
	Rockwell Invest ltd.
10.6

Form of Escrow Agreement between our company and each of the following investors who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Park Ridge Investments A.V.V.
	Shaya Britz
	GlenRock Israel Ltd.
	Bezalel Ziv Ron
	Alshuler-Shaham Ltd.
	ROLFE Investments Ltd.
	Eshed Dash Ltd.
	Dahav Financial Systems Ltd.
	Platinum Partners Value Arbitrage Fund L.P.
	Yosef Solt
	Ori Ackerman
	Iris Nehoray
	Elazar Nehoray
	Ilana Nehoray
	Osnat Nehoray
	Avinoam Rapaport
	Kopelman Ltd.
	Tibo Marcovich
	Shlomo Shmuelov
	Ilana Rachmilovitz
	Rockwell Invest ltd.
10.7

Form of Warrants between our company and each of the following investors who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Warrants

	Park Ridge Investments A.V.V.	1,000,000
	Shaya Britz	500,000
	GlenRock Israel Ltd.	600,000
	Bezalel Ziv Ron	100,000
	Alshuler-Shaham Ltd.	300,000
	ROLFE Investments Ltd.	250,000
	Eshed Dash Ltd.	500,000
	Dahav Financial Systems Ltd.	300,000
	Platinum Partners Value Arbitrage Fund L.P.	1,000,000
	Yosef Solt	250,000
	Ori Ackerman	250,000
	Iris Nehoray	600,000
	Elazar Nehoray	600,000
	Ilana Nehoray	600,000
	Osnat Nehoray	600,000

	Avinoam Rapaport	100,000
	Kopelman Ltd.	250,000
	Tibo Marcovich	200,000
	Shlomo Shmuelov	250,000
	Ilana Rachmilovitz	50,000
	Rockwell Invest ltd.	200,000
10.8

Form of Agents’ Warrants between our company and each of the following agents who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Warrants Exercisable at $0.10 per Share

	Yokim Asset Management Corp.	50,000
	Yosef Solt	12,500
	Ori Ackerman	25,000
	David Buch	30,000
	Shmuel Even	60,000 (pursuant to two separate agreements)
	Avinoam Rapaport	10,000
	Izhak Brown	10,000
	Amnon Dardik	12,500
10.9

Form of Common Stock and Warrant Pruchase Agreement between our company and each of the investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

	Name	Amount of Common Shares and Warrants Purchased

	Joseph Corso	7,000,000
	Kevin Klier	1,500,000
	Frank Santo JR.	800,000
	Danielle Inserra	500,000
	Michelle Inserra	500,000
	Christopher Short	250,000
	Robert V. Clark	250,000
	Gina M. Brody	200,000
	Joseph De Francesco	200,000
	Joseph Greco SR.	200,000
	Sean Walter	200,000
	Joseph Greco JR.	100,000
	Candace Lee	100,000
	Mauricio Perez	100,000
	David P. Johnson	100,000
10.10

Form of Investors’ Rights Agreement between our company and each of the following investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Joseph Corso
	Kevin Klier
	Frank Santo JR.
	Danielle Inserra

	Michelle Inserra
	Christopher Short
	Robert V. Clark
	Gina M. Brody
	Joseph De Francesco
	Joseph Greco SR.
	Sean Walter
	Joseph Greco JR.
	Candace Lee
	Mauricio Perez
	David P. Johnson
10.11

Form of Escrow Agreement between our company and each of the following investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Joseph Corso
	Kevin Klier
	Frank Santo JR.
	Danielle Inserra
	Michelle Inserra
	Christopher Short
	Robert V. Clark
	Gina M. Brody
	Joseph De Francesco
	Joseph Greco SR.
	Sean Walter
	Joseph Greco JR.
	Candace Lee
	Mauricio Perez
	avid P. Johnson
10.12

Form of Warrants between our company and each of the following investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Warrants Exercisable at $0.10 per Share

	Joseph Corso	7,000,000
	Kevin Klier	1,500,000
	Frank Santo JR.	800,000
	Danielle Inserra	500,000
	Michelle Inserra	500,000
	Christopher Short	250,000
	Robert V. Clark	250,000
	Gina M. Brody	200,000
	Joseph De Francesco	200,000
	Joseph Greco SR.	200,000
	Sean Walter	200,000
	Joseph Greco JR.	100,000
	Candace Lee	100,000
	Mauricio Perez	100,000
	David P. Johnson	100,000

10.13

Form of Common Stock Purchase Agreement between our company and each of the following financial advisers who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

Name	Amount of Common Shares

Mark Zegal	600,000
David Buch	15,000
Kanyanei Bar-Reket Ltd.	20,000
Eretz Hacarmel Ltd.	10,000

10.14

Form of Agents’ Warrants between our company and each of the following agents who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Warrants Exercisable at $2.50

	Ori Ackerman	440,000
	David Buch	10,000
	Amir Uziel	25,000
10.15

Finder’s Fee Agreement between our company and Carlthon Corp. in respect of the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.16

Form of Private Placement Subscription Agreement between our company and each of the following investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Common Shares

	Stonestreet Limited Partnership	4,000,000
	Whalehaven Capital Fund Limited	3,000,000
	Alpha Capital AG	1,000,000
	Bristol Capital Advisors LLC	1,500,000
	Shimon Vogel	500,000
	Tower Paper Co Inc. Retirement Plan	250,000
	Mordechai Vogel	250,000
	Yokim Asset Management Corp.	1,000,000
	David Klugman Associates Inc.	500,000
10.17

Form of Investors’ Rights Agreement between our company and each of the following investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Stonestreet Limited Partnership
	Whalehaven Capital Fund Limited
	Alpha Capital AG
	Bristol Capital Advisors LLC
	Shimon Vogel
	Tower Paper Co Inc. Retirement Plan
	Mordechai Vogel
	Yokim Asset Management Corp.
	David Klugman Associates Inc.

10.18

Form of Escrow Agreement between our company and and each of the following investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name

	Stonestreet Limited Partnership
	Whalehaven Capital Fund Limited
	Alpha Capital AG
	Bristol Capital Advisors LLC
	Shimon Vogel
	Tower Paper Co Inc. Retirement Plan
	Mordechai Vogel
	Yokim Asset Management Corp.
	David Klugman Associates Inc.
10.19

Form of Warrants between our company and each of the following investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

	Name	Amount of Warrants Exercisable at $0.30 per Share (unless otherwise indicated)

	Stonestreet Limited Partnership	4,000,000
	Whalehaven Capital Fund Limited	3,000,000
	Alpha Capital AG	1,000,000
	Bristol Capital Advisors LLC	1,500,000
	Shimon Vogel	500,000
	Tower Paper Co Inc. Retirement Plan	250,000
	Mordechai Vogel	250,000
	Yokim Asset Management Corp.	1,000,000
	David Klugman Associates Inc.	500,000
	Yokim Asset Management Corp.	600,000 (exercisable at $0.10 per share)
10.20

Agent’s Purchase Agreement between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.21

Agent’s Warrant between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Shai Meretzki.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.

(32)	Section 1350 Certifications
32.*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Shai Meretzki

Shai Meretzki, Chief Executive Officer

(Principal Executive Officer)

Date: May 11, 2005

By: /s/ Yossi Keret

Yossi Keret, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: May 11, 2005