Form 10KSB
period 2005-06-30
PLURISTEM LIFE SYSTEMS INC
filed 2005-09-23
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  001-31392

PLURISTEM LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 20, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  011-972-4-850-1080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [	]	No ☒

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

55,451,483 common shares @ $0.12(1) = $6,654,177.96

(1) Average of bid and ask closing prices on September 1, 2005.

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

63,653,483 common shares issued and outstanding as of September 1, 2005.

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

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

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

On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell expansion technology. This technology, if fully developed and commercialized, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders. Under this license agreement, we agreed to pay $400,000 cash over time and we will pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

To enable us to conduct further research and development of the exclusive license for the stem cell expansion technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

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

One of the major efforts in developing hematopoietic stem cell technologies has been to identify new and better sources for stem cells. The majority of transplantable hematopoietic stem cells in adults currently come primarily from peripheral blood or adult donor bone marrow. Another important and attainable source of transplantable and lasting hematopoietic stem cells is from umbilical cord blood. Such blood is drawn from the umbilical cord after birth, but before the discharge of the placenta, giving way to the following advantages:

•	The standard procedure at birth is that umbilical cord blood is discarded with the placenta. No morbidity is involved, making this option free of ethical controversy;
•	Collection of umbilical cord blood is simple and non-invasive both to the mother and the baby;
•	Use of umbilical cord blood is already approved by the Federal Drug Administration and does not require further clinical testing;
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

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, owing to the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to date to transplants in babies and children weighing less than 45 kg. Moreover, there are no existing hematopoietic stem cell expansion technologies for umbilical cord blood that can increase. to the best of our knowledge, the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

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

The PluriX™ Bioreactor system is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce outside of the human body. The system mimics the environment which exists in human bones, in which stem cells reproduce in nature. The stem cells are “tricked” into growing and reproducing in the PluriX™ Bioreactor in the same way they would in living bone, and because the size and scale of the PluriX™ Bioreactor can be much bigger than a human bone, the stem cell growth can be greatly expanded. We expect that the three dimensional PluriX™ Bioreactor system has the potential to bring about the expansion of umbilical cord blood hematopoietic stem cells to proportions that will be enough for transplants in adults, without promoting differentiation.

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

We believe that the PluriX™ Bioreactor system, once fully developed, will enable the production of certain stem cells, such as umbilical cord blood hematopoietic stem cells, for which there might otherwise be insufficient quantities available for transplants in adults. Having access to a sufficient number of hematopoietic stem cells is essential to successful clinical outcomes. This is particularly the case with umbilical cord blood transplants. The limited quantities of available hematopoietic stem cells in umbilical cord blood and difficulties in expanding the starting volumes to therapeutic quantities have restricted the widespread practice of umbilical cord blood transplants. The PluriX™ Bioreactor system is designed to solve this dilemma by providing the capability to easily and cost-effectively expand umbilical cord blood hematopoietic stem cells to higher quantities for therapeutic treatments.

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

•

Our PluriX™ Bioreactor system may also be used for autologus proliferation, i.e. to expand the hematopoietic stem cells taken from the transplant patients themselves. Contrary to any existing available technologies known to us, our PluriX™ Bioreactor system might allow the use of autologus bone marrow transplantation in the case that healthy cells are not clearly attainable from the patient.

•

Our PluriX™ Bioreactor system can be used to produce a high number of hematopoietic stem cells, which might result in increased potential for faster, successful engraftment of stem cells in transplant patients.

•

By making the option of expanding hematopoietic stem cells taken from transplant patients themselves available, we believe that costs related to donor searches for bone marrow transplants will be reduced significantly.

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

We estimate that there are more than 50 cord blood banks in the world, most of them located in the United States. In 2001, they collected cryo-preserved (frozen) and stored cord blood from some 34,000 to 36,000 donors and they project that the annual rate of growth of cord blood preserved will be over 15%. Due to the increased use of umbilical cord blood hematopoietic stem cells in bone marrow transplants, we expect that the number of cord blood banks will also grow significantly around the world. We also expect that, in developed countries, in the near future, umbilical cord blood may be drawn at the time of every birth and stored for later use. We believe that the stem cell expansion technology that we will make available through our PluriX™ Bioreactor system, together with proper marketing efforts, will increase the number of umbilical cord blood donors for personal use, i.e., parents storing the umbilical cord blood for their children's future, by increasing the existing growth rate. This will also provide a full base of hematopoietic stem cells donor opportunities to patients throughout the world. We project that the global market for the provision of stem cell expansion services can reach approximately $4 billion.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and processes we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the license agreement we have exclusive rights to the technology covered a patent application entitled "Method and Apparatus for Maintenance and Expansion of Hematopoietic Stem Cells and/or Progenitor Cells" filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent application have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 4, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Expansion of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor.” This patent allowance provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell expansion without differentiation. Our other issued patent presents claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii)three dimensional stromal cells based bioreactor. A patent was issued in South Africa in October, 2002, and is due to expire in approximately 2020. Patents were approved in Australia and New Zealand in July 2003 and are due to expire in approximately 2020. In addition, we and our exclusive licensors plans to file applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our technology and processes, including a number of U.S. patent applications and corresponding applications in other countries relating to various components of the PluriX™ Bioreactor system.

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

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell expansion technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor bone marrow and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Employees

We presently have ten employees in research and development and five employees in management through our wholly owned subsidiary, Pluristem, Ltd.

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

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop and commercialise our stem cell expansion technology. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2005.

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

We raised proceeds of approximately $3,250,000 in three private placement offerings of our securities in October of 2004 and January of 2005 to support the development and commercialization of our PluriX™ Bioreactor system. These funds are expected to fund operations until Spring of 2006. Our ability to continue to develop and commercialize the PluriX™ Bioreactor system is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

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

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our Chief Executive Officer, Dr. Shai Meretzki and our Chief Financial Officer, Yossi Keret. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 2.	Description of Property.

Our principal offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-4-850-1080. We lease our office space from MATAM Advanced Technology Park on a month to month basis and our monthly rental is approximately $6,700. During the fiscal year ending June 30, 2005, we paid $84,573 for rent.

Item 3.	Legal Proceedings.

We are not a party to any pending litigation and none is contemplated or threatened.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On December 19, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "A.I. Software, Inc." and under the symbol "AISF". On April 8, 2003, we effected a fourteen (14) for one (1) forward stock split. Accordingly, our symbol was changed to "ASOW". On June 30, 2003, we effected a name change to "Pluristem Life Systems, Inc." and our symbol was changed to "PLRS". The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High(2)	Low(2)
June 30, 2005	$0.29	$0.17
March 31, 2005	$0.37	$0.22
December 31, 2004	$0.32	$0.20
September 30, 2004	$0.40	$0.16
June 30, 2004	$0.75	$0.34
March 31, 2004	$1.12	$0.59
December 31, 2003	$1.24	$0.55
September 30, 2003	$1.88	$1.07
June 30, 2003	$2.29	$0.05

(1) Our common stock received approval for quotation on December 19, 2002. The first trade occurred January 21, 2003.

(2) On April 8, 2003, we effected a 14 for 1 forward split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On September1, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.20.

As of September 1, 2005, there were 84 holders of record of our common stock. As of such date, 63,653,483 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, Suite 880, Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

All information relating to sales of unregistered securities in the fiscal year ended June 30, 2005 have been included in current reports on Form 8-K and quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

On November 25, 2003, our board of directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 4,100,000 shares of our common stock. As of September 1, 2005, there were 604,704 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan (equity compensation plan not approved by security holders)	3,495,296	$0.30	604,704
Equity compensation plan approved by security holders	Nil	Nil	Nil
Total	3,495,296	$0.30	604,704
Item 6.	Plan of Operation.

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

From our inception on May 11, 2001 to April, 2003, we had been engaged in software development, premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries, and as well, a software application to assist in finding domain names. In May 2003, our board of directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our existing business. On May 5, 2003, we entered into a license agreement with Weizmann Institute to Science and the Technion-Israel Institution of Technology to acquire an exclusive license for a stem cell expansion technology. To better develop this exclusively licensed technology, we purchased 100% of the issued and outstanding shares of Pluristem, Ltd. on June 10, 2003. Pluristem, Ltd. is a research and development company based in Israel. As of July 1, 2003, we have suspended our efforts to further develop artificial intelligence in computer programming and other software applications.

Plan of Operations

Our primary objective over the next twelve months will be to further develop the expanded hematopoietic stem cell product and process. We will perform the development of the production process performed in the PluriX™ Bioreactor. Methods for the preparation of the cord blood seed, its freezing and thawing, development of the stromal cells and establishment of a master cell bank and working cell bank will be developed first. Following bioprocess development, fill and finish and development of analytical methods will be performed. In parallel, we will set up a quality assurance plan and implement it. A documentation center and compliance procedures will be established. In parallel, we will execute pre-clinical studies to demonstrate the expanded hematopoietic stem cell product activity in repopulating mice bone marrow. Regulatory activities will start by crystallizing the regulatory strategy, preparing a pre-filing document and perform a pre-filing meeting with the Food and Drug Administration.

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

We have not generated any revenues and our operating activities have used cash resources of over $1,791,836 for the year ended June 30, 2005. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,000,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,050,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ Bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $950,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our products will not be ready for sale for up to five years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within five years:

•	Raise equity or debt financing or a combination of equity and debt financing of at least $10,000,000.
•

Optimize 3-D PluriXTM Bioreactor operations – Using the 3-D environment of the PluriXTM, a dense population of stromal supporting cells (cells) has been reached to provide the basis for stem cell in vitro expansion without differentiation. Optimization of the bioreactor system is a continuous process to enable the stem cells self-renew while remaining in their original state.

•	Development of expanded hematopoietic stem cell product process and analytical methods.
•

Studies to analyze the hematopeoietic stem cell to reconstitute the hematopoietic system within animal model. Trials will be conducted using SCID mice which are mice with insufficient immune systems that can be used to simulate human blood and immune systems. Using this model, the human hematopoietic stem cell may develop and differentiate Pluristem's in vitro expansion process to be analyzed in vivo.

•	Crystallize the regulatory and medical strategy prior to meeting with the Food and Drug Administration.
•	Establish relations with research centres and cord blood banks.

Liquidity and Capital Resources

During the year ended June 30, 2005, we incurred a net loss of $2,098,108, as compared to a net loss of $2,010,350 in the year ended June 30, 2004. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. As at June 30, 2005 we had cash of $1,889,438, which will be sufficient to fund our operations for approximately 9 months.

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

On March 23, 2005, we closed the fourth tranche of the October 25, 2004 Private Placement and issued 200,000 units at a price of $0.10 per unit to one investor for total gross proceeds of $20,000. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to purchase one additional common share at a price of $0.30 per share until November 30, 2006.

We paid certain placement agents cash in the amount of $24,500 and issued to them 245,000 warrants, each exercisable for one common share at a price of $0.10 until November 30, 2006.

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

We paid certain placement agents fees consisting of 1,845,000 common shares and 475,000 common share purchase warrants. These warrants are exercisable at a per share exercise price equal to $2.50. The warrants expire on November 30, 2006.

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

We paid a placement agent a fee of $60,000 and issued 600,000 common share purchase warrants, each warrant exercisable into one common share at a price of $0.10. The warrants expire on November 30, 2006.

While we expect that we have sufficient funds to operate until Spring of 2006, we will have to raise additional funds from the market before we have any cash flow from operations. The approval process for our products in the United States and other jurisdictions is protracted and we believe will take several years. In addition, any acquisitions that we may plan or product development that is beyond the scope of what is described in our Plan of Operations below will require additional capital, which must be raised through the issuance of our securities.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2005, we will continue with the research and development activities referenced above.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the next twelve months.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended June 30, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" – a replacement of APB No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A "Modified Prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remains unvested on the effective date.

•

A "Modified Retrospective" method which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purpose of pro-forma disclosure, all periods presented.

We plan to adopt Statement 123(R) using the modified prospective method.

We are unable to estimate the future impact that Statement 123(R) will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $4,649,356 since inception through the year ended June 30, 2005.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated September 21, 2005

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4-5
Consolidated Statements of Operations	F-6
Statements of Changes in Stockholders' Equity (Deficiency)	F-7-10
Consolidated Statements of Cash Flows	F-11-13
Notes to Consolidated Financial Statements	F-14-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders Of

PLURISTEM LIFE SYSTEMS INC.

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

We have audited the accompanying consolidated balance sheet of Pluristem Life Systems Inc. (a development stage company) ("the Company") (formerly - A. I. Software Inc.), and its subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2005 and for the period from May 11, 2001 (inception date) through June 30, 2005. These consolidate financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidate financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company and its subsidiary as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 and for the period from May 11, 2001 (inception date) through June 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1b to the financial statements, the Company has not yet generated revenues from its operations and is dependent on external sources for financing its operations. These factors, among others discussed in Note 1b, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Kost Forer Gabbay & Kasierer

Kost Forer Gabbay & Kasierer

A member of Ernst & Young Global

Haifa, Israel

September 21, 2005

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars

		June 30,

	Note	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	$1,889,438	$668,867
Prepaid expenses		61,299	56,910
Other accounts receivable		147,781	15,332

Total current assets		2,098,518	741,109

LONG-TERM RESTRICTED LEASE DEPOSIT		27,216	20,959

SEVERANCE PAY FUND		27,846	31,575

PROPERTY AND EQUIPMENT, NET	4	249,090	226,449

DEFERRED ISSUANCE EXPENSES		217,370	357,106

Total assets		$2,620,040	$1,377,198

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

		June 30,
	Note	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term bank credit		$-	$23
Current maturities of liabilities to know-how licensors	5	18,750	100,000
Trade payables		185,073	112,875
Accrued expenses		175,814	109,048
Other accounts payable		71,352	69,667

Total current liabilities		450,989	391,613

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	5	181,209	168,877
Liability in respect of warrants	7(f)	150,000	420,000
Accrued severance pay		34,716	39,698

Total long-term liabilities		365,925	628,575

COMMITMENTS AND CONTINGENCIES	6

STOCKHOLDERS' EQUITY
Share capital:	7
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares; Issued and outstanding: 63,653,483 shares and 26,858,493 shares as of June 30, 2005 and 2004, respectively		636	268
Additional paid-in capital		6,451,846	2,907,990
Deficit accumulated during the development stage		(4,649,356)	(2,551,248)

Total stockholders equity		1,803,126	357,010

		$2,620,040	$1,377,198

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. Dollars (except share and per share data)

		Year ended June 30,		Period from May 11, 2001 (inception) through June 30,

	Note	2005	2004	2005

Research and development costs		$1,984,125	$907,642	$2,986,823
Less - participation by the Office of the Chief Scientist		(196,641)	___-___	(196,641)
Research and development costs, net		1,787,484	907,642	2,790,182
General and administrative expenses		873,649	2,096,882	3,160,419
In-process research and development write-off	1	-	-	246,470

		(2,661,133)	(3,004,524)	(6,197,071)

Financial income, net	8	563,025	994,174	1,547,715

Net loss		$(2,098,108)	$(2,010,350)	$(4,649,356)

Basic and diluted net loss per share		$(0.05)	$ (0.083)

Weighted average number of shares used in computing basic and diluted net loss per share:		40,804,788	24,341,271

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account of	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	capital	shares	Stage	(Deficiency)

Issuance of common stock
July 9, 2001	35,000,000	$350	$2,150	$-	$-	$2,500

Balance as of June 30, 2001	35,000,000	350	2,150	-	-	2,500
Loss for the year ended June 30, 2002	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)
Issuance of common stock
on October 14, 2002, net of issuance costs of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders fee and legal fees of $56,540	-	-	-	933,464	-	933,464
Loss for the year ended June 30, 2003	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$933,464	$ (540,898)	$ 490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders'
	Shares	Amount	capital	of shares	stage	Equity

Balance as of July 1, 2003	21,833,000	$ 218	$ 97,633	$933,464	$ (540,898)	$ 490,417

Issuance of common stock and warrants on
July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295

Issuance of common stock on
January 20, 2004	3,000,000	30	-	-	-	30

Issuance of warrants on January 20, 2004 as finder’s fee	-	-	192,000	-	-	192,000

Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-	800,000

Stock based compensation related to warrants granted to
consultant on December 31, 2003	-	-	357,618	-	-	357,618

Exercise of warrants on
April 19, 2004 (see Note 7f)	300,000	3	224,997	-	-	225,000

Loss for the year ended
June 30, 2004	-	-	-	-	(2,010,350)	(2,010,350)

Balance as of June 30, 2004	26,858,483	$ 268	$2,907,990	$ -	$ (2,551,248)	$ 357,010

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders'
	Shares	Amount	capital	of shares	stage	Equity

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$ -	$(2,551,248)	$357,010

Stock-based compensation related to warrants granted to consultants on September 30, 2004	-	-	161,641	-	-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-	-	296,092

Issuance of common stock and warrants on January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	-	425,025

Issuance of common stock and warrants on January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-	-	70

Issuance of common stock and options on February 15, 2005 to a former director of the Company	50,000	-(*)	14,500	-	-	14,500

Issuance of common stock and warrants on February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-	-	50

(*) Less then one dollar

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders'
	Shares	Amount	capital	of shares	stage	Equity
Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	-	144,000

Issuance of common stock and warrants on March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24,000	12,000,000	120	1,175,880	-	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-	-

Issuance of common stock and warrants on March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6,038	750,000	8	68,954	-	-	68,962

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998	-	-	20,000

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $178,116	-	-	541,884	-	-	541,884

Net loss for the year ended June 30, 2005	-	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	$636	$6,451,846	-	$(4,649,356)	$1,803,126

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name – A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,098,108)	$(2,010,350)	$(4,649,356)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,232	91,540	144,033
Capital gain	(16,373)	-	(16,373)
Impairment of know-how	-	264,807	264,807
Amortization of deferred issuance costs	168,620	62,104	230,724
Stock-based compensation to consultants	161,641	1,157,618	1,319,259
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	12,332	20,699	35,809
Salary grant in shares and warrants	710,500	-	710,500
Increase in accounts receivable	(132,449)	(5,051)	(138,945)
Increase in prepaid expenses	(4,389)	(56,910)	(61,299)
Increase (decrease) in trade payables	72,198	(10,534)	175,666
Increase (decrease) in other accounts payable and accrued expenses	52,201	46,121	(195,693)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	(1,108)	54	(2,084)
Change in fair value of liability in respect of warrants	(749,880)	(1,079,970)	(1,829,850)
Accrued severance pay, net	(1,253)	8,123	6,870

Net cash used in operating activities	$(1,791,836)	$(1,511,749)	$(3,756,012)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name – A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30
	2005	2004	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	$-	$-	$31,899
Purchase of property and equipment	(68,975)	(125,657)	(194,632)
Proceed from sale of property and equipment	28,475	-	28,475
Purchase of long-term restricted lease deposit	19,851	-	19,581
Repayment of long-term restricted lease deposit	(25,000)	(1,176)	(26,176)
Purchase of know-how	- _______	- _______	(100,000) _________
Net cash used in investing activities	(45,649)	(126,833)	(240,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	3,139,329	1,800,115	5,958,999

Short-term bank credit, net	(23)	(3)	(26)
Repayment of liability to know-how licensor	(81,250)	-	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of notes and loan payable to related parties	- _______	- ________	(69,885) __________

Net cash provided by financing activities	3,058,056	1,800,112	5,886,033

Increase in cash and cash equivalents	1,220,571	161,530	1,889,438

Cash and cash equivalents at the beginning of the period	668,867	507,337	-

Cash and cash equivalents at the end of the period	$1,889,438	$ 668,867	$1,889,438

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30,
	2005	2004	2005
Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 199,959

Supplemental disclosure with respect to cash flows:
Cash paid for interest	$ -	$ -	$ 92

(1)Acquisition of Pluristem Ltd.

Estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Period from May 11, 2001 (inception) through June 30, 2005

Working capital (excluding cash and cash equivalents)	$ 427,176

Long-term restricted lease deposit	(18,807)
Property and equipment	(130,000)
In-process research and development write-off	(246,470)

$ 31,899

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:-GENERAL

a.             Pluristem Life Systems Inc. ("the Company") was incorporated on May 11, 2001 under the laws of Nevada in the United States of America under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc.

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

On June 10, 2003, the Company acquired all of the issued and outstanding shares of Pluristem Ltd. ("the subsidiary") in consideration of $1,000. Pluristem Ltd. is engaged in the research and development of expansion of cord blood hematopoetic stem cells, which was in line with the Technology, the rights which the Company had purchased on May 1, 2003. The purchase price has been allocated to identifiable assets and liabilities of which an amount of $246,470 has been allocated to in-process research and development. The acquisition was accounted under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS" No. 141). The results of the subsidiary’s operations have been included in the consolidated financial statements since that date.

The amount of $246,470 that was assigned to in-process research and development activities was written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4").

b.             The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $4,649,356 through June 30, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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

e. Long-term restricted lease deposit

Long-term restricted lease deposit with maturities of more than one year used to secure lease agreement is presented at cost. The deposit is in dollars and bears an average annual interest of approximately 2%.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

 NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Non-royalty-bearing grants

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

i. Accounting for stock-based compensation:

The Company's Board of Directors has adopted an Employee Stock Option Plan. (See Note 7l). The Company has elected to follow Accounting Principles Board Statement No. 25 "Accounting for Stock Option Issued to Employees” ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plan. Under APB 25, when the exercise price of an employee stock option is equivalent to or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method presented by SFAS No. 123.

The fair value for options granted in the year ended June 30, 2005 and 2004 is amortized over their vesting period of two years and was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	2005	2004
Expected dividend yield	0%	0%
Expected volatility	102%	92%
Risk-free interest rate	4.2%	4.2%
Expected life of up to	8-10 years	10 years

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Year ended June 30,		Period from May 11, 2001 (inception through June 30)

	2005	2004	2005

Net loss available to Common stock- as reported	$2,098,108	$2,010,350	$4,649,356
Deduct - stock based employee compensation - intrinsic value	-	-	-

Add - stock-based employee compensation - fair value	558,628	109,885	668,513

Pro forma net loss	$2,656,736	$2,120,235	$5,317,869

Earning per share:
Basic and diluted net loss per share as reported	$(0.05)	$ (0.083)

Pro forma basic and diluted net loss per share	$(0.065)	$ (0.087)

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

j. Research and Development costs

Research and development costs, net of grants, are charged to the statement of operations as incurred.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No. 128")

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 4,548,024 and 21,290,534 for the years ended June 30, 2004 and 2005.

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

Severance expenses for the year ended June 30, 2004 and 2005 amounted to approximately $36,000 and $19,257, respectively.

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

p. Reclassification

Certain amounts from prior years have been reclassified to conform to current period presentation.

q. Impact of recently issued accounting standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections"- a replacement of APB No. 20, "Accounting changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS154 require retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company estimates that the adoption of FAS 154 will not have a significant impact on its results of operations, financial condition and liquidity.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“123 (R)”), which is a revision of FASB Statement No. 123, “Accounting For Stock- Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB Statements No.95, "Statement of cash flows". Generally the approach in FASB statement 123 (R) is similar to the approach describe in statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value .Pro forma discloser is no longer an alternative.  Statement 123 (R) must be adopted no later than period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt statement 123 (R) on January 1, 2006.

Statement 123(R), permits public companies to adopt its requirements using one of two methods:

•

A “Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of statements 123 for all awards granted to employees prior to the effective date of statements 123 (R) that remains unvested on the effective date.

•

A “Modified retrospective”  method which includes the requirements of the modified prospective method describe above but also permits entities to restate, based on the amounts previously recognized under statements 123 for purpose of Pro forma disclosure, all periods presented.

The Company plans to adopt statement No. 123 (R) using the modified prospective method.

The Company is unable to estimate the future impact that Statement 123R will have on its financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3:-CASH AND CASH EQUIVALENTS

	Annual	June 30,
	Interest
	%	2005	2004

In dollars	2%	$1,858,298	$ 647,425
In New Israeli Shekels (NIS)	-	31,140	21,442

		$1,889,438	$ 668,867

NOTE 4:-PROPERTY AND EQUIPMENT, NET

	June 30,

	2005	2004

Cost:
Laboratory equipment	$262,934	$231,364
Computers and peripheral equipment	34,467	18,044
Office furniture and equipment	7,869	6,249

	305,270	255,657

Accumulated depreciation:
Laboratory equipment	44,857	22,482
Computers and peripheral equipment	10,586	6,038
Office furniture and equipment	737	688

	56,180	29,208

Depreciated cost	$249,090	$226,449

Depreciation expenses amounted to $34,232 and, $22,163 for the years ended June 30, 2005 and 2004, respectively.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5 - KNOW-HOW LICENSORS

a.

On May 1, 2003, the Company entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology and other individuals, including two stockholders of the Company (the "Licensor") to acquire a license of stem cell expansion technology related to bone marrow transplants. The Company received an exclusive, worldwide license to use the technology over the life of the related patent. The patent is currently in the application stage. The license grants exclusivity over all products, uses and related intellectual property, and grants the Company the right to enter into sub-licenses. According to the License Agreement, the Company is committed to pay the Licensor the aggregate amount of $400,000 of which $181,250 has been paid as of the balance sheet date and the remainder is to be paid under the following terms:

1.An additional $18,750 - in the short term.

2.The balance of $200,000 on the earlier of the date FDA approval is received for a product, or December 15, 2006.

b.

A royalty of 5% of monthly gross sales and a 12.5% royalty on any other payments received by the Company for one time payments, such as distribution or sub-license rights, is payable to the Licensor. The Company may also elect to pay 25% of all payments received under sub-licenses, in lieu of the 5% royalty on sales and the 12.5% royalty on lump sum payments.

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

As of June 30, 2004 due to an ongoing losses and negative cash flows, the Company recognized an impairment of its know-how License in the amount of $264,807. Amortization expenses amounted to $69,080 in the year ended June 30, 2004.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5 - KNOW-HOW LICENSORS (continued)

f.	Know-how licensors
		June 30,

		2005	2004

Due in the short term		$18,750	$100,000
Due at December 15, 2006, without interest		200,000	200,000
Less: unamortized discount based on interest rate of 7%		(18,791)	(31,123)

		199,959	268,877
Less - current maturities		(18,750)	(100,000)

		$ 181,209	$ 168,877

NOTE 6:-COMMITMENTS AND CONTINGENCIES

a.

The subsidiary leases facilities under operating lease agreements, which expire on January 2006 . The average monthly payment is NIS 31,740 (approximately $7,300) and is linked to the Israeli Consumer Price Index ("CPI"). In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $25,000.

Lease expenses amounted $80,655 and $84,573 for the years ended June 30, 2004 and 2005, respectively.

b.

The subsidiary leases a car under operating lease agreement, which expire in May 2007. The average monthly payment is NIS 3,850 (approximately $880) and is linked to the CPI. In order to secure this agreement, the subsidiary pledged a deposit with the bank in the amount of $2,216.

Lease expenses amounted to, $750 and $15,042 for the years ended June 30, 2004 and 2005, respectively.

c.	As to commitments in respect of know-how acquired - see Note 5.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL

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

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $2.25 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $2.70 per stock, and may be exercised within five years. As of June 30, 2005, 725,483 warrants were expired unexercised.

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of June 30, 2005, the fair value of the liability in respect for the warrants issued was $150,000. The fair value as of June 30, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 107%, and expected life of 1.58 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $1,079,970 and $270,000, for the years ended June 30, 2004 and June 30, 2005, respectively, was recognized in the statements of operations as financial income.

The Company is obligated to adjust the exercise price of the above mentioned warrants and to issue the investors additional shares if the Company enters into certain transactions, such as sale of its common stock to a third party on any date which is earlier than 180 days after the effective date of registration.

In addition, the Company issued 300,000 warrants to finders in connection with this private placement, exercisable into 300,000 common shares at a price of $0.75 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192,000 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

g.

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

In January 2005 the Company issued according to the October 2004 Agreement an additional 4,300,000 units for total consideration of $425,025 (net of cash issuance costs of $4,975), and additional 90,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued according to the October 2004 Agreement an additional 750,000 units for total consideration of $68,962 (net of cash issuance costs of $6,038), and additional 35,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued, according to the October 2004 Agreement 200,000 common shares and 200,000 share purchase warrants to one Investor for total consideration of $20,000 which were paid to the Company in May 2005.

h.

On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 12,000,000 units in consideration for $1,176,000 (net of cash issuance costs of $24,000). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock and may be exercised until November 30, 2006. Under this agreement the Company issued to finders 1,845,000 shares and 475,000 warrants with exercise price of $2.5 per stock exercisable until November 2007.

i. On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors (the "Investors") according to which it issued 12,000,000 units in consideration for net proceeds of $1,137,000 (net of issuance costs of $63,000). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one common stock at a price of $0.30 per stock, and may be exercised until November 30, 2006. If the Registration Statement covering the Registrable Securities was not filed as contemplated by 70 days and if the Registration Statement covering the Registrable Securities was not effective until August 31, 2005, The Company would have paid the Investor 2% of the purchase price for each 30 day period beyond the applicable date until the filing or the registration is completed. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60,000) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (600,000) with an exercise price of $0.1 per stock, subject to certain adjustments, exercisable until November 30, 2006.

According to EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock", the Company classified the warrants as liabilities according to their fair value as determined at each reporting period until exercised, expired or registered. Changes in the fair value of the warrants are reported in the statements of operations as financial income or expense.

As of the date of the issuance the Company allocated the gross amount received of $1.2 million to the par value of the shares issued ($120) and to the liability in respect of the warrants issued ($1,199,880). Issuance expenses in the amount of $63,000 and finders fee in the amount of $144,000 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005 the Registration Statement became effective and the Company became no longer under possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720,000 and the amount of the deferred issuance costs was $178,116. The change in the carrying amount of the liability in respect of the warrants, recoded as income, in the year ended June 30, 2005 amounted to $479,880.

The fair value as of May 13, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 104%, and expected life of 1.54 years.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

j. On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 common stock purchase warrants as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Each warrant is exercisable until November 30, 2006 into one common share at a price of $0.30 per share. Salary expenses of $696,000 were recognized during the nine month period ended March 31, 2005 in respect of this bonus based on the quoted market price of the Company's stock.

k.

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

l.	Stock Option Plan ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of June 30 2005, 604,704 common stock of the Company are still available for future grant under the terms of the Plan.

Each option granted under the Plan is exercisable through the expiration date of the Plan which is December 2013 unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option, which are canceled or forfeited before expiration, become available for future grants.

Options to employees:

On December 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76. All options were granted with an exercise price that exceeded the quoted market price of the Company's stock on the date of grant. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.29 at date of grant. During the period ended June 30, 2004, 156,734 options to employees were forfeited.

During the year ended June 30, 2005, 451,170 options with an exercise price of $0.3 per share were granted to the Company’s Chief Financial Officer. On February 15, 2005 the Company issued 50,000 shares and 70,495 options to former director and Chief Executive Officer of the Company. The exercise price of the options is $0.3 per share and they are fully vested and exercisable till February 15, 2008. Compensation expenses of $14,500 were recognized during the period ended June 30, 2005 in accordance with APB 25.

During the year ended June 30, 2005, 15,415 options to employees were forfeited. As of June 30, 2005, 3,122,140 options to employees are exercisable.

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the reported period.

Options to consultants:

In the framework of the stock option plan, the Company issues warrants to consultants, for carrying out investor relation's activities over a period of two years.

On December 2003, the Company granted 669,189 options to consultants at an at a weighted average exercise price of $0.92.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

In July 2004, the Company's board of directors approved to modify the terms of 500,000 options granted to a consultant on December 2003 (of which 250,000 are with an exercise price of $1 and 250,000 with an exercise price of $1.25) to provide for a cashless exercise of the options. The board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested and cashless exercise feature. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4, vested immediately and with a cashless exercise feature. The additional 500,000 options were granted outside of the terms of the options plan. In June 2005 the consultant agreed to cancel the 1,000,000 options and to be granted 600,000 shares of the Company’s common stock that he got as a finder’s fee for the last investment in the Company. Since the fair value of the options that were canceled and the shares that were issued were equal, no additional compensation expenses were recorded.

As of June 30, 2005, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $357,618 and $161,641 were recognized during the year ended June 30, 2004 and 2005, respectively, in accordance with EITF 96-18.

NOTE 8:-FINANCIAL INCOME, NET

	Year ended June 30,		For the period from May 11, 2001 (date of incorporation) through June 30,

	2005	2004	2005
Foreign currency translation differences	$ 8,921	$ 8,126	$ 20,534
Interest on short-term bank credit	9,449	724	13,622
Interest accrued on know-how licensors	12,332	20,699	46,181
Interest income on deposits	(12,467)	(5,857)	(28,926)
Deferred issuance expenses amortization	168,620	62,104	230,724
Change in fair value of warrants	(749,880)	(1,079,970)	(1,829,850)

	$(563,025)	$ (994,174)	$(1,547,715)

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9:-INCOME TAXES

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In the year ended June 30, 2005, the main reconciling items from the statutory tax rate of the Company (34%-35%) to the effective tax rate (0%) is carryforward tax losses and tax exempt financial income, for which a full valuation allowance was provided.

Net operating losses carryforwards

The Company has accumulated losses for tax purposes as of June 30, 2005 of approximately $2 million, which may be carried forward and offset against taxable income until 2021- 2024.

The subsidiary has accumulated losses for tax purposes as of June 30, 2005 in the amount of approximately $2.5 million that may be carried forward and offset against taxable income in the future for an indefinite period.

Utilization of U.S. net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred Income taxes

As of June 30, 2005, the Company and its subsidiary have provided valuation allowances of approximately $1 million in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Subsequent tax event

On July 25, 2005, the Knesset (Israeli Parliament) passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 – 31%, in 2007 – 29%, in 2008 – 27%, in 2009 – 26% and in 2010 and thereafter – 25%. The amendment is not expected to have a material effect on the Company's financial position and results operations.

NOTE 10:-TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Balances with related parties

	June 30,
	2005	2004

Know-how licensors (included current maturities)	$ 199,959	$ 268,877

Accrued expenses	$29,493	$6,328

Salary expenses to the Chief Executive Officer	$888,293	$105,000

# # # # # # # # # # #

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at August 31, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dr. Shai Meretizki	Chief Executive Officer	37	October 17, 2004
Yossi Keret	Chief Financial Officer	39	May 30, 2004
Doron Shorrer	Chairman of the Board, Director	52	October 2, 2003
Hava Meretzki	Director	37	October 2, 2003
Isaac Braun	Director	52	July 6, 2005
Israel Ben-Yoram	Director	42	January 26, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Shai Meretzki

Dr. Shai Meretzki was the founder and the chief technology officer of our wholly owned subsidiary, Pluristem, Ltd. He received his Ph.D. in biotechnology at the Technion-Israel Institute of Technology in 2002. Dr. Meretzki has conducted extensive research on the subject of stem cell expansion. His research project for his Ph.D. thesis was “Stationary packed bed bioreactor for propagation of transplantable human haemopoietic stem cells.” From 1995 to 1996, Dr. Meretzki was employed at the Department of Chemical Engineering at the Technion-Israel Institute of Technology. From 1997 to 2001, he was an instructor teaching medical students cell biology and hematology at the Rappaport Faculty of Medicine in Haifa, Israel. From 2001 to 2002, Dr. Meretzki was in charge of biological and chemical research and development for Polyheal, Ltd. in Nesher, Israel.

Yossi Keret

Mr. Keret was appointed as our Chief Financial Officer on May 30, 2004. Before his appointment as our Chief Financial Officer, Mr. Keret acted as the Chief Financial Officer of M.L.L. Software and Computers Industries Ltd. (TASE:MLL) where he oversaw the company's three subsidiaries. Prior to his employment at M.L.L., he was the Chief Financial Officer of Internet-Zahav Group, Ltd. (NASDAQ:IGLD) the leading Israeli ISP with revenues in excess of $45 million, 900 employees and three subsidiaries. As the Chief Financial Officer of Top Image Systems Ltd. (NASDAQ:TISA), Mr. Keret directed all activities that led to a NASDAQ listing, formulated systems which increased sales growth 60% during his 5 year term and opened branches and subsidiaries in Europe and USA. He began his career at Kost Forer and Gabai Accountants - a member of E&Y International.

Mr. Keret holds a B.A. from Haifa University in Economics and Accounting, is a Certified Accountant in Israel and is working toward an MBA from Heriot-Watt University.

Doron Shorrer

Mr. Shorrer was appointed a director on October 2, 2003. Mr. Shorrer, ISR (CPA) was Chairman of the Board of Phoenix Insurance Company, one of the largest insurance companies in Israel and Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to these positions, Mr. Shorrer held senior appointments that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of "Nechasim" of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.

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

Hava Meretzki

Ms. Meretzki was appointed a director on October 2, 2003. Ms. Meretzki, Adv. is a partner in the law firm of Ben-Noun Meretzki in Haifa, Israel. Ms. Meretzki specializes in civil, trade and labor law and is presently Vice-Chairman for the National Council of the Israel Bar Association. Ms. Meretzki previously was a director of the Israel Electric Company. Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991, and in 1992 was admitted to the Israel Bar Association.

Isaac Braun

Mr. Braun was appointed a director on July 6, 2005. Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience. He has been a co-founder and board member of several hi-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology. Mr. Braun is involved with advising private companies on raising financing and business development.

Israel Ben-Yoram

Mr. Ben-Yoram was appointed a director on January 26, 2005. Mr. Ben-Yoram has been a director and partner in the accounting firm of Mor, Ben-Yoram and Partners in Israel since 1985 to now. This accounting firm currently employs over 15 employees in the field of auditing, consulting, and accompanying projects. Since 1992 to now, Mr. Ben-Yoram has also served as a shareholder and the head director of Mor, Ben-Yoram Ltd., a private company in Israel in parallel to the operation of the Mor, Ben-Yoram and Partners accounting firm. This company provides management services, economic consulting services and other professional services to businesses. Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in Economics from the Hebrew University of Jerusalem, an LLB and an MBA from Tel Aviv University and an LLM from Bar Ilan University.

Audit Committee and Audit Committee Financial Expert

On October 2, 2003, our board of directors created an audit committee and adopted an audit committee charter. On July 6, 2005 we appointed Hava Meretzki, Israel Ben-Yoram and Isaac Braun as members of our Audit Committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Mr. Israel Ben-Yoram and Mr. Isaac Braun are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Ms. Hava Meretzki is not considered independent as she is married to our Chief Executive Officer, Dr. Shai Meretzki. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the fiscal year 2005, the audit committee met a total of 4 times.

Other Committees of the Board

On October 2, 2003, our board of directors also created a compensation committee and a corporate governance committee. Our board of directors adopted a compensation committee charter and appointed Doron Shorrer and Hava Meretzki as members of our compensation committee. Our board of directors also adopted a corporate governance committee charter and appointed Doron Shorrer and Hava Meretzki as members of our corporate governance committee.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report for the year ended June 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Life Systems Inc. c/o Clark Wilson LLP, Suite 800 – 885 West Georgia Street, Vancouver, British Columbia, V6C 3H1.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Israel Ben-Yoram	1(1)	Nil	Nil
Isaac Braun(2)	1(1)	Nil	Nil
Yoram Druker(3)	1(1)	Nil	Nil
John Bakos(4)	1(1)	Nil	Nil

(1)             The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	Mr. Braun was appointed as a director of our company on July 6, 2005.
(3)	Mr. Druker resigned as a director of our company on July 6, 2005.

(4)                   Mr. Bakos was appointed as our President on February 18, 2005. He resigned as our President on May 31, 2005 and was appointed as our Vice President, Corporate Development on May 31, 2005 for one month. Mr. Bakos is now a part time consultant to our Company.

Item 10.	Executive Compensation.

The following table summarizes, to the end of fiscal year ended June 30, 2005, the compensation of Shai Meretzki, who has served as our Chief Executive Officer since October 17, 2004, Dr. Ze’evi Mendi, who served as our Chief Executive Officer from June 10, 2004 to October 17, 2004, Dr. Irit Arbel, who served as our Chief Executive Officer and a director from May 30, 2003 to June 10, 2004, and Mr. Harvey M.J. Lawson, who served as our Chief Executive Officer from May 11, 2001 to May 30, 2003 and as a director from May 11, 2001 to February 11, 2004. No other officers or directors received annual compensation in excess of $100,000 during the most recently completed fiscal year and are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Shai Meretzki Chief Executive Officer	2005 2004 2003	163,869 105,000 18,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ze’evi Mendi Chief Executive Officer	2005 2004 2003	47,236 Nil Nil	Nil Nil Nil	$10,000(1) Nil NIl	70,495(1) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Dr. Irit Arbel Former Chief Executive Officer and Director	2005 2004 2003	N/A 108,000 Nil	N/A Nil Nil	N/A Nil $20,000	N/A 563,962 Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Harvey Lawson Former Chief Executive Officer & Director	2005 2004 2003	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A 56,396 N/A	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil

(1)            Dr. Mendi was issued 50,000 common shares upon his termination as a director at a deemed price of $0.20 per share for his services as our Chief Executive Officer and 70,495 options to purchase shares of our common stock, exercisable at a price of $0.30 per share until February 15, 2008, for his services as a director of our company.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended June 30, 2005, there were no stock options granted to our named executive officers.

AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND 2004 FISCAL YEAR END OPTION/VALUES

During the fiscal year ended June 30, 2005, no stock options were exercised by our named executive officers.

REPRICING OF OPTIONS/SARS

During the year ended June 30, 2005 our board of directors resolved to reduce the exercise price of the outstanding stock options granted to the directors, employees and consultants of our company under our 2003 Stock Option Plan to $0.30 per share.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

We have no long-term incentive plans, other than the Stock Option Plan described below.

STOCK OPTION PLAN

On November 25, 2003, we adopted our 2003 Stock Option Plan, under which options to purchase up to 4,100,000 shares of our common stock can be granted to our directors, officers, employees and consultants. We granted a total of 3,645,780 options on December 30, 2003 with various exercise prices and expiration dates, to directors, officers, employees and consultants. On June 10, 2004 the former chief executive officer left our company and 156,734 of her options expired and were returned to the option pool. As at June 30, 2004, there were 610,954 unallocated options remaining under the 2003 Stock Option Plan. On July 6, 2004 we granted 451,170 options to the company's new chief financial officer. On February 15, 2005 we granted 70,495 options to Mendi Ze'evi, our former director and chief executive officer, exercisable at a price of $0.30 per share until February 15, 2008. During the last quarter of 2004, 15,415 options expired and were returned to the option pool. On September 1, 2005, there were 604,724 of our common stock still available for future grant under the Plan.

On July 22, 2004 we granted 500,000 options exercisable at a price of $0.40 per share until July 22, 2014 outside of our stock option plan. These options and an additional 500,000 options included in the 2003 Stock Option Plan expired, unexercised, on March 30, 2005.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings and on April 15, 2004, we approved of the following compensation for directors: annual compensation of $8,400 plus applicable taxes; meeting participation fees of $750 plus taxes; and for meeting participation by telephone, 50% of the regular meeting compensation. During the fiscal year ended June 30, 2005 we paid a total of $57,445 to directors as compensation.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2005.

We did not grant any stock options to directors of our company during the year ended June 30, 2005.

EXECUTIVE EMPLOYMENT AGREEMENTS

There are no written employment or consulting agreements between our company and any of our directors and executive officers, except an agreement with Yossi Keret dated May 29, 2004, under which Mr. Keret is paid 33,000 New Israeli Shekels per month (US$7,290 at a conversion rate of 4.52645 NIS to the $US). For a portion of fiscal 2005, we paid Dr. Mendi Ze'evi, our former Chief Executive Officer, a monthly gross compensation of $15,000. During the year ended June 30, 2005, we paid Dr. Ze’evi a total of $47,236. On October 17, 2004, Dr. Mendi Ze’evi ceased to be CEO of our company and his contract was not renewed.

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

The following table sets forth, as of September 1, 2005, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	CEDE & Co. PO Box 20 Bowling Green Station New York, NY 10004	16,315,470	25.63%
Common Shares	Shai Meretzki 38 Raul Wallenberg Haifa, Israel	10,053,170(2)	15.17%
Common Shares	Joseph Corso 15 Ottavio Promenade Staten Island, NY 10307	7,000,000	11.00%
Common Shares	Stonestreet Limited Partnership #1300 – 320 Bay Street Toronto, ON M5H 4A6 Canada	4,000,000	6.28%
Common Shares	Hava Meretzki 38 Raul Wallenberg Haifa, Israel	338,377(3)	0.53%
Common Shares	Doron Shorrer 33 Koreh Hadorot Street Jerusalem, Israel	451,170(4)	0.70%
Common Shares	Israel Ben-Yoram 24 Barkan Street Rishon Lezion, Israel	Nil	0%
Common Shares	Isaac Braun 9 Zeharia Street, POB 402 Bene Barak, Israel	2,000,000(5)	3.09%
Common Shares	Directors and Officers (as a group)	12,842,717(6)	18.80%

(1) Based on 63,653,483 shares of common stock issued and outstanding as of September 1, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 4,802,000 of which are registered under the name of A.R.Y. Holdings Ltd., which are owned and controlled by Dr. Shai Meretzki. 451,170 of which are options to purchase shares of common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days. 2,400,000 are common shares granted in connection with the issuance of Notice of Allowance by the United States Patent Office for our patent application number 09/890,401. An additional 2,400,000 are warrants to purchase shares of common stock granted in connection with the issuance of Notice of Allowance by the United States Patent Office for our patent application number 09/890,401.

(3) Representing options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(4) Representing options to purchase shares of our common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days.

(5) Includes warrants exercisable into 1,000,000 shares of our common stock that are currently exercisable or exercisable within 60 days.

(6) Includes options to purchase 1,240,717 shares of our common stock and warrants to purchase 3,400,000 shares of our common stock, that are currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Dr. Shai Meretzki is a signatory of the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology because he was an inventor of the technology listed in the license agreement. Dr. Meretzki is our Chief Executive Officer and an affiliate of our company through his indirect acquisition of shares of our common stock.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).
(10)	Material Contracts
10.1	Software Development Agreement (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
10.2	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).

10.3

Form of Common Stock and Warrant Purchase Agreement between our company and each of the following investors who participated in the October 25, 2004 Private Placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

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
10.4

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

10.5

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

10.7

Form of Agents’ Warrants between our company and each of the following agents who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

Name	Amount of Warrants Exercisable at $0.10 per Share

Yokim Asset Management Corp.	50,000
Yosef Solt	12,500
Ori Ackerman	25,000
David Buch	30,000
Shmuel Even	30,000 (pursuant to two separate agreements)
Avinoam Rapaport	10,000
Izhak Brown	75,000
Amnon Dardik	12,500
10.8*	Agreement dated January 12, 2005 between our company and Carlthon Corp. in respect of the January 24, 2005 private placement.
10.9

Form of Common Stock and Warrant Purchase Agreement between our company and each of the investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

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
10.15

Finder’s Fee Agreement for 1,200,000 shares between our company and Carlthon Corp. in respect of the January 24, 2005 private placement. (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005)

10.16

Form of Private Placement Subscription Agreement between our company and each of the following investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005):

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
10.20

Agent’s Purchase Agreement between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement. (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005)

10.21

Agent’s Warrant for 600,000 warrants between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement. (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005)

14.	Code of Ethics
14.1*	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors
(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Shai Meretzki.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2005 and for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending September 30, 2004, December 31, 2004 and March 31, 2005 were $50,000. The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global for services rendered for our annual financial statements included in our annual report on Form 10-KSB and for review of quarterly reports on Form 10-QSB for the year ended June 30, 2004 was $44,000.

Non-Audit Related Fees

For the fiscal year ended June 30, 2005, the aggregate fees billed for other services by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, not relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0, and for the fiscal year ended June 30, 2004, was $5,000.

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

1.	approved by our audit committee; or
2.

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

Date: September 23, 2005

By: /s/ Yossi Keret

Yossi Keret, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: September 23, 2005

By: /s/ Doron Shorrer

Doron Shorrer, Director

Date: September 23, 2005

By: /s/ Hava Meretzki

Hava Meretzki, Director

Date: September 23, 2005

By: /s/ Israel Ben-Yoram

Israel Ben-Yoram, Director

Date: September 23, 2005

By: /s/ Isaac Braun

Isaac Braun, Director

Date: September 23, 2005