Form 10QSB
period 2005-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2005-11-14
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   63,653,483 common shares issued and outstanding as of October 31, 2005

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders’ Equity (Deficiency)	5-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-14

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars (except share data)

September 30,
2005
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,445,507
Prepaid expenses	42,709
Other accounts receivables	81,222
Total current assets	1,569,438

LONG-TERM RESTRICTED LEASE DEPOSIT	27,296

SEVERANCE PAY FUND	35,059

PROPERTY AND EQUIPMENT, NET	262,086

DEFERRED ISSUANCE EXPENSES	182,436

Total assets	$2,076,315

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars (except share data)

September 30,
2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities know-how licensors	$18,750
Trade payables	133,981
Accrued expenses	148,455
Other accounts payable	63,680
Total current liabilities	364,866

LONG-TERM LIABILITIES
Know-how licensors, net of current maturities	184,300
Liability in respect of warrants	30,000
Accrued severance pay	42,779
257,079

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 63,653,483 shares	636
Additional paid-in capital	6,478,239
Deficit accumulated during the development stage	(5,024,505)
1,454,370

$2,076,315

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Three Month Ended September 30,		Period From May 11, 2001 (Inception) Through September 30,
	2005	2004	2005

Research and development costs, net	$253,306	$208,558	$3,043,488

General and administrative expenses	208,909	266,126	3,369,328

In-process research and development Write-off	-	-	246,470

	462,215	474,684	6,659,286

Financial income, net	(87,066)	(167,610)	(1,634,781)

Net loss for the period	$375,149	$307,074	$5,024,505

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares
used in computing basic and diluted
Net loss per share:	63,653,483	26,858,483

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					Accumulated	Total
			Additional	Receipts	during the	Stockholders’
	Common Stock		paid-in	On account	Development	Equity
	Shares	Amount	Capital	of shares	Stage	(Deficiency)

Balance as of May 11, 2001 (date of incorporation)	-	$-	$-	$-	$-	$-

Issuance of common stock July 9, 2001	35,000,000	350	2,150	-	-	2,500

Balance as of June 30, 2001 (audited)	35,000,000	350	2,150	-	-	2,500
Net loss	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-	933,464	-	933,464
Net loss	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003 (audited)	21,833,000	$218	$97,633	$933,464	$(540,898)	$490,417

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders’
	Shares	Amount	Capital	of shares	stage	Equity (Deficiency)

Balance as of July 1, 2003	21,833,000	$218	$97,633	$933,464	$(540,898)	$490,417

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Issuance of common stock on January 20, 2004	3,000,000	30	-	-	-	30
Issuance of warrants on January 20, 2004 for finder fee	-	-	192,000	-	-	192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-	800,000
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	357,618	-	-	-
Exercise of warrants on
April 19, 2004	300,000	3	224,997	-	-	225,000
Net loss	-	-	-	-	(2,010,350)	(2,010,350)

Balance as of June 30, 2004 (audited)	26,858,483	$268	$2,907,990	$-	$(2,551,248)	$357,010

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders’
	Shares	Amount	capital	of shares	stage	Equity (Deficiency)

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$-	$(2,551,248)	$357,010

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-	161,641	-	-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement
net of issuance costs of $28,908	3,250,000	333	296,059	-	-	296,092

Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement
net of issuance costs of $4,975	4,300,000	43	424,982	-	-	425,025

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-	-	70
Issuance of common stock and options on February 15, 2005 to former director of the company	550,000	(*)	14,500	-	-	14,500

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-	-	50

(*) Less then one dollar

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders’
	Shares	Amount	capital	of shares	stage	Equity (Deficiency)

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	-	144,000

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement
net of issuance costs of $24,000	12,000,000	120	1,175,880	-	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement
net of issuance costs of $6,038	750,000		68,954	-	-	68,962

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998	-	-	20,000

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. Dollars (except shares data)

					Deficit
					accumulated
			Additional	Receipts	during the	Total
	Common Stock		paid-in	on account	development	shareholders’
	Shares	Amount	capital	of shares	stage	Equity (Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178,116	-	-	541,884	-	-	541,884

Net loss for the year ended June 30, 2005	-	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005 (audited)	63,653,483	636	6,451,846	-	(4,649,356)	1,803,126

Stock based compensation related to options granted to employees	-	-	26,393	-	-	26,393

Net loss for the period	-	-	-	-	(375,149)	(375,149)

Balance as of September 30, 2005 (unaudited)	63,653,483	$636	$6,478,239	$-	$(5,024,505)	$(1,454,370)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,149)	$(307,074)	$(5,024,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,141	7,507	154,174
Capital gain	-	-	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	34,934	34,934	265,658
Stock-based compensation to consultants and employees	26,393	17,148	1,345,652
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	3,091	2,881	38,900
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	66,558	(21,567)	(72,387)
Decrease (increase) in prepaid expenses	18,590	26,968	(42,709)
Increase (decrease) in trade payables	(51,091)	(51,934)	124,575
Increase (decrease) in other accounts payable and accrued expenses	(35,031)	54,017	(230,724)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	(80)	(229)	(2,164)
Change in fair value of liability in respect of warrants	(120,000)	(210,000)	(1,949,850)
Accrued severance pay, net	850	(1,778)	7,720
Net cash used in operating activities	(420,794)	(449,136)	(4,176,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(23,137)	(2,333)	(217,769)
Proceed from sale of property and equipment	-	-	28,475
Purchase of long-term restricted lease deposit	-	-	19,851
Repayment of long-term restricted lease deposit	-	-	(26,176)
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(23,137)	(2,333)	(263,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	-	4,686,209
Issuance of warrants	-	-	1,272,790
Short-term bank credit, net	-	3,364	(26)
Repayment of know-how licensors	-	-	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know – how licenses	-	-	(69,885)
Net cash provided by financing activities	-	3,364	5,886,033

Increase (decrease) in cash and cash equivalents	(443,931)	(448,105)	1,445,507
Cash and cash equivalents at the beginning of the period	1,889,438	668,867	-
Cash and cash equivalents at the end of the period	$1,445,507	$220,762	$1,445,507

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30,
	2005	2004	2005

Non-cash investing and financing information:
Unpaid know-how	$-	$-	$218,750

Forgiveness of debt	$-	$-	$11,760

Issuance of stock to finders and employees	$-	$-	$18

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

a.

Pluristem Life Systems Inc. (the Company”), a Nevada Corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the “subsidiary”) that was incorporated under the laws of Israel and began its activity in January 2004.

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $5,024,505 through September 30, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2005, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2005 are applied consistently in these consolidated financial statements.

These financial statements should be read in conjunction with the audited annual financial statements of the Company as of June 30, 2005 and their accompanying notes.

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

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Volatility	112%
Weighted average risk-free interest rate	3.81%
Expected life (in years)	9.5

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Three months ended		Period from May 11, 2001 (In (inception) through
	September 30,		September 30
	2005	2004	2005

Net loss available to Common stock – as Reported	$375,149	$307,074	$5,024,505
Deduct – stock-based employee compensation – intrinsic value	(26,393)	-	(26,393)
Add - stock based employee compensation – fair value	21,070	174,588	668,513

Pro forma net loss	$369,826	$481,662	$5,666,625

Basic and diluted net loss per stock as reported	$(0.01)	$(0.01)

Basic and diluted pro forma net loss per stock	$(0.01)	$(0.02)

c.	Non-royalty-bearing grants

The Company’s subsidiary receives non-royalty-bearing grants from the European Union Research and Development Program, and from the MOST and STRIMM consortiums, which are part of the Office of the Chief Scientist Magnet program. These grants are recognized at the time the Company’s subsidiary is entitled to such grants on the basis of the costs incurred and are recorded as a reduction of research and development costs.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars
NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)
d.	Impact of recently issued accounting standards:

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections"- a replacement of APB No. 20, "Accounting changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS154 require retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company estimates that the adoption of FAS 154 will not have a significant impact on its results of operations and financial condition.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“statement 123 (R)”), “Share-Based Payment”, which in revision of SFAS 123,. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB statement 123 (R) is similar  to the approach describe in statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value .Pro forma discloser is no longer an alternative.  Statement 123 (R) must be adopted no later than perid beginning after December 15, 2005. Early adoption will be permitted   in periods in which financial statements have not yet been issued. The Company except to adopt statement 123 (R) on July 1, 2006.

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL

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
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of September 30, 2005, the fair value of the liability in respect for the warrants issued was $30,000. The fair value as of September 30, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.1%, expected dividend yield of 0%, expected volatility of 157%, and expected life of 1.33 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $270,000 and $120,000, for the year ended June 30, 2005 and for the three months ended September 30, 2005, respectively was recognized in the statements of operations as financial income.

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
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)
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

In March 2005 the Company issued according to the October 2004 Agreement additional 750,000 units for total consideration of $68,962 (net of cash issuance costs of $6,038), and additional 35,000 warrants were issued to finders as finders’ fee.

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
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

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

As of the date of the issuance the Company allocated the gross amount received of $12,000,000 to the par value of the shares issued ($120) and to the liability in respect of the warrants issued ($1,199,880). Issuance expenses in the amount of $63,000 and finders fee in the amount of $144,000 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005 the Registration Statement became effective and the Company became no longer under possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720,000 and the amount of the deferred issuance costs was $178,116. The change in the carrying amount of the liability in respect of the warrants, recorded as income, in the year ended June 30, 2005 amounted to $479,880.

The fair value as of May 13, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 104%, and expected life of 1.54 years.

j. On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 common stock purchase warrants as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Each warrant is exercisable until November 30, 2006 into one common share at a price of $0.30 per share. Salary expenses of $696,000 were recognized during the nine month period ended March 31, 2005 in respect of this bonus based on the quoted market price of the Company's stock and the fair value of the options granted determined using the Black – Scholes valuation model.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

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

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of June 30, 2005, 604,704 common stock of the Company are still available for future grant under the terms of the Plan.

Each option granted under the Plan is exercisable trough the expiration date of the Plan which is December 2013 unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option, which are canceled or forfeited before expiration, become available for future grants.

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

During the year ended June 30, 2005, 451,170 options with an exercise price of the options of $0.3 per share were granted to the Company’s Chief Financial Officer. On February 15, 2005 the Company issued 50,000 shares and 70,495 options to former director and Chief Executive Officer of the Company. The exercise price of the options is $0.3 per share and they are fully vested and exercisable till February 15, 2008. Compensation expenses of $14,500 were recognized during the period ended June 30, 2005 in accordance with APB 25. During the year ended June 30, 2005, 15,415 options to employees were forfeited.

As of September 30, 2005, 3,194,046 options to employees are exercisable.

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the year ended June 30, 2005.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

On September 21, 2005 the Board of directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.3 to $0.12. According to APB Opinion No. 25 and FIN 44, compensation expenses were recorded in the reported period in the amount of $26,363.

On September 21, the Board of directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over three years period. As the balance of the common stock available for grants under the plan is less than the amount granted, the terms of the stock options will be determine once the Board of directors approved.

Options to consultants:

In the framework of the stock option plan, the Company issues warrants to consultants, for carrying out investor relation's activities :On December 2003, the Company granted 669,189 options to consultants at a weighted average exercise price of $0.92.

In July 2004, the Company's board of directors approved to modify the terms of 500,000 options granted to a consultant on December 2003 (of which 250,000 are with an exercise price of $1 and 250,000 with an exercise price of $1.25) to provide for a cashless exercise of the options. The Board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4, vested immediately and with a cashless exercise feature. The additional 500,000 options were granted outside of the terms of the options plan. In June 2005 the consultant agreed to cancel the 1,000,000 options and to be granted 600,000 shares of the Company’s common stock.. Since the fair value of the options that were canceled and the shares that were issued were equal, no additional compensation expenses were recorded.

As of September 30, 2005, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $357,618 and $161,641 and $0 were recognized during the year ended June 30, 2004 and 2005 and in the period of three months ended September 30, 2005, respectively in accordance with EITF 96-18.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 4: -GRANT RECEIVED FROM THE GOVERNMENT OF ISRAEL

The Company’s subsidiary received funding as part of its participation in the Office of Chief Scientist Magnet program operated by Israel's Ministry of Industry and Trade. Through September 30, 2005, the subsidiary received grants in the amount of $224,450.

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

We entered into a consulting agreement as of April 1, 2005 with Biological Industries, Ltd., of Kibbutz Bet-HuEmek, MP Oshrat 25015 where by our company and Biological Industries Ltd. have agreed to globally distribute joint project products in the field of serum-free media specially designed for hematopoietic and mesenchymal stem cells utilizing our PluriXTM Bioreactor system. Biological Industries Ltd. is a privately-held, leading biotechnology manufacturer and provider of a large range of animal cell culture products including sterile, sea, liquid and powdered synthetic media, supplements and novel serum free media products in the filed of cellular biology. Biological Industries Ltd. exports products to thirty countries internationally. Biological Industries Ltd. will pay us a license fee equal to 5% of sales of serum-free media developed in the joint project products for seven years commencing on the date of the first sale.

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

1.	Primary Advantages of PluriX™ Bioreactor System

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

Research and Development

Foundational Research

For the last five years, our former Chief Executive Officer, Dr. Shai Meretzki, has made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed by Dr. Meretzki and his team in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID-NOD mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years. The technology resulting from this research is the subject of our license agreement (see “Intellectual Property”).

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

Also, if we are able to successfully develop our PluriX™ Bioreactor system, we believe that the stem cells produced in the PluriX™ Bioreactor system may be regulated by the Food and Drug Administration as a licensed biologic, although there can be no assurance that the Food and Drug Administration will not choose to regulate these stem cells in a different manner. The Food and Drug Administration categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a "tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health." For products which may be regulated as biologics, the Food and Drug Administration requires: (i) preclinical laboratory and animal testing; (ii) submission to the Food and Drug Administration of an Investigational Device Exemption or Investigational Device Exemption New Drug application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-

controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the Food and Drug Administration of a biologic license application; and (v) review and approval of the biologic license application as well as inspections of the manufacturing facility by the Food and Drug Administration prior to commercial marketing of the product.

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

PLAN OF OPERATIONS

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

We have not generated any revenues and our operating activities have used cash resources of over $420,794 for the three month period ended September 30, 2005. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,700,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,300,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of

PluriX™ Bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,400,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

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

Liquidity and Capital Resources

During the three month period ended September 30, 2005, we incurred a net loss of $375,149, as compared to a net loss of $2,098,108 in the year ended June 30, 2005. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. As at September 30, 2005 we had cash of $1,445,507, which will be sufficient to fund our operations for approximately 6 months.

While we expect that we have sufficient funds to operate until Spring of 2006, we will have to raise additional funds from the market before we have any cash flow from operations. The approval process for our products in the United States and other jurisdictions is protracted and we believe will take several years. In addition, any acquisitions that we may plan or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance of our securities.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2006, we will continue with the research and development activities referenced above.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $5,024,505 since inception through the three month period ended September 30, 2005.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on September 23, 2005.

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

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our Chief Executive Officer, Zami Aberman and our Chief Financial Officer, Yossi Keret. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2005 we issued 50,000 shares to one of our former directors as compensation for his services as a director. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 6, 2005, Yoram Druker resigned as a director of our company and Isaac Braun was appointed to our board of directors. On September 26, 2005, Dr. Shai Meretzki resigned as our Chief Executive Officer and Zami Aberman was appointed as our Chief Executive Officer. On October 26, 2005 we appointed Dr. Ora Adout-Burger as our Vice President Development.

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
10.8

Agreement dated January 12, 2005 between our company and Carlthon Corp. in respect of the January 24, 2005 private placement (incorporated by reference from our annual report on Form 10-KSB filed September 23, 2005).

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

10.22	Consulting Agreement dated April 1, 2005 with Biological Industries, Ltd. (incorporated by reference from our current report on Form 8-K filed on November 1, 2005).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (incorporated by reference from our annual report on Form 10-KSB filed on September 23, 2005)

(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Zami Aberman

Zami Aberman, Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2005

By: /s/ Yossi Keret

Yossi Keret, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2005