Form 10QSB
period 2005-12-31
PLURISTEM LIFE SYSTEMS INC
filed 2006-02-09
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   63,733,483 common shares issued and outstanding as of January 18, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders’ Equity (Deficiency)	5-7
Consolidated Statements of Cash Flows	8-9
Notes to Consolidated Financial Statements	10-14

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

December 31,
2005
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,018,484
Prepaid expenses	12,385
Other accounts receivables	54,590
Total current assets	1,085,459

LONG-TERM RESTRICTED LEASE DEPOSIT	30,949

SEVERANCE PAY FUND	40,043

PROPERTY AND EQUIPMENT, NET	256,897

DEFERRED ISSUANCE EXPENSES	147,502

Total assets	$1,560,850

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

December 31,
2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities know-how licensors	$218,750
Trade payables	140,976
Accrued expenses	137,260
Other accounts payable	70,044
Total current liabilities	567,030

LONG-TERM LIABILITIES
Accrued severance pay	51,860

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 63,653,483 shares	636
Additional paid-in capital	6,451,846
Deficit accumulated during the development stage	(5,510,522)
941,960

$1,560,850

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Six Month Period Ended December 31,		Three Month Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2005	2004	2005	2004	2005

Research and development costs, net	$520,177	$411,305	$266,871	$149,970	$3,310,359

General and administrative expenses	412,679	478,857	203,770	265,508	3,573,098

In-process research and development write-off	-	-	-	-	246,470

	932,856	890,162	470,641	415,478	7,129,927

Financial expenses (income), net	(71,690)	(181,207)	15,376	(13,597)	(1,619,405)

Net loss for the period	$861,166	$708,955	$486,017	$401,881	$5,510,522

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of shares
used in computing basic and diluted
net loss per share:	63,653,483	27,423,700	63,653,483	27,953,592

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)

					Deficit
					Accumulated	Total
			Additional	Receipts	during the	Stockholders’
	Common Stock		paid-in	On account	Development	Equity
	Shares	Amount	Capital	of shares	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	35,000,000	$350	$2,150	$-	$-	$2,500

Balance as of June 30, 2001 (audited)	35,000,000	350		-	-	2,500
Net loss	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-	933,464	-	933,464
Net loss	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003 (audited)	21,833,000	$218	$97,633	$933,464	$(540,898)	$490,417

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Deficit
					accumulated	Total
			Additional	Receipts	During the	Shareholders’
	Common Stock		paid-in	on account	development	Equity
	Shares	Amount	Capital	of shares	stage	(Deficiency)

Balance as of July 1, 2003	21,833,000	$218	$97,633	$933,464	$(540,898)	$490,417

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70,110	725,483	7	1,235,752	(933,464)	-	302,295
Issuance of common stock on January 20, 2004	3,000,000	30	-	-	-	30
Issuance of warrants on January 20, 2004 for finder’s fee	-	-	192,000	-	-	192,000
Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-	800,000
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	357,618	-	-	357,618
Exercise of warrants on
April 19, 2004	300,000	3	224,997	-	-	225,000
Net loss for the year	-	-	-	-	(2,010,350)	(2,010,350)

Balance as of June 30, 2004	26,858,483	$268	$2,907,990	$-	$(2,551,248)	$357,010

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

						Deficit
						accumulated	Total
			Additional	Receipts		During the	Shareholders’
	Common Stock		paid-in	on account		development	Equity
	Shares	Amount	capital	of shares		stage	(Deficiency)

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$-		$(2,551,248)	$357,010

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-	161,641	-		-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-		-	296,092

Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-		-	425,025

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-		-	70
Issuance of common stock and options on February 15, 2005 to former director of the company	50,000	(*)	14,500	-	`	-	14,500

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-		-	50

(*) Less then one dollar

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Deficit
					accumulated
			Additional	Receipts	During the	Total
	Common Stock		paid-in	on account	development	Shareholders’
	Shares	Amount	capital	of shares	stage	Equity (Deficiency)

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	-	144,000

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24,000	12,000,000	120	1,175,880	-	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6,038	750,000	8	68,954	-	-	68,962

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998		-	20,000

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Deficit
					accumulated
			Additional	Receipts	uring the	Total
	Common Stock		paid-in	on account	development	shareholders’
	Shares	Amount	capital	of shares	stage	Equity (Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178,116	-	-	541,884	-	-	541,884

Net loss for the year	-	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	636	6,451,846	-	(4,649,356)	1,803,126

Net loss for the period	-	-	-	-	(861,166)	(861,166)

Balance as of December 31, 2005 (unaudited)	63,653,483	$636	$6,451,846	$-	$(5,510,522)	$(941,960)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars
	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(861,166)	$(708,955)	$(5,510,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,668	15,675	164,701
Capital gain	-	-	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	69,868	69,868	300,592
Stock-based compensation to consultants and employees	-	151,570	1,345,652
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	18,791	5,811	54,600
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	93,191	(9,475)	(45,754)
Decrease in prepaid expenses	48,914	54,471	77,615
Increase (decrease) in trade payables	(44,097)	(2,301)	131,569
Increase (decrease) in other accounts payable and accrued expenses	(39,862)	39,814	(325,555)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	(80)	(1,245)	(2,164)
Change in fair value of liability in respect of warrants	(150,000)	(270,000)	(1,979,850)
Accrued severance pay, net	4,947	3,710	11,817
Net cash used in operating activities	(838,826)	(651,057)	(4,568,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(28,475)	(29,759)	(223,107)
Proceed from sale of property and equipment	-	-	28,475
Purchase of long-term restricted lease deposit	(3,653)	-	19,851
Repayment of long-term restricted lease deposit	-	-	(29,829)
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(32,128)	(29,759)	(272,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	296,092	4,686,209
Issuance of warrants	-	-	1,246,397
Short-term bank credit, net	-	12,516	(26)
Repayment of know-how licensors	-	(31,250)	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know – how licenses	-	-	(69,885)
Net cash provided by financing activities	-	277,358	5,859,640

Increase (decrease) in cash and cash equivalents	(870,954)	(403,458)	1,018,484
Cash and cash equivalents at the beginning of the period	1,889,438	668,867	-
Cash and cash equivalents at the end of the period	$1,018,484	$265,409	$1,018,484

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

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $5,510,522 through December 31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of December 31, 2005, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Six months ended December 31		Three months ended December 31	Period from May 11, 2001 (inception) through December 31
	2005	2004	2004	2005

Net loss available to Common stock – as Reported	$861,166	$708,955	$401,881	$5,510,522
Add - stock based employee compensation – fair value	56,898	396,238	204,418	690,932

Pro forma net loss	$918,064	$1,105,193	$606,299	$6,201,454

Basic and diluted net loss per stock as reported	$(0.01)	$(0.03)	$(0.01)

Basic and diluted pro forma net loss per stock	$(0.01)	$(0.04)	$(0.02)

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

a.

The Company's authorized common stock consists of 1,400,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol PLRS.OB.

b.	On July 9, 2001, the Company issued 35,000,000 shares of common stock in consideration for $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 14,133,000 shares of common stock at a price of $0.007 per common share in consideration for $100,950 before offering costs of $17,359.

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of December 31, 2005, the fair value of the liability in respect for the warrants issued was $0. The fair value as of December 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 155%, and expected life of 1.06 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $1,079,970, $270,000 and $150,000, for the year ended June 30, 2004 and 2005 and for the six months ended December 31, 2005, respectively was recognized in the statements of operations as financial income.

In addition, the Company issued 300,000 warrants to finders in connection with this private placement, exercisable into 300,000 common shares at a price of $0.75 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192,000 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model under the same weighted average assumptions.

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

i

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

As of the date of the issuance the Company allocated the gross amount received of $1,200,000 to the par value of the shares issued ($120) and to the liability in respect of the warrants issued ($1,199,880). Issuance expenses in the amount of $63,000 and finders fee in the amount of $144,000 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005 the Registration Statement became effective and the Company became no longer under possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720,000 and the amount of the deferred issuance costs was $178,116. The change in the carrying amount of the liability in respect of the warrants, recorded as income, in the year ended June 30, 2005 amounted to $479,880.

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

l.	Stock Option Plan 2003 ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of December 31, 2005, 365,020 common stock of the Company are still available for future grant under the terms of the Plan.

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

During the year ended June 30, 2005, 451,170 options with an exercise price of of $0.3 per share were granted to the Company’s Chief Financial Officer. On February 15, 2005 the Company issued 50,000 shares and 70,495 options to former director and Chief Executive Officer of the Company. The exercise price of the options is $0.3 per share and they are fully vested and exercisable till February 15, 2008. Compensation expenses of $14,500 were recognized during the year ended June 30, 2005 in accordance with APB 25. During the year ended June 30, 2005, 15,415 options to employees were forfeited.

As of December 31, 2005, 3,250,912 options to employees are exercisable.

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. On September 21, 2005 the Board of directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.3 to $0.12. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the year ended June 30, 2005 and in the six months period ended December 31, 2005.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

Options to consultants:

In the framework of the stock option plan, the Company issues warrants to consultants, for carrying out investor relation's activities On December 2003, the Company granted 669,189 options to consultants at a weighted average exercise price of $0.92.

In July 2004, the Company's board of directors approved to modify the terms of 500,000 options granted to a consultant on December 2003 (of which 250,000 are with an exercise price of $1 and 250,000 with an exercise price of $1.25) to provide for a cashless exercise of the options. The Board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4, vested immediately and with a cashless exercise feature. The additional 500,000 options were granted outside of the terms of the options plan. In June 2005 the consultant agreed to cancel the 1,000,000 options and to be granted 600,000 shares of the Company’s common stock. Since the fair value of the options that were canceled and the shares that were issued were equal, no additional compensation expenses were recorded.

As of December 31, 2005, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $357,618 and $161,641 and $0 were recognized during the year ended June 30, 2004 and 2005 and in the period of six months ended December 31, 2005, respectively in accordance with EITF 96-18.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

m.	Stock Option Plan 2005 ("ESOP")

Under the Company's 2005 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 15,000,000 of its common stock.

Each option granted under the Plan is exercisable trough the expiration date of the Plan which is January 2016 unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option, which are cancelled or forfeited before expiration, become available for future grants.

Options to employees:

On September 21, the Board of Directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over a three years period. As the balance of the common stock available for grants under the 2003 plan was less than the amount granted, it was resolved that he will be granted under the 2005 plan. On January 17, 2005 the Company granted him the stock options from the 2005 plan. The Board resolved also to reduce the exercise price to $0.1 according to the stock market price at the date of actual grant and also to revise the vesting period to two years. The reduction of the exercise price did not result in compensation expenses in the six months period ended December 31, 2005. The award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised

Options to consultants:

On November 21, 2005 the Board of Directors approved Dr. Shai Maretzki’s consulting agreement with the Company (which was signed on the same date) for a period of 2.5 years. Under this agreement the Company will grant him 1,500,000 stock options from the new 2005 ESOP Plan, under its terms and upon the formal approval of the 2005 ESOP Plan by Tax Authorities. The options will have a two years vesting period with six months grace period (i.e. vesting equally during the remaining 18 months). The option’s exercise price will be determined as the stock price at the date of grant. The actual grant date was determined to be January 17, 2006, the date of receipt of the formal approval by the Income Tax Authorities. The stock price at that day was $0.10. The Company did not recognize compensation expenses as of December 31, 2005.

NOTE 4: -GRANT RECEIVED FROM THE GOVERNMENT OF ISRAEL

The Company’s subsidiary received funding as part of its participation in the Office of Chief Scientist Magnet program operated by Israel's Ministry of Industry and Trade. Through December 31, 2005, the subsidiary received grants in the amount of $245,872 and $151,119 for the six month period ended December 31, 2005.

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

We plan to specialize initially in the expansion of hematopoietic stem cells found in umbilical cord blood, using the technology platform we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. We intend to improve this technology platform and develop it into a functional stem cell expansion system for the treatment of severe blood disorders. The first product targets a critical global shortfall of matched tissue for bone marrow transplantation. We completed initial pre-clinical trials on mice that have insufficient immune systems so as to simulate human blood and immune systems (SCID mice). We intend to test our first product in clinical trials to gain Federal Drug Administration approval.

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

Scientists primarily work with two kinds of stem cells from humans: embryonic stem cells and adult stem cells, which have different functions and characteristics. In some adult tissues, such as bone marrow, muscle, and brain, discrete populations of adult stem cells generate replacements for cells that are lost through normal wear and tear, injury, or disease.

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

We entered into a consulting agreement as of April 1, 2005 with Biological Industries, Ltd., of Kibbutz Bet-HuEmek, MP Oshrat 25015 whereby our company and Biological Industries Ltd. have agreed to globally distribute joint project products in the field of serum-free media specially designed for hematopoietic and mesenchymal stem cells utilizing our PluriXTM Bioreactor system. Biological Industries Ltd. is a privately-held, leading biotechnology manufacturer and provider of a large range of animal cell culture products including sterile, sea, liquid and powdered synthetic media, supplements and novel serum free media products in the filed of cellular biology. Biological Industries Ltd. exports products to thirty countries internationally. Biological Industries Ltd. will pay us a license fee equal to 5% of sales of serum-free media developed in the joint project products for seven years commencing on the date of the first sale.

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

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, owing to the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to date to transplants in babies and children weighing less than 45 kg. Moreover, there are no existing hematopoietic stem cell expansion technologies for umbilical cord blood that can increase, to the best of our knowledge, the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

In summary, transplants of hematopoietic stem cells derived from umbilical cord blood are a novel alternative to conventional bone marrow transplants and have several unique advantages, in spite of their present quantitative limitations. Umbilical cord blood lends itself to sorting and storing in cord blood banks and transplant clinics, leading to the ability to build data bases of expanded umbilical cord blood for national and worldwide access and use, making search of bone marrow transplant donors easily facilitated and making autologus bone marrow transplants in adults potentially feasible. We believe that the advantages in use of umbilical cord blood hematopoietic stem cells, combined with our platform technology have the potential to change the way bone marrow transplants are conducted in the future.

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

The PluriX™ Bioreactor system is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce outside of the human body. The system mimics the environment which exists in human bones, in which stem cells reproduce in nature. The stem cells are “tricked” into growing and reproducing in the PluriX™ Bioreactor in a similar way they would in living bone. We expect that the three dimensional PluriX™ Bioreactor system has the potential to bring about the expansion of umbilical cord blood hematopoietic stem cells to proportions that will be enough for transplants in adults, without promoting differentiation.

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

Presently, the standard bone marrow transplant procedure costs approximately $100,000 per patient. This translates into approximately $5 billion annually that patients and their medical insurers around the world are spending.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and processes we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the license agreement we have exclusive rights to the technology covering a patent application entitled "Method and Apparatus for Maintenance and Expansion of Hematopoietic Stem Cells and/or Progenitor Cells" filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent applications have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 28, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Expansion of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor.” This patent – No 6,911,201, allowance provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell expansion without differentiation. Our other issued patent presents claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii) three dimensional stromal cells based bioreactor.

The patent was issued in South Africa in October, 2002, and is due to expire in approximately 2020. Patents were approved in Australia and New Zealand in July 2003 and are due to expire in approximately 2020. In addition, we and our exclusive licensors plan to file applications for patents in the United States and equivalent applications in certain other countries claiming other aspects of our technology and processes.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until patents issue, we also can not be certain that others did not first file applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

We rely on the license granted by Weizmann Institute of Science and Technion-Israel Institute of Technology and others for the patent rights related to our core technology, the PluriX™ Bioreactor system. If we breach the license agreement or otherwise fail to comply with the license agreement, or if the license agreement expires or is otherwise terminated, we may lose our rights in such patents, which would have a material adverse affect on our business, financial condition and results of operations.

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

Research and Development

Foundational Research

For the last five years, our former Chief Executive Officer, Dr. Shai Meretzki, has made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed by Dr. Meretzki and his team in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years. The technology resulting from this research is the subject of our license agreement (see “Intellectual Property”).

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell expansion technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor bone marrow and other tissues and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Employees

We presently have 15 employees in research and development and 4 employees in management through our wholly owned subsidiary, Pluristem, Ltd.

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

We have not generated any revenues and our operating activities have used cash resources of over $391,639 for the three month period ended December 31, 2005. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - expanded hematopoietic stem cell product, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,500,000 generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,500,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ Bioreactors for expansion and on conducting studies on mice to examine stem cell development and expansion.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,000,000. These expenses will include office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our products will not be ready for sale for up to five years.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned within five years:

•	Raise equity or debt financing or a combination of equity and debt financing of at least $6,000,000.
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

Liquidity and Capital Resources

During the three month period ended December 31, 2005, we incurred a net loss of $486,017, as compared to a net loss of $2,098,108 in the year ended June 30, 2005. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. As at December 31, 2005 we had cash of $1,018,484, which will be sufficient to fund our operations for approximately 4 months.

While we expect that we have sufficient funds to operate until early spring of 2006, we will have to raise additional funds from the market before we have any cash flow from operations. The approval process for our products in the United States and other jurisdictions is protracted and we believe will take several years. In addition, any acquisitions that we may plan or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance of our securities.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("123(R)"), which in revision of FASB Statement No. 123, "Accounting For Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting For Stock Issued To Employees", and amends FASB Statements No. 95, "Statement of Cash Flows". Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on January 1, 2006.

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

Going concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $5,510,522 since inception through the three month period ended December 31, 2005.

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

We raised proceeds of approximately $3,250,000 in three private placement offerings of our securities in October of 2004 and January of 2005 to support the development and commercialization of our PluriX™ Bioreactor system. These funds are expected to fund operations until Summer of 2006. Our ability to continue to develop and commercialize the PluriX™ Bioreactor system is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 21, 2005, Zami Aberman, our Chief Executive Officer, was appointed as a director of our company.

On November 21, 2005, our board of directors adopted our 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 15,000,000 shares of our common stock. As of January 31, 2006, there were 2,860,000 shares of our common stock still available for future grant under the plan.

Pursuant to a consulting agreement dated September 26, 2005 with our chief executive officer and president, Zami Aberman, we agreed to grant Zami Aberman stock options to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.12 per share. We have agreed to grant the stock options to purchase up to 4,500,000 shares of our common stock to Zami Aberman pursuant to our 2005 Stock Option Plan at an exercise price of $0.10 per share.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).
(4)	Instruments Defining the Rights of Security Holders
4.1	2003 Stock Option Plan (incorporated by reference from our registration statement on Form S-8 filed December 29, 2003)
4.2	2005 Stock Option Plan*

(10)	Material Contracts
10.1	Software Development Agreement (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
10.2	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).
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

10.22	Consulting Agreement dated April 1, 2005 with Biological Industries, Ltd. (incorporated by reference from our current report on Form 8-K filed on November 1, 2005).
10.23	Consulting Agreement dated September 26, 2005 with Zami Aberman*
10.24	Consulting Agreement dated November 24, 2005 with Meretzki Consulting Ltd.*
10.25	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K filed on January 19, 2006).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (incorporated by reference from our annual report on Form 10-KSB filed on September 23, 2005)
(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Zami Aberman

Zami Aberman, Chief Executive Officer

(Principal Executive Officer)

Date: February 9, 2006

By: /s/ Yossi Keret

Yossi Keret, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: February 9, 2006