Form 10QSB
period 2006-03-31
PLURISTEM LIFE SYSTEMS INC
filed 2006-05-04
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   63,743,483 common shares issued and outstanding as of April 27, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2006, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	3-4
Consolidated Statements of Operations	5
Statements of changes in Stockholders’ Equity (Deficiency)	6-11
Consolidated Statements of Cash Flows	11-12
Notes to Consolidated Financial Statements	13-26

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

March 31,
2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$405,825
Prepaid expenses	78,380
Other accounts receivables	96,767
Total current assets	580,972

LONG-TERM RESTRICTED LEASE DEPOSIT	30,819

SEVERANCE PAY FUND	45,839

PROPERTY AND EQUIPMENT, NET	253,568

DEFERRED ISSUANCE EXPENSES	112,568

Total assets	$1,023,766

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

March 31,
2006
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Know-how licensors	$218,750
Trade payables	187,661
Accrued expenses	141,409
Other accounts payable	54,512
Total current liabilities	602,332

LONG-TERM LIABILITIES
Accrued severance pay	59,874

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 63,743,483 shares	636
Additional paid-in capital	6,500,028
Deficit accumulated during the development stage	(6,139,104)
361,560

$1,023,766

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Nine Month Period Ended March 31,		Three Month Ended March 31,		Period From May 11, 2001 (Inception) Through March 31,
	2006	2005	2006	2005	2006

Research and development costs, net	$867,843	$1,437,801	$347,665	$995,730	$3,658,024

General and administrative expenses	666,105	725,492	253,426	277,401	3,826,524

In-process research and development write-off	-	-	-	-	246,470

	1,533,948	2,163,293	601,091	1,273,131	7,731,018

Financial expenses (income), net	(44,200)	(32,290)	27,491	148,918	(1,591,914)

Net loss for the period	$1,489,748	$2,131,003	$628,582	$1,422,049	$6,139,104

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.01)	$(0.03)

Weighted average number of shares
used in computing basic and diluted
net loss per share:	50,180,355	33,066,731	63,740,816	44,603,594

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Deficit
					accumulated	Total
			Additional	Receipts	During the	Shareholders’
	Common Stock		paid-in	on account	development	Equity
	Shares	Amount	capital	of shares	stage	(Deficiency)

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$-	$(2,551,248)	$357,010

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-	161,641	-	-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-	-	296,092

Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	-	425,025

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-	-	70
Issuance of common stock and options on February 15, 2005 to former director of the company	50,000	(*)	14,500	-	-	14,500

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-	-	50
(*) Less then one dollar

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

In U.S. Dollars (except share and per share data)

Deficit
accumulated	Total
			Additional	Receipts	during the	shareholders’
	Common Stock		paid-in	on account	development	Equity
	Shares	Amount	capital	of shares	stage	(Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178,116	-	-	541,884	-	-	541,884

Net loss for the year	-	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	636	6,451,846	-	(4,649,356)	1,803,126

Exercise of warrants into common stock on November 28, 2005 for finder fee related to the January 24, 2005 Agreement	80,000	(*)	-	-	-	-

Exercise of warrants into common stock on January 25, 2006 for finder fee related to the January 24, 2005 Agreement	10,000	(*)	-	-	-	-

Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-	48,182	-	-	48,182
Net loss for the period	-	-	-	-	(1,489,748)	(1,489,748)

Balance as of March 31, 2006 (unaudited)	63,743,483	$636	$6,500,028	$-	$(6,139,104)	$(361,560)
(*) Less than one dollar

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. Dollars

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,489,748)	$(2,131,003)	$(6,139,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,528	25,001	175,561
Capital gain	-	(12,954)	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	104,802	119,244	335,526
Stock-based compensation to consultants and employees	48,182	151,570	1,393,834
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	18,791	9,292	54,600
Salary grant in shares and warrants	-	696,000	710,500
Decrease (increase) in accounts receivable	51,014	(19,792)	(87,931)
Decrease in prepaid expenses	(17,081)	(16,431)	11,620
Increase (decrease) in trade payables	2,588	(66,785)	178,254
Increase (decrease) in other accounts payable and accrued expenses	(51,245)	110,342	(336,938)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	50	(1,205)	(2,164)
Change in fair value of liability in respect of warrants	(150,000)	(180,000)	(1,979,850)
Accrued severance pay, net	7,165	6,131	14,035
Net cash used in operating activities	(1,443,954)	(1,310,590)	(5,173,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(36,006)	(22,645)	(230,638)
Proceed from sale of property and equipment	-	-	28,475
Purchase of long-term restricted lease deposit	(3,653)	(25,278)	(29,699)
Repayment of long-term restricted lease deposit	-	19,851	19,851
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(39,659)	(28,072)	(280,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	3,150,367	4,686,209
		-	1,246,397
Short-term bank credit, net	-	(23)	(26)
Repayment of know-how licensors	-	(81,250)	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know – how licenses	-	-	(69,885)
Net cash provided by financing activities	-	3,024,094	5,859,640

Increase (decrease) in cash and cash equivalents	(1,483,613)	1,685,432	405,825
Cash and cash equivalents at the beginning of the period	1,889,438	668,867	-
Cash and cash equivalents at the end of the period	$ 405,825	$ 2,354,299	$ 405,825

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2006	2005	2006

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$218,750

Issuance of stock to finders and employees	$ -	$696,018	$696,018

Issuance of shares	$ -	$ 20,000	$ 20,000

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

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $6,139,104 through March 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2006, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006.

d.	As for the issuance of Senior Secured Convertible Debentures that were issued on April 3, 2006 refer to note 3 (p) subsequent events.

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

The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended March 31, 2006 and 2005:

	Nine month ended March 31
	2006	2005
Dividend yield	0%	0%
Volatility	105%	98%
Weighted average risk-free interest rate	4.2%	4.2%
Expected life (in years)	6	10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Nine months ended March 31		Three months ended March 31		Period from May 11, 2001 (inception) through March 31
	2006	2005	2006	2005	2006

Net loss available to Common stock – as Reported	$1,489,748	$2,131,003	$628,582	$1,442,049	$6,139,104
Add - stock based employee compensation – fair value	290,646	522,151	233,748	132,036	981,578

Pro forma net loss	$1,780,394	$2,653,154	$869,330	$1,554,085	$7,120,682

Basic and diluted net loss per stock as reported	$(0.03)	$(0.06)	$(0.01)	$(0.03)

Basic and diluted pro forma net loss per stock	$(0.04)	$(0.08)	$(0.01)	$(0.03)

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“statement 123 (R)”), “Share-Based Payment”, which in revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 123. Statement 123 (R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value .Pro forma discloser is no longer an alternative. The Company except to adopt statement 123 (R) on July 1, 2006.

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of March 31,2006, the fair value of the liability in respect for the warrants issued was $0. The fair value as of March 31,2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%, expected dividend yield of 0%, expected volatility of 99.6%, and expected life of 0.83 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $1,079,970, $270,000 and $150,000, for the year ended June 30, 2004 and 2005 and for the nine months ended March 31,2006, respectively was recognized in the statements of operations as financial income.

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

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

k.

Following the Board resolutions and authorizations from January 28, 2004, the Company issued on February 11, 2004, an aggregate amount of 1,000,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004.

Total compensation, measured as the grant date fair market value of the stock, amounted to $800,000 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

l.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.
m.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.
n.	Stock Option Plan 2003 ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of March 31, 2006, 68,941 common stock of the Company are still available for future grant under the terms of the Plan.

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

During the nine months ended March 31, 2006 , 239,683 options with an exercise price of $0.1 per share were granted to directors of the Company.

As of March 31, 2006, 3,546,991 options to employees are exercisable.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. On September 21, 2005 the Board of directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.3 to $0.12. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the year ended June 30, 2005 and in the nine months period ended March 31, 2006.

Options to consultants:

In the framework of the stock option plan, the Company issues warrants to consultants, for carrying out investor relation's activities On December 2003, the Company granted 669,189 options to consultants at a weighted average exercise price of $0.92.

In July 2004, the Company's board of directors approved to modify the terms of 500,000 options granted to a consultant on December 2003 (of which 250,000 are with an exercise price of $1 and 250,000 with an exercise price of $1.25) to provide for a cashless exercise of the options. The Board of directors also resolved that the options' exercise price will be reduced to $0.4 and that the options will be fully vested. In addition, it was resolved to grant the consultant additional 500,000 options with an exercise price of $0.4, vested immediately and with a cashless exercise feature. The additional 500,000 options were granted outside of the terms of the options plan. In June 2005 the consultant agreed to cancel the 1,000,000 options and to be granted 600,000 shares of the Company’s common stock. Since the fair value of the options that were cancelled and the shares that were issued were equal, no additional compensation expenses were recorded.

As of March 31, 2006, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $357,618 and $161,641 and $0 were recognized during the year ended June 30, 2004 and 2005 and in the period of nine months ended March 31, 2006, respectively in accordance with EITF 96-18.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

o.	Stock Option Plan 2005 ("ESOP")

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

Options to employees:

On September 21, 2005 the Board of Directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over a three years period. On January 17, 2006 the Company granted him the stock options from the 2005 plan and resolved to reduce the exercise price to $0.1 and also to revise the vesting period to two years. The reduction of the exercise price did not result in compensation expenses in the nine months period ended March 31, 2006. The award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised.

On January 17, 2006, the Company granted 5,490,000 stock options to employees and directors from the Plan. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price was determined as the stock price at the date of grant witch was $0.10.

Options to consultants:

On November 21, 2005 the Board of Directors approved Dr. Shai Maretzki’s consulting agreement with the Company (which was signed on the same date) for a period of 2.5 years. Under this agreement the Company granted him 1,500,000 stock options under the Plan and upon the formal approval of the Plan by Tax Authorities. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The options were granted on January 17, 2006 at the price of $0.10.

On January 17, 2006, the Company granted to consultants 1,000,000 stock options from the Plan. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price will be determined as the stock price at the date of grant. The stock price at that day was $0.10.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for March 31, 2006: risk-free interest rates of 4.3%, expected dividend yield of 0%, expected volatility of 105%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $48,182 were recognized during the nine and three months ended March 31, 2006, in accordance with EITF 96-18.

p.	Subsequent events

1.             On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures”), for gross proceeds of $3,000,000. In conjunction with this financing, the Company issued 47,393,364 common share purchase warrants exercisable for three years at an exercise price of $0.075. The Company paid a finder's fee of 10% in cash and issued 9,478,672 three year common share purchase warrants, half of which are exercisable at $0.075 and half of which are exercisable at $0.077.

The Company has agreed to register the common shares issuable upon conversion of the Debentures and exercise of the warrants. The Company have agreed to file the registration statement within 30 days after the Closing Date.

The Company will pay a penalty of consisting of 947,867 common shares per each months of delay in effectiveness of registration as determent above. There is no limitation on the number of shares that issueable pursuant to the penalty.

1a.            The Debentures, which mature on April 3, 2008, are convertible to common shares at the lower of 75% of the volume weighted average trading price for the 20 days prior to issuance of a notice of conversion by a holder of a Debentures, or, if while the Debentures remain outstanding the Company enters into one or more financing transactions involving the issuance of common stock or securities convertible or exercisable for common stock, the lowest transaction price for those new transactions.

Interest accrues on the Debentures at the rate of 7% per annum, is payable semi-annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest is payable, at the option of the Company, either (1) in cash, or (2) in shares of Common Stock at the then applicable conversion price. If the Company fails to deliver stock certificates upon the conversion of the Debentures at the specified time and in the specified manner, the Company will be required to make substantial payments to the holders of the Debentures.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

Provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of the principal being prepaid plus the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment.

Holders of the Debentures may require the Company to redeem any or all of the outstanding Debentures upon the occurrence of any one or more of events of default specified in the Debentures.

Holders of Debentures are subject to certain limitations on their rights to convert the Debentures. The principal limitation is that the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of the then outstanding shares of the Company after such conversion. The exercise of the Warrants is subject to a similar limitation.

To secure the Company's obligations under the Debentures and other transaction agreements, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favour of the investors under the terms and conditions of a Security Interest Agreement dated as of the date of the Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the Debentures issued on the Closing Date are outstanding or (ii) payment or satisfaction of all of the Company's obligations under the Securities Purchase Agreement.

The conversion price of the Debentures and the exercise price of the Warrants are subject to adjustment. Under the agreements with the holders of the Debentures, the Company agreed that if the Company makes certain offers or sales of its Common Stock (or securities convertible into Common Stock) to any third party during the period from the Closing Date until the date that less than one-fourth of the aggregate principal amount of the Debentures issued remain unconverted, adjustments would be made to the conversion price of the then unconverted Debentures and to the exercise price of the then unexercised Warrants. The exercise price of the Warrants also are subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. In addition, in certain cases, the investors may be entitled to receive additional warrants to purchase additional shares.

The Company also agreed that until less than one-fourth of the aggregate principal amount of the Debentures issued remain unconverted, without the prior written consent of more than 51% of the then outstanding Debentures, the Company will not enter into any new transaction for the offer or sale of the Company's securities when such transaction provides for a variable conversion price or a variable exercise price. The Company also agreed that until the effective date of the Registration Statement it will not enter into any other transaction for the offer or sale of any of its securities and, commencing on the effective date and for six months thereafter, the Company will not enter into any transaction granting the investors in that new transaction registration rights.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

1b.           The Warrants, issued as of April 3, 2006, become first exercisable on the earlier of (i) the 65th day after issuance or (ii) the effective date of the Registration Statement. Holders of the Warrants are entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

2.             The Company registered 10,000,000 common shares issuable to service providers pursuant to investment relations agreement, dated April 30, 2006 upon service provider reaching certain mile stones to be determined by the Company.

NOTE 4: -GRANT RECEIVED FROM THE GOVERNMENT OF ISRAEL

The Company’s subsidiary received funding as part of its participation in the Office of Chief Scientist Magnet program operated by Israel's Ministry of Industry and Trade. Through March 31, 2006, the subsidiary received grants in the total amount of $275,696 ($180,943 for the nine month period ended March 31, 2006).

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

Corporate History

We are engaged in the business of the development of the stem cell production technology and the commercialisation of cell therapy products. We were incorporated in the State of Nevada under the name “A.I. Software, Inc.” on May 11, 2001. Beginning in July 2001, we were engaged in software development. Our initial business plan at the time of our incorporation was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm, to develop for us the software algorithm program for an artificial intelligence software called “Randomix.” We were not successful in fully implementing our initial business plan in regards to our Randomix software. As a result, during March and April of 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect shareholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our business.

On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders. Under this license agreement, we agreed to pay $400,000 cash over time and we will pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

To enable us to conduct further research and development of the exclusive license for the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

On June 25, 2003, we changed our name from “A.I. Software, Inc.” to “Pluristem Life Systems, Inc.” The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the OTCBB at the opening of trading on June 30, 2003 under our new stock symbol “PLRS”.

From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology that we license. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use of for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on the developing the technology with the goal of producing cell therapy products for sale in the marketplace.

Our Current Business

We are engaged in the business of the development of the stem cell production technology and the commercialisation of cell therapy products. We aim to become a leader in the production of stem cell based therapeutic products to improve the engraftment of hematopoietic stem cells in bone marrow transplants and expansion of hematopoietic stem cells outside of the human body. Stem cells are unspecialized cells that can renew themselves for long periods through cell division. Scientists have developed sufficient fundamental understanding to use stem cells for cell therapy and bone marrow transplants for the potential treatment of a broad range of complicated diseases. Cell therapy is the use of living cells in the treatment of medical disorders. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

We plan to specialize initially in the production of stem cell based therapeutic products to improve the engraftment of hematopoietic stem cells in bone marrow transplants and expansion hematopoietic stem cells found in umbilical cord blood, using the technology platform we license pursuant to our agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. We intend to improve this technology platform and develop it into a functional stem cell production system for the treatment of severe blood disorders. The first product targets a critical global shortfall of matched tissue for bone marrow transplantation. We started initial pre-clinical trials on mice that have insufficient immune systems so as to simulate human blood and immune systems (SCID mice) on our first cell therapy product. We intend to test our first product in clinical trials to gain Federal Drug Administration approval.

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

We entered into a consulting agreement as of April 1, 2005 with Biological Industries, Ltd., of Kibbutz Bet-HuEmek, MP Oshrat 25015 whereby our company and Biological Industries Ltd. have agreed to globally distribute joint project products in the field of serum-free media specially designed for hematopoietic and mesenchymal stem cells utilizing our PluriXTM Bioreactor system. Biological Industries Ltd. is a privately-held, leading biotechnology manufacturer and provider of a large range of animal cell culture products including sterile, sea, liquid and powdered synthetic media, supplements and novel serum free media products in the filed of cellular biology. Biological Industries Ltd. exports products to thirty countries internationally. Biological Industries Ltd. will pay us a license fee equal to 5% of sales of serum-free media developed in the joint project products for seven years commencing on the date of the first sale. We have not yet completed the development of any joint project products and no sales have taken place pursuant to our agreement with Biological Industries.

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

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, owing to the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to date to transplants in babies and children weighing less than 45 kg. Moreover, there are no existing hematopoietic stem cell production technologies for umbilical cord blood that can increase, to the best of our knowledge, the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

In summary, transplants of hematopoietic stem cells derived from umbilical cord blood are a novel alternative to conventional bone marrow transplants and have several unique advantages, in spite of their present quantitative limitations. Umbilical cord blood lends itself to sorting and storing in cord blood banks and transplant clinics, leading to the ability to build data bases of expanded umbilical cord blood for national and worldwide access and use, making search of bone marrow transplant donors easily facilitated and making autologus bone marrow transplants in adults potentially feasible. We believe that the advantages in use of umbilical cord blood hematopoietic stem cells, combined with our potential cell therapy products would have the potential to change the way bone marrow transplants are conducted in the future.

Our Core Technology – the PluriX™ Bioreactor System

For decades, scientists have attempted to “grow” stem cells outside of human body in culture to increase the number of stem cells for transplantation. The challenge of this undertaking lies in overcoming stem cells' predisposition to differentiate. Adult hematopoietic stem cells tend to produce other cells with limited repopulating properties when grown in culture rather than to replicate and regenerate additional stem cells. Current stem cell production techniques are complicated by the diverse mix of differentiated cells generated in stem cell cultures. Existing scientific methods considered in increasing the number of stem cells include culturing the stem cells on two dimensional stromal layers and growing in the presence of cytokines. To the best of our knowledge, none of these existing methods to grow stem cells outside of patients' bodies are able to prevent differentiation of stem cells while promoting their proliferation.

Through the license agreement we entered with the Weizmann Institute of Science and the Technion-Israel Institute of Technology, we acquired an exclusive license for an innovative stem cell production technology. This technology, if fully developed, may offer novel solutions to expand hematopoietic stem cells taken from umbilical cord blood. We intend to improve this technology and develop it into a functional stem cell production system that we can use to produce functional stem cells for sale to other research laboratories, umbilical cord blood banks, or clinics. We have named the technology the PluriX™ Bioreactor system.

The PluriX™ Bioreactor system is a system of stromal cell cultures and substrates that create an artificial physiological environment in which hematopoietic stem cells can grow and reproduce outside of the human body. The system mimics the environment which exists in human bones, in which stem cells reproduce in nature. The stem cells are “tricked” into growing and reproducing in the PluriX™ Bioreactor in a similar way they would in living bone, and because the size and scale of the PluriX™ Bioreactor can be much bigger than a human bone, the stem cell growth can be greatly expanded. We expect that the three dimensional PluriX™ Bioreactor system has the potential to bring about the production of umbilical cord blood hematopoietic stem cells to proportions that will be enough for transplants in adults, without promoting differentiation.

We are designing and developing the PluriX™ Bioreactor system to perform controlled production of hematopoietic stem cells for bone marrow transplants. The general idea is to cause self-renewal of early stage stem cells and prevent them from differentiating through use of the PluriX™ Bioreactor system. The PluriX™ Bioreactor system creates an artificial physiological environment in which hematopoietic stem cells can grow and reproduce. This system is in direct contrast to standard teflon bags or culture flasks, which cannot promote hematopoietic stem cells self-renewal and prevent their differentiation. In the PluriX™ Bioreactor system, hematopoietic stem cells are influenced by contact with the surrounding environment, made up of stromal cell cultures and substrates. Therefore, by keeping the hematopoietic stem cells in the closed environment of the PluriX™ Bioreactor system, the hematopoietic stem cells maintain their original form, which means that they can proliferate without differentiating.

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

•

Our PluriX™ Bioreactor system can be used for allogenic production, i.e. to grow the hematopoietic stem cells from donors other than the patient himself. Allogenic stem cells can also be expanded for use as a transplant source for adults in the instances that enough stem cells are not attainable from a particular donor.

•

Our PluriX™ Bioreactor system can be used for allogenic production, i.e. to grow the hematopoietic stem cells from donors other than the patient himself. Allogenic stem cells can also be expanded for use as a transplant source for adults in the instances that enough stem cells are not attainable from a particular.

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

Markets for Our Product and Services

We plan to produce and sell stem cell products for use in bone marrow transplants. There are presently between 40,000 to 50,000 bone marrow transplants performed annually worldwide. Approximately 18,000 of these bone marrow transplants are performed in the United States and approximately 25,000 are performed in Europe. We have not taken steps to determine the number of bone marrow transplants performed elsewhere. Of the 40,000 to 50,000 bone marrow transplants performed, only 5,000 are performed on babies and children. Furthermore, most of these 40,000 to 50,000 bone marrow transplants are allogeneic transplants, requiring patients to locate donors with compatible hematopoietic stem cells. Based on the fact that only one in three patients actually finds a compatible donor, if we succeed in developing stem cells that will be compatible with more patients, as we are trying to do, we estimate that the number of potential bone marrow transplants in the United States and Europe would likely exceed 150,000 annually. Based on these statistics, we believe that the existing methods of transplanting human bone marrow have not been perfected and are far from reaching an ideal level of success.

Presently, standard bone marrow transplant procedure costs approximately $100,000 per patient. This translates into approximately $5 billion annually that patients and their medical insurers around the world are spending. If we are successful in developing our technology and products so that donor searches and repeat procedures are reduced, the annual expenditures for bone marrow transplant procedures may decrease.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and products we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the license agreement we have exclusive rights to the technology covering a patent application entitled “Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells” filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent applications have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 28, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Production of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor.” This patent – No 6,911,201, allowance provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell production without differentiation.

Our other issued patents were issued in South Africa (patent #2001/6486), Australia (patent #759719) Russia (patent #2249039) and New Zealand (patent #513303) between the years 2002 and 2005. These patents are due to expire in the years 2022 to 2025. These patents present claims to: (i) certain apparatus for cell culturing, including a bioreactor suitable for culturing human hematopoietic stem cells or hematopoietic progenitors cells; (ii) three dimensional stromal cells based bioreactor. In addition, we plan to file applications, either alone or in conjunction with our exclusive licensors, for patents in the United States and equivalent applications in certain other countries claiming other aspects of our technology, products and processes.

The validity and breadth of claims in medical technology and products patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until patents issue, we also can not be certain that others did not first file applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

Our success will also depend in part on our ability to develop our technology and commercialise cell therapy products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialisation our potential cell therapy products.

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

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell production technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor bone marrow and adipose tissues and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Regulatory Approval - We intend to prepare and file with the Food and Drug Administration and other relevant health authorities an Investigational New Drug or an Investigational Device Exemption application to initiate human clinical trials designed to demonstrate the safety, efficacy and clinical benefits of selectively expanded stem cell populations from umbilical cord blood. We intend to carry out all research and development activities with the advice of a Food and Drug Administration advisor.

Employees

We presently have 15 employees in research and development and 4 employees in management through our wholly owned subsidiary, Pluristem, Ltd.

Competition

The biotechnology and medical device industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialisation of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialise products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology and our potential products obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our potential products technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

Our competition will be determined in part by the potential indications for which our technology and products are developed and ultimately approved by regulatory authorities. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our technology, if approved for use, and our potential products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position.

We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Advanced Cell Technology, Inc., BioTransplant Inc., StemCell Technologies, Inc. and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support production of hematopoietic stem cells without promoting their differentiation in cytokines free conditions.

Government Regulations and Supervision

Once fully developed, we intend to market our stem cells to research laboratories, clinics and umbilical blood banks primarily in the United States and in Europe. Accordingly, we believe our research and development of our technology and the production and marketing of our stem cells are subject to the laws and regulations of governmental authorities in the United States and all other countries where our technology will be used and our stem cells will be marketed. Specifically, in the United States, the Food and Drug Administration, among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

The Regulatory Process

In the United States and in Europe, regulatory approval of new medical devices and biological products involves a lengthy process leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval.

We may develop our PluriX™ Bioreactor system into a GMP-compliant cell culture system for production of human cells outside of the human body for therapeutic applications. “GMP” is a standard set for laboratories by the World Health Organization and other health regulatory authorities. Therefore, to a certain degree, the manner in which the Food and Drug Administration will regulate our PluriX™ Bioreactor system is uncertain.

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

In addition, the stem cells produced by our PluriX™ Bioreactor system are potentially subject to regulation as medical products under the Federal Food, Drug and Cosmetic Act and as biological products under the Public Health Service Act. Different regulatory requirements may apply to our technology depending on how they are categorized by the Food and Drug Administration under these laws.

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

Product Approval in the United States

We are currently only in the developmental stage of our technology, PluriX™ Bioreactor system and potential products and have not begun the process of seeking regulatory approval from the Food and Drug Administration. Once our PluriX™ Bioreactor system is fully developed, we intend to consult with a Food and Drug Administration advisor to assist us in determining our path in the process toward gaining regulatory approval from the Food and Drug Administration. Obtaining regulatory approval of new medical devices and biological products from the Food and Drug Administration is a lengthy procedure leading from development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology and potential products will ultimately receive regulatory approval. We summarize below our understanding of the regulatory approval requirements that may be applicable to us if we begin the process of seeking an approval from the Food and Drug Administration.

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

Where human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the Food and Drug Administration prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the Food and Drug Administration has 30 days to review the application and raise safety and other clinical trial issues. If an applicant is not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the Food and Drug Administration.

The Food and Drug Administration categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with labeling and record keeping regulations, Quality System Regulation, 510(k) pre-market notification, and are subject to other general controls. Class II devices may be subject to additional regulatory controls, including performance standards and other special controls, such as post-market surveillance. Class III devices, which are either invasive or life-sustaining products, or new products never before marketed (for example, non-”substantially equivalent” devices), require clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration prior to marketing and distribution.

We believe that our PluriX™ Bioreactor system, if successfully developed, will be classified as a Class III medical device and be subject to the requirements of clinical testing to demonstrate safety and effectiveness and the approval of the Food and Drug Administration before we can market the stem cells.

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

Also, if we are able to successfully develop our PluriX™ Bioreactor system, we believe that the stem cells produced in the PluriX™ Bioreactor system will be regulated by the Food and Drug Administration as a licensed biologic, although there can be no assurance that the Food and Drug Administration will not choose to regulate these stem cells in a different manner. The Food and Drug Administration categorizes human cell or tissue based products as either minimally manipulated or more than minimally manipulated, and has proposed that more than minimally manipulated products be regulated through a “tiered approach intended to regulate human cellular and tissue based products only to the extent necessary to protect public health.” For products which may be regulated as biologics, the Food and Drug Administration requires: (i) preclinical laboratory and animal testing; (ii) submission to the Food and Drug Administration of an Investigational Device Exemption or Investigational Device Exemption New Drug application which must be effective prior to the initiation of human clinical studies; (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; (iv) submission to the Food and Drug Administration of a biologic license application; and (v) review and approval of the biologic license application as well as inspections of the manufacturing facility by the Food and Drug Administration prior to commercial marketing of the product.

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

As part of the approval process for human biological products, each manufacturing facility must be registered and inspected by the Food and Drug Administration prior to marketing approval. In addition, state agency inspections and approvals may also be required for a biological product to be shipped out of state. If we are successful in developing our technology and obtaining regulatory approval to the point where we are ready to produce stem cells for sale, our laboratories where we will produce those cells will be subject to all Food and Drug Administration licensing, registration and inspection requirements.

Product Approval in Europe

If we successfully develop our PluriX™ bioreactor system and potential cell therapy products and seek regulatory approval in Europe, we believe our PluriX™ Bioreactor system may be regulated in Europe as a Class I Sterile, Class IIb or Class III medical device, under the authority of the Medical Device Directives being implemented by European Union member countries. These classifications apply to medical laboratory equipment and supplies including, among other products, many devices that are used for the collection and processing of blood for patient therapy.

The applicable regulations vest the authority to permit affixing of the CE Mark with various notified bodies. These are private and state organizations which operate under license from the member states of the European Union to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device or product in all European Union member countries. Other registration requirements may also need to be satisfied in certain countries. We have not received permission from a notified body to affix the CE Mark to our PluriX™ Bioreactor system, nor have we as yet requested such permission.

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

We are engaged in the business of the development of the stem cell production technology and the commercialisation of cell therapy products. On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed and commercialised, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders.

From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology that we license. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use of for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on the developing the technology with the goal of producing cell therapy products for sale in the marketplace.

Under our licensing agreement, we agreed to pay $400,000 cash over time and we may pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

To enable us to conduct further research and development of the exclusive license for the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

Plan of Operations

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

We are engaged in the business of the development of the stem cell production technology and the commercialisation of cell therapy products. On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed and commercialised, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders.

From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology that we license. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use of for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on the developing the technology with the goal of producing cell therapy products for sale in the marketplace.

Under our licensing agreement, we agreed to pay $400,000 cash over time and we may pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

To enable us to conduct further research and development of the exclusive license for the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,500,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ Bioreactors for production and conducting studies on mice to examine stem cell development and production.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $2,000,000. These expenses will include approximately $1,000,000 on public relations and investor relations and approximately $1,000,000 on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our products will likely not be ready for sale for at least five years, if at all.

In our management's opinion, we should achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in five years or more:

•

Optimize 3-D PluriXTM Bioreactor operations – We have made progress using the 3-D environment of the PluriXTM to produce a dense population of stromal supporting cells that provide a basis for stem cell in vitro production without differentiation. However, to have a potential product that we might eventually be able to market, we must continue to try to develop the bioreactor system until it can produce stem cells that will self-renew while remaining in their original state;

•	Improve the analytical methods of our technology and processes;
•

Conduct studies to analyze the hematopeoietic stem cell to reconstitute the hematopoietic system within animal model. Trials are planned using SCID mice which are mice with insufficient immune systems that can be used to simulate human blood and immune systems. Using this model, the human hematopoietic stem cell may develop and differentiate Pluristem's in vitro production process to be analyzed in vivo.

•	Clarify and finalize our regulatory and medical strategy for meeting with the Food and Drug Administration.
•	Establish relations with research centers and cord blood banks.

Liquidity and Capital Resources

During the nine month period ended March 31, 2006, we incurred a net loss of $1,489,748, as compared to a net loss of $2,131,003 in the nine month period ended March 31, 2005. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. As at March 31, 2006 we had cash of $405,825 which was sufficient to fund our operations for approximately 1 month. On April 3, 2006 we raised gross proceeds of approximately $3,000,000 through the issuance of senior secured convertible debentures.

While we expect that we have sufficient funds to operate until early spring of 2007, we will have to raise additional funds from the market before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance additional securities and/or incurring more debt.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2006, we will continue with the research and development activities referenced above. Since inception to March 31, 2006, we have spent $3,658,024 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the next twelve months. We do not expect to purchase or sell any plant or significant equipment over the next twelve months.

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

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“FAS 154”), “Accounting Changes and Error Corrections” – a replacement of APB No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle to be recognized by including in the net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We estimate that the adoption of FAS 154 will not have a significant impact on our results of operations, financial condition and liquidity.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“123(R)”), which in revision of FASB Statement No. 123, “Accounting For Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB Statements No. 95, “Statement of Cash Flows”. Generally the approach in FASB Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value. Pro-forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the period beginning after June 15, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

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

Acquisition of technology rights

In the acquisition of stem cell production technology rights through the license agreement, we considered whether these rights meet the criteria of an asset or should be expensed. As a result of the negative cash flows that have occurred and are expected to continue in the foreseeable future, the PluriX™ Bioreactor system and license agreement technology assets which we acquired in the 2003 fiscal year were written off during the 2004 fiscal year.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $6,139,104 since inception through the nine month period ended March 31, 2006.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on September 23, 2005.

RISK FACTORS

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing and commercializing stem cell production technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing and commercializing stem cell production technology and must be considered in the development stage. We were incorporated on May 11, 2001 with a business plan to develop an artificial intelligence software called Randomix. We were not successful in implementing our original business plan in regard to our Randomix software and as a result we decided in April of 2003 to pursue initiatives in the biotechnology industry as an extension to our business. In May of 2003 we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for a stem cell production technology. In June of 2003, we acquired our wholly-owned subsidiary, Pluristem, Ltd., based in Israel to conduct further research and development of the exclusive stem cell production technology licensed to us.

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our stem cell production technology and commercialise our cell therapy products. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2005.

Our likelihood of profit depends on our ability to develop and commercialise products based on our stem cell production technology, which is currently in the development stage. If we are unable to complete the development and commercialisation of our stem cell products successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing and commercializing products based on a technology and proposed device called the PluriX™ Bioreactor system. The proposed function of our PluriX™ Bioreactor system is to allow researchers and physicians to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Our PluriX™ Bioreactor system and our products are in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialisation of our potential cell therapy products, which will require significant additional research and development as well as substantial clinical trials.

If we encounter problems or delays in the research and development of our PluriX™ Bioreactor system and our potential cell therapy products, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our PluriX™ Bioreactor system and our cell therapy products are currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result. Our PluriX™ Bioreactor system and our potential cell therapy products may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialisation and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of our PluriX™ Bioreactor system and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We raised proceeds of approximately $3,000,000 through issuing a senior convertible debenture on April 3, 2006 to support the development and commercialisation of our PluriX™ Bioreactor system and our potential cell therapy products. The funds from the are expected to fund operations until early Spring of 2007. Our ability to continue to develop the PluriX™ Bioreactor system and commercialise our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our cell therapy products.. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialisation activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our PluriX™ Bioreactor system and commercialisation of our potential cell therapy products, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for our PluriX™ Bioreactor system and our potential cell therapy products, our ability to commercialise our potential cell therapy products will be limited severely.

Once our PluriX™ Bioreactor system and our potential cell therapy products are fully developed, we intend to market our potential cell therapy products primarily in the United States, Europe and Japan. We must obtain the approval of the Food and Drug Administration of our technology and potential cell therapy products before commercialisation of our potential cell therapy products may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our PluriX™ Bioreactor system, or of the cells produced in the PluriX™ Bioreactor system, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

Furthermore, even if we obtain regulatory approval for our PluriX™ Bioreactor system and our potential cell therapy products, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology and our potential cell therapy products.

Even if we obtain regulatory approvals to commercialise our cell therapy products, we may encounter a lack of commercial acceptance of our cell therapy products, which would impair the profitability of our business.

Our research and development efforts are primarily directed toward obtaining regulatory approval for our PluriX™ Bioreactor system and our potential cell therapy products. We intend that our potential products be used as an alternative or improvement to the cells currently harvested and used in bone marrow transplants. Current methods of stem cell collection and use have been widely practiced for a number of years, and our technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our PluriX™ Bioreactor system and products may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our PluriX™ Bioreactor system and our potential cell therapy products will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued in competition to our products, including some by private companies from which information is difficult to obtain.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could in the future develop, new products that compete with our products or even render our products obsolete. Our technology is designed to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Even if we are able to demonstrate improved or equivalent results, researchers and practitioners may not use our products and we will suffer a competitive disadvantage. Finally, to the extent that others develop new products that address the targeted application for our products, our business will suffer.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, including our Chief Executive Officer, Zami Aberman, our Vice President of Development, Ora Burger, and our Chief Financial Officer, Yossi Keret. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

Our success depends in large part on our ability to develop and protect our PluriX™ Bioreactor system technology and our cell therapy products. If our patents and proprietary right agreements do not provide sufficient protection for our PluriX™ Bioreactor system technology and our cell therapy products, our business and competitive position will suffer.

We rely on an exclusive, world-wide license relating to the production of human cells granted to us by the Weizmann Institute of Science and Technion-Israel Institute of Technology for certain of our patent rights. If we materially breach such agreement or otherwise fail to materially comply with such agreement, or if such agreement expires or is otherwise terminated by us, we may lose our rights under the patents held by the Weizmann Institute of Science and Technion-Israel Institute of Technology. At the latest, the license will terminate when the patents underlying the license expire. The underlying patents will expire in approximately 2020. Also, the scope of the patents licensed to us may not be sufficiently broad to offer meaningful protection. In addition, the patents licensed to us could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also intend to seek patent protection for any of our potential cell therapy products once we have completed their development. Significantly, we do not as yet have patents in the United States or Europe or any other major market, although patents have been applied for.

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

Our success will also depend in part on our ability to develop our technology and commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop our PluriX™ Bioreactor system and market our potential cell therapy products in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our technology and marketing our potential cell therapy products and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialisation of our PluriX™ Bioreactor system.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse affects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

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

All of our assets are secured and consequently if we default on the senior secured convertible debentures, our continued operation will be adversely affected.

We are financing our operations primarily through the issuance of the equity and debt securities, including the senior secured convertible debentures. The senior secured convertible debentures issued on April 3, 2006 have been secured primarily by all of our assets. If we default on any of the senior secured convertible debentures, the holders would be entitled to seize all of our assets and take control of our business, which would have a material adverse effect on our business.

Our stock is considered a “penny stock” and certain securities rules may hamper the tradability of our shares in the market.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, we entered into agreements with 4 service professionals for the provision of investor relations services to our company. Under the agreements, two of these service providers can each earn up to 1,400,000 shares of our common stock and the other two service providers can each earn up to 3,600,000 shares of our common stock. The shares will be issued in an offshore transaction to four (4) investors relying on Rule 506 of Regulation D and/or Section 4(6) or Section 4(2) of the Securities Act of 1933.

On April 3, 2006, we issued senior secured convertible debentures to 22 investors, for gross proceeds of $3,000,000. In conjunction with this financing, we issued 47,393,364 common share purchase warrants exercisable for three years at an exercise price of $0.075. The senior secured convertible debentures, which mature on April 3, 2008, are convertible to common shares at a price per share of the lower of 75% of the volume weighted average trading price for the 20 days prior to issuance of a notice of conversion by a holder of a debenture, or, if while the debentures remain outstanding we enter into one or more financing transactions involving the issuance of common stock or securities convertible or exercisable for common stock, the lowest transaction price for those new transactions. The senior secured convertible debentures and warrants were issued to the 22 investors relying on Rule 506 of Regulation D and/or Section 4(6) or Section 4(2) of the Securities Act of 1933.

Also on April 3, 2006, in connection with a finder’s fee agreement related to the issuance of the senior secured convertible debentures, we issued 9,478,672 three year common share purchase warrants, half of which are exercisable at $0.075 and half of which are exercisable at $0.077. The warrant were issued in an off-shore transaction to one non-U.S. person relying on rule 903 of Regulation S of the Securities Act of 1933.

On April 3, 2006, in connection with a finder’s fee agreement related to the issuance of the senior secured convertible debentures, we issued 1,000,000 common share purchase warrants exercisable for three years at an exercise price of $0.075. The warrants were issued to the investor relying on Rule 506 of Regulation D and/or Section 4(6) or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).
3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).
(4)	Instruments Defining the Rights of Security Holders
4.1	2003 Stock Option Plan (incorporated by reference from our registration statement on Form S-8 filed December 29, 2003).
4.2	2005 Stock Option Plan (incorproated by reference from our quarterly report on Form 10-QSB filed February 9, 2006).
(10)	Material Contracts
10.1	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).
10.2

Form of Common Stock and Warrant Purchase Agreement between our company and twenty-one investors who participated in the October 25, 2004 Private Placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.3

Form of Investors’ Rights Agreement between our company and twenty-one investors who participated in the October 25, 2004 Private Placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.4

Form of Escrow Agreement between our company and twenty-one investors who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.5

Form of Warrants between our company and twenty-one investors who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.6

Form of Agents’ Warrants between our company and eight agents who participated in the October 25, 2004 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.7

Agreement dated January 12, 2005 between our company and Carlthon Corp. in respect of the January 24, 2005 private placement (incorporated by reference from our annual report on Form 10-KSB filed September 23, 2005).

10.8

Form of Common Stock and Warrant Purchase Agreement between our company and fifteen investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.9

Form of Investors’ Rights Agreement between our company and fifteen investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.10

Form of Escrow Agreement between our company and fifteen investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.11

Form of Warrants between our company and fifteen investors who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.12

Form of Common Stock Purchase Agreement between our company and four financial advisers who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.13

Form of Agents’ Warrants between our company and three agents who participated in the January 24, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.14

Finder’s Fee Agreement for 1,200,000 shares between our company and Carlthon Corp. in respect of the January 24, 2005 private placement. (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.15

Form of Private Placement Subscription Agreement between our company and nine investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.16

Form of Investors’ Rights Agreement between our company and nine investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.17

Form of Escrow Agreement between our company and nine investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.18

Form of Warrants between our company and nine investors who participated in the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.19

Agent’s Purchase Agreement between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.20

Agent’s Warrant for 600,000 warrants between our company and Yokim Asset Management Corp. in respect of the January 31, 2005 private placement (incorporated by reference from our registration statement on Form SB-2 filed April 27, 2005).

10.21	Consulting Agreement dated April 1, 2005 with Biological Industries, Ltd. (incorporated by reference from our current report on Form 8-K filed on November 1, 2005).
10.22	Consulting Agreement dated September 26, 2005 with Zami Aberman (incorporated by reference from our quarterly report on Form 10-QSB filed February 9, 2006).
10.23	Consulting Agreement dated November 24, 2005 with Meretzki Consulting Ltd. (incorporated by reference from our quarterly report on Form 10-QSB filed February 9, 2006).

10.24	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K filed on January 19, 2006).
10.25

Form of Securities Purchase Agreement between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures, listed below exhibit (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.26

Form of Debenture between our company and each of the investors who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.27

Form of Warrant between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.28

Form of Registration Rights Agreement between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.29

Form of Security Interest Agreement between our company, each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures and Krieger & Prager, LLP (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.30	Agreement dated February 28, 2006 between our company and Mr. Ernest Muller in respect of the Private Placement issuance of the Senior Secured Convertible Debentures.*
10.31

Form of Agreement dated April 28, 2006, between our company and Zegal & Ross Capital, Tayside Trading, Levi Israel LLC and EDA Capital in respect of the Private Placement issuance of the Senior Secured Convertible Debentures.*

14.	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (incorporated by reference from our annual report on Form 10-KSB filed on September 23, 2005).
(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Zami Aberman

Zami Aberman, Chief Executive Officer

(Principal Executive Officer)

Date: May 3, 2006

By: /s/ Yossi Keret

Yossi Keret, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: May 3, 2006