Form 10KSB
period 2006-06-30
PLURISTEM LIFE SYSTEMS INC
filed 2006-09-21
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

66,629,663 common shares @ $0.026 (1) = $1,732,371.20

(1) Average of bid and ask closing prices on September 5, 2006.

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

73,909,663 common shares issued and outstanding as of September 5, 2006.

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

On July 05 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our Preclinical Study of Bone Marrow Transplants: engrafted cells increased 2-4 times using Pluristem Ltd.'s innovative adjuvant cell therapy product known as PLX-I. PLX-I, by adding mesenchymal stromal cells during bone marrow transplant procedures that use umbilical cord blood samples, is intended to offer a breakthrough solution to improved engraftment of blood-producing hematopoeitic stem cells.

Our Current Business

We are engaged in the business of the development of the stem cell production technology and the commercialisation of cell therapy products. We aim to become a leader in the production of stem cell based therapeutic products to improve the engraftment of hematopoietic stem cells in bone marrow transplants and growth or expansion of hematopoietic stem cells outside of the human body. Stem cells are unspecialised cells that can renew themselves for long periods through cell division. Scientists have developed sufficient fundamental understanding to use stem cells for cell therapy and bone marrow transplants for the potential treatment of a broad range of complicated diseases. Cell therapy is the use of living cells in the treatment of medical disorders. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

We plan to specialize initially in the production of stem cell based therapeutic products to improve the engraftment of hematopoietic stem cells in bone marrow transplants and expansion hematopoietic stem cells found in umbilical cord blood, using the technology platform we license pursuant to our agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. We intend to improve this technology platform and develop it into a functional stem cell production system for the treatment of severe blood disorders. The first product targets a critical global shortfall of matched tissue for bone marrow transplantation. Pluristem Ltd started initial pre-clinical trials on mice that have insufficient immune systems so as to simulate human blood and immune systems (SCID mice) on PLX I – our first cell therapy product. PLX I is developed as an Allogeneic product and is based on supplementing the umbilical cord blood cells with supportive cells that will improve the effectiveness of engraftments, shortening recovery time. The initial published animal study results show that sufficient engraftment is possible with the limited number of hemopoietic stem cells available in a single portion of umbilical cord blood. This paves the way towards using umbilical cord blood for cell engraftment instead of bone marrow transplants for adult patients.

We intend to test our first product in clinical trials to gain Federal Drug Administration approval.

Brief Introduction on Stem Cell Research and Cell Therapy

Since 1998, when embryonic human stem cells were first isolated, research on stem cells has received much public attention. Stem cells have two important characteristics that distinguish them from other types of cells. First, they are unspecialised cells that renew themselves for long periods through cell division. Second, under certain physiologic or experimental conditions, stem cells can be induced to become cells with special functions, such as the beating cells of the heart muscle or the insulin-

producing cells of the pancreas. Scientists primarily work with two kinds of stem cells from humans: embryonic stem cells and adult stem cells, which have different functions and characteristics. In some adult tissues, such as bone marrow, muscle, and brain, discrete populations of adult stem cells generate replacements for cells that are lost through normal wear and tear, injury, or disease. Cell therapy is the use of living cells in the treatment of medical disorders. Stem cells, progenitors and differentiated functional cells of various tissues are evolving as potential treatment modality for life threatening diseases and major clinical indications lacking effective cures. Cell therapy is still in its beginning stages of research and development and only a few potential products are already in clinical studies.

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

•	Umbilical cord blood has lower levels of contamination with common viral pathogens, such as Cytomegalovirus, and is more tolerant of alloantigens; and
•	Umbilical cord blood hematopoietic stem cells have high tolerance levels, giving way to lower graft- versus-host diseases.

It is important to note that scientists have found no difference in the functionality of hematopoietic stem cells drawn from bone marrow, peripheral blood or umbilical cord blood. However, two issues are critical for umbilical cord blood for cell engraftment to become an alternative to bone marrow transplants. The first issue is that there usually aren't enough blood-producing stem cells in the cord blood. The blood from an average baby's umbilical cord usually provides less than a third of the amount needed for the average adult patient. The second is late engraftment of the cord blood compared to a bone marrow transplant. The use of umbilical cord blood for adult patients is limited due to the small cell amount in each umbilical cord. The rate of donor hematopoietic reconstitution is lower and the time to engraftment is delayed using umbilical cord blood (30-40 days for neutrophils and platelets, dose and human leukocyte antigen match dependent) compared to bone marrow grafts (15-20 days for neutrophils and platelets, dose and human leukocyte antigen match dependent). This has prompted intensive research on ex vivo expansion of umbilical cord blood stem cells and umbilical cord blood graft technology that is able to improve umbilical cord blood engraftment and reconstitution. Co-transplantation of human hematopoietic stem cells with bone marrow mesenchymal cells has been demonstrated to promote hematopoietic stem cell engraftment. Therefore, co-transplantation of mesenchymal stem cells derived from placenta together with umbilical cord blood may be considered as a promising manipulation for improvement of the hitherto delayed engraftment using cord blood as the source of stem cells.

To date, the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to transplants in babies and children weighing less than 45 kg. Moreover, there are no existing hematopoietic stem cell production technologies for umbilical cord blood that can increase, to the best of our knowledge, the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

We are working to develop a solution to the late engraftment of the cord blood compared to a bone marrow transplant.

Pluristem has discovered and patented a technology process for growing and expanding mesenchymal stem cells and hematopoietic stem cells. PLX I mesenchymal stem cells has been proven to increase the umbilical cord blood stem cells effectiveness by 2-4 times in a pre-clinical study.

Mesenchymal cells are the founding cells of many tissues like bone, fat and cartilage and also enhance engraftment of hematopoietic stem cells following a bone marrow transplant. Hematopoietic stem cells are the founding cells of the hematopoietic system. They reside in the bone marrow and are mandatory for successful bone marrow transplants.

PLX I has been developed as an allogeneic product and is based on supplementing the umbilical cord blood cells with supportive cells that will improve the effectiveness of engraftments and shorten recovery times. After production, PLX I is stored “ready to use”. The patient does not have to wait several weeks for stem cells to grow in culture while his life is at risk. Once a matched cord blood is found, the PLX I is ready for use immediately on arrival at the hospital. PLX I is injected into the patient just a few hours before the cord blood injection to improve the engraftment. Additionally, it may be possible to “boost” engraftment of the hematopoietic stem cells by multiple potential injections.

Initial animal study results recently published show that sufficient engraftment is possible with the limited number of hematopoietic stem cells available in a single portion of umbilical cord blood. This paves the way towards using umbilical cord blood instead of bone marrow transplants for adult patients.

Pluristem derives and expands mesenchymal stem cells from human adult tissues (such as fat or placenta) and hematopoietic stem cells from umbilical cord blood. Umbilical cord blood is preferred over bone marrow as a source of hematopoietic stem cells for reasons of reduced fatalities of donors and increased efficiency to recipients. The cell expansion necessary to produce enough stem cells for a successful transplant is executed in an environment that mimics different naturally-occurring physiological environments. It does not include supplemented, potentially harmful growth factors and cytokines.

In summary, transplants of hematopoietic stem cells derived from umbilical cord blood are a novel alternative to conventional bone marrow transplants and have several unique advantages, in spite of their present quantitative limitations. Umbilical cord blood lends itself to sorting and storing in cord blood banks and transplant clinics, leading to the ability to build data bases of expanded umbilical cord blood for national and worldwide access and use, making search of bone marrow transplant donors easily facilitated and making autologus bone marrow transplants in adults potentially feasible. We believe that the advantages in use of umbilical cord blood hematopoietic stem cells, combined with our PLX I product would have the potential to change the way bone marrow transplants are conducted in the future.

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

PLX II is being developed as personalised product and is based on a co-culture of expanded autologous hematopoietic stem cells from cord blood and supporting tissue. The three dimensional stoma will be stored “ready to use” and when the expansion of hematopoietic stem cells from umbilical cord blood is needed, the stored cord blood will be cultivated on the stroma for 14 days in the PluriX bioreactor. After cultivation, the expanded hematopoietic stem cells will be separated from the stroma and the co-culture of the expanded hematopoietic stem cells and stroma cells will be injected.

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

Primary Advantages of PluriX™ Bioreactor System

We believe our core technology, the PluriX™ Bioreactor system, once fully developed, will have the following advantages:

1. A proprietary bioreactor (PluriX™) system enables ex-vivo expansion of hematopoietic stem cells populations in a microenvironment resembling the architecture of natural bone marrow.

2. A unique micro-structure enables expansion of mesenchymal stem cells to very high densities.

3. Use of co-culture methodology provides a graft product containing both mesenchymal stem cells and hematopoietic stem cells. Transplantation of the co-culture graft allows for better engraftment of the hematopoietic stem cells in the recipient’s bone marrow.

4. No use of exogenous biologics or pharmacologicals, eliminating the risk of genetic instability and allowing safer expansions of hematopoietic stem cells.

5. Use of cord blood mono-nuclear cells as the starter cohort for expansion, instead of immuno-selected subpopulations of hematopoietic stem cells, reduces regulatory constraints, increases expansion yields and decreases production costs.

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

Presently, standard bone marrow transplant procedure costs approximately $100,000 per patient. 150,000 potential patients times $100,000 per patient represent $15 billion. This translates into approximately $15 billion annually that patients and their medical insurers around the world may be spending. If we are successful in developing our technology and products so that donor searches and repeat procedures are reduced, the annual expenditures for bone marrow transplant procedures may decrease.

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and products we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the license agreement we have exclusive rights to the technology covering a patent application entitled “Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells” filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent applications have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 28, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Production of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor.” This patent allowance - No 6,911,201 provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell production without differentiation.

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

We rely on the license granted by Weizmann Institute of Science and Technion-Israel Institute of Technology and others for the patent rights related to our core technology, the PluriX™ Bioreactor system. If we breach the license agreement or otherwise fail to comply with the license agreement, or if the license agreement expires or is otherwise terminated, we may lose our rights in such patents, which would have a material adverse affect on our business, financial condition and results of operations. For complete details regarding our license, please see the license agreement itself, which is incorporated by reference as an exhibit to this periodic report.

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

Pluristem Life Systems Inc. filed 1 provisional patent with the US Patent and Trademark Office for a new procedure for expanding hematopoeitic stem cells and early progenitor cells from cord blood from non selected mono-nuclear cells of the cord blood..

The methodologies used in current hematopoeitic stem cells expansion protocols apply a selection stage before the enrichment stage where the input cell population is defined by the expression of a cell membrane marker – CD34. This is a rare subpopulation of cells that are selected from large and mixed populations of mono-nuclear cells.

The selection process is associated with several drawbacks. First, it causes a substantial loss of source cells. Second and most importantly, the selected population of cells may not represent the earliest extractable population of hematopoeitic stem cells. Pluristem’s expansion protocol is intended to overcome both hurdles by using cord blood from non-selected mono-nuclear cells to fuel the enrichment process.

This approach allows Pluristem to independently utilize two already patent protected processes: the selection of CD34 cells and use of proprietary manufactured cytokines.

Pluristem’s advanced method for expanding target hematopoeitic stem cells population from cord blood is a two-fold approach. First, a state-of-the-art patented bioreactor mimicking the natural bone marrow environment is used. Second, mono-nuclear cells rather than CD34 selected cells are targeted as the starting source of hematopoeitic stem cells. The efficacy of the expansion process that utilizes non-selected mono-nuclear cells of the cord blood is superior to what is currently being achieved by using CD34 selected cells as the starting population of cells.

In May, 2006, our subsidiary, Pluristem Ltd., filed an application for a provisional patent with the US Patent and Trademark Office for its stem cell therapy product known as PLX-1. PLX-1 is intended to offer a breakthrough solution to improved engraftment during bone marrow transplant procedures that use umbilical cord blood.

PLX-1, which consists of propagated (adjuvant engineered) mesenchymal stem cells that can be co-transplanted along with the hematopoietic stem cells, is expected to significantly improve the engraftment rate of the hematopoietic stem cells.

The role of PLX-1 is to improve the homing of hematopoietic stem cells and their lodgment into the patient hematopoietic niche using mesenchymal cells. This new technology is based on Pluristem’s ex vivo expanded mesenchymal cells that are expanded within the proprietary PluriXTM high density 3-D cultures system.

The mesenchymal cells are expanded to achieve the quality and amount required for improving hematopoietic stem cells and progenitor cell repopulation, and to enhance bone marrow engraftment following stem cell transplantation.

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

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell production technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor adipose or placenta tissues and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Stromal cells Culture Development & Optimization - At this stage we intend to focus on the establishment of Master bank of stromal cells cultured on 3D carriers. maintenance of stromal cells on 3D carriers and testing of expanded stromal cells outside a host body using mice without immune systems repopulating cells assay.

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

Competition

The biotechnology and medical device industries are characterised by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialisation of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organisations are also conducting research activities and seeking patent protection and may commercialise products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology and our potential products obsolete or non-competitive, that we will be able to keep pace with new technological developments or that our potential products technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations. Our competition will be determined in part by the potential indications for which our technology and products are developed and ultimately approved by regulatory authorities. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our technology, if approved for use, and our potential products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position. We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Advanced Cell Technology, Inc., BioTransplant Inc., StemCell Technologies, Inc. and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support production of hematopoietic stem cells without promoting their differentiation in cytokines free conditions.

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

The applicable regulations vest the authority to permit affixing of the CE Mark with various notified bodies. These are private and state organisations which operate under license from the member states of the European Union to certify that appropriate quality assurance standards and compliance procedures are followed by developers and manufacturers of medical device products or, alternatively, that a manufactured medical product meets a more limited set of requirements. Notified bodies are also given the responsibility for determination of the appropriate standards to apply to a medical product. Receipt of permission to affix the CE Mark enables a company to sell a medical device or product in all European Union member countries. Other registration requirements may also need to be satisfied in certain countries. We have not received permission from a notified body to affix the CE Mark to our PluriX™ Bioreactor system, nor have we as yet requested such permission.

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

RISKS RELATED TO OUR BUSINESS AND COMPANY

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing and commercialising stem cell production technology, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing and commercialising stem cell production technology and must be considered in the development stage. We were incorporated on May 11, 2001 with a business plan to develop an artificial intelligence software called Randomix. We were not successful in implementing our original business plan in regard to our Randomix software and as a result we decided in April of 2003 to pursue initiatives in the biotechnology industry as an extension to our business. In May of 2003 we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for a stem cell production technology. In June of 2003, we acquired our wholly-owned subsidiary, Pluristem, Ltd., based in Israel to conduct further research and development of the exclusive stem cell production technology licensed to us.

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

We are engaged in the business of developing and commercialising products based on a technology and proposed device called the PluriX™ Bioreactor system. The proposed function of our PluriX™ Bioreactor system is to allow researchers and physicians to expand hematopoietic stem cells outside of the human body without differentiation so they may be used in bone marrow transplants and other methods of cell therapy. Our PluriX™ Bioreactor system and our products are in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialisation of our potential cell therapy products, which will require significant additional research and development as well as substantial clinical trials.

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

We raised gross proceeds of approximately $3,000,000 through issuing a senior convertible debenture on April 3, 2006 to support the development and commercialisation of our PluriX™ Bioreactor system and our potential cell therapy products. The funds from this financing are expected to fund operations until early Spring of 2007. Our ability to continue to develop the PluriX™ Bioreactor system and commercialise our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our cell therapy products.. Our future capital requirements will depend upon many factors, including:

•	continued scientific progress in our research and development programs;
•	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;
•	competing technological and market developments;
•	our ability to establish additional collaborative relationships; and
•	the effect of commercialisation activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our PluriX™ Bioreactor system and commercialisation of our potential cell therapy products, which might result in the loss of some or all of your investment in our common stock.

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

Our research and development efforts are primarily directed toward obtaining regulatory approval for our PluriX™ Bioreactor system and our potential cell therapy products. We intend that our potential products be used as an alternative or improvement to the cells currently harvested and used in bone marrow transplants. Current methods of stem cell collection and use have been widely practised for a number of years, and our technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our PluriX™ Bioreactor system and products may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our PluriX™ Bioreactor system and our potential cell therapy products will be adopted at a level that would allow us to operate profitably.

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

Our principal research and development facilities are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbours and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel.In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defence Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 45 and 54 years old, depending upon the nature of their military service.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for you to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

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

There may be significant dilution of your shares of our common stock. First, the entire amount of money owed under the senior secured convertible debentures issued April 3, 2006 may be converted into shares of our common stock. Second, the warrants issued in that financing may be exercised for shares of our common stock. Next, the debenture and warrants may be convertible into even more shares than currently estimated depending on adjustments to the conversion price of the debenture and warrants. Also, if the registration statement registering shares in that financing does not remain effective until a certain date, we will likely have to pay investors additional shares as liquidated damages. If additional common shares are issued as a result of any or all of these possibilities, there likely will be significant dilution of existing shares of our common stock.

The issuance of shares of our common stock being registered in the registration statement for the April 3rd, 2006 financing as principal repayments on or as interest payments on the senior secured convertible debentures, upon the exercise of common share purchase warrants, or upon the payment of shares as liquidated damages for the failure to keep the registration statement effective, will result in dilution to holders of our common stock. This is so because the holders of the senior secured convertible debentures and the holders of the warrants may sell all of the resulting shares into the public market.

The principal amount of the senior secured convertible debentures, $3,000,000, plus 7% interest, may be converted, at the option of the holders, into shares of our common stock at a price that will be equal to the lower of 75% of the volume weighted average price of our stock for the twenty trading days prior to the conversion date or a price at which we sell our stock in any financing transaction before three-quarters (in the aggregate) of the principal of all of the senior convertible debentures are converted or fully paid.

The senior secured convertible debentures mature on April 3, 2008. Interest accrues on the debentures at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest is payable, at the option of our company, either (i) in cash, or (2) in shares of our common stock at the then applicable conversion price. Since the conversion price is tied to the stock price, we cannot calculate exactly how many shares the holders will receive if all of the principle and interest due under the senior secured convertible debentures is converted to shares of our common stock. If, for example, we use the closing price of our shares on April 3, 2006, the date of the closing of the senior secured convertible debentures, and the debenture plus interest is converted into shares, then the holders could receive approximately 54,028,436 shares of our common stock upon conversion of the debentures. If all of the shares underlying warrants are issued resulting from the exercise of warrants, then an additional 57,872,036 shares will be issued.

The senior secured convertible debentures provide for various events of default that would entitle the holders to require us to immediately repay the outstanding principal amount, plus accrued and unpaid interest, in cash. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

We will be considered in default of the senior secured convertible debentures if any of the following events, among others, occurs:

We default on the payment of principal or interest of the senior secured convertible debentures for a specified period of time;

Any of the representations or warranties made by us in the documents related to the senior secured convertible debenture transaction are false or misleading in any material respect at the time made;

We fail to authorize or to cause our transfer agent to issue shares of Common Stock upon exercise by the security holder of its conversion rights in accordance with the terms of the senior secured convertible debentures;

We fail to perform or observe, in any material respect, any other covenant of term of the senior secured convertible debentures or other transaction agreements and fail to cure such default within a specified period of time after receiving notice of such failure; or,

Our common stock is suspended from trading on, or delisted from, its principal trading market in excess of fifteen (15) consecutive trading days.

If an event of default occurs, the holders of the senior secured convertible debentures can elect to require us to pay any and all of the outstanding principal amount, plus all other accrued and unpaid amounts.

Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts payable under any of the convertible notes in cash (including any interest on such amounts and any applicable late fees under the convertible notes), the holders of the notes may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the documents related to the senior secured convertible debentures, or to enforce the payment of the outstanding amount or any other legal or equitable right or remedy. This would have an adverse effect on our continuing operations.

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

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardised risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 2.	Description of Property

Our principal offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-4-850-1080. We lease our office space from MATAM Advanced Technology Park on a month to month basis and our monthly rental is approximately $6,700. For the fiscal year ending June 30, 2006 we paid $84,117 for rent.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On December 19, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name “A.I. Software, Inc.” and under the symbol “AISF”. On April 8, 2003, we effected a fourteen (14) for one (1) forward stock split. Accordingly, our symbol was changed to “ASOW”. On June 30, 2003, we effected a name change to “Pluristem Life Systems, Inc.” and our symbol was changed to “PLRS”. The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High(2)	Low(2)
June 30, 2006	$0.07	$0.04
March 31, 2006	$0.11	$0.07
December 31, 2005	$0.20	$0.08
September 30, 2005	$0.25	$0.11
June 30, 2005	$0.29	$0.17
March 31, 2005	$0.37	$0.22
December 31, 2004	$0.32	$0.20
September 30, 2004	$0.40	$0.16
June 30, 2004	$0.75	$0.34
March 31, 2004	$1.12	$0.59
December 31, 2003	$1.24	$0.55

(1) Our common stock received approval for quotation on December 19, 2002. The first trade occurred January 21, 2003.

(2) On April 8, 2003, we effected a 14 for 1 forward split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On July 14, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $ 0.034

As of September 5, 2006, there were 84 holders of record of our common stock. As of such date, 73,909,663 common shares were issued and outstanding.

Our common shares are issued in registered form. The American Stock Transfer and Trust Company is the registrar and transfer agent for our common shares. Their address is 59 Maiden Lane, New York, NY, U.S.A. 10038, telephone: (212) 936-5100, (1-800) 903-3727.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

All information relating to sales of unregistered securities in the fiscal year ended June 30, 2006 have been included in current reports on Form 8-K and quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

On November 25, 2003, our board of directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 4,100,000 shares of our common stock. As of June 30, 2006, there were 365,020 shares of our common stock still available for future grant under the plan.

On November 21, 2005, our board of directors adopted our 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 15,000,000 shares of our common stock. As of June 30, 2006, there were 2,360,000 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan (equity compensation plan not approved by security holders)	3,734,980	$0.30	365,020
2005 Stock Option Plan (equity compensation plan not approved by security holders)	12,640,000	$0.10	2,360,000
Equity compensation plan approved by security holders	Nil	Nil	Nil
Total	16,374,980	$0.30	2,725,020

Item 6.	Plan of Operation.

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

Plan of Operations

Over the next twelve months, we intend to pursue our primary objective of developing our technology and process to the point where we can produce stem cell therapy products through the process performed in the PluriX™ Bioreactor. We intend to first develop methods for the preparation of mesenchymal cells and its freezing and thawing. We also intend to begin the development of the stromal cells and establish a master cell bank and working cell bank. We also intend to set up a quality assurance plan and compliance procedures and implement them. We also would like to set up a documentation center. If these stages of development go well, we may be in a position to execute pre-clinical and safety studies to demonstrate the effectiveness of PLX I and how they may be a factor in repopulating mice bone marrow. When we are ready to begin regulatory activities, we may begin the process by determining exactly what we need to do and who we need to contact, preparing a pre-filing document and holding a pre-filing meeting with the Food and Drug Administration.

We also intend to initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We plan to continue our cooperation with the Technion Institute of Technology in Israel regarding the Magneton grant received from the Israeli government. Within this grant we, together with the Technion researchers will further develop the PluriXTM Bioreactor using biodegradable scaffold structures that imitate human bones.

We intend to consult with Food and Drug Administration consultants to assist us in determining the process toward gaining Food and Drug Administration regulatory approval.

We plan to receive a development grant from the government of Israel to assist us in the development of PLX I

We have not generated any revenues and our operating activities have used cash resources of $2,179,209 for the fiscal year ended June 30, 2006. This negative cash flow is attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - hematopoietic stem cells, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the next twelve months will be approximately $2,600,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,500,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing expanded Stromal and hematopoietic stem cell products, implanting stem cells from stromal cell cultures of PluriX™ Bioreactors for production and on conducting studies on mice to examine stem cell development and production.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,100,000. These expenses will include approximately $500,000 on public relations and investor relations and approximately $600,000 on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues in the next twelve months. Our products will likely not be ready for sale for at least five years, if at all.

In our management's opinion, we should achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in five years or more:

•

Optimize 3-D PluriXTM Bioreactor operations – We have made progress using the 3-D environment of the PluriXTM to produce a dense population of stromal supporting cells that provide a basis for stem cell in vitro production without differentiation. However, to have a potential product that we might eventually be able to market, we must continue to try to develop the bioreactor system until it can produce stem cells that will self- renew while remaining in their original state;

•

Optimize 3-D PluriXTM Bioreactor operations for PLX I production – We have made progress using the 3-D environment to produce a dense population of stromal supporting cells to improve the engraftment of hematopoietic stem cells from cord blood

•	Improve the analytical methods of our technology and processes;
•

Conduct studies to analyze the hematopeoietic stem cell to reconstitute the hematopoietic system with the assistance of stromal cells within animal model. Trials are planned using NOD SCID mice which are mice with insufficient immune systems that can be used to simulate human blood and immune systems. Using this model, the human hematopoietic stem cell may develop and differentiate Pluristem's in vitro production process to be analyzed in vivo.

•	Clarify and finalize our regulatory and medical strategy for meeting with the Food and Drug Administration.
•	Establish relations with medical clinical centers to conduct clinical trials .

Liquidity and Capital Resources

During the twelve month period ended June 30, 2006, we incurred a net loss of $2,439,724, as compared to a net loss of $2,098,108 in the twelve month period ended June 30, 2005. This increase in net loss resulted in part from the increase of expenses related to our April 3, 2006 financing, as compared to net financing income last year, related mainly to the change in the fair value of outstanding warrants, partly offset by lower research and development costs (see Note 9 of our audited Financial Statements).

We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. As at June 30, 2006 we had cash of $2,374,152 which was sufficient to fund our operations for approximately 10 months.

Effective April 3, 2006, we issued senior secured convertible debentures, for gross proceeds of $3,000,000. In conjunction with this financing, we issued 47,393,364 common share purchase warrants exercisable for three years from the effective date of the Registration Statement of which the Prospectus is a part at an exercise price of $0.075. We paid a finder’s fee of $300,000 in cash and 9,478,672 three year common share purchase warrants, half of which are exercisable at $0.075, with an expiration date approximately three years from such effective date and half of which are exercisable at $0.077, with an expiration date of April 30, 2009.

Also on April 3, 2006, in connection with a separate finder’s fee agreement related to the issuance of the senior secured convertible debentures, we also issued 1,000,000 common share purchase warrants exercisable for three years at an exercise price of $0.075.

The senior secured convertible debentures, which mature on April 3, 2008, are convertible to common shares at the lower of 75% of the volume weighted average trading price for the 20 trading days prior to issuance of a notice of conversion by a holder of a debenture, or, if while the debentures remain outstanding we enter into one or more financing transactions involving the issuance of common stock or securities convertible or exercisable for common stock, the lowest transaction price for those new transactions.

Interest accrues on the debentures at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest is payable, at the option of our company, either (i) in cash, or (2) in shares of Common Stock at the then applicable conversion price. If our company fails to deliver stock certificates upon the conversion of the debentures or the exercise of the warrants at the relevant specified time and in the relevant specified manner, our company may be required to make substantial payments to the holders of those debentures or warrants..

We registered the common shares, issuable upon conversion of the debentures and exercise of the warrants. The registration statement on form SB-2/A went effective on June 29, 2006.

We may prepay the amounts outstanding on the debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. The holders will continue to have the right to convert their debentures prior to the actual prepayment.

The holders of the debentures may require us to redeem any or all of the outstanding debentures upon the occurrence of any one or more of events of default specified in the debentures. The redemption is computed pursuant to a formula in the debentures which takes into account the conversion and market sales prices of our stock at that time.

The warrants, issued in connection with the debentures as of April 3, 2006, became first exercisable on the earlier of (i) the 65th day after issuance or (ii) the effective date of the Registration Statement. The holders of the warrants are entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

The holders of debentures are subject to certain limitations on their rights to convert the debentures. The principal limitation is that the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% of our then outstanding shares after such conversion. The exercise of the warrants is subject to a similar limitation.

To secure our obligations under the debentures and other transaction agreements, we have granted a security interest in substantially all of our assets, including without limitation, its intellectual property, in favor of the investors under the terms and conditions of a security interest agreement dated as of the date of the debentures. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the debentures are outstanding or (ii) payment or satisfaction of all of our obligations under the securities purchase agreement.

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

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout this period and into 2006, we will continue with the research and development activities referenced above. Since inception to June 30, 2006, we have spent $4,088,961 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we now own most of the laboratory equipment that we will need to conduct our planned research and development for the next twelve months. We do not expect to purchase or sell any plant or significant equipment over the next twelve months. We plan to acquire 2 bioreactors that will be tuned for PLX I production. The cost of the 2 bioreactors is about $100,000. We plan to do the necessary alterations in our lab to enable manufacturing of the PLX I in a GMP standard early stage production environment.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended June 30, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB-107 provides the SEC staff's position regarding the application of Statement 123(R), which contains interpretative guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $7,089,080 since inception through the fiscal year ended June 30, 2006.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 7.	Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this registration statement:

Report of Independent Registered Public Accounting Firm, dated September 18, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

- 2

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Company in the Development Stage)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheet	4-5
Consolidated Statements of Operations	6
Statements of Changes in Stockholders' Equity (Deficiency)	7-11
Consolidated Statements of Cash Flows	12-14
Notes to Consolidated Financial Statements	15-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders Of

PLURISTEM LIFE SYSTEMS INC.

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

We have audited the accompanying consolidated balance sheet of Pluristem Life Systems Inc. (a development stage company) ("the Company") (formerly - A. I. Software Inc.), and its subsidiary as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended June 30, 2006 and for the period from May 11, 2001 (inception date) through June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of June 30, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2006 and for the period from May 11, 2001 (inception date) through June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1c to the consolidated financial statements, the Company has not yet generated revenues from its operations and is dependent on external sources for financing its operations. These factors, among others discussed in Note 1c, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Kost Forer Gabbay & Kasierer

A member of Ernst & Young Global

Haifa, Israel

September 18, 2006

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars

		June 30
	Note	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	$2,374,152
Prepaid expenses		62,323
Other accounts receivable		101,071

Total current assets		2,537,546

LONG-TERM RESTRICTED LEASE DEPOSIT		28,665

SEVERANCE PAY FUND		56,889

PROPERTY AND EQUIPMENT, NET	4	254,694

DEFERRED ISSUANCE EXPENSES		546,935

Total assets		$3,424,729

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEETS
In U.S. Dollars (except share data)

		June 30
	Note	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Liabilities to know-how licensors	5	$218,750
Trade payables		285,103
Accrued expenses		163,867
Other accounts payable		66,660

Total current liabilities		734,380

LONG-TERM LIABILITIES

Liability in respect of warrants	8	1,192,244
Conversion feature embedded in the Convertible Debenture	8	1,951,466
Convertible Debenture	8	114,285
Accrued severance pay		76,584

Total long-term liabilities		3,334,579

COMMITMENTS AND CONTINGENCIES	6

STOCKHOLDERS' EQUITY
Share capital:	7
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 63,653,483 shares		636
Additional paid-in capital		6,444,214
Deficit accumulated during the development stage		(7,089,080)

Total stockholders’ deficiency		(644,230)

		$3,424,729

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. Dollars (except share and per share data)

		Year ended June 30,		Period from May 11, 2001 (inception) through June 30,

	Note	2006	2005	2006

Research and development costs		$1,481,482	$1,984,125	$4,468,305
Less participation by the Office of the Chief Scientist		(182,703)	(196,641)	(379,344)
Research and development costs, net		1,298,779	1,787,484	4,088,961
General and administrative expenses		1,033,490	873,649	4,193,909
In-process research and development write-off	1b	-	-	246,470

		(2,332,269)	(2,661,133)	(8,529,340)

Financial income (expenses), net	9	(107,455)	563,025	1,440,260

Net loss		$(2,439,724)	$(2,098,108)	$(7,089,080)

Basic and diluted net loss per share		$(0.04)	$(0.05)

Weighted average number of shares used in computing basic and diluted net loss per share:		63,653,483	40,804,788

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders' equity
	Shares	Amount	capital	of shares	stage	(deficiency)

Balance as of July 1, 2003	21,833,000	$ 218	$ 97,633	$933,464	$ (540,898)	$ 490,417

Issuance of common stock and warrants on
July 16, 2003, net of issuance costs of $70,110	725,483	7	1,235,752	(933,464)	-	302,295

Issuance of common stock on
January 20, 2004	3,000,000	30	-	-	-	30

Issuance of warrants on January 20, 2004 as finder’s fee	-	-	192,000	-	-	192,000

Common stock granted to consultants on February 11, 2004	1,000,000	10	799,990	-	-	800,000

Stock based compensation related to warrants granted to
consultant on December 31, 2003	-	-	357,618	-	-	357,618

Exercise of warrants on
April 19, 2004 (see Note 7f)	300,000	3	224,997	-	-	225,000

Loss for the year ended
June 30, 2004	-	-	-	-	(2,010,350)	(2,010,350)

Balance as of June 30, 2004	26,858,483	$ 268	$2,907,990	$ -	$ (2,551,248)	$ 357,010

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account of	Deficit accumulated During the development	Total Shareholders' equity
	Shares	Amount	capital	shares	stage	(deficiency)

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$ -	$(2,551,248)	$357,010

Stock-based compensation related to warrants granted to consultants on September 30, 2004	-	-	161,641	-	-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-	-	296,092

Issuance of common stock and warrants on January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	-	425,025

Issuance of common stock and warrants on January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-	-	70

Issuance of common stock and options on February 15, 2005 to former director of the Company	50,000	-(*)	14,500	-	-	14,500

Issuance of common stock and warrants on February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-	-	50

(*) Less then $ 1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account of	Deficit accumulated During the development	Total Shareholders' equity
	Shares	Amount	capital	shares	stage	(deficiency)
Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	-	144,000

Issuance of common stock and warrants on March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24,000	12,000,000	120	1,175,880	-	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-	-

Issuance of common stock and warrants on March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6,038	750,000	8	68,954	-	-	68,962

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998			20,000

Conversion of a liability in respect of warrants to additional paid in capital, net of issuance costs of $178,116			541,884			541,884

Net loss for the year ended June 30, 2005	-	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	$636	$6,451,846	-	$(4,649,356)	$1,803,126

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
In U.S. Dollars (except shares data)

	Common Stock		Additional paid-in	Receipts on account of	Deficit accumulated During the development	Total Shareholders' equity
	Shares	Amount	capital	shares	stage	(deficiency)
Balance as of June 30, 2005	63,653,483	$636	$6,451,846	-	$(4,649,356)	$1,803,126

Exercise of warrants on November 28, 2005 to finders related to the January 24, 2005 Agreement	80,000	(*)	-	-	-	-

Exercise of warrants on January 25, 2006 to finders related to the January 24, 2005 Agreement	10,000	(*)	-	-	-	-

Reclassification of warrants from equity to liabilities due to application of EITF 00-19 (**)	-	-	(7,632)	-	-	(7,632)

Net loss for the year	-	-	-	-	(2,439,724)	(2,439,724)

Balance as of June 30, 2006	63,743,483	$636	$6,444,214	$-	$(7,089,080)	$(644,230)

(*) Less than $ 1

(**) See Notes 7 and 8

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name – A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,439,724)	$(2,098,108)	$(7,089,080)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,536	34,232	186,569
Capital gain	-	(16,373)	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	205,081	168,620	435,805
Amortization of discount on debentures	17,217	-	17,217
Stock-based compensation to consultants	114,800	161,641	1,460,452
In-process research and development write-off	-	-	246,470
Know-how licensors - imputed interest	18,791	12,332	54,600
Salary grant in shares and warrants	-	710,500	710,500
Decrease (increase) in other accounts receivable	46,710	(132,449)	(92,235)
Decrease (increase) in prepaid expenses	(1,024)	(4,389)	27,677
Increase in trade payables	100,030	72,198	275,696
Increase (decrease) in other accounts payable and accrued expenses	(16,639)	52,201	(302,332)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	2,204	(1,108)	(10)
Change in fair value of liability in respect of warrants	(150,000)	(749,880)	(1,979,850)
Accrued severance pay, net	12,825	(1,253)	19,695

Net cash used in operating activities	$(2,047,193)	$(1,791,836)	$(5,776,942)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name – A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

Year ended June 30,			Period from May 11, 2001 (inception) through June 30
2006		2005	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	$-	$-	$31,899
Purchase of property and equipment	(48,140)	(68,975)	(242,772)
Proceed from sale of property and equipment	-	28,475	28,475
Purchase of long-term restricted lease deposit	-	19,851	19,581
Repayment of long-term restricted lease deposit	(3,653)	(25,000)	(29,699)
Purchase of know-how	- _______	- _______	(100,000) _________
Net cash used in investing activities	(51,793)	(45,649)	(292,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	-	3,139,329	4,686,209
Issuance of warrants, net of issuance costs	-	-	1,246,397
Issuance of convertible Debenture and warrants, net of issuance costs	2,583,700	-	2,583,700
Short-term bank credit, net	-	(23)	(26)
Repayment of liability to Know-how licensor	-	(81,250)	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of notes and loan payable to related parties	- _______	- _______	(69,885) __________

Net cash provided by financing activities	2,583,700	3,058,056	8,443,340

Increase in cash and cash equivalents	484,714	1,220,571	2,374,152

Cash and cash equivalents at the beginning of the period	1,889,438 ________	668,867 ________	- _________

Cash and cash equivalents at the end of the period	$2,374,152	$1,889,438	$2,374,152

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30,
	2006	2005	2006
Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 218,750

Supplemental disclosure with respect to cash flows:
Cash paid for interest	$ -	$ -	$ 92

(1)Acquisition of Pluristem Ltd.

Estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Period from May 11, 2001 (inception) through June 30, 2006

Working capital (excluding cash and cash equivalents)	$ (427,176)

Long-term restricted lease deposit	18,807
Property and equipment	130,000
In-process research and development write-off	246,470

$ (31,899)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:-GENERAL

A.

Pluristem Life Systems Inc. ("The Company"), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc.The Company has a wholly owned subsidiary, Pluristem Ltd. (the “subsidiary”) that was incorporated under the laws of Israel and began its operations in January 2004.

B.

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

On June 10, 2003, the Company acquired all of the issued and outstanding shares of Pluristem Ltd.. which was engaged in the research and development of expansion of cord blood hematopoetic stem cells, which was in line with the Technology, the rights which the Company had purchased in May 2003.

C.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $7,089,080 through June 30, 2006 and incurred net loss of $2,439,724 and negative cash flow from operating activities in the amount of $2,047,193for the year ended June 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

D.

On April 3, 2006 the Company issued Senior Secured Convertible Debentures and warrants in consideration for $3,000,000. According to EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock", the Company recorded the convertible debentures and warrants as liabilities. The Company also reclassified the fair value of options and warrants previously granted to service providers and investors, in the amount of $7,632, from additional paid-in capital to liability (See Note 8).

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

e. Long-term restricted lease deposit

Long-term restricted lease deposit with maturities of more than one year used to secure lease agreement is presented at cost. The deposit is in dollars and bears an average annual interest of approximately 2.5%.

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

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

 NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Impairment of long-lived assets

The Company's long-lived assets and identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2006 and 2005 no impairments were record. Through June 30, 2004, due to the on-going losses and negative cash flows, the Company recognized an impairment of its know-how in the amount of $264,807.

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

i. Accounting for stock-based compensation:

The Company's Board of Directors has adopted an Employee Stock Option Plan. (See Note 7). The Company has elected to follow Accounting Principles Board Statement No. 25 "Accounting for Stock Option Issued to Employees” ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plan. Under APB 25, when the exercise price of an employee stock option is equivalent to or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

The fair value for options granted in the year ended June 30, 2006 and 2005 is amortized over their vesting period of two years and was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	2006	2005
Expected dividend yield	0%	0%
Expected volatility	105%	102%
Risk-free interest rate	4.3%	4.2%
Expected life of up to	8 years	10 years

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Year ended June 30,		Period from May 11, 2001 (inception) through June 30

	2006	2005	2006

Net loss available to Common stock- as reported	$2,439,724	$2,098,108	$7,089,080
Deduct - stock based employee
compensation - intrinsic value	-	-	-

Add - stock-based employee compensation - fair value	538,003	558,628	1,206,516

Pro forma net loss	$2,977,727	$2,656,736	$8,295,596

Earning per share:
Basic and diluted net loss per share as reported	$(0.04)	$(0.05)

Pro forma basic and diluted net loss per share	$(0.05)	$(0.065)

See Note 2Q (2) for recently issued accounting standards.

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

j. Research and Development costs

Research and development costs, net are charged to the Statement of Operations as incurred.

k. Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No. 128")

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." ("SFAS No. 128")

m. Income taxes

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

n. Concentration of credit risk

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

o. Severance pay fund

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

Severance expenses for the year ended June 30, 2005 and 2006 amounted to approximately $19,257 and $45,957, respectively.

p. Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, short-term bank credit, trade payables and other accounts payable, approximate their fair value due to the short-term maturity of such instruments.

Liability in respect of the warrants issued is presented at fair value estimated using the Black-Scholes option pricing model.

q. Reclassification

Certain amounts from prior years have been reclassified to conform to current period presentation.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

r. Impact of recently issued accounting standards

1.

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

2.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“123(R)”), which in revision of FASB Statement No. 123, “Accounting For Stock- Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and amends FASB Statements No.95, "Statement of cash flows". Generally the approach in FASB statement 123(R) is similar to the approach describe in statement 123. However, Statement 123(R) requires all share-based payments to employees, including grant of employees stock options, to be recognized in the income statements based on their fair value .Pro forma discloser is no longer an alternative.  The Company expects to adopt statement 123(R) on July 1, 2006.

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

•

A “Modified retrospective”  method which includes the requirements of the modified prospective method describe above but also permits entities to restate based on the amounts previously recognized under statements 123 for purpose of Pro forma disclosure all periods presented

The Company plans to adopt statement No. 123 (R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2i above.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (continued)

3.

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

NOTE 3:-CASH AND CASH EQUIVALENTS

	Annual
	Interest	June 30
	%	2006

In dollars	4.5%	$2,203,137
In New Israeli Shekels (NIS)	-	171,015

		$2,374,152

NOTE 4:-PROPERTY AND EQUIPMENT, NET

June 30
2006

Cost:
Laboratory equipment	$294,412
Computers and peripheral equipment	48,570
Office furniture and equipment	10,428

353,410

Accumulated depreciation:
Laboratory equipment	73,459
Computers and peripheral equipment	23,051
Office furniture and equipment	2,206

98,716

Depreciated cost	$254,694

Depreciation expenses amounted to $42,536 for the years ended June 30, 2006.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5: – LIABILITY TO KNOW-HOW LICENSORS

a.

On May 1, 2003, the Company entered into a License Agreement with the Weizmann Institute of Science and Technion-Israel Institute of Technology and other individuals, including two stockholders of the Company (the "Licensor") to acquire a license of stem cell expansion technology related to bone marrow transplants. The Company received an exclusive, worldwide license to use the technology over the life of the related patent. The license grants exclusivity over all products, uses and related intellectual property, and grants the Company the right to enter into sub-licenses. According to the License Agreement, the Company is committed to pay the Licensor the aggregate amount of $400,000 of which $181,250 has been paid as of the balance sheet date and the remainder is to be paid on December 15, 2006.

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

NOTE 6:-COMMITMENTS AND CONTINGENCIES

a.

The subsidiary leases facilities under operating lease agreements, which expire in December 2007. The average monthly payment is NIS 32,250 (approximately $7,300) and is linked to the Israeli Consumer Price Index ("CPI"). In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $25,000.

Lease expenses amounted $84,573 and $84,117 for the years ended June 30, 2005 and 2006, respectively.

b.

The subsidiary leases 2 cars under operating lease agreement, which expire in May 2007 and October 2008. The average monthly payment is NIS 9,400 (approximately $2,090) and is linked to the CPI. In order to secure this agreement, the subsidiary pledged a deposit with the bank in the amount of $5,752.

Lease expenses amounted to, $15,042 and $32,617 for the years ended June 30, 2005 and 2006, respectively.

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

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $2.25 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $2.70 per stock, and may be exercised within five years. As of June 30, 2006 725,483 warrants were expired un exercised.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of June 30, 2006, the fair value of the liability in respect for the warrants issued was $0. The fair value as of June 30, 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%, expected dividend yield of 0%, expected volatility of 99.6%, and expected life of 0.83 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $270,000 and $150,000, for the years ended June 30, 2005 and June 30, 2006, respectively was recognized in the statements of operations as financial income.

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

g.

In October 2004 the Company commenced a private placement offering (The “October 2004 Agreement”) accordingly to which it issued 8,500,000 units. Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $0.30 per stock, subject to certain adjustments, and may be exercised until November 30, 2006. The units were issued as follows:

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

All warrants to the finders are exercisable with exercise price of $0.1 per stock until November 2006.

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

As of the date of the issuance the Company allocated the gross amount received of $1.2 million to the par value of the shares issued ($120) and to the liability in respect of the warrants issued ($1,199,880). Issuance expenses in the amount of $63,000 and finders’ fee in the amount of $144,000 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005 the Registration Statement became effective and the Company became no longer under possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720,000 and the amount of the deferred issuance costs was $178,116. The change in the carrying amount of the liability in respect of the warrants, recoded as income, in the year ended June 30, 2005 amounted to $479,880

The fair value as of May 13, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 104%, and expected life of 1.54 years.

j.

On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 common stock purchase warrants as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Each warrant is exercisable until November 30, 2006 into one common share at a price of $0.30 per share. Salary expenses of $696,000 were recognized during year ended June 30, 2005 in respect of this bonus based on the quoted market price of the Company's stock and the fair value of the options granted determined using the Black – Scholes valuation model.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

l.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “October 2004 Agreement”, were exercised to shares.
m.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “October 2004 Agreement”, were exercised to shares.
n.	Stock Option Plan 2003 ("ESOP")

Under the Company's 2003 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of June 30, 2006, 68,941 common stock of the Company are still available for future grant under the terms of the Plan.

Each option granted under the Plan is exercisable through the expiration date of the Plan which is December 2013 unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option which are cancelled or forfeited before expiration, become available for future grants.

Options to employees:

On December 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76. All options were granted with an exercise price that exceeded the quoted market price of the Company's stock on the date of grant. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.29 at date of grant. During the year ended June 30, 2004, 156,734 options to employees were forfeited.

During the year ended June 30, 2005, 451,170 options with an exercise price of of $0.3 per share were granted to the Company’s Chief Financial Officer. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.35 at date of grant. On February 15, 2005 the Company issued 50,000 shares and 70,495 options to former director and Chief Executive Officer of the Company. The exercise price of the options is $0.3 per share and they are fully vested and exercisable till February 15, 2008. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.26 at date of grant. Compensation expenses of $14,500 were recognized during the year ended June 30, 2005 in accordance with APB 25. During the year ended June 30, 2005, 15,415 options to employees were forfeited.

During the year ended June 30, 2006, 239,683 options with an exercise price of $0.1 per share were granted to employees and directors of the Company and no options were forfeited.

As of June 30, 2006, 3,565,790 options to employees are exercisable.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

On October 17, 2004 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.76 to $0.3. On September 21, 2005 the Board of directors decided to reduce the exercise price of the options that were granted to the Company’s employees and directors from $0.3 to $0.12. According to APB Opinion No. 25 and FIN 44 when the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The reduction of the exercise price did not result in compensation expenses in the years ended June 30, 2005 and 2006.

Options to consultants:

In the framework of the stock option plan, the Company issues warrants to consultants, for carrying out investor relation's activities. On December 2003, the Company granted 669,189 options to consultants at a weighted average exercise price of $0.92.

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

As of June 30, 2006, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions at grant date: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $161,641 and $0 were recognized during the year ended June 30, 2005 and 2006, respectively in accordance with EITF 96-18.

o.	Stock Option Plan 2005 ("ESOP")

Under the Company's 2005 Stock Option Plan (the "Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the Plan, the Company reserved for issuance 15,000,000 of its common stock.

Each option granted under the Plan is exercisable trough the expiration date of the Plan which is January 2016 unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option which are cancelled or forfeited before expiration, become available for future grants.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

Options to employees:

On September 21, 2005 the Board of Directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over a three years period. On January 17, 2006 the Company granted him the stock options from the 2005 plan and resolved to reduce the exercise price to $0.1 and also to revise the vesting period to two years. The reduction of the exercise price did not result in compensation expenses in the year ended June 30, 2006. The award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised.

On January 17, 2006, the Company granted from the Plan 5,490,000 stock options to employees and directors. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price was determined to be the stock price at the date of grant which was $0.10. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.08 at date of grant.

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

On January 17, 2006, the Company granted to consultants 1,150,000 stock options from the Plan. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price is $0.10.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3%, expected dividend yield of 0%, expected volatility of 105%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $114,800 were recognized during the year ended June 30, 2006, in respect with those options.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 7:-SHARE CAPITAL (continued)

A summary of the Company’s share option activity (except options to consultants) under the Plans is as follows:

	2006		2005
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	3,326,107	(*) $0.3	2,819,857	$0.30

Granted	10,229,683	$0.10	521,665	$0.30

Forfeited	-	-	15,415	$0.30

Options outstanding at the end of the year	13,555,790	$0.10	3,326,107	$0.30

Options exercisable at the end of the year	3,565,790	$0.12	3,122,140	$0.30

(*) Repriced in September 2005 to $0.12 (see Note 7n)

The Company’s outstanding options to consultants as of June 30, 2006 are as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Exercisable Through
December 31, 2003	169,189	$0.4	169,189	December 31, 2013
January 17, 2006	2,650,000	$0.1	-	January 17, 2016

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:-CONVERTIBLE DEBENTURE

1.

On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures “), for gross proceeds of $3,000,000. In conjunction with this financing, the Company issued 47,393,364 warrants exercisable for three years at an exercise price of $0.075. The Company paid a finder's fee of 10% in cash and issued 9,478,672 warrants exercisable for three years, half of which are exercisable at $0.075 and half of which are exercisable at $0.077. The company also issued 1,000,000 warrants in connection with the separate finder's fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $0.075.

1a.            The Debentures, which mature on April 3, 2008, are convertible to common shares at the lower of 75% of the volume weighted average trading price for the 20 days prior to issuance of a notice of conversion by a holder of a Debentures or, if while the Debentures remain outstanding the Company enters into one or more financing transactions involving the issuance of common stock or securities convertible or exercisable for common stock, the lowest transaction price for those new transactions.

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

The Company agreed to register the common shares issuable upon conversion of the Debentures and exercise of the warrants within 30 days after the Closing Date. The Registration Statement was filed and has gone effective as June 30, 2006.

Should the Registration cease to be effective during the time before the Convertible Debenture have matured, the Company will be required to pay substantial penalties to the holders of the Convertible Debenture.

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
In U.S. Dollars

NOTE 8:- CONVERTIBLE DEBENTURE (continued)

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

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company's Own Stock" (EITF 00-19), the Company allocated the consideration paid for the convertible debenture and the warrants as follows:

The warrants were recorded as a liability based on their fair value in the amount of $951,467. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months. Changes in the fair value are recorded as interest income or expense, as applicable.

The fair value of the conversion feature of the debenture, in the amount of $1,951,466 was recorded as a liability.

The balance of the consideration, in the amount of $97,067, was allocated to the debenture. The discount in the amount of $2,912,933 is amortized according the effective rate interest method over the debentures contractual period (24 months).

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:- CONVERTIBLE DEBENTURE (continued)

The balance of such debenture as of June 30, 2006 is comprised as follows:

Convertible Debenture	$97,068
Accrued discount	17,217
$114,285

Finder’s fee of 10% in cash and the fair value of 10,478,672 warrants amounted to $534,646 were recorded as deferred issuance expenses and are amortized over the debentures contractual period. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months.

The Company recorded in the year ended June 30, 2006 $67,847 as financial expenses in respect to the discount amortization and accrued interest.

According to EITF 00-19, in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the convertible debentures dated April 3, 2006, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company's warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings. Such reclassification amounted to $7,632.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9:-FINANCIAL INCOME NET

	Year ended June 30,		For the period from May 11, 2001 (date of incorporation) through June 30,

	2006	2005	2006

Foreign currency translation differences	$ 3,126	$ 8,921	$ 23,660
Interest on short-term bank credit and bank's expenses	5,217	9,449	18,839
Interest accrued on know-how licenses	18,791	12,332	64,972
Interest income on deposits	(42,607)	(12,467)	(71,533)
Deferred issuance expenses amortization	205,081	168,620	435,805
Discount amortization	17,217	-	17,217
Interest expenses of debenture	50,630	-	50,630
Change in fair value of warrants	(150,000)	(749,880)	(1,979,850)

	$107,455	$(563,025)	$(1,440,260)

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 10:-INCOME TAX

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In the year ended June 30, 2006 the main reconciling items from the statutory tax rate of the Company (34%-35%) to the effective tax rate (0%) is carryforward tax losses for which a full valuation allowance was provided.

Net operating losses carryforward:

The Company has accumulated losses for tax purposes as of June 30, 2006 of approximately $4,700,000, which may be carried forward and offset against taxable income until 2024.

The subsidiary has accumulated losses for tax purposes as of June 30, 2006 in the amount of approximately $2,500,000 that may be carried forward and offset against taxable income in the future for an indefinite period.

Utilization of U.S. net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred Income taxes

As of June 30, 2006, the Company and its subsidiary have provided valuation allowances of approximately $2.5 million in respect of deferred tax assets resulting from tax loss carryforward. Management currently believes that since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Tax rate

The Company taxed based on tax laws in it country of residence.

Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007 27% in 2008, 26%, in 2009 and in 2010 and thereafter - 25%.

NOTE 11:-TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Balances with related parties

	June 30,
	2006	2005

Know-how licensors (included current maturities)	$ 37,500	$ 33,977

Accrued expenses	$(2,452)	$29,493

Salary expenses	$164,802	$888,293

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B	Other Information

Not Applicable

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As at June 30, 2006 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Chief Executive Officer, President and Director	52	September 26, 2005 November 21, 2005
Yossi Keret	Chief Financial Officer	40	May 30, 2004
Ora Burger	Vice President, Development	39	October 26, 2005
Dr. Shai Meretizki	Chief Technology Officer	38	October 17, 2004
Doron Shorrer	Director	53	October 2, 2003
Hava Meretzki	Director	38	October 2, 2003
Isaac Braun	Director	53	July 6, 2005

Israel Ben-Yoram	Director	43	January 26, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman became our Chief Executive Officer and President on September 26, 2005 and a director of our company on November 21, 2005. Mr. Aberman became our acting Chairman of the Board on April 3, 2006. Mr. Aberman has 20 years of Experience in Marketing and Management in the Hi-Tech Industry. He held Chief Executive and Chairman positions in Israel, the USA, Europe, Japan and Korea. He operated within high-tech global companies in the fields of Automatic Optical Inspection, network security, Video over IP, software, chip design and robotic markets. Mr. Aberman serve as the chairman of Rose Hitech Ltd., a private investment company; as chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., involved in data management. Before those positions he served as the President and CEO of Elbit Vision Systems), a public company traded on the OTCBB market (EVSNF.OB) which supplies inspection systems for the microelectronic industry. As well, Mr. Aberman served as President and CEO of Netect Ltd specializing in the field of Internet security software, he was the Co-Founder, President and CEO of “Associative computing Ltd, developing an associative parallel processor for real-time video processing, he served as chairman of Display Inspection Systems Inc specializing in laser based inspection machines and he served as President and CEO of Robomatix Technologies Ltd, a public company (RBMXF.OB).

In 1992, Mr. Aberman was awarded the Rothschild Prize for excellence in his field from the President of the State of Israel. Aberman holds a B.Sc. in Mechanical Engineering from Ben Gurion University in Israel.

Yossi Keret

Mr. Keret was appointed as our Chief Financial Officer on May 30, 2004. Before his appointment as our Chief Financial Officer, Mr. Keret acted as the Chief Financial Officer of M.L.L. Software and Computers Industries Ltd. (TASE:MLL) where he oversaw the company’s three subsidiaries. Prior to his employment at M.L.L., he was the Chief Financial Officer of Internet-Zahav Group, Ltd. (NASDAQ:IGLD) the leading Israeli ISP with revenues in excess of $45 million, 900 employees and three subsidiaries. As the Chief Financial Officer of Top Image Systems Ltd. (NASDAQ:TISA), Mr. Keret directed all activities that led to a NASDAQ listing, formulated systems which increased sales growth 60% during his 5 year term and opened branches and subsidiaries in Europe and USA . He began his career at Kost Forer and Gabai Accountants - a member of E&Y International.

Mr. Keret holds a B.A. from Haifa University in Economics and Accounting, is a Certified Accountant in Israel and is working toward an MBA from Heriot-Watt University.

Ora Burger

Dr. Burger was appointed as our Vice President, Development on October 26, 2005. Dr. Burger was recruited to Pluristem in 2003 to promote the research of hemapoietic stem cells (HSC) growing and expanding in a physiological like microenvironment 3-D culture in our company' novel PluriX(TM) bioreactor. She was subsequently promoted to manage turnkey projects in research and development - specifically the production of transplantable HSC using a 3-D biodegradable scaffolding platform in the PluriX(TM) bioreactor. This project is co-sponsored by the Chief Scientist of the Israeli Ministry of Industry and Trade under the most prestigious “Magneton” grant program directed toward facilitating technology transfer to the forefront of innovation from the University to leading high-technology and biotechnology companies.

Prior to joining our company, Dr. Burger served as a Research and Development Advisor in several emerging-growth biotechnology companies validating technologies for further development. She acted as Director of Research and Development for Diagnostic Technology where she led the development of ELISA kit, intended for the prenatal diagnose of pregnancy complications such as preeclampsia, preterm delivery and fetal growth restriction.

Dr. Burger holds a B.A. and MSc. in plant science from the faculty of agronomy of the Hebrew University and a DSc. in Biotechnology Engineering from Technion. She completed postdoctoral training at Technion and Tel Aviv University, Sackler School of Medicine, working on therapeutic models to cure the damage of Helicobacter pylori, a bacterial infection which causes ulcers, gastritis, and gastric cancer. Her work was recently re-illuminated following the 2005 Nobel Prize in Medicine to the scientists who discovered the clinical central importance of the subject: Ulcer Derived from Bacterial Infections. Dr. Burger was until recently a lecturer in Biotechnology and Food Engineering Faculty at the Technion institute.

Dr. Shai Meretzki

Dr. Shai Meretzki was the founder and is the chief technology officer of our wholly owned subsidiary, Pluristem, Ltd. He received his Ph.D. in biotechnology at the Technion-Israel Institute of Technology in 2002. Dr. Meretzki has conducted extensive research on the subject of stem cell expansion. His research project for his Ph.D. thesis was “Stationary packed bed bioreactor for propagation of transplantable human haemopoietic stem cells.” From 1995 to 1996, Dr. Meretzki was employed at the Department of Chemical Engineering at the Technion-Israel Institute of Technology. From 1997 to 2001, he was an instructor teaching medical students cell biology and hematology at the Rappaport Faculty of Medicine in Haifa, Israel. From 2001 to 2002, Dr. Meretzki was in charge of biological and chemical research and development for Polyheal, Ltd. in Nesher, Israel.

Doron Shorrer

Mr. Shorrer was appointed a director on October 2, 2003. Mr. Shorrer, ISR (CPA) was Chairman of the Board of Phoenix Insurance Company, one of the largest insurance companies in Israel and Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to these positions, Mr. Shorrer held senior appointments that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.

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

Israel Ben-Yoram

Mr. Ben-Yoram was appointed a director on January 26, 2005. Mr. Ben-Yoram has been a director and partner in the accounting firm of Mor, Ben-Yoram and Partners in Israel since 1985 to present. This accounting firm currently employs over 15 employees in the field of auditing, consulting, and accompanying projects. Since 1992 to present, Mr. Ben-Yoram has also served as a shareholder and the head director of Mor, Ben-Yoram Ltd., a private company in Israel in parallel to the operation of the Mor, Ben-Yoram and Partners accounting firm. This company provides management services, economic consulting services and other professional services to businesses. Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in Economics from the Hebrew University of Jerusalem, an LLB and an MBA from Tel Aviv University and an LLM from Bar Ilan University.

Significant Employees

We currently do not have any significant employees aside from our directors and officers.

Family Relationships

Shai Meretzki, our former Chief Executive Officer and the founder and chief technology officer of our wholly owned subsidiary, Pluristem, Ltd. and Hava Meretzki, one of our directors, are husband and wife.

Audit Committee and Audit Committee Financial Expert

On October 2, 2003, our board of directors created an audit committee and adopted an audit committee charter. On July 6, 2005 we appointed Hava Meretzki, Israel Ben-Yoram and Isaac Braun as members of our Audit Committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Mr. Israel Ben-Yoram and Mr. Isaac Braun are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Ms. Hava Meretzki is not considered independent as she is married to our former Chief Executive Officer and the founder and chief technology officer of our wholly owned subsidiary, Pluristem, Ltd., Dr. Shai Meretzki. We believe that the members of our audit committee are collectively capable of analysing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the fiscal year 2006, the audit committee met a total of 4 times.

Other Committees of the Board

On October 2, 2003, our board of directors also created a compensation committee and a corporate governance committee. Our board of directors adopted a compensation committee charter and appointed Doron Shorrer and

Hava Meretzki as members of our compensation committee. Our board of directors also adopted a corporate governance committee charter and appointed Doron Shorrer and Hava Meretzki as members of our corporate governance committee

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Braun Isaac(1)	1	1	Nil
Aberman Zami(1)(2)	2	1	Nil
Meretzki Shai(2)	1	1	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Initial Statement of Beneficial Ownership of Securities.

Item 10.	Executive Compensation.

The following table summarizes, to the end of fiscal year ended June 30, 2006, the compensation Zami Aberman, who has served as our Chief Executive Officer, since September 26, 2005, Shai Meretzki, who has served as our Chief Executive Officer from October 17, 2004 to September 26, 2005, Dr. Ze’evi Mendi, who served as our Chief Executive Officer from June 10, 2004 to October 17, 2004, Dr. Irit Arbel, who served as our Chief Executive Officer and a director from May 30, 2003 to June 10, 2004, and Mr. Harvey M.J. Lawson, who served as our Chief Executive Officer from May 11, 2001 to May 30, 2003 and as a director from May 11, 2001 to February 11, 2004. No other officers or directors received annual compensation in excess of $100,000 during the most recently completed fiscal year and are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Awards		Payouts
					Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Zami Aberman Chief Executive Officer	2006 2005 2004	135,38 N/A N/A	30,000 N/A N/A	N/A N/A N/A	4,500,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Shai Meretzki Chief Executive Officer	2006 2005 2004	164,802163,869 105,000	N/A Nil Nil	N/A Nil Nil	4,351,170 2,851,170 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ze’evi Mendi Chief Executive Officer	2006 2005 2004	Nil 47,236 Nil	Nil Nil Nil	Nil 10,000(1) Nil	Nil 70,495(1) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Dr. Irit Arbel Former Chief Executive Officer and Director	2006 2005 2004	Nil N/A 108,000	Nil N/A Nil	Nil N/A Nil	Nil N/A 563,962	Nil N/A Nil	Nil N/A Nil	Nil N/A Nil
Harvey Lawson Former Chief Executive Officer & Director	2006 2005 2004	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A 56,396	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

(1)    Dr. Mendi was issued 50,000 common shares upon his termination as a director at a deemed price of $0.20 per share for his services as our Chief Executive Officer and 70,495 options to purchase shares of our common stock, exercisable at a price of $0.30 per share until February 15, 2008, for his services as a director of our company.

Option Grants in the Last Fiscal Year

During the fiscal year ended June 30, 2006, there were 6,000,000 stock options granted our named executive officers, 4,500,000 to Zami Aberman and 1,500,000 to Dr. Shai Meretzki.

Aggregated Option/Exercises in Last Fiscal Year And 2005 Fiscal Year End Option/Values

During the fiscal year ended June 30, 2006, no stock options were exercised by our named executive officers.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the Stock Option Plan described below.

Stock Option Plan

On November 25, 2003, we adopted our 2003 Stock Option Plan, under which options to purchase up to 4,100,000 shares of our common stock can be granted to our directors, officers, employees and consultants. We granted a total of 3,645,780 options on December 30, 2003 with various exercise prices and expiration dates, to directors, officers, employees and consultants. On June 10, 2004 the former chief executive officer left our company and 156,734 of her options expired and were returned to the option pool. As at June 30, 2004, there were 610,954 unallocated options remaining under the 2003 Stock Option Plan. On July 6, 2004 we granted 451,170 options to the company's new chief financial officer. On February 15, 2005 we granted 70,495 options to Mendi Ze'evi, our former director and chief executive officer, exercisable at a price of $0.30 per share until February 15, 2008. During the last quarter of 2004, 15,415 options expired and were returned to the option pool. During the year ended June 30, 2005, several of our employees left our company and 1,735,734 options expired and were returned to the option pool. On January 17, 2006 we granted 239,683 to two of our directors, exercisable at a price of $0.12 per share until May 1, 2013.

On June 30, 2006, there were 365,020 of our common stock still available for future grant under the 2003 Stock Option Plan

On November 21, 2005, we adopted our 2005 Stock Option Plan, under which options to purchase up to 15,000,000 shares of our common stock can be granted to our directors, officers, employees and consultants. We granted a total of 12,140,000 options on January 17, 2006 at an exercise price of $0.10, expiring January 16, 2016, to directors, officers employees and consultants.

On June 30, 2006, there were 2,360,000 of our common stock still available for future grant under the 2005 Stock Option Plan.

On July 22, 2004 we granted 500,000 options exercisable at a price of $0.40 per share until July 22, 2014 outside of our stock option plan. These options and an additional 500,000 options included in the 2003 Stock Option Plan expired, unexercised, on March 30, 2005.

On September 18, 2006, we increased the number of options to purchase shares of common stock available under our 2005 Stock Option Plan by 15,000,000 shares of our common stock which can be granted to our directors, officers, employees and consultants. The 2005 Stock Option Plan now covers 30,000,000 shares of our common stock. As of September 19, 2006, there were 17,360,000 of our common stock available for further grant under the 2005 Stock Option Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings and on April 15, 2004, we approved of the following compensation for directors: annual compensation of $8,400 plus applicable taxes; meeting participation fees of $750 plus taxes; and for meeting participation by telephone, 50% of the regular meeting compensation. During the fiscal year ended June 30, 2006 we paid a total of $60,501 to directors as compensation.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2006.

We granted 2,500,000 stock options to directors of our company during the year ended June 30, 2006.

Executive Employment Agreements

There are no written employment or consulting agreements between our company and any of our directors and executive officers, except for the following:

(a)	an agreement with Yossi Keret dated May 29, 2004, under which Mr. Keret is paid 33,000 New Israeli Shekels per month (US$7,290 at a conversion rate of 4.52645 NIS to the $US);

(b)

a consulting agreement dated September 26, 2005 with Zami Aberman, under which Mr. Aberman is paid an equivalent of US$13,000 per month in New Israeli Shekels at the then current exchange rate plus Value Added Tax; and

(c)

a consulting agreement dated November 24, 2005 with Meretzki Consulting Ltd., a company incorporated under the laws of the state of Israel and wholly owned by Dr. Shai Meretzki, under which Meretzki Consulting Ltd. is paid a monthly retainer of 60,000 New Israeli Shekels ($12,755.50 USD at current exchange rate) plus Value Added Tax. Dr. Shai Meretzki is provided with a cellular phone and a company car pursuant to the terms of the consulting agreement.

For a portion of fiscal 2005, we paid Dr. Mendi Ze'evi, our former Chief Executive Officer, a monthly gross compensation of $15,000. During the year ended June 30, 2005, we paid Dr. Ze’evi a total of $47,236. On October 17, 2004, Dr. Mendi Ze’evi ceased to be CEO of our company and his contract was not renewed.

Arrangements and plans to provide pension, retirement or similar benefits for directors or executive officers will be decided upon by the compensation committee. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that we have agreed to pay Mr. Aberman two (2%) percent of any financings we conduct through August 2007 and we have agreed to pay Mr. Keret certain bonuses for financings, depending on the amount raised. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer, except Dr. Shai Meretzki, whose termination provisions provide for 6 months’ payment on termination, which at current salary would total approximately $120,000. Additionally, Mr. Aberman’s stock options fully vest upon a change of control.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth, as of September 5, 2006, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class*
Common Shares	Zami Aberman Chief Executive Officer, Chairman of the Board, President and Director 63 Rabutzky Street Raanana, Israel	1,848,000(2)	2.4%

Common Shares	Shai Meretzki Chief Technology Officer of Pluristem, Ltd. 38 Raul Wallenberg Haifa, Israel	10,668,170(3)	14.3%
Common Shares	Joseph Corso 15 Ottavio Promenade Staten Island, NY 10307	7,000,000	9.5%
Common Shares	Hava Meretzki Director 38 Raul Wallenberg Haifa, Israel	584,377(4)	0%
Common Shares	Doron Shorrer Director 33 Koreh Hadorot Street Jerusalem, Israel	779,170(5)	0%
Common Shares	Israel Ben-Yoram Director 24 Barkan Street Rishon Lezion, Israel	401,089(6)	0%
Common Shares	Isaac Braun Director 9 Zeharia Street, POB 402 Bene Barak, Israel	405,594(7)	0%
Common Shares	Yossi Keret Chief Financial Officer Hanesi’im Street 6/19 Hod Hasharon, Israel	861,170(8)	0%
Common Shares	Ora Burger Vice President, Development 5 Bulchin St. Haifa 32882 Israel	443,838(9)	0%
Common Shares	Directors and Officers (as a group)	15,991,408(10)	19.4%

0% is indicated for amounts less than 1%

(1) Based on 73,909,663 shares of common stock issued and outstanding as of September 5, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Mr. Aberman was granted 4,500,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 1,848,000 includes all options to be vested to and including November 16, 2006.

(3) 4,802,000 of which are registered under the name of A.R.Y. Holdings Ltd., which are owned and controlled by Dr. Shai Meretzki. 451,170 of which are options to purchase shares of common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days. 2,400,000 of which were granted in connection with the issuance of Notice of Allowance by the United States Patent Office for our patent application number 09/890,401. 2,400,000 of which are warrants to purchase shares of common stock granted in connection with the issuance of Notice of Allowance by the United States Patent

Office for our patent application number 09/890,401. Dr. Meretzki was granted 1,500,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 10,668,170 includes all options to be vested to and including November 16, 2006.

(4) Representing options to purchase shares of our common stock granted on December 30, 2003 and January 17, 2006 that are currently exercisable or exercisable within 60 days. Ms. Meretzki was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 584,377 includes all options to be vested to and including November 16, 2006.

(5) Representing options to purchase shares of our common stock granted on December 30, 2003 and January 17, 2006 that are currently exercisable or exercisable within 60 days. Mr. Shorrer was granted 800,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 779,170 includes all options to be vested to and including November 16, 2006.

(6) Representing options to purchase shares of our common stock granted on January 17, 2006 that are currently exercisable or exercisable within 60 days. Mr. Ben-Yoram was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 401,089 includes all options to be vested to and including November 16, 2006.

(7) Includes warrants exercisable into 75,000 shares of our common stock that are currently exercisable or exercisable within 60 days and 234,594 options to purchase shares of our common stock granted on January 17, 2006 that are currently exercisable or exercisable within 60 days. Mr. Braun was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 405,594 includes all options to be vested to and including November 16, 2006.

(8) Representing options to purchase shares of our common stock granted on May 18, 2004 and January 17, 2006 that are currently exercisable or exercisable within 60 days. Mr. Keret was granted 1,000,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 861,170 includes all options to be vested to and including November 16, 2006.

(9) Representing options to purchase shares of our common stock granted on December 30, 2003 and January 17, 2006 that are currently exercisable or exercisable within 60 days. Ms. Burger was granted 1,000,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on July 16, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 443,838 includes all options to be vested to and including November 16, 2006.

(10) Includes options to purchase 6,236,408 shares of our common stock and warrants to purchase 2,475,000 shares of our common stock, that are currently exercisable or exercisable within 60 days.

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

Dr. Shai Meretzki is a signatory of the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology because he was an inventor of the technology listed in the License

Agreement. Dr. Meretzki is our former Chief Executive Officer and an affiliate of our company through his indirect acquisition of shares of our common stock.

The promoters of our company are our directors and officers.

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).

(10)	Material Contracts

10.1	Software Development Agreement (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

10.2	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).

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

10.22

Form of Securities Purchase Agreement between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.23

Form of Debenture between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.24

Form of Warrants between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.25

Form of Registration Rights Agreement between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.26

Form of Security Interest Agreement between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yossi Keret.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 and for the review of our SB-2 were $56,000.

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the year ended June 30, 2005 and for the review of quarterly reports on Form 10-QSB for the quarters ending September 30, 2004, December 31, 2004 and March 31, 2005, were $50,000.

Audit Related Fees

None

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

Tax Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in the year ended June 30, 2006 for the professional services rendered for tax related matters were $26,000.

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in the year ended June 30, 2005 for the professional services rendered for tax related matters were $5,000.

Other Fees – Application to Chief Scientist of Israel

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the application to the Chief Scientist of Israel were $10,000. Other services in 2006 included assistance in submitting an application to the Office of the Chief Scientist of Israel. In 2005 no “other services” were given and billed.

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

Pluristem Life Systems Inc.

By:	/s/ Zami Aberman
(Zami Aberman, Chief Executive Officer,
Principal Executive Officer)

Date:	September 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yossi Keret
(Yossi Keret, Chief Financial Officer,
Principal Financial Officer and Accounting
Officer)

Date:	September 21, 2006