Form 10QSB
period 2006-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2006-11-14
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   257,050,485 common shares issued and outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2006, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	1-2
Consolidated Statements of Operations	3
Statements of changes in Stockholders’ Equity (Deficiency)	4-9
Consolidated Statements of Cash Flows	10-11
Notes to Consolidated Financial Statements	12-26

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

September 30,
2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,701,391
Prepaid expenses	42,214
Other accounts receivables	53,830
Total current assets	1,797,435

LONG-TERM RESTRICTED LEASE DEPOSIT	51,599

SEVERANCE PAY FUND	70,064

PROPERTY AND EQUIPMENT, NET	246,871

DEFERRED ISSUANCE EXPENSES	410,266

Total assets	$2,576,235

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

September 30,
2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	579
Know-how licensors	218,750
Trade payables	108,867
Accrued expenses	175,120
Other accounts payable	57,352
Total current liabilities	560,668

LONG-TERM LIABILITIES
Liability in respect of warrants	524,512
Conversion feature embedded in convertible debenture	1,764,451
Convertible debenture	160,304
Accrued severance pay	91,627
2,540,894

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 77,320,309 shares	772
Additional paid-in capital	6,847,042
Deficit accumulated during the development stage	(7,373,141)
(525,327)

$2,576,235

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Three Month Ended September 30,		Period From May 11, 2001 (Inception) Through September 30,
	2006	2005	2006

Research and development costs, net (1)	$389,609	$253,306	$4,478,570

General and administrative expenses (1)	405,650	208,909	4,599,559

In-process research and development write-off	-	-	246,470

	795,259	462,215	9,324,599

Financial income, net	(511,198)	(87,066)	(1,951,458)

Net loss for the period	$284,061	$375,149	$7,373,141

Basic and diluted net loss per share	$(0.004)	$(0.01)

Weighted average number of shares
used in computing basic and diluted
net loss per share:	69,160,410	63,653,483

(1) Stock-based compensation expenses are included in the following line items for the three months ended September 30, 2006:

Research and development	$26,429
General and administrative	121,899
Total	$148,328

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except shares data)

					Deficit
					Accumulated	Total
			Additional	Receipts	during the	Stockholders’
	Common Stock		paid-in	On account	Development	Equity
	Shares	Amount	Capital	of shares	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	35,000,000	$ 350	$ 2,150	$ -	$ -	$ 2,500

Balance as of June 30, 2001	35,000,000	350		-	-	2,500
Net loss	-	-	-	-	(77,903)	(77,903)

Balance as of June 30, 2002	35,000,000	350	2,150	-	(77,903)	(75,403)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17,359	14,133,000	141	83,450	-	-	83,591
Forgiveness of debt	-	-	11,760	-	-	11,760
Stocks cancelled on March 19, 2003	(27,300,000)	(273)	273	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56,540	-	-	-	933,464	-	933,464
Net loss	-	-	-	-	(462,995)	(462,995)

Balance as of June 30, 2003	21,833,000	$ 218	$ 97,633	$ 933,464	$ (540,898)	$ 490,417

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	During the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Balance as of July 1, 2004	26,858,483	$ 268	$ 2,907,990	$ (2,551,248)	$ 357,010

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-	161,641	-	161,641

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-	296,092

Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	425,025

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	70	-	-	70
Issuance of common stock and options on February 15, 2005 to former director of the company	50,000	(*)	14,500	-	14,500

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	50	-	-	50

(*) Less then one dollar

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	During the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-	144,000	-	144,000

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24,000	12,000,000	120	1,175,880	-	1,176,000

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	18	(18)	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6,038	750,000	8	68,954	-	68,962

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	24	695,976	-	696,000

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	2	19,998	-	20,000

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	during the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178,116	-	-	541,884	-	541,884

Net loss for the year	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	636	6,451,846	(4,649,356)	1,803,126

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	80,000	(*)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005
Agreement	10,000	(*)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF
00-19 (**)	-	-	(7,632)	-	(7,632)

Net loss for the year	-	-	-	(2,439,724)	(2,439,724)

Balance as of June 30, 2006	63,743,483	$636	$6,444,214	$(7,089,080)	$(644,230)

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	during the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Balance as of July 1, 2006	63,743,483	$636	$ 6,444,214	$ (7,089,080)	$ (644,230)

Conversion of convertible debenture	13,576,826	136	254,500	-	254,636

Compensation related to options granted to employees	-	-	148,328	-	148,328

Net loss for the period	-	-	-	(284,061)	(284,061)

Balance as of September 30, 2006	77,320,309	$772	$ 6,847,042	$ (7,373,141)	$ (525,327)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (284,061)	$ (375,149)	$ (7,373,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,413	10,141	197,982
Capital gain	-	-	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	136,669	34,934	561,811
Stock-based compensation to employees	148,328	26,393	1,329,460
Stock-based compensation to consultants	39,346		39,346
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	-	3,091	54,600
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	47,241	66,558	(44,994)
Decrease in prepaid expenses	20,109	18,590	47,786
Increase (decrease) in trade payables	(176,236)	(51,091)	99,460
Increase (decrease) in other accounts payable and accrued expenses	1,944	(35,031)	(300,387)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	-	(80)	(2,164)
Change in fair value of liability in respect of warrants	(707,078)	(120,000)	(2,530,041)
Change in convertible debenture	63,009	-	63,009
Accrued severance pay, net	1,868	850	21,563
Net cash used in operating activities	(697,448)	(420,794)	(6,626,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(3,590)	(23,137)	(246,362)
Proceed from sale of property and equipment	-	-	28,475
Purchase of long-term restricted lease deposit	(22,934)	-	(50,479)
Repayment of long-term restricted lease deposit	-	-	19,851
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(26,524)	(23,137)	(316,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	-	4,686,209
Issuance of warrants	-	-	1,246,397
Issuance of convertible debenture	-	-	2,734,012
Conversion of convertible debenture	50,632		50,632
Short-term bank credit, net	579	-	553
Repayment of know-how licensors	-	-	(81,250)
Proceeds from notes and loan payable to related parties	-	-	78,195
Repayments of know – how licenses	-	-	(69,885)
Net cash provided by financing activities	51,211	-	8,644,863

Increase (decrease) in cash and cash equivalents	(672,761)	(443,931)	1,701,391
Cash and cash equivalents at the beginning of the period	2,374,152	1,889,438	-
Cash and cash equivalents at the end of the period	$ 1,701,391	$ 1,445,507	$ 1,701,391

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30,
	2006	2005	2006

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 218,750
Conversion of convertible debenture	254,636	-	254,636
	$ 254,636	$ -	$ 473,386

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash			$ (427,176)
equivalents)
Long-term restricted lease deposit			18,807
Property and equipment			130,000
In-process research and development write-off			246,470

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

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $7,373,141 through September 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2006, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2006 are applied consistently in these consolidated financial statements.

The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed in b below.

Certain amounts from prior year have been reclassified to conform to current period presentation.

b.

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statement. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the three months period ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method / based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of adopting SFAS 123(R) as of July 1, 2006, the Company's net income for the three months ended September 30, 2006, is $148,328 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three months ended September 30, 2006, are $ 0.002 lower, than if the Company had continued to account for share-based compensation under APB 25.

Prior to July 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

The fair value of the Company's stock options granted to employees and directors for the three months ended September 30, 2006 and 2005 was estimated using the following weighted average assumptions:

	Three months ended September 30,
	2005	2006
	Unaudited

Risk free interest rate	3.8%	4.3%
Dividend yields	0%	0%
Volatility	112%	105%
Expected term (in years)	9.5	8

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma information under SFAS No. 123, is as follows:

	Three Months Ended September 30, 2005	Period from May 11, 2001 (inception) through June 30, 2006

Net loss available to Common stock – as Reported	$375,149	$6,139,104
Deduct- stock-based employee compensation- intrinsic value	(26,393)	(26,393)
Add - stock based employee compensation – fair value	21,070	981,578
	369,826	7,094,289
Pro forma net loss

Basic and diluted net loss per stock as reported	$(0.01)

Basic and diluted pro forma net loss per stock	$(0.01)

c.	Recently issued accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Recently issued accounting pronouncements (continued):

FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, "Accounting for income taxes" ("FAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position and results of operations.

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of September 30, 2006, the fair value of the liability in respect for the warrants issued was $0. The fair value as of September 30, 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%, expected dividend yield of 0%, expected volatility of 105%, and expected life of 0.30 years.

The change in the carrying amount of the liability in respect of the warrants in the amount of $270,000, $150,000 and $0 for the year ended June 30, 2005 and 2006 and for the three months ended September 30, 2006, respectively was recognized in the statements of operations as financial income.

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

Pursuant to the Plan, the Company reserved for issuance 4,100,000 of its common stock. As of September 30, 2006, 68,941 common stock of the Company are still available for future grant under the terms of the Plan.

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

As of September 30, 2006, 3,565,790 options to employees are exercisable.

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

As of September 30, 2006, 169,189 options to consultants are exercisable.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these warrants was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions for June 30, 2004: risk-free interest rates of 4.2%, expected dividend yield of 0%, expected volatility of 84%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $161,641, $0 and $0 were recognized during the year ended June 30, 2005 and 2006 and in the period of three months ended September 30, 2006, respectively in accordance with EITF 96-18.

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

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: -CHANGES IN SHARE CAPITAL (continued)

Options to Employees:

On September 21, 2005 the Board of Directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over a three years period. On January 17, 2006 the Company granted him the stock options from the 2005 plan and resolved to reduce the exercise price to $0.1 and also to revise the vesting period to two years. The reduction of the exercise price did not result in compensation expenses in the three months period ended September 30, 2006. The award shall be accounted for as a variable plan from the date of modification to the date the award is exercised, forfeited, or expires unexercised.

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

Compensation expenses of $148,328 were recognized during the three months period ended September 30, 2006, in respect with those options.

Options to consultants:

On November 21, 2005 the Board of Directors approved Dr. Shai Maretzki’s consulting agreement with the Company (which was signed on the same date) for a period of 2.5 years. Under this agreement the Company granted him 1,500,000 stock options under the Plan and upon the formal approval of the Plan by Tax Authorities. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The options were granted on January 17, 2006 at the exercise price of $0.10.

On January 17, 2006, the Company granted to consultants 1,150,000 stock options from the Plan. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price is $0.10.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3%, expected dividend yield of 0%, expected volatility of 105%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $39,346 were recognized during the three months period ended September 30, 2006, in respect with those options.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

A summary of the Company’s share option activity (except options to consultants) under the Plans is as follows:

	Three month ended
	September 30,
	2006
	Number of options	Weighted average exercise price

Outstanding at June 30, 2006	3,565,790	$0.12

Granted	-	-

Forfeited	-	-

Options outstanding at the end of the period	-	-

Options exercisable at the end of the period	3,565,790	$0.12

The Company’s outstanding options to consultants as of September 30, 2006 are as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Exercisable Through

December 31, 2003	169,189	$0.4	169,189	December 31, 2013
January 17, 2006	2,650,000	$0.1	-	January 17, 2016

p. During the three months period ended September 30, 2006, the Company issued 13,576,826 shares to the owners of Senior Secured Convertible Debentures (see Note 4).

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 4:-CONVERTIBLE DEBENTURE

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
In U.S. Dollars

NOTE 4:- CONVERTIBLE DEBENTURE (continued)

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 4:- CONVERTIBLE DEBENTURE (continued)

The balance of such debenture as of September 30, 2006 is comprised as follows:

Convertible Debenture	$87,765
Accrued discount	72,539
$160,304

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

The Company recorded in the three month period ended September 30, 2006 $164,744 as financial expenses in respect to the discount amortization and accrued interest.

According to EITF 00-19, in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the convertible debentures dated April 3, 2006, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company's warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings. As of September 30, 2006 such reclassification amounted to $1,632.

2.

During the three month period ended September 30, 2006 9.6% of the Debentures were converted into 13,576,826 shares. As a result an amount of $ 254,636 was reclassified into common stock and additional paid-in capital from conversion of the feature embedded in convertible debenture ($187,015), convertible debenture ($16,991) and accrued interest ($50,630).

3.

Till November 2, 2006 99.66% out of the convertible debentures have been converted into shareholders equity. As a result the Company will record an additional share capital of $1,772 and share premium in the amount of $1,929,652.

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

CW891485.1

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

On July 5, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our Preclinical Study of Bone Marrow Transplants: engrafted cells increased 2-4 times using Pluristem Ltd.'s innovative adjuvant cell therapy product known as PLX-I. PLX-I, by adding mesenchymal stromal cells during bone marrow transplant procedures that use umbilical cord blood samples, is intended to offer a breakthrough solution to improved engraftment of blood-producing hematopoeitic stem cells.

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

CW891485.1

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

CW891485.1

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

CW891485.1

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

To date, the small volume of blood collected from umbilical cords (typically less than 100 ml), use of umbilical cord blood has been limited to transplants in babies and children weighing less than 35 kg. Moreover, there are no existing hematopoietic stem cell production technologies for umbilical cord blood that can increase, to the best of our knowledge, the number of hematopoietic stem cells without causing differentiation of the hematopoietic stem cells. Once the hematopoietic stem cells have differentiated, they cannot be transplanted into the patient. Therefore, the development of a system that will facilitate the proliferation of hematopoietic stem cells in an appropriate culture media or substrate could enable the use of such hematopoietic stem cells drawn from umbilical cord blood for transplanting in adults where insufficient hematopoietic stem cells are available.

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

CW891485.1

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

CW891485.1

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

CW891485.1

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

CW891485.1

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

Pluristem Life Systems Inc. filed one provisional patent with the US Patent and Trademark Office for a new procedure for expanding hematopoeitic stem cells and early progenitor cells from cord blood from non selected mono-nuclear cells of the cord blood.

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

CW891485.1

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

Employees

We presently have 14 employees in research and development and 4 employees in management through our wholly owned subsidiary, Pluristem, Ltd.

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

CW891485.1

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

CW891485.1

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

CW891485.1

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

CW891485.1

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

From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology that we license. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on developing the technology with the goal of producing cell therapy products for sale in the marketplace.

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

CW891485.1

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

Liquidity and Capital Resources

During the three month period ended September 30, 2006, we incurred a net loss of $284,061, as compared to a net loss of $375,149 in the three month period ended September 30, 2005. This resulted from moving forward with our

CW891485.1

research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. On April 3, 2006 we raised gross proceeds of approximately $3,000,000 through the issuance of senior secured convertible debentures. As at September 30, 2006 we had cash of $1,701,391 which was sufficient to fund our operations for approximately 5 months.

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

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout the remainder of 2006, we will continue with the research and development activities referenced above. Since inception to September 30, 2006, we have spent $4,478,570 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, "Accounting for income taxes" ("FAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

CW891485.1

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position and results of operations.

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

CW891485.1

occurred and are expected to continue in the foreseeable future, the PluriX™ Bioreactor system and license agreement technology assets which we acquired in the 2003 fiscal year were written off during the 2004 fiscal year.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $ 7,373,141 since inception through the three month period ended September 30, 2006.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission on September 21, 2006.

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

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our stem cell production technology and commercialise our cell therapy products. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2006.

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

CW891485.1

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

We raised gross proceeds of approximately $3,000,000 through issuing a senior convertible debenture on April 3, 2006 to support the development and commercialisation of our PluriX™ Bioreactor system and our potential cell therapy products. The funds from this financing are expected to fund operations until early Spring of 2007. Our ability to continue to develop the PluriX™ Bioreactor system and commercialise our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our cell therapy products. Our future capital requirements will depend upon many factors, including:

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

CW891485.1

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

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

CW891485.1

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

CW891485.1

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

As of October 31, 2006 we converted over 99.3% of the $3,000,000 convertible debentures into 190,814,591 common stock of our company.

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

CW891485.1

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that

CW891485.1

evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 16, 2006, Yossi Keret resigned as our Chief Financial Officer. On November 1, 2006, we appointed Yaky Yanay as our Chief Financial Officer in place of Yossi Keret.

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

CW891485.1

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

10.12

Form of Debenture between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.13

Form of Warrants between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.14

Form of Registration Rights Agreement between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

10.15

Form of Security Interest Agreement between our company and each of the investors who participated in the April 3, 2006 senior secured convertible debenture private placement (incorporated by reference from our 8-K filed April 3, 2006).

(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

CW891485.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yaky Yanay

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

CW891485.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By: /s/ Zami Aberman

Zami Aberman, Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2006

By: /s/ Yaky Yanay

Yaky Yanay, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2006

CW891485.1