Form 10QSB
period 2006-12-31
PLURISTEM LIFE SYSTEMS INC
filed 2007-02-13
CIK 1158780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  267,065,997 common shares issued and outstanding as of February 7, 2007

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2006, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

IN U.S. DOLLARS

2

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

IN U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders’ Equity (Deficiency)	5-10
Consolidated Statements of Cash Flows	11-12
Notes to Consolidated Financial Statements	13-30

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

December31,
2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$842,880
Prepaid expenses	20,294
Other accounts receivables	82,316
Total current assets	945,490

LONG-TERM RESTRICTED LEASE DEPOSIT	51,599

SEVERANCE PAY FUND	62,882

PROPERTY AND EQUIPMENT, NET	324,946

DEFERRED ISSUANCE EXPENSES	7,766

Total assets	$1,392,683

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

December 31,
2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$41
Know-how licensors	218,751
Trade payables	186,580
Accrued expenses	172,207
Other accounts payable	86,677
Total current liabilities	664,256

LONG-TERM LIABILITIES
Accrued severance pay	76,241

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 267,695,684 shares	2,676
Additional paid-in capital	8,704,830
Deficit accumulated during the development stage	(8,055,320)
652,186

$1,392,683

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

	Six Month Period Ended December 31,		Three Month Period Ended December 31,		Period From May 11, 2001 (Inception) Through December 31,
	2006	2005	2006	2005	2006

Research and development costs, net	$ 548,389	$ 520,177	$ 158,780	$ 266,871	$ 4,637,350

General and administrative expenses	861,887	412,679	456,237	203,770	5,055,796

In-process research and development write-off	-	-	-	-	246,470

	1,410,276	932,856	615,017	470,641	9,939,616

Financial expenses (income), net	(444,036)	(71,690)	67,162	15,376	(1,884,296)

Net loss for the period	$ 966,240	$ 861,166	$ 682,179	$ 486,017	$ 8,055,320

Basic and diluted net loss per share	$ (0.006)	$ (0.01)	$ (0.003)	$ (0.01)

Weighted average number of shares used in computing basic and diluted net loss per share:	152,129,517	63,653,483	235,030,469	63,653,483

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	during the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178,116	-	-	541,884	-	541,884

Net loss for the year	-	-	-	(2,098,108)	(2,098,108)

Balance as of June 30, 2005	63,653,483	636	6,451,846	(4,649,356)	1,803,126

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	80,000	(*)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005
Agreement	10,000	(*)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF
00-19 (**)	-	-	(7,632)	-	(7,632)

Net loss for the year	-	-	-	(2,439,724)	(2,439,724)

Balance as of June 30, 2006	63,743,483	$ 636	$ 6,444,214	$ (7,089,080)	$ (644,230)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	during the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Balance as of July 1, 2006	63,743,483	$ 636	$ 6,444,214	$ (7,089,080)	$ (644,230)

Conversion of convertible debenture, net
of issuance costs	203,952,201	2,040	1,785,044	-	1,787,084
Classification of a liability in respect of warrants to additional paid in capital	-	-	359,658	-	359,658

Classification of deferred issuance expenses to additional paid in capital	-	-	(378,708)	-	(378,708)

Compensation related to options granted to employees	-	-	317,361	-	317,361

Classification of a liability in respect of options granted to consultants	-	-	177,261	-	177,261

Net loss for the period	-	-	-	(966,240)	(966,240)

Balance as of December 31, 2006	267,695,684	$ 2,676	$ 8,704,830	$ (8,055,320)	$ 652,186

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (966,240)	$ (861,166)	$ (8,055,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,209	20,668	210,778
Capital gain	-	-	(16,373)
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	160,462	69,868	585,604
Stock-based compensation to employees	317,362	-	317,362
Stock-based compensation to consultants	60,890	-	1,242,022
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	-	18,791	54,600
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	18,755	93,191	(73,480)
Decrease in prepaid expenses	42,029	48,914	69,706
Increase (decrease) in trade payables	(98,523)	(44,097)	177,173
Increase (decrease) in other accounts payable and accrued expenses	28,356	(39,862)	(273,975)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted lease deposit	-	(80)	(2,164)
Change in fair value of liability in respect of warrants	(716,214)	(150,000)	(2,539,177)
Change in convertible debenture	161,332	-	161,332
Accrued severance pay, net	(6,336)	4,947	13,359
Net cash used in operating activities	(973,918)	(838,826)	(6,903,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(94,461)	(28,475)	(337,233)
Proceed from sale of property and equipment	-	-	28,475
Purchase of long-term restricted lease deposit	(22,934)	(3,653)	(50,479)
Repayment of long-term restricted lease deposit	-	-	19,851
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(117,395)	(32,128)	(407,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	-	4,686,209
Issuance of warrants	-	-	1,246,397
Issuance of convertible debenture	-	-	2,734,012
Issuance expenses	(440,000)	-	(440,000)
Short-term bank credit, net	41	-	15
Repayment of know-how licensors	-	-	(151,135)
Proceeds from notes and loan payable to related parties	-	-	78,195
Net cash provided by financing activities	(439,959)	-	8,153,693

Increase (decrease) in cash and cash equivalents	(1,531,272)	(870,954)	842,880
Cash and cash equivalents at the beginning of the period	2,374,152	1,889,438	-
Cash and cash equivalents at the end of the period	$ 842,880	$ 1,018,484	$ 842,880

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31,
	2006	2005	2006

Non-cash investing and financing information:
Unpaid know-how	$ -	$ -	$ 218,750
Conversion of convertible debenture	$2,227,084	$ -	$ 2,227,084

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

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $8,055,320 through December 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of December 31, 2006, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the six months period ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

As a result of adopting SFAS 123(R) as of July 1, 2006, the Company's net income for the six months ended December 31, 2006, is $324,993 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the six months ended December 31, 2006, are $ 0.002 lower, than if the Company had continued to account for share-based compensation under APB 25.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	(cont.)

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

The fair value of the Company's stock options granted to employees and directors for the six months ended December 31, 2006 and 2005 was estimated using the following weighted average assumptions:

	Six months ended December 31,
	2006	2005
	Unaudited

Risk free interest rate	4.3-4.5%	3.8%
Dividend yields	0%	0%
Volatility	105%	112%
Expected term (in years)	6-8	9.5

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	(cont.)

Pro forma information under SFAS No. 123, is as follows:

	Six months ended	Three months ended	Period from May 11, 2001 (Inception) through
	December 31	December 31	June 30
	2005	2005	2006

Net loss available to Common stock – as Reported	$ 861,166	$ 486,017	$8,055,320
Deduct- stock-based employee compensation- intrinsic value	-	-	(26,393)
Add - stock based employee compensation -fair value	56,898	22,419	981,578
Pro forma net loss	$ 918,064	$ 508,436	$ 9,010,505

Basic and diluted net loss per stock as reported	$ (0.01)	$ (0.01)

Basic and diluted pro forma net loss per stock	$ (0.01)	$ (0.01)

c.	Recently issued accounting pronouncements:

1.	FASB Interpretation No. 48:

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two , the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Recently issued accounting pronouncements (continued):

1.	FASB Interpretation No. 48 (cont.):

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

SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

2.	Staff Accounting Bulletin No. 108:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Recently issued accounting pronouncements (continued):
3.	Staff Accounting Bulletin No. 108 (cont.):

qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS

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
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

As of June 20, 2004, the Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. As of December 31, 2006, the fair value of the liability in respect for the warrants issued was $0. The fair value as of December 31, 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%, expected dividend yield of 0%, expected volatility of 105%, and expected life of 0.08 years.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

f.	(cont.)

The change in the carrying amount of the liability in respect of the warrants in the amount of $270,000, $150,000 and $0 for the year ended June 30, 2005 and 2006 and for the six months ended December 31, 2006, respectively was recognized in the statements of operations as financial income.

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

g.

In October 2004 the Company commenced a private placement offering (“the October 2004 Agreement”) according to which it issued 8,500,000 units. Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $0.30 per stock, subject to certain adjustments. The units were issued as follows:

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

As for December 31, 2006, all the warrants were expired unexercised.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

h.

On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 12,000,000 units in consideration for $1,176,000 (net of cash issuance costs of $24,000). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock. As for December 31, 2006, all the warrants were expired unexercised. Under this agreement the Company issued to finders 1,845,000 shares and 475,000 warrants with exercise price of $2.5 per stock exercisable until November 2007.

i.

On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors (the "Investors") according to which it issued 12,000,000 units in consideration for net proceeds of $1,137,000 (net of issuance costs of $63,000). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one common stock at a price of $0.30 per stock. If the Registration Statement covering the Registrable Securities was not filed as contemplated by 70 days and if the Registration Statement covering the Registrable Securities was not effective until August 31, 2005, The Company would have paid the Investor 2% of the purchase price for each 30 day period beyond the applicable date until the filing or the registration is completed. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60,000) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (600,000) with an exercise price of $0.1 per stock, subject to certain adjustments, exercisable until November 30, 2006.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

i.	(cont.)

The fair value as of May 13, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.75%, expected dividend yield of 0%, expected volatility of 104%, and expected life of 1.54 years.

As for December 31, 2006, all the warrants were expired unexercised.

j.

On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 options as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696,000 were recognized in respect of this bonus based on the quoted market price of the Company's stock and the fair value of the options granted using the Black – Scholes valuation model. As for December 31, 2006, all the warrants were expired unexercised.

k.

On February 11, 2004, the Company issued an aggregate amount of 1,000,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004. Total compensation, measured as the grant date fair market value of the stock, amounted to $800,000 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

l.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.
m.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.
n.	Stock Option Plan 2003 ("ESOP")

Under the Company's 2003 Stock Option Plan (the "2003 Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the 2003 Plan, the Company reserved for issuance 4,100,000 of its common stock. As of December 31, 2006, 68,941 common stock of the Company are still available for future grant under the terms of the 2003 Plan.

Each option granted under the 2003 Plan is exercisable through the expiration date of the 2003 Plan which is December 2013 unless stated otherwise. The exercise price of the options granted under the 2003 plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option which are cancelled or forfeited before expiration, become available for future grants.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Stock Option Plan 2005 ("ESOP")

Under the Company's 2005 Stock Option Plan (the "2005 Plan"), options may be granted to officers, directors, employees and consultants of the Company or its subsidiary.

Pursuant to the 2005 Plan, the Company reserved for issuance 15,000,000 of its common stock.

Each option granted under the 2005 Plan is exercisable trough the expiration date of the 2005 Plan which is January 2016 unless stated otherwise. The exercise price of the options granted under the 2005 plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years. Any option which are cancelled or forfeited before expiration, become available for future grants.

Options to employees:

On December 2003, the Company granted 2,976,591 options to employees and directors at an exercise price of $0.76. All options were granted with an exercise price that exceeded the quoted market price of the Company's stock on the date of grant. Fair value (determined using the Black-Scholes valuation model) of each option granted was $0.29 at date of grant. During the period ended June 30, 2004, 156,734 options to employees were forfeited.

During the year ended June 30, 2005, 451,170 options were granted to the Company’s Chief Financial Officer and 239,683 options were granted to directors of the Company. On February 15, 2005 the Company issued 50,000 shares and 70,495 options to former director and Chief Executive Officer of the Company. The exercise price of the options is $0.3 per share and they are fully vested and exercisable till February 15, 2008. During the year ended June 30, 2005, 15,415 options to employees were forfeited.

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

On September 21, 2005 the Board of Directors appointed a new Chief Executive Officer, and approved to grant him 4,500,000 stock options exercisable at a price of $0.12 per share to be vested over a three years period. On January 17, 2006 the Company granted him the stock options from the 2005 plan and resolved to reduce the exercise price to $0.1 and to revise the vesting period to two years. The reduction of the exercise price did not result in additional compensation expenses. Till June 30, 2006 the award was accounted for as a variable plan from the date of modification.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

On January 17, 2006, the Company granted 5,490,000 stock options to employees and directors. The options have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price was determined to be the stock price at the date of grant which was $0.1. Fair value (determined using the Black-Scholes valuation model) of options granted was $0.08 per option at date of grant.

On October 30, 2006 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company's employees and directors from $ 0.1 to $0.022. According to SFAS 123(R) modifications are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. The incremental expenses should be expensed over the remaining vesting period.

As a result, the Company recognized compensation expenses of $46,196 immediately for the options that were already fully vested and the remaining compensation expenses amounted to $7,632 will be expense through the remaining vesting period of the options. The fair value for these options was estimated using Black-Scholes option-pricing model.

On September 18, 2006 the Board of Directors approved to grant to two officers 8,500,000 stock options exercisable at a price of $0.022 per share. The options have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The fair value for these options at the grant date was $140,678.

On November 21, and December 27, 2006 the Company granted 6,590,000 options exercisable at a price of $0.019-$0.022 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $109,672.

Options to consultants:

In the framework of the stock option plan, the Company issues options to consultants, for carrying out investor relation's activities On December 2003, the Company granted 669,189 options to consultants at a weighted average exercise price of $0.92.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

On November 21, 2005 the Board of Directors approved Dr. Shai Maretzki’s consulting agreement with the Company for a period of 2.5 years. Under this agreement the Company granted him 1,500,000 stock options under the ESOP and upon the formal approval of the plan by Tax Authorities. The options will have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The options were granted on January 17, 2006 at the exercise price of $0.10.

On January 17, 2006, the Company granted to consultants 1,150,000 stock options from the 2005 Plan. The options have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The option’s exercise price is $0.10.

The grant date fair value for these options amounts to $94,853.

On October 30, 2006 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company's consultants from $ 0.1 to $ 0.022. According to SFAS 123(R) modifications are treated as an exchange of the original award, resulting in additional compensation based on the differences between the fair value of the new award and the original award immediately before modification in the amount of $8,335. The incremental expenses in the amount of $1,838 should be expensed over the remaining vesting period.

On October 30, 2006 the Company granted 750,000 options to consultant under the 2005 Plan. The grant date fair value for these options amounts to $12,413.

On December 27, 2006 the Company granted 1,250,000 options to consultant under the 2005 plan. The grant date fair value for these options amounts to $20,783.

During the six month period ended December 31, 2006, 150,000 of the options were forfeited.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3-4.56%, expected dividend yield of 0%, expected volatility of 105%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $60,890 were recognized during the six months period ended December 31, 2006, in respect with those options.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

A summary of the Company’s share option activity (except options to consultants) under the Plans is as follows:

	Six months ended December 31,
	2006
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price

Options outstanding at beginning of year	13,555,790	$ 0.033
Options granted	15,090,000	$ 0.021
Options exercised	-	$ -
Options forfeited	(88,334)	$ 0.022

Options outstanding at end of the period	28,557,456	$ 0.027	8.98	$ 7,690

Options exercisable at the end of the period	7,171,106	$ 0.041	7.92	$ -
Options vested and expected to vest	7,171,106	$ 0.041	7.92	$ -

The Company's outstanding options to employees as of December 31, 2006, have been separated into ranges of exercise prices as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Weighted average remaining contractual terms
January 2003- June 2005	3,565,790	$ 0.022-0.12	3,326,107	6.58
January 2006	9,901,666	$ 0.022	3,844,999	9.09
September 2006-	8,500,000	$ 0.022	-	9.09
November 2006 December 2006	6,590,000	$ 0.019-0.022	-	10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Six months ended December 31,		Period from inception through December 31,
	2006	2005	2006

Research and development expenses	$ 48,578	-	$ 48,578
General and administrative expenses	268,784	-	268,784

	$ 317,362	-	$ 317,362

The Company's outstanding options to non-employees as of December 31, 2006, have been separated into ranges of exercise prices as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Weighted average remaining contractual terms

December 31, 2003	169,189	$ 0.4	169,189	6.34
January 17, 2006	2,500,000	$ 0.022	1,145,833	9.09
October 30,2006	750,000	$ 0.022	-	9.09
December 27,2006	1,250,000	$ 0.019	-	10

o.

During the six months period ended December 31, 2006, the Company issued 193,952,201 shares to the owners of Senior Secured Convertible Debentures and 10,000,000 shares to certain service providers (see Note 4).

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

The Company agreed to register the common shares issuable upon conversion of the Debentures and exercise of the warrants within 30 days after the Closing Date. The Registration Statement was filed and has declared effective as June 30, 2006.

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

NOTE 4:-CONVERTIBLE DEBENTURE (CONT.)

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

NOTE 4:-CONVERTIBLE DEBENTURE (CON T.)

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

The fair value of the conversion feature of the debentures, in the amount of $1,951,466 was recorded as a liability.

The balance of the consideration, in the amount of $97,067, was allocated to the debentures. The discount in the amount of $2,902,933 was amortized according the effective rate interest method over the debentures contractual period (24 months).

The fair value of the warrants issued as finder’s fee and the finder’s fee in cash amounted to $534,646 were recorded as deferred issuance expenses and are amortized over the debentures contractual period. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months.

The Company recorded in the six month and three month periods ended December 31, 2006 $161,332 and $47,693 respectively as financial expenses in respect to the discount amortization and accrued interest.

According to EITF 00-19, in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the convertible debentures dated April 3, 2006, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company's warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings. Till November 9, 2006 all of the Debentures were converted into 193,952,202 shares. As a result an amount of $ 1,787,084 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951,466), convertible debenture ($201,974) ,accrued interest ($73,644) net of issuance expenses in the amount of $440,000. In addition, the warrants and options to consultants in the amount of $536,919 and deferred issuance expenses in the amount of $378,708 were reclassified as equity.

Pursuant to an investor relation agreements dated April 28, 2006 and August 2006 the Company paid in cash an amount of $440,000 on October 19, 2006 and issued 10,000,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Convertible Debenture as agreed to by the parties.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY

(A Development Stage Company)

(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 5:- SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company received $1,250,000 from private investors as down payment for straight equity investment.

# # # #

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

We are engaged in the business of the development of the Mesenchymal and stem cell production technology and the commercialisation of cell therapy products. We were incorporated in the State of Nevada under the name “A.I. Software, Inc.” on May 11, 2001. Beginning in July 2001, we were engaged in software development. Our initial business plan at the time of our incorporation was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm, to develop for us the software algorithm program for an artificial intelligence software called “Randomix.” We were not successful in fully implementing our initial business plan in regards to our Randomix software. As a result, during March and April of 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests and provide future appreciation, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our business.

On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders. Under this license agreement, we agreed to pay $400,000 cash over time of which $181,250 has been paid as of the balance sheet date and we will pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

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

On June 25, 2003, we changed our name from “A.I. Software, Inc.” to “Pluristem Life Systems, Inc.” The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the OTCBB at the opening of trading on June 30, 2003 under our new stock symbol “PLRS.OB”. From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology that we license. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on developing the technology with the goal of producing cell therapy products for sale in the marketplace.

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

Intellectual Property

Our success will depend in part on our ability, and the ability of our licensors, to obtain patent protection for our technology and products we acquired under the license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology. Under the license agreement we have exclusive rights to the technology covering a patent application entitled “Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells” filed with the World Intellectual Property Organization under the Patent Cooperation Treaty (PCT) patent number PCT/US00/02688. Corresponding patent applications have also been filed in a number of countries including the United States under patent application number 09/890,401. On January 28, 2005, we received notice from the U.S. Patent and Trademark Office that it has allowed the U.S. patent application number 09/890,401, but changing the title of the patent from “Method and Apparatus for Maintenance and Production of Hemopoietic Stem Cells and/or Progenitor Cells” to “Method of Producing Undifferentiated Hemopoietic Stem Cells Using a Stationary Phase Plug-Flow Bioreactor”. This patent allowance - No 6,911,201 provides coverage to our concept of creating a three-dimensional bone-like environment that supports stem cell production without differentiation.

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

The validity and breadth of claims in medical technology and products patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or our licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or our licensors. Since patent applications in the United States are maintained in secrecy until patents are issued, we also can not be certain that others did not first file applications for inventions covered by our, and our licensors' pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

In May, 2006, our subsidiary, Pluristem Ltd., filed an application for a provisional patent with the US Patent and Trademark Office for its stem cell therapy product known as PLX-I. PLX-I is intended to offer a breakthrough solution to improved engraftment during bone marrow transplant procedures that use umbilical cord blood.

PLX-I, which consists of propagated mesenchymal stem cells that can be co-transplanted along with the hematopoietic stem cells, is expected to significantly improve the engraftment rate of the hematopoietic stem cells.

The role of PLX-I is to improve the homing of hematopoietic stem cells and their lodgment into the patient hematopoietic niche using mesenchymal cells. This new technology is based on Pluristem’s ex vivo expanded mesenchymal cells that are expanded within the proprietary PluriXTM high density 3-D cultures system.

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

Ongoing Research and Development Plan

For the next three to four years, we intend to continue developing our stem cell production technology based on the PluriX™ Bioreactor system, which will consist of four broad stages:

3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor placenta tissues and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

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

Regulatory Approval - We intend to prepare and file with the Food and Drug Administration and other relevant health authorities an Investigational New Drug or an Investigational application to initiate human clinical trials designed to demonstrate the safety, efficacy and clinical benefits of PLX I cells. We intend to carry out all research and development activities with the advice of a Food and Drug Administration advisor.

Employees

We presently have 12 full time employees and 2 part time employees in research and development and 4 full time employees and 1 part time employee in management through our wholly owned subsidiary, Pluristem, Ltd.

Competition

The biotechnology and medical device industries are characterised by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, medical device, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialisation of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organisations are also conducting research activities and seeking patent protection and may commercialise products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology and our potential products obsolete or non-competitive, that we will be able to keep pace with new technological developments or that our potential products technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations. Our competition will be determined in part by the potential indications for which our technology and products are developed and ultimately approved by regulatory authorities. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our technology, if approved for use, and our potential products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position. We believe we compete with the following larger and more established specialized biotechnology companies that are developing devices and products to be used for the prevention or treatment of certain diseases and health conditions that we have targeted for product development: Osiris Therapeutics, Inc., Aastrom Biosciences, Inc., ViaCell Inc., Gamida-Cell Ltd., Advanced Cell Technology, Inc., BioTransplant Inc., StemCell Technologies, Inc. and CellGenix. However, to the best of our knowledge none of these companies have developed a platform that can support production of hematopoietic stem cells without promoting their differentiation in cytokines free conditions.

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

We believe that our PluriX™ Bioreactor system, if successfully developed, will be classified as a Class III medical device and be subject to the requirements of clinical testing to demonstrate safety and efficacy and the approval of the Food and Drug Administration before we can market the stem cells.

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

We are engaged in the business of the development of the Mesenchymal and stem cell production technology and the commercialisation of cell therapy products. On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed and commercialised, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders.

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

Under our licensing agreement, we agreed to pay $400,000 cash over time of which $181,250 has been paid as of the balance sheet date and we may pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

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

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,750,000. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, developing the expanded of our Placenta Mesenchymal stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ Bioreactors for production and conducting studies on mice to examine stem cell development and production.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,500,000. These expenses will include management services, public relations and investor relations and additional amounts on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

We do not expect to generate any revenues from sales of products in the next twelve months. We may generate revenues from sale of License to use our technology. Our products will likely not be ready for sale for at least five years, if at all.

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

Liquidity and Capital Resources

During the three month period ended December 31, 2006, we incurred a net loss of $682,179, as compared to a net loss of $486,017 in the three month period ended December 31, 2005. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. On April 3, 2006 we raised gross proceeds of approximately $3,000,000 through the issuance of senior secured convertible debentures. As at December 31, 2006 we had cash of $842,880 and subsequent to the balance sheet date we have received $1,250,000 from private investors as down payment for straight equity investment which is sufficient to fund our operations for until early summer.

While we expect that we have sufficient funds to operate until early summer of 2007, we will have to raise additional funds from the market before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance additional securities and/or incurring more debt.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout the remainder of 2007, we will continue with the research and development activities referenced above. Since inception to December 31, 2006, we have spent $4,637,350 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We expect that we will upgrade our facilities to GMP like facilities and we will spend about $500,000 on equipment that we will need to conduct our planned research and development and manufacturing for the next twelve months.

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

Recently Issued Accounting Standards

FASB Interpretation No. 48:

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two , the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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

SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

Staff Accounting Bulletin No. 108:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $8,055,320 since inception through the six month period ended December 31, 2006.

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

We raised gross proceeds of approximately $3,000,000 through issuing a senior convertible debenture on April 3, 2006 to support the development and commercialisation of our PluriX™ Bioreactor system and our potential cell therapy products. The funds from this financing are expected to fund operations until early summer of 2007. Our ability to continue to develop the PluriX™ Bioreactor system and commercialise our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialise our cell therapy products. Our future capital requirements will depend upon many factors, including:

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

Our principal research and development facilities are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbours and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel. In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment. Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defence Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 42 and 54 years old, depending upon the nature of their military service.

We will be subject to the requirement that of Section 404 of the Sarbanes-Oxley Act in the future. If we will be unable to comply with the requirement in a timely manner the market price of our stock could decline

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

3.2	Bylaws (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

3.3	Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB filed November 19, 2003).

3.4	Amended Bylaws (incorporated by reference from our Current Report on Form 8-K filed January 22, 2007).

(10)	Material Contracts

10.1	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).

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

25

10.8

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

10.11

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

Date: February 13, 2007

By: /s/ Yaky Yanay

Yaky Yanay, Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: February 13, 2007

27

CW1065582.1