Form 10QSB
period 2007-03-31
PLURISTEM LIFE SYSTEMS INC
filed 2007-05-21
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 840,409,801 common shares issued and outstanding as of May 21, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2007, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

2

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007

IN U.S. DOLLARS

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007

IN U.S. DOLLARS

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

March 31,
2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,561,645
Prepaid expenses	56,808
Other accounts receivables	290,931
Total current assets	4,909,384

LONG-TERM RESTRICTED LEASE DEPOSIT	51,599

SEVERANCE PAY FUND	77,364

PROPERTY AND EQUIPMENT, NET	411,630

Total assets	$5,449,977

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In U.S. Dollars

March 31,
2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$354,820
Accrued expenses	175,388
Other accounts payable	2,155,279
Total current liabilities	2,685,487

LONG-TERM LIABILITIES
Accrued severance pay	94,784

STOCKHOLDERS’ EQUITY
Share capital:
Common stock $0.00001 par value:
Authorized: 1,400,000,000 shares
Issued and Outstanding: 275,804,451 shares	2,757
Additional paid-in capital	10,444,802
Receipts on account of shares	4,200,000
Deficit accumulated during the development stage	(11,977,853)
2,669,706

$5,449,977

The accompanying notes are an integral part of the consolidated financial statements.
3

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Period From
					May 11, 2001
					(Inception)
	Nine Month Period Ended		Three Month Period Ended		Through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Research and development costs, net	$3,340,666	$867,843	$2,792,277	$347,665	$7,429,627

General and administrative expenses	1,997,985	666,105	1,136,098	253,426	6,191,894

In-process research and development write-off	-	-	-	-	246,470
	5,338,651	1,533,948	3,928,375	601,091	13,867,991

Financial expenses (income), net	(449,878)	(44,200)	(5,843)	27,491	(1,890,138)

Net loss for the period	$4,888,773	$1,489,748	$3,922,532	$628,582	$11,977,853

Basic and diluted net loss per share	$(0.026)	$(0.03)	$(0.015)	$(0.01)

Weighted average number of shares used in
computing basic and diluted net loss per share:	190,129,562	50,180,355	267,818,552	63,740,816

The accompanying notes are an integral part of the consolidated financial statements.
4

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
5

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
6

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

				Deficit
				accumulated	Total
			Additional	During the	Shareholders’
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficiency)

Balance as of July 1, 2004	26,858,483	$268	$2,907,990	$(2,551,248)	$357,010

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-	161,641	-	161,641

Issuance of common stock and warrants on
November 30, 2004 related to the October 2004
Agreement net of issuance costs of $28,908	3,250,000	33	296,059	-	296,092

Issuance of common stock and warrants on
January 26, 2005 related to the October 2004
Agreement net of issuance costs of $4,975	4,300,000	43	424,982	-	425,025

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005					70
Agreement	7,000,000	70	-	-
Issuance of common stock and options on February
15, 2005 to former director of the Company
	50,000	(*)	14,500	-	14,500

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005
Agreement	5,000,000	50	-	-	50

(*) Less then one dollar

The accompanying notes are an integral part of the consolidated financial statements.
7

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

The accompanying notes are an integral part of the consolidated financial statements.
9

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In U.S. Dollars (except share and per share data)

					Deficit
					accumulated	Total
			Additional	Receipts	during the	Shareholders’
	Common Stock		paid-in	On Account	development	Equity
	Shares	Amount	capital	of Shares	stage	(Deficiency)

Balance as of July 1, 2006	63,743,483	$636	$6,444,214	-	$(7,089,080)	$(644,230)
Conversion of convertible debenture, net
of issuance costs	203,952,201	2,040	1,785,044		-	1,787,084
				-
Classification of a liability in respect of warrants to					-
additional paid in capital	-	-	359,658	-		359,658

Classification of deferred issuance expenses to
additional paid in capital	-	-	(378,708)	-	-	(378,708)

Classification of a liability in respect of options
granted to consultants	-	-	116,371	-	-	116,371

Compensation related to options granted to
employees	-	-	1,151,991	-	-	1,151,991

Compensation related to options granted to
consultants	-	-	358,155	-	-	358,155

Exercise of warrants related to the April 3, 2006
issuance.	8,108,767	81	608,077	-	-	608,158

Receipts on account of stock and warrants	-	-	-	4,200,000	-	4,200,000

Net loss for the period	-	-	-	-	(4,888,773)	(4,888,773)

Balance as of March 31, 2007	275,804,451	$2,757	$10,444,802	4,200,000	$(11,977,853)	$2,669,706

The accompanying notes are an integral part of the consolidated financial statements.
10

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

			Period from
			May 11, 2001
			(inception)
	Nine months ended		through
	March 31,		March 31
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,888,773)	$(1,489,748)	$(11,977,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,732	31,528	225,301
Capital gain	20,053	-	3,680
Impairment of know-how	-	-	264,807
Amortization of deferred issuance costs	168,228	104,802	593,370
Stock-based compensation to employees	1,151,991	-	1,151,991
Stock-based compensation to consultants	358,155	48,182	1,539,287
In-process research and development write-off	-	-	246,470
Know-how licensors – imputed interest	-	18,791	54,600
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	(189,861)	51,014	(282,096)
Decrease in prepaid expenses	5,515	(17,081)	33,192
Increase in trade payables	69,718	2,588	345,414
Increase (decrease) in other accounts payable and accrued
expenses	2,100,139	(51,245)	1,797,808
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted
lease deposit	-	50	(2,164)
Change in fair value of liability in respect of warrants	(716,214)	(150,000)	(2,539,177)
Amortization of discount and accrued interest on
convertible debentures	161,332	-	161,332
Accrued severance pay, net	(2,275)	7,165	17,420
Net cash used in operating activities	(1,723,260)	(1,443,954)	(7,652,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(216,438)	(36,006)	(459,210)
Proceed from sale of property and equipment	717	-	29,192
Purchase of long-term restricted lease deposit	(22,934)	(3,653)	(50,479)
Repayment of long-term restricted lease deposit	-	-	19,851
Purchase of know-how	-	-	(100,000)
Net cash used in investing activities	(238,655)	(39,659)	(528,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	-	-	4,686,209
Issuance of warrants	-	-	1,246,397
Exercise of warrants	608,158	-	608,158
Issuance of convertible debenture	-	-	2,734,012
Issuance expenses related to convertible debentures	(440,000)	-	(440,000)
Short-term bank credit, net	-	-	(26)
Receipt on account of stock and warrants	4,200,000	-	4,200,000
Repayment of know-how licensors	(218,750)	-	(300,000)
Repayment of notes and loan payable to related parties	-	-	(69,885)
Proceeds from notes and loan payable to related parties	-	-	78,195
Net cash provided by financing activities	4,149,408	-	12,743,060

The accompanying notes are an integral part of the consolidated financial statements.
11

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In U.S. Dollars

			Period from
			May 11, 2001
			(inception)
	Nine months ended		through
	March 31,		March 31
	2007	2006	2007
Increase (decrease) in cash and cash equivalents	2,187,493	(1,483,613)	4,561,645
Cash and cash equivalents at the beginning of the period	2,374,152	1,889,438	-
Cash and cash equivalents at the end of the period	$4,561,645	$405,825	$4,561,645

Non-cash investing and financing information:
Classification of liabilities and deferred issuance
expenses into equity	$97,321	$-	$97,321
Conversion of convertible debenture	$2,227,084	$-	$2,227,084

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash
equivalents)			$(427,176)
Long-term restricted lease deposit			18,807
Property and equipment			130,000
In-process research and development write-off			246,470

			$(31,899)

The accompanying notes are an integral part of the consolidated financial statements.
12

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1: - GENERAL

a.

Pluristem Life Systems Inc. (the “Company”), a Nevada Corporation, was incorporated and commenced operations on May 11, 2001. The Company has a wholly owned subsidiary, Pluristem Ltd. (the “subsidiary”) that was incorporated under the laws of Israel and began its activity in January 2004.

b.

The Company is devoting substantially all of its efforts towards conducting research and development of critical cell expansion services to cord blood banks. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $11,977,853 through March 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long- term development and commercialization of its planned products.

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

c.

The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

d.	On May 7, 2007, the Company’s shares have begun trading on Europe's Frankfurt Stock Exchange, under the symbol PJT.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the nine months period ended March 31, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

As a result of adopting SFAS 123(R) as of July 1, 2006, the Company's net income for the nine months ended March 31, 2007, is $71,599 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the nine months ended March 31, 2007, are $0.0004 lower, than if the Company had continued to account for share- based compensation under APB 25.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

b.	(Cont.):

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

The fair value of the Company's stock options granted to employees and directors for the nine months ended March 31, 2007 and 2006 was estimated using the following weighted average assumptions:

	Nine months ended
	March 31,
	2007	2006
	Unaudited

Risk free interest rate	4.3-4.8%	4.2%
Dividend yields	0%	0%
Volatility	105-124%	105%
Expected term (in years)	6	6

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

b.	(Cont.):

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

			Period from
			May 11, 2001
	Nine months	Three months	(Inception)
	ended	ended	through
	March 31	March 31	March 31
	2006	2006	2007

Net loss available to
Common stock – as
Reported
	$1,489,748	$628,582	$11,977,853
Deduct- stock-based
employee compensation-
intrinsic value	-	-	(26,393)
Add - stock based
employee compensation -
fair value	290,646	233,748	981,578

Pro forma net loss	$1,780,394	$862,330	$12,933,038

Basic and diluted net loss
per stock as reported	$(0.03)	$(0.01)

Basic and diluted pro
forma net loss per stock	$(0.04)	$(0.01)

For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options vesting period. The assumptions used in the calculation are as follows:

Nine months
ended
March 31,
Employee stock options	2007
Unaudited

Expected volatility	105%-114%
Risk-free interest	4.76%
Dividend yield	0%
Expected life of up to (years)	6

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

2.	SFAS No. 157:

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c.	Recently issued accounting pronouncements (Cont.):

3.	SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

4.	Staff Accounting Bulletin No. 108:

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

f.

On January 20, 2004, the Company consummated a private equity placement with a group of investors (the "investors"). The Company issued 3,000,000 units in consideration for net proceeds of $1,272,790 (net of issuance costs of $227,210), each unit is comprised of 3,000,000 common stock and 3,000,000 warrants. Each warrant is exercisable into one common stock at a price of $0.75 per stock, and may be exercised until January 31, 2007. On March 18, 2004, a registration statement on Form SB-2 has been declared affective and the above- mentioned common stocks have been registered for trading. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the investors in respect of the liquidated damages.

According to EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock", the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants were reported in the statements of operations as financial income or expense.

The Company allocated the gross amount received of $1.5 million to the par value of the shares issued ($30) and to the liability in respect of the warrants issued ($1,499,970). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants were expired unexercised.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

f.	(Cont.):

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

On November 30, 2006 , all the warrants were expired unexercised.

h.

On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 12,000,000 units in consideration for $1,176,000 (net of cash issuance costs of $24,000). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock. On November 30, 2006, all the warrants were expired unexercised. Under this agreement the Company issued to finders 1,845,000 shares and 475,000 warrants with exercise price of $2.5 per stock exercisable until November 2007.

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

On November 30, 2006, all the warrants were expired unexercised.

j.

On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 options as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696,000 were recognized in respect of this bonus based on the quoted market price of the Company's stock and the fair value of the options granted using the Black – Scholes valuation model. On November 30, 2006, all the warrants were expired unexercised.

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

l.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

m.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to 25shares.

n.

Till November 9, 2006 all of the convertible debentures, which were issued on April 3, 2006, were converted into 193,952,201 shares. As a result an amount of $ 1,787,084 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951,466), convertible debenture ($201,974), accrued interest ($73,644) net of issuance expenses in the amount of $440,000. In addition, the warrants and options to consultants in the amount of $476,029 and deferred issuance expenses in the amount of $378,708 were reclassified as equity.

Pursuant to an investor relation agreements dated April 28, 2006 and August 2006 the Company paid in cash an amount of $ 440,000 on October 19, 2006 and issued 10,000,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Convertible Debenture as agreed to by the parties.

o.	During the nine months ended March 31, 2007 8,108,767 of the warrants which were issued on April 3, 2006, were exercised into shares in consideration for $ 608,158.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	Options to employees and consultants:

On September 18, 2006 the Company approved allocation of an additional 15,000,000 of it common stock for the 2005 plan.

On January 24, 2007 the Company reserved additional 250,000,000 of it common stock for the 2005 plan.

Options to employees:

On October 30, 2006 the Board of Directors decided to reduce the exercise price of the options that were granted to the Company's employees and directors from $ 0.1 to $ 0.022. According to SFAS 123(R) modifications are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. The incremental expenses should be expensed over the remaining vesting period.

As a result, the Company recognized compensation expenses of $46,196 immediately for the options that were already fully vested and the remaining compensation expenses amounted to $7,632 will be expense through the remaining vesting period of the options. The fair value for these options was estimated using Black-Scholes option-pricing model.

On September 18, 2006 and October 30, 2006 the Board of Directors approved to grant to two officers 8,500,000 stock options exercisable at a price of $0.022 per share. The options have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months). The fair value for these options at the grant date was $140,678.

On November 9, 2006 and December 27, 2006 the Company granted 6,840,000 options exercisable at a price of $0.019-$0.022 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $113,829.

On January 24, 2007 the Company granted 203,000,000 options exercisable at a price of $0.0175 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $3,060,830.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	Options to employees and consultants (Cont.):
Options to employees (Cont.):

A summary of the Company’s share option activity (except options to consultants) under the Plans is as follows:

	Nine months ended March 31,
	2007
				Weighted
				average
		Weighted		remaining	Aggregate
		Average		contractual	intrinsic
		Exercise		terms	value
	Number	Price		(in years)	price

Options outstanding
at beginning of year	15,155,790	$0.032
Options granted	218,340,000	$0.0176	(*)
Options exercised	-	$-
Options forfeited	(125,003)	$0.022

Options outstanding
at end of the period	233,370,787	$0.0185		9.71	$26,448,059

Options exercisable at
the end of the period	10,897,456	$0.036		8.06	$1,047,570

Options vested and
expected to vest	233,370,787	$0.0185		9.71	$26,448,059

(*)      During October 2006, the Company re-priced the exercise price for certain grants to employee and directors. The re-pricing was accounted for in accordance with SFAS 123R, by applying modification accounting. According to SFAS 123(R) modifications are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. Applying modification accounting, resulted in additional compensation expenses for the nine months ended March 31, 2007, that amounted to $ 49,542.

Intrinsic value of exercisable options (the difference between the Company's closing stock price on the last trading day in fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company's stock

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	Options to employees and consultants (Cont.):
Options to employees (Cont.):

The Company's outstanding options to employees as of March 31, 2007, have been separated into ranges of exercise prices as follows:

				Weighted
		Exercise		average
	Options for	Price		remaining
	Ordinary	per	Options	contractual
Issuance date	Shares	Share	Exercisable	terms
January 2003- June 2005	3,565,790	$0.022-0.12	3,565,790	6.33
January 2006	11,464,997	$0.022	6,706,666	8.84
September 2006 - October	8,500,000	$0.022	625,000	9.55
2006
November 2006 -
December 2006	6,840,000	$0.019-0.022	-	9.75
January 2007	203,000,000	$0.0175	-	9.82

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
	Nine months ended		through
	March 31,		March 31,
	2007	2006	2007

Research and development expenses	$284,055	-	$284,055
General and administrative expenses	867,936	-	867,936

	$1,151,991	-	$1,151,991

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	Options to employees and consultants (Cont.):
Options to consultants:

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

On October 30, 2006 the Company granted 750,000 options to consultant under the 2005 Plan. The grant date fair value for these options amounts to $14,240. On December 27, 2006 the Company granted 1,000,000 options to consultant under the 2005 plan. The grant date fair value for these options amounts to $19,264.

On January 24, 2007 the Company granted 10,500,000 options exercisable at a price of $0.0175 per share to the Company’s consultants under the 2005 Plan. The fair value for these options at the grant date was $171,456.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.56- 4.72%, expected dividend yield of 0%, expected volatility of 114%-129%, and a weighted-average contractual life of the warrants of up to 10 years. Compensation expenses of $358,155 were recognized during the nine months period ended March 31, 2007, in respect with those options.

A summary of the Company’s share option activity related to options to consultants under the Plans is as follows:

	Nine months ended March 31,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price
Options outstanding
at beginning of year	1,669,189	$0.067
Options granted	12,250,000	$0.018
Options exercised	-	$-
Options forfeited	(100,000)	$0.1

Options outstanding
at end of the period	13,819,189	$0.023	9.26	$1,546,485

Options exercisable at
the end of the period	1,819,194	$0.055	5.81	$177,436

Options vested and
expected to vest	13,819,189	$0.023	9.26	$1,546,485

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	Options to employees and consultants (Cont):
Options to consultants (Cont.):

The Company's outstanding options to consultants as of March 31, 2007, have been separated into ranges of exercise prices as follows:

		Exercise
	Options for	Price		Weighted average
	Ordinary	per	Options	remaining
Issuance date	Shares	Share	Exercisable	contractual terms

December 31, 2003	169,189	$0.4	169,189	6.09
November 10, 2005	150,000	$0.022	150,000	1.62
January 17, 2006	1,250,000	$0.022	750,005	8.84
October 30,2006	750,000	$0.022	750,000	3.55
December 27,2006	1,000,000	$0.019	-	9.75
January 24, 2007	10,500,000	$0.0175	-	9.82

Compensation expenses related to options granted to consultants were recorded to research and development expenses, as follows:

	Nine months ended		Period from inception
	March 31,		through March 31,
	2007	2006	2007

Research and development expenses	$358,155	48,182	$1,539,287

NOTE 4: SUBSEQUENT EVENTS

a.

On May 15, 2007, the Company consummated a private equity placement with a group of investors (the “investors”) for a straight equity investment. The investors shall invest a minimum of $7,000,000 and up to a maximum of $13,500,000 for shares of the Company's common stock, $.00001 par value at a per share price of $0.0125, and warrant to purchase shares at an exercise price of $0.025 exercisable until five years after the closing date of the agreement.

As of May 21, 2007 the Company received $6,875,000 from the investors and issued 550,000,000 shares of the Company’s common stock and issued 550,000,000 warrants to purchase the Company common stock. During the three months ended March 31, 2007 the Company received $ 4,200,000 on account of the shares and warrants.

On January 26, 2007, the Company issued 66,000,000 warrants to finders as finders’ fee in connection with introducing the Company to the investors. The warrants are exercisable for five years at an exercise price of $0.0125. The fair value for these warrants at the grant date was $1,157,054.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - A. I. SOFTWARE INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 4: SUBSEQUENT EVENTS (CONT.)

b.

On February 21, 2007, the Company has entered into a Letter of Intent with Stem Cell Innovation INC (“Stem Cell”), according to which, Stem Cell will license from the Company’s subsidiary certain marketing rights of the PLX I product in Asia, excluding Japan and 3-D stem cell expansion capability in exchange for an upfront license fee of 23,000,000 shares and certain milestone payments, royalties and other payments. In addition, the Company shall issue to Stem Cell 66,000,000 shares of common stock and a five year non-callable warrant to buy 66,000,000 shares at an exercise price of $ 0.03 per share. In exchange, Stem Cell shall issue to the Company 27,000,000 shares. The Letter of Intent was valid until April 10, 2007. Currently the Company is in negotiation with Stem Cell for the closing of the share swap and license agreement.

c.

On May 5, 2003, the Company entered into a license agreement (“License Agreement”) with the Weizmann Institute of Science, the Technion-Israel Institute of Technology, Shai Marezki and other individual to acquire an exclusive license for an innovative stem cell production technology. Under the License Agreement, the Company has paid $400,000 and committed to pay royalties based on its future sales or rights distribution transactions. Also, the licensors of the License Agreement had an option to assign all of their patent rights in the License Agreement to the Company in exchange for an aggregate of 5% of the fully diluted share capital of the Company. This option may only be exercised within a 60-day period commencing from the date when the Company notifies the licensors that the market capital of the Company has exceeded $25,000,000. The option will expire if it is not exercised within this period. On February 26, 2007 and on March 26, 2007 the Company has sent notification to the Licensors that the market capital of the Company has exceeded $25,000,000. The Company accounted for this obligation under EITF 96-18 and accordingly recorded approximately $2 million as research and development expenses.

On May 15, 2007, the Company entered into an Assignment Agreement with the Weizmann Institute of Science, the Technion-Israel Institute of Technology, Shai Marezki (Chief Technology Officer of the Company and a shareholder) and other individual (“Assignors”) to acquire the technology for an innovative stem cell production and the Patent as defined in the exclusive licenses agreement from May 1, 2003. According to the Assignment Agreement, the Assignors have agreed to assign their rights in the Patent in consideration for approximately $2 million (5% of the Company’s value at the assign day). Shai Marezki’s share amounted to $367,969. Moreover, the License Agreement shall be terminated and the Company is released from any obligation to pay to the Assignors any future royalties.

On the same date, certain Assignors entered into an investment agreement with the Company for an amount of $794,562 on the same terms which were determined in the equity investment (see on note 3 q).

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

On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology and other individuals to acquire an exclusive license for an innovative stem cell production technology. This technology, if fully developed, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders. Under this license agreement, we have paid $400,000 cash and we are obligated to pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period. On February 26, 2007 and on March 26, 2007 we have sent notification to Licensors that the market capital of our company has exceeded $25,000,000. On May 15, 2007, we entered into an Assignment Agreement with those licensors to acquire the technology and the Patent as defined in the licenses agreement from May 1, 2003. According to the Assignment Agreement, the Assignors have agreed to assign its rights in the Patent in consideration of $1,962,500. Moreover, the License Agreement shall be terminated and we are released from any obligation to pay to the Assignors any future royalties. On the same date, the Assignors entered into an investment agreement with us for an amount of $794,562 on the same terms which were determined in the equity investment dated May 15, 2007.

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

On February 21, 2007, we entered into a Letter of Intent with Stem Cell Innovation INC (“Stem Cell”) According to which, Stem Cell will license from our subsidiary certain marketing rights of the PLX I product in Asia, excluding Japan and 3-D stem cell expansion capability in exchange for an upfront license fee of 23,000,000 shares and some milestone payments, royalties and other payments. In addition, we shall issue to Stem Cell 66,000,000 shares of common stock and a five year non-callable warrant to buy 66,000,000 shares at an exercise price of $ 0.03 per share. In exchange, Stem Cell shall issue to us 27,000,000 shares. The Letter of Intent was valid until April 10, 2007. Currently we are in negotiation with Stem Cell for the closing of the share swap and license agreement.

On May 7, 2007, our shares have begun trading on Europe's Frankfurt Stock Exchange, under the symbol PJT.

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

For stem cell transplants to succeed, the donated stem cells must repopulate and/or engraft the recipient's bone marrow, where they will provide a new source of essential blood and immune system cells. Within the hematopoietic cell system, only a special type of stem cells called pluripotent hematopoietic stem cells have extensive capacities to expand, differentiate and self-renew. Accordingly, pluripotent hematopoietic stem cells are exclusively required for repopulation and engraftment of donated stem cells following transplantation. In spite of the key role of pluripotent hematopoietic stem cells in maintaining the hematopoietic cell system, they appear in extremely low frequency in the bone marrow tissue. The current technology limitation on maintaining or expanding undifferentiated stem cells outside of human body is a major drawback to essential clinical applications of these cells. This current unavailability of technology to expand the number of stem cells outside of human body reflects the need for novel stem cell regulators. However, in spite of all the challenges involved in hematopoietic stem cell transplants, physicians are now trying, sometimes successfully, to assist in hematopoietic and immune system recovery following high-dose chemotherapy and/or radiation therapy.

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
  Sorting of healthy cells from cancerous cells has not proven 100% successful;
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

Pluristem’s advanced method for expanding target hematopoeitic stem cells population from cord blood is a twofold approach. First, a state-of-the-art patented bioreactor mimicking the natural bone marrow environment is used. Second, mono-nuclear cells rather than CD34 selected cells are targeted as the starting source of hematopoeitic stem cells. The efficacy of the expansion process that utilizes non-selected mono-nuclear cells of the cord blood is superior to what is currently being achieved by using CD34 selected cells as the starting population of cells.

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

Employees

We presently have 15 full time employees and 2 part time employees in research and development and 3 full time employees and 3 part time employees in management through our wholly owned subsidiary, Pluristem, Ltd. We presently also have 1 full time employee in the USA for our business development activity.

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

Under our licensing agreement, we have paid $400,000 cash and we were obligated to pay royalties on our future sales and product or rights distribution transactions. Also, the licensors of the license agreement have an option to assign all of their patent rights in the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option may only be exercised within a 60-day period commencing from the date when we notify the licensors that the market capital of our company has exceeded $25,000,000. The option will expire if it is not exercised within this period.

On February 26, 2007 and on March 26, 2007 we have sent notification to Licensors that the market capital of our company has exceeded $25,000,000. On May 15, 2007, we entered into an Assignment Agreement with those licensors to acquire the technology and the Patent as defined in the licenses agreement from May 1, 2003. According to the Assignment Agreement, the Assignors have agreed to assign its rights in the Patent in consideration of $1,962,500. Moreover, the License Agreement shall be terminated and we are released from any obligation to pay to the Assignors any future royalties. On the same date, the Assignors entered into an investment agreement with us for an amount of $794,562 on the same terms which were determined in the equity investment dated May 15, 2007.

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

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $1,750,000. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) FASB 123R. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded hematopoietic stem cell product, developing the expanded of our Placenta Mesenchymal stem cell product, implanting stem cells from cord blood into the stromal cell cultures of PluriX™ Bioreactors for production and conducting studies on mice to examine stem cell development and production.

General and Administrative Expenses

For the next twelve months, we estimate that our general and administrative expenses will be approximately $1,500,000. These expenses will include management services, public relations and investor relations and additional amounts on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) FASB 123R.

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

  Improve the analytical methods of our technology and processes;

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

Liquidity and Capital Resources

During the three month period ended March 31, 2007, we incurred a net loss of $3,922,532, as compared to a net loss of $628,582 in the three month period ended March 31, 2006. The net loss includes stock based compensation to employees and consultants of $1,131,894 during the three month period ended March 31, 2007, as compared to an amount of $48,182 in the three month period ended March 31, 2006 and an expense in the amount of $1,962,500 regarding the Assignment Agreement dated May 15, 2007. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. On April 3, 2006 we raised gross proceeds of approximately $3,000,000 through the issuance of senior secured convertible debentures.

As at March 31, 2007 we had cash of $ 4,561,645 which is sufficient to fund our operations until early summer of 2008. On May 15, 2007, we consummated a private equity placement with a group of investors (the “investors”) for a straight equity investment. The investors shall invest a minimum of $7,000,000 and up to a maximum of $13,500,000 for shares of our Company's common stock, $.00001 par value at a per share price of $0.0125, and warrant to purchase shares at an exercise price of $0.025 exercisable until five years after the closing date of the agreement. As of May 21, 2007 we received $6,875,000 from the investors and issued 550,000,000 shares of our Company’s common stock and issued 550,000,000 warrants to purchase our company common stock. On January 26, 2007, the Company issued 66,000,000 warrants to finders as finders’ fee in connection with introducing the Company to the investors. The warrants are exercisable for five years at an exercise price of $0.0125.

As of May 21, 2007, 15,138,261 warrants, which were issued on April 3, 2006, were exercised into shares for an amount of $1,135,349 and 17,372,510 warrants were issued on cash-less basis for 7,575,856 shares.

Even that we closed that financing transaction; we will have to raise additional funds from the market before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance additional securities and/or incurring more debt.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout the remainder of 2007, we will continue with the research and development activities referenced above. Since inception to March 31, 2007, we have spent $7,429,627 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on our company's financial position and results of operations.

SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

Staff Accounting Bulletin No. 108:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the provisions of SAB 108.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $11,977,853 since inception through the nine month period ended March 31, 2007.

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

We raised gross proceeds of approximately $3,000,000 through issuing a senior convertible debenture on April 3, 2006 to support the development and commercialisation of our PluriX™ Bioreactor system and our potential cell therapy products. The funds from this financing were expected to fund operations until early summer of 2007. On May 15, 2007, we consummated a private equity placement with a group of investors (the “investors”) for a straight equity investment. The investors shall invest a minimum of $7,000,000 and up to a maximum of $13,500,000 for shares of our Company's common stock, $.00001 par value at a per share price of $0.0125, and warrant to purchase shares at an exercise price of $0.025 exercisable until five years after the closing date of the agreement. As of May 21, 2007 we received $6,875,000_ from the investors and issued 550,000,000 shares of our Company’s common stock and issued 550,000,000 warrants to purchase our company common stock.

On January 26, 2007, the Company issued 66,000,000 warrants to finders as finders’ fee in connection with introducing the Company to the investors. The warrants are exercisable for five years at an exercise price of $0.0125.

As of May 21, 2007, 15,138,261 warrants, which were issued on April 3, 2006, were exercised into shares for an amount of $1,135,349.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: May 21, 2007

By: /s/ Yaky Yanay
Yaky Yanay, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 21, 2007