Form 10KSB
period 2007-06-30
PLURISTEM LIFE SYSTEMS INC
filed 2007-09-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-31392

PLURISTEM LIFE SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

MATAM Advanced Technology Park,
Building No. 20, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 011-972-4-850-1080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

738,150,207 @ $0.04 (1) = $29,526,008.28
(1) Average of bid and ask closing prices on August 28, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

1,156,195,593 as of August 28, 2007.

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

Corporate History

We are engaged in the business of the development of the Mesenchymal and stem cell production technology and the commercialization of cell therapy products. We were incorporated in the State of Nevada under the name “A.I. Software, Inc.” on May 11, 2001. Beginning in July 2001, we were engaged in software development. Our initial business plan at the time of our incorporation was premised on the use of artificial intelligence in computer programming technology and in many areas of the computer, Internet, robotics, and games industries. On July 1, 2001 we entered into a software development agreement with Empire Group, a software development firm, to develop for us the software algorithm program for artificial intelligence software called “Randomix.” We were not successful in fully implementing our initial business plan in regards to our Randomix software. As a result, during March and April of 2003, our Board of Directors conducted an in-depth analysis of our business plan and related future prospects for software development companies. To better protect stockholder interests, it was decided to concurrently pursue initiatives in the biotech industry as an extension to our business.

On May 5, 2003, we entered into a license agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell production technology. This production technology is a three dimensional (3D) cellular expansion technology, which is now termed PluriX™. This technology, if fully developed, may offer novel solutions to make procedures such as bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myeloma and a broad range of complicated diseases and disorders. Under the license agreement we paid $400,000 cash over time. We were also obligated to pay royalties on our future sales and product or rights distribution transactions. Also, the Weizmann Institute had an option to assign all of their patent rights covered by the license agreement to our Company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option was only exercisable within a 60-day period commencing from the date when we notified the Weizmann Institute that the market value of our company had exceeded $25,000,000. On February 26, 2007 and on March 26, 2007 we notified the Weizmann Institute that the market value of our company had exceeded $25,000,000.

The option held by the Weizmann Institute was not exercised but on May 22, 2007, we concluded assignment agreements with the owners of the stem cell production technology and all of the parties involved in the license agreement with the Weizmann Institute. The assignment agreements completed the transfer to us from the Assignors of all intellectual property that began pursuant to the Exclusive, World Wide Patent and Technology License and Assignment Agreement of May, 2003.

The assignment agreements are dated effective as of May 15, 2007. The parties who assigned the rights to the technology to our company in the assignment agreements are the Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav and Yeda Research and Development Ltd. (the “Assignors”).The Assignors assigned to our company the right to certain patent applications, patent license rights, patentable inventions, counterparts, re-issuances, re-examinations, continuations, continuations-in-art, divisions, extensions, whether or not filed, developed, derived or reduced to practice and any foreign counterparts thereof. We paid $1,962,500 to the Assignors as follows:

Technion Research and Development Foundation Ltd.	$735,937

Yeda Research and Development Ltd.	$490,625

Dr. Shoshana Merchav	$367,969

Shai Meretzki	$367,969

Our License Agreement with the Weizmann Institute is now terminated and we are released from any obligation to pay to the Assignors any future royalties.

To enable us to conduct further research and development of the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly owned subsidiary as of June 10, 2003.

On June 25, 2003, we changed our name from “A.I. Software, Inc.” to “Pluristem Life Systems, Inc.” The name change was effected with the Nevada Secretary of State on June 25, 2003 and took effect with the OTCBB at the opening of trading on June 30, 2003 under our new stock symbol “PLRS”. From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on developing the technology with the goal of producing cell therapy products for sale in the marketplace.

On July 5, 2006 and October 16, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our Preclinical Study of Bone Marrow Transplants: engrafted cells increased 3 to 5 times using Pluristem Ltd.’s innovative adjuvant cell therapy product known as PLX-I. PLX-I, by adding mesenchymal stromal cells during bone marrow transplant procedures that use umbilical cord blood samples, is intended to offer a breakthrough solution to improved engraftment of blood-producing hematopoeitic stem cells.

On February 21, 2007, we entered into a Binding Letter of Intent with Stem Cell Innovation INC (“Stem Cell”) according to which, Stem Cell would license from our subsidiary certain marketing rights of the PLX I product in Asia, excluding Japan and 3-D stem cell expansion capability in exchange for an upfront license fee of 23,000,000 shares and some milestone payments, royalties and other payments. In addition, we would issue to Stem Cell 66,000,000 shares of common stock and a five-year non-callable warrant to buy 66,000,000 shares at an exercise price of $0.03 per share. In exchange, Stem Cell would issue to us 27,000,000 shares. The Letter of Intent expired on April 10, 2007. Currently we are in negotiation with Stem Cell for the closing of the share swap and license agreement.

On May 7, 2007, our shares began trading on Europe's Frankfurt Stock Exchange, under the symbol PJT.

Our Current Business

We are dedicated to the commercialization of cell therapy (technology that replaces or help to replace (regenerate) diseased or dysfunctional cells with healthy, functioning ones) to treat severe blood, cardiovascular, autoimmune, and other disorders. We use stem cells for its cell therapy products, as these stem cells have the potential to treat a range of complicated diseases, such as leukemia, lymphoma, myeloma, and other diseases. Stem cells are unspecialized cells that can renew themselves for long periods through cell division and have the ability to differentiate into specialized cells (e.g. nerve cells, blood cells, lung cells, etc.). Our first product, PLX-I, seeks to address the global shortage of matched tissue for bone marrow transplant (BMT) patients, with the intent of eliminating the currently deficient BMT search-and-match process. Unlike BMTs, where a perfect tissue match between donor and patient is required to perform a transplant, we employ umbilical cord blood (UCB) as a source of hematopoietic stem cells that are needed for the transplant. Because these cells are younger and less likely to be rejected by the immune system, they can be used successfully even when there is only a half-match. This means that ~95% of patients seeking stem cell transplants may find a compatible donor versus traditional methods, where only approximately 30% of patients find a match. The key to using UCB lies in finding ways to enlarge the quantity of hematopoietic stem cells to improve engraftment.

Our technology is intended to improve the engraftment process of the hematopoietic stem cells found in UCB. Engraftment is the process by which newly transplanted stem cells begin to produce normal quantities of mature cells in the body. This is accomplished by using our most advanced cell therapy product, PLX-I. PLX-I is based on expanding mesenchymal stem cells from a placenta obtained after birth (known as Placenta expanded or PLX cells) and cultivating these cells with the Company’s proprietary PluriX™ Bioreactor System. By co-transplanting both mesenchymal stem cells and hematopoietic stem cells, Pluristem aims to improve the engraftment rate of the hematopoietic stem cells. This System mimics the natural environment of human bone marrow and permits stem cells to expand (grow and replicate) outside of the body devoid of differentiation—a difficulty encountered by current stem cell-expansion technologies. A mesenchymal stem cell is a type of adult stem cell found in both the bone marrow and placenta that can differentiate into a variety of non-hematopoietic cells, such as bone, cartilage, muscle, and neural cells. A hematopoietic stem cell can be isolated from peripheral blood, UCB, or bone marrow, can self-renew, differentiate into a variety of specialized blood-producing cells (e.g. red blood cells, white blood cells, or platelets), move out of the bone marrow into circulating blood, and undergo apoptosis (programmed cell death)—a process by which cells that are detrimental or unneeded self-destruct. The Company’s potential therapeutic products are intended to be used as an alternative or improvement to the cells currently harvested and used in BMTs. Scientists have found that taking hematopoietic stem cells from tissues at earlier development stages (such as UCB) have a greater ability to self-replicate and are less likely to be rejected by the immune system—possibly making them more useful for therapeutic transplantation. Furthermore, to our knowledge, there is no such technology that can increase the number of mesenchymal stem cells taken from a placenta without causing differentiation.

Stem Cells

Unspecialized cells that can renew themselves for long periods through cell division and have the ability to differentiate into specialized cells are called stem cells. Stem cells are separated from other cells within the body by three general properties: (1) they are capable of self-division and self-renewal over long time periods; (2) they are unspecialized; and (3) they can give rise to specialized cells. Stem cells offer the possibility of renewable sources of replacement cells and new tissues to treat many kinds of diseases, conditions, and disabilities. All stem cells originate from three places: (1) certain adult tissues (adult); (2) UCB (umbilical); and (3) the human embryo (embryonic). Stem cells obtained from a person after birth are adult stem cells and are found within various tissues that make up the body. These stem cells act as a repair and maintenance systems, dividing regularly to provide the body with specialized cells to take the place of those that perish. Pluristem’s technology employs only adult mesenchymal stem cells from the placenta.

Bone Marrow Transplants (BMTs)

Each year, hundreds of thousands of patients are diagnosed with diseases that can be treated by a hematopoietic or blood stem cell transplant, such as a BMT procedure. This procedure replaces diseased or treatment-damaged bone marrow with healthy marrow. The hematopoietic stem cells used come from one of three types of bone marrow donation: (1) from a human leukocyte antigen (HLA) tissue type matched relative or unrelated donor (an allogeneic transplant); (2) from patients who have previously donated their own marrow (autologous transplant); or (3) from a patient’s genetically identical twin (syngeneic transplant). Approximately 150,000 people require a BMT annually, while only 45,000 to 60,000 receive them. Of these, an estimated 100,000 patients each year face difficulties obtaining a BMT due to either a lack of a suitable donor or failed transplants due to complications, such as Graft-versus-Host disease (GVHD), a potentially fatal condition in which donor cells can attack the recipient’s tissues.

Umbilical Cord Blood (UCB) Transplants

UCB is retrieved from the umbilical cord and placenta after the birth of a baby. While normally the cord and placenta are discarded after birth, the cord blood can be saved, frozen, and stored. UCB contains hematopoietic stem cells, which are a component of bone marrow and are capable of maturing into red blood cells, white blood cells, or platelets. Therefore, when transplanted into a cancer patient whose own bone marrow has been depleted after chemotherapy or radiation treatments, these UCB stem cells can provide the basis for a new, healthy, blood-forming immune system.

The use of UCB as a source of cells may make hematopoietic stem cell transplants more readily available in the general population. Unlike the stem cells found in bone marrow, UCB immune cells are younger, more tolerant, and less likely to be rejected by the immune system. This could be due to the muted immune system of certain cells contained in UCB, as these cells are not yet educated to attack the recipient. Unfortunately, UCB is currently incapable of solving the unmet demand for implantable hematopoietic stem cells, as UCB alone yields a low volume of hematopoietic stem cells. UCB is also associated with a delayed time to engraftment, possibly leading to complications from the procedure. Our technology, outlined below, is targeted to address both of these current UCB technology deficiencies.

Our Technology and Products

We are developing a platform designed to improve upon the current cell therapy technology as well as to create a more functional stem cell production system that can treat severe blood, cardiovascular, autoimmune, and other disorders.

Our PluriX™ Bioreactor System

The foundation for the Company’s technology is its PluriX™ Bioreactor System, designed to be a system of stromal cell cultures and substrates that creates an artificial physiological environment where mesenchymal stem cells can grow and reproduce outside of the human body without any use of exogenous biologics or pharmacologicals, eliminating the risk of genetic instability. Unlike conventional two dimensional (2D) culturing methods, our PluriX™ Bioreactor creates a three-dimensional (3D) microenvironment that closely resembles the structure and function of the body’s bone marrow environment. By mimicking the natural environment that exists within human bones, the System “tricks” stem cells into growing and reproducing in the same way they would in living organs. Because the size and scale of the PluriX™ Bioreactor is larger than that of human bone marrow, stem cell growth can be greatly expanded. We believe that the PluriX™ Bioreactor System, once fully developed, may enable the expansion of certain stem cells, such as UCB hematopoietic stem cells, for which there may otherwise be insufficient quantities available for transplants in adults. As such, we hope to combat current stem cell shortages and improve access to transplants.

PLX-I

PLX-I is being developed as an allogeneic therapeutic product to supplement the UCB hematopoietic stem cells with supportive cells (mesenchymal stem cells), with the goal of improving the effectiveness of engraftments and shortening patient recovery times. We retrieve mesenchymal stem cells from the placenta (obtained after birth) and place these cells in its PluriX™ Bioreactor System. The PluriX™ Bioreactor expands these cells over several weeks. After expansion, the mesenchymal stem cells are separated from the 3D culture used in the PluriX™ Bioreactor. These separated cells are known as PLX-I. Following production, PLX-I is stored “ready to use” and shipped to hospitals or clinics for use as an adjuvant therapy in a UCB transplant. Once matched cord blood is found (which is believed to be available in ~95% of patients), PLX-I is ready for use immediately upon arrival at the hospital, where it is injected into the patient a few hours prior to the UCB injection to improve the engraftment process. Additionally, multiple PLX-I injections may be able to “boost” engraftment of the hematopoietic stem cells found in UCB.

Recently published animal study results show that sufficient engraftment is possible with the limited number of hematopoietic stem cells available in a single UCB source.

We have performed preclinical trials on non-obese, diabetic, severe combined immunodeficient mice (NOD SCID mice). Preclinical results to date document that adding PLX-I to UCB stem cells during the engraftment of BMT human cells in NOD SCID mice showed up to a 500% increase in engraftment after irradiation and chemotherapy treatment.

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

Intellectual Property

Our success will depend in part on our ability, and the ability of our patent protection for our technology and products.

Our patented technology, entitled “Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells”, is patented in Australia, Russia, New Zealand and South Africa and we have patents pending on it in the U.S., Canada, Japan, Mexico and elsewhere. The table below shows details of the patents and patent applications for the “Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells”:

Table: Method and Apparatus for Maintenance and Production of Hematopoietic Stem Cells and/or Progenitor Cells

Country	Earliest Priority	Filing Date Application No.	Issue Date Patent No.	Status
USA CIP	4-2-1999 60/118,789	11-4-2005 11/102,625		Pending
Japan NP	4-2-1999 60/118,789	4-2-2000 2000-597409		Pending
Canada NP	4-2-1999 60/118,789	4-2-2000 2,360,664		Pending
Mexico NP	4-2-1999 60/118,789	4-2-2000 PA/a/2001/007820		Pending
Australia NP	4-2-1999 60/118,789	4-2-2000 34807/00	31-7-2003 759719	Granted
South Africa NP	4-2-1999 60/118,789	4-2-2000 2001/6483	30-10-2002 2001/6483	Granted
Europe NP	4-2-1999 60/118,789	4-2-2000 00913340.6		Pending
Israel NP	4-2-1999 60/118,789	4-2-2000 144629		Pending
China NP	4-2-1999 60/118,789	4-2-2000 00806007.X		Pending
Russian Federation NP	4-2-1999 60/118,789	4-2-2000 2001124399	27-3-2005 2249039	Granted
Brazil NP	4-2-1999 60/118,789	4-2-2000 PI0009403-0		Pending
New Zealand NP	4-2-1999 60/118,789	4-2-2000 513303	7-7-2003 513303	Granted
India NP	4-2-1999 60/118,789	4-2-2000 2001/01131		Pending
Hong Kong NP	4-2-1999 60/118,789	24-10-2002 02107728.2		Pending
USA DIV	4-2-1999 60/118,789	not filed		Not Filed
USA CIP	4-2-1999 60/118,789	11-4-2005 11/102,654		Pending
USA CIP	4-2-1999 60/118,789	11-4-2005 11/102,623		Pending
USA CIP	4-2-1999 60/118,789	11-4-2005 11/102,635		Pending

The table below provides details relating to patent for our technology entitled “Method Of Producing Undifferentiated Hemopoietic Stem Cells Using A Stationary Phase Plug-Flow Bioreactor.” This technology describes our concept of creating a three-dimensional bone-like environment that supports stem cell production without differentiation.

Table: Method Of Producing Undifferentiated Hemopoietic Stem Cells Using A Stationary Phase Plug-Flow Bioreactor

Country	Earliest Priority	Filing Date Application No.	Issue Date Patent No.	Status
USA NP	4-2-1999 60/118,789	4-2-2000 09/890,401	28-6-2005 6,911,201	Granted

We have also filed patent applications for our technology entitled “Three Dimensional Scaffolds For Ex-Vivo Expansion Of Stem Cells And Their Transplantion.” The table below provides some details related to the filings of those patent applications:

Table: Three Dimensional Scaffolds For Ex-Vivo Expansion Of Stem Cells And Their Transplantation

Country	Filing Date Application No.	Status
USA PRO	9-6-2005 60/688,690	Re-Filed
USA PRO	12-6-2006 60/812,597	Re-Filed
USA PRO	13-6-2007 60/929,097	Filed

The validity and breadth of claims in medical technology and products patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of our patents and our other proprietary rights. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States are maintained in secrecy until patents are issued, we also can not be certain that others did not first file applications for inventions covered by our, pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

We rely on the patent rights related to our core technology, the PluriX™ Bioreactor system. On May 22, 2007, we completed assignment agreements dated May 15, 2007 with each of Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav and Yeda Research and Development Ltd. (the “Assignors”), whereby the Assignors assigned to our company the right to certain patent applications, patent license rights, patentable inventions, counterparts, re-issuances, re-examinations, continuations, continuations-in-art, divisions, extensions, whether or not filed, developed, derived or reduced to practice and any foreign counterparts thereof. The assignment completes the transfer of all intellectual property acquired from the Assignors in the Exclusive, World Wide Patent and Technology License and Assignment Agreement of May 2003.

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

Our success will also depend in part on our ability to develop our technology and commercialize cell therapy products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization our potential cell therapy products.

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

In May 2006, our subsidiary, Pluristem Ltd., filed an application for a provisional patent with the US Patent and Trademark Office for its stem cell therapy product known as PLX-I. PLX-I is intended to offer a breakthrough solution to improved engraftment during bone marrow transplant procedures that use umbilical cord blood. On March 23, 2007 Pluristem Ltd., filed an application for PCT for the same patent.

PLX-I, which consists of propagated mesenchymal stem cells that can be co-transplanted along with the hematopoietic stem cells, is expected to significantly improve the engraftment rate of the hematopoietic stem cells. Initial findings suggest that the transplantation of PLX I locally into the injured area or into patients’ vanes may help to achieve better recovery of other disorders like Limb ischemia or Parkinson.

The role of PLX-I is to improve the homing of hematopoietic stem cells and their lodgment into the patient hematopoietic niche using mesenchymal cells. This new technology is based on Pluristem’s ex vivo expanded mesenchymal cells that are expanded within the proprietary PluriXTM high-density 3-D cultures system.

The mesenchymal cells are expanded to achieve the quality and amount required for improving hematopoietic stem cells and progenitor cell repopulation, and to enhance bone marrow engraftment following stem cell transplantation.

Research and Development

Foundational Research

For the last five years, the founder and Chief Technology Officer of our now wholly owned subsidiary, Pluristem, Ltd., Dr. Shai Meretzki, has made the initial strides in the development of our core technology, the PluriX™ Bioreactor system. Research was performed by Dr. Meretzki and his team in the laboratory of Dr. Shosh Merchav at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri, both from the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors. Special carriers were used in our research and development process. In addition, this foundational research was conducted in joint cooperation with the laboratory of SCID-NOD mice at the Weizmann Institute of Science and with Plumacher Laboratories in Rotterdam. To this end, Plumacher Laboratories allocated a research physician to the project for over two years (see “Intellectual Property”).

Ongoing Research and Development Plan

Based on Pluristem’s belief that its proprietary PLX cells are unique and possess favourable immunologic characteristics, the Company expects to investigate the use of these expanded mesenchymal stem cells in the treatment of a variety of diseases that could target markets estimated to exceed $30 billion. These diseases include degenerative disorders such as Parkinson’s disease, diabetes, ischemic diseases such as stroke, and a variety of malignancies. We will also continue to develop our technologies and our production capabilities including: 3D Stroma Culture Optimization – During this stage, we are collecting stroma cells from donor placenta tissues and growing them within the PluriX™ 3-D culture. We intend to focus on optimizing the capacity of the PluriX™ system to support the growth and long-term maintenance of our high-density three dimensional stromal cells cultures.

Establishment of Master bank of PLX cells.

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

Employees

We presently have 17 full time employees and 4 part-time employees in research and development and 4 full time employees and 1 part time employees in management through our wholly owned subsidiary, Pluristem, Ltd. We presently also have 1 full time employee in the USA for our Business development activity.

Competition

Although companies involved in stem cell research are generally highly specialized and focused on different aspects within this field, there are several companies that Pluristem believes may be considered competitors to itself. Osiris Therapeutics, Inc. (OSIR-NASDAQ) uses bone marrow stem cells to create allogeneic products, Gamida Cell Ltd. (a private company based in Jerusalem, Israel) competes with Pluristem in developing an alternative to BMT by using UCB. In the mesenchymal stem cell field, Aastrom Biosciences, Inc. (ASTM-NASDAQ) develops cell therapy products from bone marrow stem cells; and CellGenix Technologie Transfer GmbH and Stem Cell Technologies, Inc. develop products and media to support cell therapy by utilizing cells from UCB, bone marrow, and peripheral blood. Descriptions of these companies and their respective technology (ies) are provided below.

  Osiris Therapeutics, Inc. Osiris Therapeutics, Inc. has been working since 1992 to develop and commercialize cellular therapies based on stem cells isolated from readily available adult bone marrow. These stem cells could provide treatments for many disease conditions, as Osiris has developed a manufacturing process for the expansion of human mesenchymal stem cells. Upon arrival at Osiris, the mesenchymal stem cells are isolated and selectively removed from the bone marrow aspirate. These cells are then expanded approximately a hundredfold over the course of a month. Once expanded, the cells are harvested, packaged, and cryopreserved as an in-process intermediate, where a second series of tests ensure the highest level of quality and safety. Each packaged intermediate undergoes an additional round of a hundredfold expansion to produce the final product. Sterility and quality testing complete the process. Osiris has worked with qualified vendors to develop a supply chain with established material specifications that supports the manufacturing process. All manufacturing activities are performed in compliance with the FDA’s Good Manufacturing Practices (GMP) standards. Osiris is focused on creating allogeneic products and is the company with the most comparable technology to Pluristem. The company has had success in a Phase II trial, proving the efficacy of its product to treat GVHD. Osiris has additional programs underway to treat immune diseases (such as Crohn’s disease) and cardiovascular diseases. The company differs from Pluristem in that Osiris purifies stem cells from bone marrow, whereas Pluristem utilizes cells from the placenta.

  Aastrom Biosciences, Inc. Aastrom Biosciences is developing products for the repair or regeneration of multiple human tissues based on its proprietary Tissue Repair Cell (TRC) adult stem cell technology. Aastrom’s TRC products contain large numbers of bone marrow stem and progenitor cells that are expanded from cells originating from the patient with the company’s proprietary Aastrom Replicell® manufacturing system. Aastrom has two product candidates in Phase I/II clinical trials for bone degeneration and limb ischemia. The Company is also developing programs for TRC based therapies to address cardiac and neural regeneration indications. In February 2007, Aastrom announced that its TRCs received an Orphan Drug designation from the FDA for use in the treatment of osteonecrosis of the femoral head and the treatment of dilated cardiomyopathy.

  CellGenix Technologie Transfer GmbH. CellGenix Technologie Transfer GmbH develops, manufactures, and markets cell and protein therapeutics for tumor and orthopedic patients, as well as high-quality reagents for therapeutic ex vivo cell processing. The Company’s research focuses on stem cell therapy for the regeneration of tissues and organs, tumor immunotherapy, and drug targeting for cancer. CellGenix was founded in 1994 as a spin-off of the University Hospital Freiburg, and is headquartered in Freiburg, Germany.

  Gamida Cell Ltd. Gamida Cell Ltd. is working on the clinical development of hematopoietic stem cell therapeutics for the treatment of cancer, as well as future regenerative cell-based medicines for illnesses, such as heart disease and neurological disorders. The Company was founded in 1998 based on stem cell-expansion technology licensed from Hadassah University Medical Center. Gamida Cell employs proprietary technologies for expansion of hematopoietic progenitor cells, utilizing small molecules to modulate differentiation of cultured cells. The safety of the first developed technology was demonstrated in the clinic in a Phase I/II study. Gamida Cell is developing two major product lines stemming from different proprietary technologies for the expansion of stem/progenitor cells. Product lines include treatments for diseases requiring hematopoietic stem cell transplantation or that necessitate tissue regeneration. Gamida Cell’s flagship product, StemEx®, offers a novel solution for patients with various critical hematological diseases who are in need of a stem cell transplant (e.g. BMT). StemEx®, which received an FDA Orphan Drug designation in March 2005, is composed of ex vivo expanded cord blood stem/progenitor cells, which are transplanted with nonexpanded cells from the same unit. Results of Gamida Cell’s Phase I/II study of StemEx® for the treatment of leukemia and lymphoma demonstrated safety and a trend of efficacy.

  Stem Cell Technologies, Inc. Stem Cell Technologies, Inc. supports stem cell and many other areas of life science research worldwide by providing enabling research tools that are innovative, timely, and of high quality. Stem Cell Technologies’ specialized media and cell separation products are available for a wide range of research applications, and are complemented by a diverse array of cytokines, antibodies, and tissue culture reagents, as well as services including contract assays, proficiency testing, and training.

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

We may produce our PLX cells in a GMP-compliant production area for therapeutic applications. “GMP” is a standard set for laboratories by the World Health Organization and other health regulatory authorities. Therefore, to a certain degree, the manner in which the Food and Drug Administration will regulate our PLX cells is uncertain.

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

Product Approval in the United States

On February 8, 2007 we were informed that the United States Food and Drug Administration's (FDA) Center for Biological Evaluation and Research (CBER) accepted the Company's proposed Pre-Investigation New Drug (PreIND) for its PLX-I product in pre-clinical studies for the treatment of hematological malignancies. We are currently in the process of completing the IND package to be submitted to the FDA, the Acceptance of the IND document by the FDA is required before initiation of Phase I clinical trials. There can be no assurance that our technology and potential products will ultimately receive regulatory approval from the Food and Drug Administration. And there can be no assurance that the Food and Drug Administration will act favourably or in a timely manner in reviewing submitted applications, and an applicant may encounter significant difficulties or costs in its efforts to obtain Food and Drug Administration approvals, in turn, which could delay or preclude the applicant from marketing any products it may develop. The Food and Drug Administration may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which an applicant will have the exclusive right to exploit such technologies.

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

Our company has a limited operating history in our current business of developing and commercializing stem cell production technology and must be considered in the development stage. We were incorporated on May 11, 2001 with a business plan to develop artificial intelligence software called Randomix. We were not successful in implementing our original business plan in regard to our Randomix software and as a result we decided in April of 2003 to pursue initiatives in the biotechnology industry as an extension to our business. In June of 2003, we acquired our wholly-owned subsidiary, Pluristem, Ltd., based in Israel to conduct further research and development of the exclusive stem cell production technology. In May of 2007, we acquired the rights of ownership to our stem cell production technology, which we had previously used under license.

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our stem cell production technology and commercialize our cell therapy products. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we had a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended June 30, 2007.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, state in their audit report attached to our audited consolidated financial statements for the fiscal years that ended January 31, 2007 and 2006 that since we are an exploration stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Our likelihood of profit depends on our ability to develop and commercialize products based on our stem cell production technology, which is currently in the development stage. If the Company is unable to complete the development and commercialization of our stem cell products successfully, our likelihood of profit will be limited severely.

Pluristem is engaged in the business of developing and commercializing products based on a technology called the PluriX™ Bioreactor system. Pluristem’s PluriX™ Bioreactor system allows researchers and physicians to expand mesenchymal stem cells outside of the human body without differentiation so they may be used in bone marrow transplants (BMTs) and other methods of cell therapy. We have not realized a profit from our operations to date and there is little likelihood that it will realize any profits in the short or medium term. Any profitability in the future from the Company’s business will be dependent upon successful commercialization of our potential cell therapy products, which will require significant additional R&D as well as substantial clinical trials.

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

We need to raise additional financing to support the research and development of our Cell Therapy products and our PluriX™ Bioreactor system and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

On May 22, 2007, we announced that it has closed on a private equity investment in the Company totaling approximately $13.5 million. The investors received Pluristem-restricted Common Stock at a price of $0.0125 per share and a Warrant to purchase additional shares at an exercise price of $0.025 per share. Additionally, on April 4, 2007, the Company announced that as of Friday, March 30, 2007, it had received approximately $1 million from the exercise of approximately 15 million Warrants at an exercise price of $0.075. This represents exercise of more than 25% of our outstanding listed Warrants as of March 30, 2007. Our ability to continue to develop the PluriX™ Bioreactor System and commercialize our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If the Company is unable to obtain such financing, we will not be able to fully develop our technology and commercialize our cell therapy products. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in the Company’s R&D programs;

  costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

  competing technological and market developments;

  Our ability to establish additional collaborative relationships; and

  the effect of commercialization activities and facility expansions if and as required.

The Company has limited financial resources and, to date, no cash flow from operations. It is dependent on our ability to sell our Common Stock, primarily on a private placement basis, for funds. There can be no assurance that Pluristem will be able to obtain financing on that basis in light of the market demand for our securities, the state of financial markets generally, and other relevant factors. Any sale of the Company’s Common Stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that Pluristem will not incur debt in the future, that it will have sufficient funds to repay our future indebtedness, or that it will not default on our future debts, jeopardizing our business viability. Finally, the Company may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of our PluriX™ Bioreactor System and commercialization of our potential cell therapy products, which could result in the loss of some or all of one’s investment in Pluristem’s Common Stock.

If we fail to obtain and maintain required regulatory approvals for our potential cell therapy products, our ability to commercialize our potential cell therapy products will be limited severely.

Once our PluriX™ Bioreactor system and our potential cell therapy products are fully developed, we intend to market our potential cell therapy products primarily in the United States, Europe and Japan. We must obtain the approval of the Food and Drug Administration of our technology and potential cell therapy products before commercialization of our potential cell therapy products may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our PluriX™ Bioreactor system, or of the cells produced in the PluriX™ Bioreactor system, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our technology and our potential products.

Furthermore, even if we obtain regulatory approval for our PluriX™ Bioreactor system and our potential cell therapy products, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations, which could prevent or delay regulatory approval of our technology and our potential cell therapy products.

Even if we obtain regulatory approvals to commercialize our cell therapy products, we may encounter a lack of commercial acceptance of our cell therapy products, which would impair the profitability of our business.

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

We must develop our technology and products in development in order to become a profitable company. The patents underlying our technology and our products in development will expire in approximately 2020. If we do not complete the development of our technology and products in development by then, other companies may use the technology to develop competing products. If this happens, we would likely lose our competitive position and our business would likely suffer.

Furthermore, the scope of our patents may not be sufficiently broad to offer meaningful protection. In addition, our patents could be successfully challenged, invalidated or circumvented so that our patent rights would not create an effective competitive barrier. We also intend to seek patent protection for any of our potential cell therapy products once we have completed their development. Significantly, we do not as yet have patents in the United States or Europe or any other major market, although patents have been applied for.

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

We will be subject to the requirement that of Section 404 of the Sarbanes-Oxley Act in the future. If we will be unable to comply with the requirement in a timely manner the market price of our stock could decline.

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

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 2. Description of Property

Our principal offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-4-850-1080. We lease our office space from MATAM Advanced Technology Park on a month-to-month basis and our monthly rental is approximately $7,500. For the fiscal year ending June 30, 2007 we paid 89,883 for rent. In addition, on March 29, 2007 we announces that as part of our upgrade the existing manufacturing facility to Support GMP production Capacity for PLX – I, we have enlarge the rented area by additional 6,900 square foot will double in size the Company's facilities.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2007.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High(2)	Low(2)
June 30, 2007	$0.15	$0.09
March 31, 2007	$0.14	$0.02
December 31, 2006	$0.03	$0.01
September 30, 2006	$0.05	$0.02
June 30, 2006	$0.07	$0.04
March 31, 2006	$0.11	$0.07
December 31, 2005	$0.20	$0.08
September 30, 2005	$0.25	$0.11

On August 28, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.04

As of August 28, 2007, there were121 holders of record of our common stock. As of such date, 1,156,195,593 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

All information relating to sales of unregistered securities in the fiscal year ended June 30, 2007 have been included in current reports on Form 8-K and quarterly reports on Form 10-QSB previously filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

On November 25, 2003, our board of directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 4,100,000 shares of our common stock. As of June 30, 2007, there were 1,093,251 shares of our common stock still available for future grant under the plan.

On November 21, 2005, our board of directors adopted our 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 15,000,000 shares of our common stock. On January 24, 2007 our Board of Directors amended the 2005 Stock Option Plan whereby we reserved for issuance 280,000,000 shares of our common stock. As of June 30, 2007, there were 7,590,000 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan (equity compensation plan not approved by security holders)	3,006,749	$0.07	1,093,251
2005 Stock Option Plan (equity compensation plan not approved by security holders)	272,410,000	$0.03	7,590,000
Equity compensation plan approved by security holders	Nil	Nil	Nil
Total	275,416,749	$0.03	8,683,251

Item 6. Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of the development of the Mesenchymal and stem cell production technology and the commercialization of cell therapy products. The stem cell production technology, if fully developed and commercialized, will offer novel solutions to make procedures like bone marrow transplants and other methods of cell therapy more accessible to patients suffering from leukemia, lymphoma, myaloma and a broad range of complicated diseases and disorders.

On June 10, 2003, to enable us to conduct further research and development of the exclusive license for the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly owned subsidiary as of June 10, 2003.

From May 2003 until March 2006, our business has focussed on the development of the stem cell production technology. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for their own use for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Now, instead of looking to sub-lease the stem cell production technology, we will focus on developing the technology with the goal of producing cell therapy products for sale in the marketplace.

As agreed in our licensing agreement, we paid $400,000 cash for our license as of April 27, 2007. The Weizmann Institute of Science and the Technion-Israel Institute of Technology had the option to assign all of its patent rights covered by the license agreement to our company in exchange for an aggregate of 5% of all of the issued and outstanding share capital of our company. This option was only exerciseable within a 60-day period commencing from the date when we notified the Weizmann Institute that the market value of our company had exceeded $25,000,000. On February 26, 2007 and on March 26, 2007 we notified the Weizmann Institute that the market value of our company had exceeded $25,000,000.

The option held by the Weizmann Institute was not exercised but on May 22, 2007, we concluded assignment agreements with the owners of the stem cell production technology and all of the parties involved in the license agreement with the Weizmann Institute. The assignment agreements completed the transfer to us from the Assignors of all intellectual property that began pursuant to the Exclusive, World Wide Patent and Technology License and Assignment Agreement of May 2003.

The assignment agreements are dated effective as of May 15, 2007. The parties who assigned the rights to the technology to our company in the assignment agreements are the Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav and Yeda Research and Development Ltd. (the “Assignors”). The Assignors assigned to our company the right to certain patent applications, patent license rights, patentable inventions, counterparts, re-issuances, re-examinations, continuations, continuations-in-art, divisions, extensions, whether or not filed, developed, derived or reduced to practice and any foreign counterparts thereof. The consideration we agreed to pay for the assignment of agreements was $1,962,500, payable to the Assignors as follows:

Technion Research and Development Foundation Ltd.	$735,937

Yeda Research and Development Ltd.	$490,625

Dr. Shoshana Merchav	$367,969

Shai Meretzki	$367,969

Our License Agreement with the Weizmann Institute is now terminated and we are released from any obligation to pay to the Assignors any future royalties.

To enable us to conduct further research and development of the stem cell production technology we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology, on June 10, 2003, 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As consideration for the shares of Pluristem, Ltd., we paid to the shareholder of Pluristem, Ltd. cash in the amount of $1,000 and provided Pluristem, Ltd. with a line of credit in the amount of $500,000. Accordingly, Pluristem, Ltd. became our wholly-owned subsidiary as of June 10, 2003.

Planned Operations

Over the next twelve months, we intend to pursue our primary objective of developing our technology and process to the point where we can produce stem cell therapy products through the process performed in the PluriX™ Bioreactor. We intend to first develop methods for the preparation of the cord blood seed and it’s freezing and thawing. We also intend to begin the development of the stromal cells and establish a PLX-I cell bank. We also intend to set up a quality assurance plan and compliance procedures and implement them. We also would like to set up a documentation center. If these stages of development go well, we may be in a position to manufacture PLX I in our facilities.

We also intend to initiate contact with research centers and cord blood banks to establish cooperative relations for future business development.

We plan to continue our application for grants with the Office of Chief Scientist in Israel regarding the grant received from the Israeli government. We will use this grants in order to support our Research and Development plan.

We plan to continue our efforts to complete the IND package to be submitted to the FDA, the Acceptance of the IND document by the FDA is required before initiation of Phase I clinical trials.

Costs

We have not generated any revenues and we have accumulated a deficit of $15,517,980 since our inception on May 11, 2001 to the year ended June 30, 2007. This negative cash flow is mostly attributable to our operation expenses, including but not limited to, research and development expense and the payment of our audit fees and legal fees. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product - hematopoietic stem cells, animal pre-clinical trials and experiments and clinical trials and work towards its completion. We estimate our expenses in the next twelve months will be approximately $4,250,000, generally falling in two major categories: research and development costs and general and administrative expenses. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) FASB 123R.

Research and Development Costs

For the next twelve months, we estimate that our research and development costs will be approximately $2,250,000. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) FASB 123R. We intend to spend our research and development costs on optimizing the 3-D bioreactor operations, developing the expanded of our Placenta Mesenchymal stem cell product and developing the capabilities for entering to new clinical indication using of PLX cells.

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

We do not expect to generate any revenues from sales of products in the next twelve months. We may generate revenues from sale of licenses to use our technology. Our products will likely not be ready for sale for at least three years, if at all.

In our management's opinion, we should achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

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

  Conduct studies to analyze the hematopeoietic stem cell to reconstitute the hematopoietic system within animal model. Trials are planned using SCID mice, which are mice with insufficient immune systems that can be used to simulate human blood and immune systems. Using this model, the human hematopoietic stem cell may develop and differentiate Pluristem's in vitro production process to be analyzed in vivo.

  To start the first Phase I clinical trial with the PLX I after the Food and Drug Administration approval.

  Establish relations with research centers and cord blood banks.

Liquidity and Capital Resources

During the year ended June 30, 2007, we incurred a net loss of $8,428,900, as compared to a net loss of $2,439,724 in the year ended June 30, 2006. The net loss includes stock based compensation to employees and consultants of $3,305,874 during the year ended June 30, 2007, as compared to an amount of $114,800 in the year ended June 30, 2006 and an expense in the amount of $1,962,500 regarding the Assignment Agreement dated May 15, 2007. This resulted from moving forward with our research and development plan. We obtained funds to carry on our business from private placements we conducted in October of 2004 and January of 2005, which raised gross proceeds of approximately $3,250,000 through the issuance of 32,500,000 units comprising one common share and one common share purchase warrants. On April 3, 2006 we raised gross proceeds of approximately $3,000,000 through the issuance of senior secured convertible debentures. On March and April 2007, we received approximately $1 million from the exercise of approximately 15 million Warrants related to the April 3, 2006 issuance. On May 14, 2007, we closed a private placement consisting of 1,080,000,000 units of our securities at a price of $0.0125 per unit for gross proceeds of $13,500,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of our common stock at a price of $0.025 per share for a period of five years. Of the $13,500,000, we have received all but $5,075,000, of which $5,000,000 is being paid in monthly installments over 10 months starting six months from closing. As at June 30, 2007 we had cash of $1,653,087 and marketable securities in the value of $ 3,758,327.

While we expect that we have sufficient funds to operate until early summer of 2008, we will have to raise additional funds from the market before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or product development that is beyond the scope of what is described in our Plan of Operations will require additional capital, which must be raised through the issuance additional securities and/or incurring more debt.

Research and Development

Since June 10, 2003, the date we acquired Pluristem, Ltd., we set up and began research activities in our clean rooms and laboratory. We built bioreactors to conduct research and development in a 3-D environment and seeded stromal cells into the bioreactors to produce the stromal cell culture where the stem cells will be implanted. Throughout the remainder of 2007, we will continue with the research and development activities referenced above. Since inception to June 30, 2007, we have spent $6,373,435 on research and development. We hope that eventually, all of this cost will be passed on to our customers.

Purchase or Sale of Equipment

With the acquisition of Pluristem Ltd., we obtained much of the specialized laboratory equipment that we need to conduct our research. This equipment included incubators, freezers, computers, hot plates, generators, microscopes, and other equipment. We are in a process of upgrading our facilities to GMP facilities and we expect that the total expenses will spend about $500,000 on equipment that we will need to conduct our planned research and development and manufacturing for the next twelve months.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended June 30, 2007, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

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

SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159.

Item 7. APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Options

On July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and

Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statement. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the year period ended.

We recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

Prior to July 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

We estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term.

We applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. The fair value of these options was estimated using the Black-Scholes-Merton option-pricing model.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $15,517,980 since inception through the year ended June 30, 2007.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 8. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this registration statement:

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007

IN U.S. DOLLARS

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007

IN U.S. DOLLARS

ERNST & YOUNG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Stockholders

Of PLURISTEM LIFE SYSTEMS INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Pluristem Life Systems Inc. (a development stage company) ("the Company"), and its subsidiary as of June 30, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended June 30, 2007 and for the period from May 11, 2001 (inception date) through June 30, 2007. These consolidate financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidate financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of June 30, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 and for the period from May 11, 2001 (inception date) through June 30, 2007, in conformity with U.S. generally accepted accounting principles.

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

As discussed in note 2(i) to the consolidated financial statements, on July 1, 2006 the Company adopted SFAS 123(R) “Share-Based Payment”.

Kost Forer Gabbay & Kasierer
A member of Ernst & Young Global

Haifa, Israel
August 29, 2007

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

		June 30,
	Note	2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	3	$1,653,087
Marketable securities	4	3,758,327
Prepaid expenses		59,594
Other accounts receivables	5	582,433
Total current assets		6,053,441

LONG-TERM ASSETS:

Long-term restricted deposit		124,790
Severance pay fund		81,075
Property and equipment, net	6	467,613
Total long-term assets		673,478

Total assets		$6,726,919

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
In U.S. Dollars

		June 30,
	Note	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables		$364,664
Accrued expenses		156,980
Other accounts payable	7	211,213
Total current liabilities		732,857

LONG-TERM LIABILITIES

Accrued severance pay		96,885

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY	9

Share capital:
Common stock $0.00001 par value:
Authorized: 1,400,000,000 shares
Issued: 996,710,470 shares, Outstanding: 990,710,470 shares		9,906
Additional paid-in capital		21,067,604
Other comprehensive loss		(30,322)
Receipts on account of shares		367,969
Deficit accumulated during the development stage		(15,517,980)
		5,897,177

		$6,726,919

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
In U.S. Dollars (except share and per share data)

				Period From May 11,
				2001 (Inception)
		Year Ended		Through
	Note	June 30,		June 30,
		2007	2006	2007

Research and development costs	10	$3,084,606	$1,481,482	$7,288,104
Less participation by the Office of the
Chief Scientist		(535,325)	(182,703)	(914,669)
Research and development costs, net		2,549,281	1,298,779	6,373,435
General and administrative expenses	11	3,725,784	1,033,490	7,919,693
Know how write-off	12	1,962,500	-	2,473,777

		8,237,565	2,332,269	16,766,905

Financial expenses (income), net	13	191,335	107,455	(1,248,925)

Net loss for the period		$8,428,900	$2,439,724	$15,517,980

Basic and diluted net loss per share		$(0.029)	$(0.04)

Weighted average number of shares used
in computing basic and diluted net loss
per share:		288,473,345	63,653,483

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
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
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
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
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
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
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
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
In U.S. Dollars (except share and per share data)

						Deficit
						Accumulated		Total
			Additional	Receipts	Other	During the	Total	Shareholders’
	Common Stock		paid-in	on account	comprehensive	Development	Comprehensive	Equity
	Shares	Amount	Capital	of shares	loss	stage	loss	loss

Balance as of July 1, 2006	63,743,483	$636	$6,444,214	$-	$-	$(7,089,080)	$-	$(644,230)
Conversion of convertible
debenture, net of issuance						-
costs of $440,000	203,952,201	2,040	1,785,044	-	-		-	1,787,084
Classification of a liability in
respect of warrants	-	-	359,658	-	-	-	-	359,658
Classification of deferred
issuance expenses	-	-	(378,708)	-	-	-	-	(378,708)

Classification of a liability in
respect of options granted
to consultants	-	-	116,371	-	-	-	-	116,371

Compensation related to
options granted to
employees	-	-	2,386,036	-	-	-	-	2,386,036

Compensation related to
options granted to
Consultants	-	-	937,579	-	-	-	-	937,579
Exercise of warrants
related to the April 3,
2006 agreement	15,138,261	151	1,021,682	-	-	-	-	1,021,833

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
In U.S. Dollars (except share and per share data)

						Deficit
						Accumulated		Total
			Additional	Receipts	Other	During the	Total	Shareholders’
	Common Stock		paid-in	on account	comprehensive	Development	Comprehensive	Equity
	Shares	Amount	Capital	of shares	loss	stage	loss	loss
Cashless exercise of
warrants related to the
April 3, 2006 agreement	9,334,712	94	(94)	-	-	-	-	-
Issuance of common stock
on May and June 2007
related to the May 14, 2007
agreement, net of issuance
costs of $64,320	625,235,040	6,252	7,744,859	-	-	-	-	7,751,111
Receipts on account of
shares	-	-	-	367,969	-	-	-	367,969
Cashless exercise of
warrants related to the
May 14, 2007 issuance	73,306,773	733	(733)	-	-	-	-	-
Issuance of warrants to
the investors related to
the May 14, 2007
agreement	-	-	651,696	-	-	-	-	651,696
Unrealizd loss on available
for sale securities	-	-	-	-	(30,322)	-	(30,322)	(30,322)

Net loss for the year	-	-	-	-	-	(8,428,900)	-	(8,428,900)
Balance as of June 30, 2007	990,710,470	$9,906	$21,067,604	$367,969	$(30,322)	$(15,517,980)	$(30,322)	$5,897,177

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

			Period
			from May
			11, 2001
	Year ended		(inception)
	June 30,		through
			June 30
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,428,900)	$(2,439,724)	$(15,517,980)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,494	42,536	243,063
Capital gain	20,053	-	3,680
Know-how write-off	1,962,500	-	2,473,777
Amortization of deferred issuance costs	168,227	205,081	604,031
Stock-based compensation to employees	2,386,036	-	2,386,036
Stock-based compensation to consultants	919,838	114,800	2,380,290
Know-how licensors – imputed interest	-	18,791	54,600
Salary grant in shares and warrants	-	-	710,500
Decrease (increase) in accounts receivable	(481,362)	46,710	(573,596)
Decrease (increase) in prepaid expenses	20,470	(1,024)	48,147
Increase in trade payables	79,561	100,030	355,257
Increase (decrease) in other accounts payable and accrued
expenses	188,295	(16,639)	(114,036)
Increase in accrued interest due to related parties	-	-	3,450
Linkage differences and interest on long-term restricted
lease deposit	-	50	(2,164)
Change in fair value of liability in respect of warrants	(716,214)	(150,000)	(2,696,064)
Fair value of warrants granted to investors	651,696	-	651,696
Amortization of discount and accrued interest on
convertible debentures	110,703	17,217	127,920
Increase in accrued interest on marketable securities	(4,903)	-	(4,903)
Accrued severance pay, net	(3,885)	12,825	15,810
Net cash used in operating activities	(3,071,391)	(2,049,347)	(8,850,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Pluristem Ltd. (1)	-	-	31,899
Purchase of property and equipment	(290,183)	(48,140)	(532,955)
Proceed from sale of property and equipment	717	-	29,192
Purchase of long-term restricted lease deposit	(96,125)	(1,499)	(123,670)
Repayment of long-term restricted lease deposit	-	-	19,851
Purchase of marketable securities	(3,783,746)	-	(3,783,746)
Purchase of know-how	(1,962,500)	-	(2,062,500)
Net cash used in investing activities	(6,131,837)	(49,639)	(6,421,929)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. Dollars

..
			Period
			from May
			11, 2001
	Year ended		(inception)
	June 30,		through
			June 30
	2007	2006	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	7,751,111	-	12,437,319
Receipts on account of shares	367,969	-	367,969
Issuance of warrants	-	-	1,246,397
Exercise of warrants	1,021,833	-	1,021,833
Issuance of convertible debenture	-	2,583,700	2,583,700
Issuance expenses related to convertible debentures	(440,000)	-	(440,000)
Short-term bank credit, net	-	-	(26)
Repayment of know-how licensors	(218,750)	-	(300,000)
Repayment of notes and loan payable to related parties	-	-	(69,885)
Proceeds from notes and loan payable to related parties	-	-	78,195
Net cash provided by financing activities	8,482,163	2,583,700	16,925,502

Increase (decrease) in cash and cash equivalents	(721,065)	484,714	1,653,087
Cash and cash equivalents at the beginning of the period	2,374,152	1,889,438	-
Cash and cash equivalents at the end of the period	$1,653,087	2,374,152	1,653,087

Non-cash investing and financing information:
Classification of liabilities and deferred issuance expenses
into equity	$97,321	-	$97,321
Decrease in fair value of marketable securities	$30,322	-	$30,322
Conversion of convertible debenture	$2,227,084	-	$2,227,084
Issuance of common stock as a result of cash less exercise
of warrants	$827	-	$827
Prepaid expenses of compensation related to options to
consultants	$17,741	-	$17,741

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 1:-GENERAL

A.

Pluristem Life Systems Inc. ("the Company"), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the subsidiary”) that was incorporated under the laws of Israel.

B.

On May 5, 2003 the Company entered into a license agreement with Weizmann Institute of Science and the Technion-Israel Institute of Technology to acquire an exclusive license for an innovative stem cell expansion technology ("the Technology"). This production technology is a three dimensional (3D) cellular expansion technology, which is now termed PluriX™. This technology, if fully developed, may offer solutions to make procedures such as bone marrow transplants and other methods of cell therapy more accessible to patients suffering from a broad range of complicated diseases and disorders (see Note 12).

On June 10, 2003, the Company acquired all of the issued and outstanding shares of Pluristem Ltd. which was engaged in the research and development of expansion of cord blood hematopoetic stem cells, which was in line with the Technology license which the Company had purchased in May 2003.

C.

The Company is devoting substantially all of its efforts towards conducting research and development of the Mesenchymal and stem cell production technology and the commercialization of cell therapy products. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $15,517,980 through June 30, 2007 and incurred net loss of $8,428,900 and negative cash flow from operating activities in the amount of $3,071,391 for the year ended June 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

D.

The Company’s common stocks are registered and publicly traded on the Over-the- Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol PLRS.OB, and commencing May 7, 2007, the Company’s shares are also traded on Europe's Frankfurt Stock Exchange, under the symbol PJT.

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

e.	Marketable securities:

Management determines the appropriate classification of its investments in marketable debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. During 2007, all marketable securities covered by Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities” were designated as available-for-sale.

Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, a separate component of shareholders’ equity, net of taxes. Realized gains and losses on sales of investments, and impairment of investments, as determined on a specific identification basis, are included in the consolidated statement of operations. Interest and amortization of premium and discount on debt securities are recorded as financial income or loss.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	Marketable securities (cont.):

FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment” (“FSP 115-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other- than temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other than- temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.

f.	Long-term restricted lease deposit

Long-term restricted lease deposit with maturities of more than one year used to secure lease agreement and hedge transactions is presented at cost.

g.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10
Computers and peripheral equipment	33
Office furniture and equipment	6-15

h.	Impairment of long-lived assets

The Company's long-lived assets and identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2007, 2006 and for the period from inception through June 30, 2007 no impairment losses were identified.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

i.	Accounting for stock-based compensation:

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the year period ended

June 30, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

As a result of adopting SFAS 123(R) as of July 1, 2006, the Company's net income for the year ended June 30, 2007, is $118,217 lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended June 30, 2007, are $0.0004 lower, than if the Company had continued to account for share-based compensation under APB 25.

Prior to July 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

i.	Accounting for stock-based compensation (cont.):

The Company estimates the fair value of stock options granted using the Black-Scholes- Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term was determined as defined in SAB 107. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero- coupon bonds with an equivalent term.

The fair value of the Company's stock options granted to employees and directors for the years ended June 30, 2007 and 2006 was estimated using the following weighted average assumptions:

	Year ended June 30,
	2007	2006

Risk free interest rate	4.4 - 4.8%	4.2 - 4.85%
Dividend yields	0%	0%
Volatility	105 -128%	104 - 105%
Expected term (in years)	6	6

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

		Period from May 11,
		2001 (Inception)
	Year ended	through
	June 30	June 30
	2006	2007

Net loss – as Reported	$2,439,724	$15,517.980

Add - stock based employee compensation - fair
value based method of SFAS123	538,003	1,206,516

Pro forma net loss	$2,977,727	$16,724,496

Basic and diluted net loss per stock as reported	$(0.04)

Basic and diluted pro forma net loss per stock	$(0.05)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

j.	Research and Development costs

Research and development costs, net of participations are charged to the Statement of Operations as incurred.

Royalty-bearing grants from the government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred, and applied as a deduction from research and development costs.

k.	Basic and diluted net loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). All outstanding stock options have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities.

The majority of the Company’s cash and cash equivalents are invested in dollar instruments of major banks in Israel and in the United States. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments The Company’s marketable securities include investments in highly rated debentures of U.S. Corporations Bonds and preferred stocks. Based on the above and the fact that the portfolio is well diversified, management believes that low credit risk exists with respect to these marketable securities.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits. Severance expenses for the year ended June 30, 2006 and 2007 amounted to approximately $45,957 and $39,969, respectively.

o.	Fair value of financial instruments

The carrying amounts of cash and cash equivalents, other accounts receivables, prepaid expenses, trade payables and other accounts payable, approximate their fair value due to the short-term maturity of such instruments.

p.	Comprehensive income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that their items of other comprehensive income relate to unrealized gains and losses on available for sale securities.

q.	Derivative financial instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

q.	Derivative financial instruments (cont.):

For derivative instruments not designated as hedging instruments, the gain or loss resulting from changes in fair value is recognized as a financial expense in current earnings during the period of change. As of June 30, 2007, the Company had forward contract with a notional amount of approximately to sell $200,000 and purchase NIS 822,000.

The fair value of the forward contract and the options as of June 30, 2007 were recorded as a liability of $16,381.

r.	Reclassification

Certain amounts from prior years have been reclassified to conform to current period presentation. The reclassification had no effect on previously reported net loss, shareholders equity or cash flows.

s.	Impact of recently issued accounting standards

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

s.	Accounting for stock-based compensation (cont.) -

1.	FASB Interpretation No. 48 (cont.):

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 3:- CASH AND CASH EQUIVALENTS

June 30,
2007

In dollars	$1,445,095
In New Israeli Shekels (NIS)	207,992
$1,653,087

NOTE 4:-MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

		June 30, 2007
			Gross	Gross	Estimated fair
	Time to maturity	Cost	unrealized	unrealized	market value
			gains	losses
Corporate Bonds	More than five years	$1,884,566	$5,269	$-	$1,889,835
	One to five years	637,095	642	-	637,737
Preferred stocks		1,262,085	-	31,330	1,230,755
		$3,783,746	$5,911	$31,330	$3,758,327

In June 2007, the Company invested in U.S. bonds and preferred stocks with maturities of up to eight years.

NOTE 5:-OTHER ACCOUNTS RECEIVABLES

June 30,
2007

Office of the Chief Scientist	$305,954
VAT	242,238
Others	34,241
$582,433

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 6:-PROPERTY AND EQUIPMENT, NET

June 30,
2007
Cost:
Laboratory equipment	$533,250
Computers and peripheral equipment	74,891
Office furniture and equipment	10,428
618,569

Accumulated depreciation:
Laboratory equipment	107,464
Computers and peripheral equipment	39,761
Office furniture and equipment	3,731
150,956

Depreciated cost	$467,613

Depreciation expenses amounted to $56,494 and $42,536 for the years ended June 30, 2007and 2006 respectively.

NOTE 7:-OTHER ACCOUNTS PAYABLE

June 30,
2007

Accrued payroll	$63,431
Payroll institutions	66,902
Accrued vacation	64,499
Liability in respect of hedge transactions	16,381
$211,213

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 8:-COMMITMENTS AND CONTINGENCIES

A.

The subsidiary leases facilities under operating lease agreements. The average monthly payment in the Year ended June 30, 2007, is NIS 32,250 (approximately $7,500) and is linked to the Israeli Consumer Price Index ("CPI"). In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $25,000. In addition, the subsidiary has opened a bank guarantee in favor of the lessor in the amount of $19,571.

Lease expenses amounted $84,117 and $89,883 for the years ended June 30, 2006 and 2007, respectively.

According to a supplement to the original lease agreement, signed on June 12, 2007, the subsidiary enlarged the leased area by additional 6,900 square foot, the leasing period for the leased area is 62 months as of July 1, 2007. The monthly payment will be $ 15,000 starting of September 1, 2007. In addition, the lessor will refund the subsidiary the renovation costs up to an amount of NIS 650,000 (approximately $153,000). The current assets of the Company include an amount of $30,137 to be refund by the lessor. The subsidiary may shorten the leasing period for a period of 36 months, if an advanced notice is given in writing and an amount of NIS 325,000 is paid.

B.

The subsidiary leases 4 cars under operating lease agreement, which expire in November 2008, August 2009 and June 2010. The average monthly payment is NIS 15,750 (approximately $3,700) and is linked to the CPI. In order to secure these agreements, the subsidiary pledged a deposit in the amount of $12,206.

Lease expenses amounted to $32,617 and $32,281 for the years ended June 30, 2006 and 2007, respectively.

C.

Under the Law for the Encouragement of Industrial Research and Development, 1984, commonly referred to as the Research Law, research and development programs that meet specified criteria and are approved by a governmental committee of the Office of the Chief Scientist (“OCS”) are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3- 5% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Effective for grants received from the Chief Scientist under programs approved after January 1, 1999, the outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. Through June 30, 2007, total grants obtained aggregate $243,190.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS

A.

The Company's authorized common stock consists of 1,400,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre- emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

B.	On July 9, 2001, the Company issued 35,000,000 shares of common stock in consideration for $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 14,133,000 shares of common stock at a price of approximately $0.007 per common share in consideration for $100,950 before offering costs of $17,359.

C.	On March 19, 2003, two directors each returned 13,650,000 shares of common stock witha par value of $0.01 per share, for cancellation for no consideration.

D.

On March 27, 2003 the Company's Board of Directors authorized a 14:1 split of the common stock. Accordingly, all references to number of shares, common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

E.

In July 2003, the Company issued an aggregate of 725,483 units comprised of 725,483 common stock and 1,450,966 warrants to a group of investors, for total consideration of $1,235,759 (net of issuance costs of $70,110), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933,464) and the balance was paid in the year ended June 30, 2004.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

F.	(cont.)

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

On November 30, 2006, all the warrants were expired unexercised.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

J.

On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 options as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696,000 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black – Scholes valuation model. On November 30, 2006, all the warrants were expired unexercised.

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

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

L.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

M.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

N.	Convertible Debenture

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

Interest accrues on the Debentures at the rate of 7% per annum, is payable semi- annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest is payable, at the option of the Company, either (1) in cash, or (2) in shares of Common Stock at the then applicable conversion price. If the Company fails to deliver stock certificates upon the conversion of the Debentures at the specified time and in the specified manner, the Company will be required to make substantial payments to the holders of the Debentures.

1b.

The Warrants, issued as of April 3, 2006, become first exercisable on the earliest of (i) the 65th day after issuance or (ii) the effective date of the Registration Statement. Holders of the Warrants are entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company's Own Stock" (EITF 00-19), the Company allocated the consideration paid for the convertible debenture and the warrants as follows:

The warrants were recorded as a liability based on their fair value in the amount of $951,467 at grant date. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months. Changes in the fair value are recorded as interest income or expense, as applicable.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	Convertible Debenture (cont.):

The fair value of the conversion feature of the debentures at grant date, in the amount of $1,951,466 was recorded as a liability.

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

The Company recorded in the years ended June 30, 2006 and 2007, $67,847 and $110,703 respectively as financial expenses in respect to the discount amortization and accrued interest.

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

During the year ended June 30, 2007 37,304,610 of the warrants which were issued on April 3, 2006, were exercised. 15,138,261 warrants were exercised into shares in consideration for $ 1,021,833 (net of cash exercise costs of $113,537), and 22,166,349 warrants were exercised cashless into 9,334,712 shares.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

O.

On May 14, 2007, the Company consummated a private equity placement with a group of investors (the “investors”) for an equity investment. The investors shall invest a minimum of $7,000,000 and up to a maximum of $13,500,000 for shares of the Company's common stock, $.00001 par value at a per share price of $0.0125, and warrants to purchase shares at an exercise price of $0.025 exercisable until five years after the closing date of the agreement.

As of June 30, 2007 the Company issued 625,235,040 shares of the Company’s common stock and issued 625,235,040 warrants to purchase the Company common stock in consideration for $7,751,111 (net of cash issuance costs of $64,320). In addition, the Company received $ 367,969 on account of the shares and warrants.

According to an escrow agreement signed on May 17, 2007, another investor has agreed to pay $5,000,000 in monthly instalments over 10 months starting six months from closing, for 400,000,000 shares and 400,000,000 warrants as part of the investment.

As of June 30, 2007, 100,000,000 warrants were exercised cashless for 73,306,773 shares.

As part of the investment agreement the Company issued 52,363,640 warrants to finders as finders’ fee in connection with introducing the Company to the investors. The warrants are exercisable for five years at an exercise price of $0.0125.

P.

On June 19, 2007, the Company entered into an investor relations agreement with American Capital Ventures Inc., whereby American Capital Ventures Inc. will provide investor relations services for a period of 6 month to the Company in consideration for a monthly retainer and for the issuance of 1,000,000 shares of common stock of the Company. The Company issued the 1,000,000 shares of common stock on July 17, 2007.

Q.
The Company issued 5,677,501 warrants to the investors related to the May 14, 2007 agreement as compensation to investors who delivered the invested amount previous to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $0.0125. The Company recorded the fair value of the warrants as financial expenses in the amount of $651,656. The fair value of these warrants was determined using the Black- Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

R.	Options to employees and consultants:

On September 18, 2006 the Company approved allocation of an additional 15,000,000 of it common stock for the 2005 option plan.

Each option granted under the Plans is exercisable through the expiration date of the Plan unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years with a six month grace period (i.e. vesting equally monthly during the remaining 18 months) unless other vesting schedules are specified. Any options that are cancelled or forfeited before expiration, become available for future grants.

On January 24, 2007 the Company reserved additional 250,000,000 of it common stock for the 2005 option plan.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

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

On September 18, 2006 and October 30, 2006 the Board of Directors approved to grant to two officers a total of 8,500,000 stock options exercisable at a price of $0.022 per share. The fair value for these options at the grant date was $140,678.

On November 9, 2006 and December 27, 2006 the Company granted 6,840,000 options exercisable at a price of $0.019-$0.022 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $113,829.

On January 24, 2007 the Company granted 202,000,000 options exercisable at a price of $0.0175 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $3,045,752

On May 17, 2007 the Company granted 21,500,000 options exercisable at a price of $0.1 per share to the Company’s employees and directors under the 2005 Plan. The fair value for these options at the grant date was $1,933,152.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to employees (cont.):

A summary of the Company’s share option activity (except options to consultants) under the Plans is as follows:

	Year ended June 30,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price

Options outstanding
at beginning of year	15,155,790	$0.032
Options granted	238,840,000	0.025
Options forfeited	(1,998,230)	0.069

Options outstanding
at end of the period	251,997,560	$0.025	9.47	$16,809,944

Options exercisable
at the end of the
period	15,302,978	$0.025	7.84	$1,009,586

Options vested and
expected to vest	240,162,830	$0.025	9.47	$16,019,926

Intrinsic value of exercisable options (the difference between the Company's closing stock price on the last trading day in fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company's stock.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company's outstanding options to employees as of June 30, 2007, have been separated into ranges of exercise prices as follows:

				Weighted
		Exercise		average
	Options for	Price		remaining
	Ordinary	per	Options	contractual
Issuance date	Shares	Share	Exercisable	terms

January 2003- June 2005	2,587,560	$0.022-0.12	2,587,560	3.92
January 2006-March 2006	11,090,000	$0.022-0.1	8,068,750	8.13
September 2006 - October	8,500,000
2006		$0.022	2,937,501	9.31
November 2006 -
December 2006	6,820,000	$0.019-0.022	1,709,167	9.5
January 2007	201,500,000	$0.0175	-	9.58
May 2007	21,500,000	$0.1	-	9.88

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
	Year ended		through
	June 30,		June 30,
	2007	2006	2007

Research and development expenses	$703,445	-	$703,445
General and administrative expenses	1,682,591	-	1,682,591

	$2,386,036	-	$2,386,036

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

On October 18, 2006 the Company granted 750,000 fully vested options to a consultant under the 2005 Plan. The grant date fair value for these options amounts to $14,158. Prepaid expenses in the amount of $4,247 were recorded on June 30, 2007 in respect of the future services, to be provided by the consultant.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to consultants (cont.):

On December 27, 2006 the Company granted 1,000,000 options to a consultant under the 2005 plan. The grant date fair value for these options amounts to $19,264.

On January 24, 2007 the Company granted 10,500,000 options exercisable at a price of $0.0175 per share to the Company’s consultants under the 2005 Plan. The fair value for these options at the grant date was $171,456.

On January 28, 2007 the Company entered into a consulting agreement. According to the agreement the Company granted the consultant 5,000,000 fully vested warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.0125 per share effective upon signing the contract, and 5,000,000 warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.0125 per share, if the contract is renewed beyond the initial six month period and effective on August 1, 2007. All warrants will be exercisable for 3 years. The warrants were granted not under the option Plan.

The fair value for the fully vested options at the grant date was $80,964.

Prepaid expenses in the amount of $13,494 were recorded on June 30, 2007 in respect of the future services, to be provided by the consultant.

On May 17, 2007 the Company granted 9,500,000 options exercisable at a price of $0.1 per share to the Company’s consultants under the 2005 Plan. The fair value for these options at the grant date was $1,255,157.

In addition, on May 17, 2007 the Company granted 4,500,000 options exercisable at a price of $0.1 per share to the Company’s consultant not under the option Plan. 2,500,000 options will be vested on October 2007 and the rest on April 2008. The fair value for these options at the grant date was $338,147.

The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.56- 4.91%, expected dividend yield of 0%, expected volatility of 114%-134%, and a weighted-average contractual life of the options of up to 10 years.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to consultants (cont.):

A summary of the Company’s share option activity related to options to consultants under the Plans is as follows:

	Year ended June 30,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at
beginning of year	1,769,189	$0.071
Options granted	31,250,000	0.054
Options forfeited	(100,000)	0.1

Options outstanding at end
of the period	32,919,189	$0.055	7.38	$1,381,150

Options exercisable at the
end of the period	7,319,196	$0.026	3.49	$531,251
Options vested and expected
to vest	34,364,189	$0.048	6.67	$1,711,530

The Company's outstanding options to consultants as of June 30, 2007, have been separated into ranges of exercise prices as follows:

		Exercise
	Options for	Price		Weighted average
	Ordinary	per	Options	remaining
Issuance date	Shares	Share	Exercisable	contractual terms

December 31, 2003	169,189	$ 0.4	169,189	0.98
October - November, 2005	250,000	$ 0.022-0.13	250,000	0.92
January 17, 2006	1,250,000	$ 0.022-0.1	900,007	8.28
October 18, 2006	750,000	$ 0.022	750,000	3.3
December 27,2006	1,000,000	$ 0.019	250,000	9.5
January 24, 2007	10,500,000	$ 0.0175	-	9.58
January 28, 2007	5,000,000	0.0125	5,000,000	2.58
May 17, 2007	14,000,000	0.1	-	7.63

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to consultants (cont.):

Compensation expenses related to options granted to consultants were recorded to research and development expenses, as follows:

			Period from
			inception
	Year ended		through
	June 30,		June 30,
	2007	2006	2007

Research and development expenses	$669,304	$114,800	$2,129,756
General and administrative expenses	250,534	-	250,534
	$919,838	$114,800	$2,380,290

NOTE 10:- RESEARCH AND DEVELOPMENT COSTS

	Year ended
	June 30,
	2007	2006
Stock-based compensation to employees and consultants	$1,372,749	$114,800
Salaries and employees related costs	803,833	625,728
Subcontractors and consultants	214,687	311,181
Materials and disposal components	281,497	144,765
Other	411,840	285,008
	$3,084,606	$1,481,482

NOTE 11:- GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	June 30,
	2007	2006
Stock-based compensation to employees and consultants	$1,933,125	$-
Salaries and employees related costs	790,728	409,502
Professional services	753,256	474,408
Other	248,675	149,580
	$3,725,784	$1,033,490

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 12:- KNOW HOW WRITE-OFF

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

On May 15, 2007, the Company entered into an Assignment Agreement with the Weizmann Institute of Science, the Technion-Israel Institute of Technology, Shai Marezki (Chief Technology Officer of the Company and a shareholder) and other individual (“Assignors”) to acquire the technology for an innovative stem cell production and the Patent as defined in the exclusive licenses agreement from May 5, 2003. According to the Assignment Agreement, the Assignors have agreed to assign their rights in the Patent in consideration for approximately $2 million in cash (5% of the Company’s value at the assign day). Shai Marezki’s share amounted to $367,969. In addition, the License Agreement shall be terminated and the Company is released from any obligation to pay to the Assignors any future royalties.

The Company expensed the cost of the purchased technology and patent.

On the same date, certain Assignors entered into an investment agreement with the Company for an amount of $794,562 (see Note 9 (o) ).

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 13:-FINANCIAL EXPENSES (INCOME), NET

			For the period
			from
			May 11, 2001
			(date of
			incorporation)
			through
	Year ended June 30,		June 30,
	2007	2006	2007

Foreign currency translation differences	$16,153	$3,126	$39,813
Interest on short-term bank credit and	14,374	5,217	33,214
bank's expenses
Interest accrued on know-how licenses	3,600	18,791	68,572
Interest income on deposits	(39,099)	(42,607)	(110,632)
Deferred issuance expenses amortization	168,227	205,081	604,032
Discount amortization	87,688	17,217	104,905
Interest expenses of debenture	23,015	50,630	73,644
Change in fair value of warrants	(716,214)	(150,000)	(2,696,064)
Income from marketable securities	(32,526)	-	(32,526)
Interest expenses related to warrants	651,696	-	651,696
issued to investors
Expenses of hedging instruments	14,421	-	14,421

	$191,335	$107,455	$(1,248,925)

NOTE 14:-INCOME TAX

A.	Tax laws applicable to the companies:

	1.	The Company is taxed under U.S. tax laws.
	2.	The subsidiary is taxed under the Israeli income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985: ("the law").

According to the law, the subsidiary's results for tax purposes are measured based on the changes in the Israeli CPI.

B.	Tax assessments:
The Company and the subsidiary have not received final tax assessments since its incorporation.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 14:-INCOME TAX (CONT.) –

C.	Tax rates applicable to the Group:

	1.	The subsidiary –

Until December 31, 2003, the regular tax rate applicable to income of the subsidiary was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the "Knesset" (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26%, 2010 and thereafter – 25%.

The above amendment did not have an effect on the subsidiary's financial position and results of operations.

	2.	The Company:

The tax rates applicable to the Company whose place of incorporation is the U.S. are corporate (progressive) tax at the rate of up to 35%, including State tax and Local tax which rates are dependent on the country and city in which the Company will conduct its business.

According to the tax laws applicable to Israeli residents, dividend received from a foreign resident company is subject to tax in Israel at the rate of 25% in the hands of its recipient. According to the tax laws applicable in the U.S., tax at the rate of 30% is withheld and, based on the treaty for the avoidance of double taxation of Israel and the U.S., it may be reduced to either 25% or 12.5% (dependent on the identity of the shareholder). To enjoy the benefits of the tax treaty, certain procedural requirements need to be satisfied.

D.	Carryforward losses for tax purposes

In the year ended June 30, 2007 the main reconciling items from the statutory tax rate of the Company (29%-31%) to the effective tax rate (0%) is carryforward tax losses for which a full valuation allowance was provided.

Carry forward tax losses of the Company total approximately $4,800,000 as of June 30, 2007. According to the tax laws in the U.S., these losses may be gradually carried forward until 2024. Carry-forward tax losses of the subsidiary in Israel, total approximately $4,500,000 as of June 30, 2007. Since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards will not be utilized in the foreseeable future, consequently, a valuation allowance was set against the tax assets arising from these losses.

Utilization of U.S. net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In U.S. Dollars

NOTE 15:-TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Balances with related parties:

	June 30,
	2007	2006

Know-how licensors (included current maturities)	$-	$37,500

Accrued expenses	$(2,727)	$(2,452)

Salary expenses	$188,420	$164,802

These balances and transactions refer to Mr. Meretzki, as a result of the shares issuance during year 2007, he is not considered a related party as of June 30, 2007.

NOTE 16: SUBSEQUENT EVENTS

As of August 29, 2007, an addition amount of $241,600 was received in connection with May 14, 2007 investment agreement.

#    #    #    #

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

Subsequent Events

On June 19, 2007, we entered into an investor relations agreement with American Capital Ventures Inc., whereby American Capital Ventures Inc. will provide investor relations services to our company in consideration for a monthly retainer and for the issuance of 1,000,000 shares of common stock of our company. We issued the 1,000,000 shares of common stock on July 17, 2007 to American Capital Ventures Inc. relying on Rule 506 of Regulation D promulgated under the 1933 Act.

On July 12, 2007, we entered into an investor relations agreement with CEOcast, Inc., whereby CEOcast, Inc. will provide investor relations services to our company in consideration for monthly retainer and for the issuance of 1,000,000 shares of common stock of our company. The Board of Directors has approved the grant on August 29, 2007, We did not yet issue the 1,000,000 shares of common stock yet to CEOcast, Inc. We intend to issue the shares of common stock relying on Rule 506 of Regulation D promulgated under the 1933 Act.

On August 1, 2007, the board increased the salary of Zami Aberman, our Chief Executive Officer and President, to $20,000 per month.

On August 29, 2007, our board of directors increased the number of options available under our 2005 stock option plan by 100,000,000 shares to total 380,000,000 options total.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

As at June 30, 2007 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Chief Executive Officer, President and Director	54	September 26, 2005 November 21, 2005
Yaky Yanay	Chief Financial Officer, Secretary	36	November 1, 2006
Ora Burger	Vice President, Development	40	October 26, 2005
Dr. Shai Meretizki	Chief Technology Officer	39	October 17, 2004
Doron Shorrer	Director	54	October 2, 2003
Hava Meretzki	Director	39	October 2, 2003
Isaac Braun	Director	54	July 6, 2005
Israel Ben-Yoram	Director	44	January 26, 2005
Mark Germain	Director	57	May 17, 2007

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

Yaky Yanay

Mr. Yanay was appointed as our Chief Financial Officer and Secretary on November 1, 2006.

Prior to joining Pluristem, Mr. Yanay was the Chief Financial Officer of Elbit Vision System Ltd (EVSNF.OB) a company engaged in automatic optical inspection. Mr. Yanay served as a manager of audit groups of the technology sector at Ernst &Young Israel from 1999 to 2002. He served in the Israeli Ministry of Foreign Affairs from 1993 to 1999. Mr. Yanay holds a bachelor’s degree with an honour in business administration and accounting from the college of management studies in Rishon Le Zion, Israel and is a Certified Public Accountant in Israel.

Dr. Ora Burger

Dr. Burger was appointed as our Vice President, Development on October 26, 2005. Dr. Burger was recruited to Pluristem in 2003 to promote the research of hemapoietic stem cells (HSC) growing and expanding in a physiological like microenvironment 3-D culture in our company' novel PluriX(TM) bioreactor. She was subsequently promoted to manage turnkey projects in research and development - specifically the production of transplantable HSC using a 3-D biodegradable scaffolding platform in the PluriX(TM) bioreactor. This project is cosponsored by the Chief Scientist of the Israeli Ministry of Industry and Trade under the most prestigious “Magneton” grant program directed toward facilitating technology transfer to the forefront of innovation from the University to leading high-technology and biotechnology companies.

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

Mark Germain

Mr. Germain was appointed as Co-Chairman of the Board of Directors on May 17, 2007. Mr. Germain is the Managing Director of The Olmsted Group, LLC, a merchant bank serving primarily the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the Board of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, mergers and acquisitions and financings. He graduated New York University School of Law in 1975, Order of the Coif, and practiced corporate and securities law before leaving for the private sector in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company sold in 1991. Among the public biotech companies Mr. Germain is a director of Wellford Real Properties, Inc. and chairman of its audit committee and a director of Stem Cell Innovations, Inc.. On May 17, 2007,

Significant Employees

We currently do not have any significant employees aside from our directors and officers.

Family Relationships

Shai Meretzki, the founder and chief technology officer of our wholly owned subsidiary, Pluristem, Ltd. and Hava Meretzki, one of our directors, are husband and wife.

Audit Committee and Audit Committee Financial Expert

On October 2, 2003, our board of directors created an audit committee and adopted an audit committee charter. On July 6, 2005 we appointed Hava Meretzki, Israel Ben-Yoram and Isaac Braun as members of our Audit Committee. However, our board of directors has determined that we do not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Mr. Israel Ben-Yoram and Mr. Isaac Braun are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Ms. Hava Meretzki is not considered independent as she is married to our former Chief Executive Officer and the founder and chief technology officer of our wholly owned subsidiary, Pluristem, Ltd., Dr. Shai Meretzki. We believe that the members of our audit committee are collectively capable of analysing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the fiscal year 2007, the audit committee met a total of 6 times.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report for the year ended June 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Life Systems Inc. c/o Clark Wilson LLP, Suite 800 – 885 West Georgia Street, Vancouver, British Columbia, V6C 3H1.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Yaky Yanay(1)(2)	2	3	Nil
Mark Germain(1)	1	1	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.
(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Initial Statement of Beneficial Ownership of Securities.

Item 10. Executive Compensation.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2007:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2007; and,

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Zami Aberman(1) Chief Executive Officer	2007	181,619	223,742	56,000,000	853,202	Nil	Nil	Nil	1,258,563
Yaky Yanay(2) Chief Financial Officer	2007	93,389	103,555	12,500,000	192,156	Nil	Nil	50,000	439,100
Yossi Keret(3) former Chief Financial Officer	2007	40,566	Nil	Nil	Nil	Nil	Nil	Nil	40,566
Shai Meretzki (4) Chief Technology Officer, Pluristem, Ltd.	2007	188,240	Nil	10,250,000	154,937	Nil	Nil	250,000	593,177

(1)	Zami Aberman has served as our Chief Executive Officer since September 26, 2005.

(2)

Yaky Yanay has served as our Chief Financial Officer since November 1, 2006. On May 14, 2007 Mr. Yanay participated in the equity investment, and received 4,000,000 shares and 4,000,000 options, vested immediately, exercisable at $0.025 per share for five years.

(3)	Mr. Keret served as our Chief Financial Officer from May 30, 2004 to October 16, 2006.

(4)

Mr. Meretzki has served as our Chief Technology Officer since September 26, 2005. On May 14, 2007 Mr. Meretzki participated in the equity investment, and received 20,000,000 shares and 20,000,000 options, vested immediately, exercisable at $0.025 per share for five years.

(5)

The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 2(i) in our financial statements filed under Item 8 of this Annual Report on Form 10K-SB.

There are no written employment or consulting agreements between our company and any of our directors and executive officers, except for the following:

(a)

a consulting agreement dated September 26, 2005 with Zami Aberman, under which Mr. Aberman is paid an equivalent of US$13,000 per month in New Israeli Shekels at the then current exchange rate plus Value Added Tax; On September 18, 2006, the Board of Directors approved an update of Mr. Aberman consulting agreement as follows: From September 2006, the monthly payments will be in the amount of $15,000 + VAT. The Dollar rate will be not less then 4.35 Dollar per NIS .

(b)	an agreement with Yaky Yanay dated November 1, 2006, under which Mr. Yanay is paid 35,500 New Israeli

Shekels per month (US$8,355 at a conversion rate of 4.249 NIS to the $US). Mr. Yanay is provided with a cellular phone and a company car pursuant to the terms of his agreement.

(c)

a consulting agreement dated November 24, 2005 with Meretzki Consulting Ltd., a company incorporated under the laws of the state of Israel and wholly owned by Dr. Shai Meretzki, under which Meretzki Consulting Ltd. is paid a monthly retainer of 60,000 New Israeli Shekels ($14,121 USD at current exchange rate) plus Value Added Tax. Dr. Shai Meretzki is provided with a cellular phone and a company car pursuant to the terms of the consulting agreement.

(d)

an agreement with Yossi Keret dated March 28, 2004, under which Mr. Keret is paid 35,500 New Israeli Shekels per month (US$8,355 at a conversion rate of 4.249 NIS to the $US). This agreement terminated upon the resignation of Mr. Keret as our Chief Financial Officer;

Arrangements and plans to provide pension, retirement or similar benefits for directors or executive officers will be decided upon by the compensation committee. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that we have agreed to pay Mr. Aberman two (2%) percent and to Mr. Yanay up to 1.4% of any financings we conduct through August 2007. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer, except Dr. Shai Meretzki, whose termination provisions provide for 6 months’ payment on termination, which at current salary would total approximately $120,000. Additionally, Mr. Aberman’s stock options fully vest upon a change of control.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Option Grants

The closing balance of stock options, stock that has not vested and stock through equity incentive plan for our named executive officers for the year ended June 30, 2007, is set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zami Aberman	20,395,833	40,104,167	Nil	0.0175- 0.022	1/2016-1/2017	Nil	Nil	Nil	Nil
Yaky Yanay	4,062,502	8,437,498	Nil	0.0175- 0.02	9/2016-1/2017	Nil	Nil	Nil	Nil
Shai Meretzki	4,638,670	7,562,500	Nil	0.0175- 0.022	1/2013-1/2017	Nil	Nil	Nil	Nil
Doron Shorrer	3,315,749	9,535,421	Nil	0.0175- 0.1	5/2013-5/2017	Nil	Nil	Nil	Nil
Hava Meretzki	3,044,627	5,493,750	Nil	0.0175- 0.022	5/2013-1/2017	Nil	Nil	Nil	Nil
Isaac Braun	2,790,844	5,493,750	Nil	0.0175- 0.022	5/2013-1/2017	Nil	Nil	Nil	Nil
Israel Ben- Yoram	2,861,339	5,493,750	Nil	0.0175- 0.022	5/2013-1/2017	Nil	Nil	Nil	Nil
Mark Germain	14,583,333	35,416,667	Nil	0.0175	1/2017	Nil	Nil	Nil	Nil

Aggregated Option/Exercises in Last Fiscal Year and 2007 Fiscal Year End Option/Values

During the fiscal year ended June 30, 2007, no stock options were exercised by our named executive officers.

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

On February 15, 2005 we granted 70,495 options to Mendi Ze'evi, our former director and chief executive officer, exercisable at a price of $0.30 per share until February 15, 2008. On January and June 2005 we granted 239,683 to two of our directors, exercisable at a price of $0.12 per share until May 1, 2013. Until June 30, 2007, several of our employees left our company and 1,493,645 options expired and were returned to the option pool.

On October 1, 2005 our company granted 100,000 options to a consultant, the options are vested 25% on issue and 25% every 4 months thereafter, exercisable for 2 years at an exercise price of $0.13 per share.

On November 11, 2005 our company granted 150,000 options to a consultant, the options are exercisable for 3 years.

On June 30, 2007, there were 1,093,251 of our common stock still available for future grant under the 2003 Stock Option Plan.

On November 21, 2005, we adopted our 2005 Stock Option Plan, under which options to purchase up to 15,000,000 shares of our common stock can be granted to our directors, officers, employees and consultants.

We granted a total of 12,940,000 options on January and March 2006 at an exercise price of $0.10, expiring on January and March 2016, to directors, officers, employees and consultants. On January 24, 2007 we amended our 2005 Stock Option Plan reserving a total of 280,000,000 shares of our common stock.

On September 18, 2006 and October 30, 2006 our Board of Directors approved to grant to two officers 8,500,000 stock options exercisable at a price of $0.022 per share. The options have a two years vesting period with six months grace period (i.e. vesting equally monthly during the remaining 18 months).

On October 18, 2006 we granted 750,000 options to a consultant, the options are exercisable for four years at a price of $0.022.

On October 30, 2006 our Board of Directors decided to reduce the exercise price of the options that were granted to our company's employees, directors and consultants from $ 0.1 to $ 0.022.

On November 9, 2006 and December 27, 2006 we granted 7,840,000 options exercisable at a price of $0.019 -$0.022 per share to our company’s employees, directors and consultants under the 2005 Plan.

On January 24, 2007 we granted 212,500,000 options exercisable at a price of $0.0175 per share to our company’s employees, directors and consultants under the 2005 Plan.

On January 28, 2007 our company entered into a consulting agreement. According to which, we granted the consultant 5,000,000 warrants to purchase 5,000,000 shares of our Company’s common stock at an exercise price of $0.0125 per share effective upon signing the contract, and 5,000,000 warrants to purchase 5,000,000 shares of our company’s common stock at an exercise price of $0.0125 per share, if the contract is renewed beyond the initial six month period and effective on August 1, 2007. All warrants will be exercisable for 3 years. The warrants were granted not under the option Plan.

On May 17, 2007 we granted 31,000,000 options exercisable at a price of $0.1 per share to our company’s employees, directors and consultants under the 2005 Plan.

In addition, on May 17, 2007 we granted 4,500,000 options exercisable at a price of $0.1 per share to our company’s consultant not under the option Plan. 2,500,000 options will be vested on October 2007 and the rest on April 2008.

Until June 30, 2007, several of our employees left our company and 1,120,000 options expired and were returned to the option pool.

On June 30, 2007, there were 7,590,000 of our common stock still available for future grant under the 2005 Stock Option Plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings and on April 15, 2004, we approved of the following compensation for directors: annual compensation of $8,400 plus applicable taxes; meeting participation fees of $750 plus taxes; and for meeting participation by telephone, $350. On February 7, 2007 the Board of Directors approved to raise the annual Director fee to $10,000. During the fiscal year ended June 30, 2007 we paid a total of $130,922 to directors as compensation.

On March 5, 2007 the Board of Directors approved to accelerate vesting of directors’ stock options in the following circumstances: Termination of a director’s position by the shareholders: acceleration of 100% of any unvested options. Termination of a director’s position by resignation: acceleration of 50% of any unvested options.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended June 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Zami Aberman (2)	19,624	56,000,000	853,202	Nil	Nil	Nil	872,826
Mark Germain (1)	36,452	50,000,000	753,900	Nil	Nil	Nil	790,352
Doron Shorrer	17,424	11,600,000	474,790	Nil	Nil	Nil	492,214
Hava Meretzki	18,174	7,600,000	115,134	Nil	Nil	Nil	133,308
Isaac Braun	19,624	7,600,000	115,134	Nil	Nil	Nil	134,758
Israel Ben-Yoram	19,624	7,600,000	115,134	Nil	Nil	Nil	134,758

(1) Mr. Germain is entitled to a consulting fee of $10,000 per month, as of March 11, 2007.

(2) including fees for serving as chairman of the Board of Directors, and options for serving as chairman of the Board and as the President and CEO of the Company .

(3) The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 2(i) in our financial statements filed under Item 8 of this Annual Report on Form 10K-SB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth, as of June 30, 2007, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class*
Common Shares	Zami Aberman Chief Executive Officer, Chairman of the Board, President and Director 63 Rabutzky Street Raanana, Israel	25,268,000 (2)	2.1%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class*
Common Shares	Shai Meretzki Chief Technology Officer of Pluristem, Ltd. 38 Raul Wallenberg Haifa, Israel	52,730,670(3)	4.5%
Common Shares	Hava Meretzki Director 38 Raul Wallenberg Haifa, Israel	3,336,000(4)	*
Common Shares	Doron Shorrer Director 33 Koreh Hadorot Street Jerusalem, Israel	3,506,000(5)	*
Common Shares	Israel Ben-Yoram Director 24 Barkan Street Rishon Lezion, Israel	3,491,089(6)	*
Common Shares	Isaac Braun Director 9 Zeharia Street, POB 402 Bene Barak, Israel	3,420,594(7)	*
Common Shares	Mark Germain Director Wellsford Real Properties Inc. 535 Madison Avenue, New York, New York 10022	18,000,000(8)	1.5%
Common Shares	Yaky Yanay Chief Financial Officer Argaman 14 Shimshit Israel	11,700,000(9)	1%
Common Shares	Ora Burger Vice President, Development 5 Bulchin St. Haifa 32882 Israel	3,883,838(10)	*
Common Shares	Jonathan Honig 4263 NW 61st Lane Boca Raton, FL 33496	70,042,918	6%
Common Shares	Barry C. Honig 595 South Federal Highway, Suite 600, Boca Raton, FL 33432	87,490,695	7.5%
Common Shares	Ronald I Heller 74 Farview Road Tenafly, NJ 07670	56,000,000	5%
Common Shares	Wood River Trust 1007 Orange St., Suite 1410 Nemours Building Wilmington, Delaware, 19801	173,306,773(11)	15%
Common Shares	Directors and Officers (as a group)	125,336,191(12)	10%

* is indicated for amounts less than 1%

(1) Based on 1,156,195,593 shares of common stock issued and outstanding as of August 28, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Mr. Aberman was granted 4,500,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% on after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On October 30, 2006 he was granted another 6,000,000 options exercisable at $0.02 per share until October 30, 2016 and on January 24, 2007 50,000,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. The number 25,268,000 includes all options to be vested to and including October 31, 2007.

(3) 4,802,000 of which are registered under the name of A.R.Y. Holdings Ltd., which are owned and controlled by Dr. Shai Meretzki. 451,170 of which are options to purchase shares of common stock granted on December 30, 2003 that are currently exercisable or exercisable within 60 days. 2,400,000 of which were granted in connection with the issuance of Notice of Allowance by the United States Patent Office for our patent application number 09/890,401. Dr. Meretzki was granted 1,500,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 2006, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 he was granted another 250,000 options exercisable at $0.019 per share for ten years, and on January 24, 2007 10,000,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. On May 14, 2007 Mr. Meretzki participated in the equity investment, and received 20,000,000 shares and 20,000,000 options, vested immediately, exercisable at $0.025 per share for five years. The number 52,730,670 includes all options to be vested to and including October 31, 2007.

(4) Representing 338,377 options to purchase shares of our common stock granted on December 30, 2003. On January 17, 2006 Ms. Meretzki was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 she was granted another 350,000 options exercisable at $0.019 per share for ten years, and on January 24, 2007 7,250,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. The number 3,336,000 includes all options to be vested to and including October 31, 2007.

(5) Representing 451,170 options to purchase shares of our common stock granted on December 30, 2003 and on January 17, 2006 Mr. Shorrer was granted 800,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 he was granted another 350,000 options exercisable at $0.019 per share for ten years, and on January 24, 2007 7,250,000 more options at an exercisable price of $0.0175 until January 23, 2017. In addition, on May 17, 2007 4,000,000 options were granted to him at an exercisable price of $0.1 until May 16, 2017. The options vest according to the mentioned above. The number 3,506,000 includes all options to be vested to and including October 31, 2007.

(6) Representing 155,089 options to purchase shares of our common stock granted June 22, 2005. On January 17, 2006 Mr. Ben-Yoram was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 he was granted another 350,000 options exercisable at $0.019 per share for ten years, and on January 24, 2007 7,250,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. The number 3,491,089 includes all options to be vested to and including October 31, 2007.

(7) Includes warrants exercisable into 84,594 shares of our common stock granted on January 26, 2005. On January 17, 2006 Mr. Braun was granted 600,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 he was granted another 350,000 options exercisable at $0.019 per share for ten years, and on January 24,

2007 7,250,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. The number 3,420,594 includes all options to be vested to and including October 31, 2007.

(8) On January 24, 2007 Mr. Germain was granted 50,000,000 options at an exercisable price of $0.0175 until January 23, 2017. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. The number 18,500,000 includes all options to be vested to and including October 31, 2007.

(9) On September 18, 2006 Mr. Yanay was granted 2,500,000 options exercisable at $0.02 per share until September 17, 2016, and on January 24, 2007 10,000,000 more options at an exercisable price of $0.0175 until January 23, 2017. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On May 14, 2007 Mr. Yanay participated in the equity investment, and received 4,000,000 shares and 4,000,000 options, vested immediately, exercisable at $0.025 per share for five years. The number 11,700,000 includes all options and warrants to be vested to and including October 31, 2007.

(10) Representing 33,838 options to purchase shares of our common stock granted on December 30, 2003. On January 17, 2006 Ms. Burger was granted 1,000,000 options to purchase shares of common stock pursuant to our 2005 Stock Option Plan, exercisable at $0.10 per share until January 16, 2016. These options vest as follows: 25% after 6 months, 4% on the 7 month and each successive month anniversary to and including the 23 month anniversary and the balance on the 24 month anniversary. On December 27, 2006 she was granted another 1,000,000 options exercisable at $0.019 per share for ten years, and on January 24, 2007 7,000,000 more options at an exercisable price of $0.0175 until January 23, 2017. The options vest according to the mentioned above. The number 2,590,000 includes all options to be vested to and including October 31, 2007.

(11) The information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by the beneficial owner. Michael C. Doyle is the Trustee of Wood River Trust. Mr. Doyle and Wood River Trust share the voting and dispositive power over the 173,306,773 shares.

(12) The number includes a total of 94,131,191 options and warrants to be vested to and including October 31, 2007.

Changes in Control.

Other than as stated below, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended June 30, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Dr. Shai Meretzki was a signatory of the License Agreement with the Weizmann Institute of Science and the Technion-Israel Institute of Technology because he was an inventor of the technology listed in the License Agreement. He is also a signatory of the assignment agreements that we entered into on May 22, 2007. Dr. Meretzki received $367,969 pursuant to the assignment agreements in exchange for the assignment to us of all of his rights to the stem cell technology. Dr. Meretzki is our former Chief Executive Officer and an affiliate of our company through his indirect acquisition of shares of our common stock. He is also the founder and Chief Technology Officer of our subsidiary, Pluristem, Ltd. The amount of consideration received by Dr. Meretzki was determined as a result of arm’s length negotiation and represents the value that management believes would have resulted from negotiations with a non-affiliate for the same assignment of rights.

The promoters of our company are our directors and officers.

PART IV

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 10, 2001).

3.4	Amended By-laws (incorporated by reference from our Current Report on Form 8-K filed January 22, 2007)

(4)	Instruments Defining the Rights of Security Holders

4.1	2003 Stock Option Plan (incorporated by reference from our registration statement on Form S-8 filed on December 29, 2003).

4.2	2005 Stock Option Plan (incorporated by reference from our quarterly report on Form 10-QSB filed on February 9, 2006).

(10)	Material Contracts

10.1	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference from our Current Report on Form 8-K filed May 6, 2003).

10.2	Consulting Agreement dated April 1, 2005 with Biological Industries, Ltd. (incorporated by reference from our current report on Form 8-K filed on November 1, 2005).

10.3	Consulting Agreement dated September 26, 2005 with Zami Aberman (incorporated by reference from our quarterly report on Form 10-QSB filed February 9, 2006).

10.4	Consulting Agreement dated November 24, 2005 with Meretzki Consulting Ltd. (incorporated by reference from our quarterly report on Form 10-QSB filed February 9, 2006).

10.5	Form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K filed on January 19, 2006).

10.6

Form of Securities Purchase Agreement between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures, listed below exhibit (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.7

Form of Debenture between our company and each of the investors who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.8

Form of Warrant between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.9

Form of Registration Rights Agreement between our company and each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.10

Form of Security Interest Agreement between our company, each investor who participated in the Private Placement issuance of the Senior Secured Convertible Debentures and Krieger & Prager, LLP (incorporated by reference from our current report on Form 8-K filed on April 5, 2006).

10.11

Agreement dated February 28, 2006 between our company and Mr. Ernest Muller in respect of the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our quarterly report on Form 10-QSB filed on May 4, 2006).

10.12

Form of Agreement dated April 28, 2006, between our company and Zegal & Ross Capital, Tayside Trading, Levi Israel LLC and EDA Capital in respect of the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our quarterly report on Form 10-QSB filed on May 4, 2006).

10.13

Agreement dated April 3, 2006, between our company and Yokim Asset Management Corp. in respect of the Private Placement issuance of the Senior Secured Convertible Debentures (incorporated by reference from our quarterly report on Form 10-QSB filed on May 4, 2006).

10.14	Agreement dated May 22, 2006, between our company and Dutton Associates Independent Research (incorporated by reference from our current report on Form 8-K filed on June 20, 2006).

10.15	Media Relations Campaign Agreement dated June 1, 2006 between our company and Emerson Gerard Associations, Inc. (incorporated by reference from our current report on Form 8-K filed on June 20, 2006).

10.16	Consulting Agreement dated June 15, 2006 between our company and Biologics Consulting Group, Inc. (incorporated by reference from our current report on Form 8-K filed on June 26, 2006).

14.	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (incorporated by reference from our annual report on Form 10-KSB filed on September 23, 2005).

(21)	Subsidiaries

Pluristem, Ltd., an Israeli company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yaky Yanay.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007, for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending September 30, 2006, December 31, 2006 and March 31, 2007 were $40,000.

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

Audit Related Fees

None

We do not use Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to provide compliance-outsourcing services.

Tax Fees

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in the year ended June 30, 2007 for the professional services rendered for tax related matters were $10,000.

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in the year ended June 30, 2006 for the professional services rendered for tax related matters were $26,000.

Other Fees – Application to Chief Scientist of Israel

The aggregate fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for the application to the Chief Scientist of Israel were $44,851. Other services in 2006 included assistance in submitting an application to the Office of the Chief Scientist of Israel. In 2006 other services included assistance in submitting an application to the Office of the Chief Scientist of Israel.

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

Pluristem Life Systems Inc.

By: /s/ Zami Aberman
(Zami Aberman, Chief Executive Officer,
Principal Executive Officer)

Date: September 4, 2007

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Co. Chairman of the Board and Director
Dated: September 4, 2007

By: /s/Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 4, 2007

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 4, 2007

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 4, 2007

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 4, 2007

By: /s/ Israel Ben-Yoram
Israel - Israel Ben-Yoram, Director
Dated: September 4, 2007

By: /s/ Mark Germain
Mark Germain, Co. Chairman of the Board and Director
Dated: September 4, 2007