Form 10QSB
period 2007-09-30
PLURISTEM LIFE SYSTEMS INC
filed 2007-11-14
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001-31392

PLURISTEM LIFE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905
(Address of principal executive offices)

+972-74-710-7171
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,244,109,853 common shares issued and outstanding as of October 24, 2007

Transitional Small Business Disclosure Format (Check one):     Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended September 30, 2007

IN THOUSANDS U.S. DOLLARS

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2007

IN THOUSANDS U.S. DOLLARS

INDEX

Page

Consolidated Balance Sheet	2-3
Consolidated Statements of Operations	4
Statements of changes in Stockholders’ Equity (Deficiency)	5-12
Consolidated Statements of Cash Flows	13-14
Notes to Consolidated Financial Statements	15-30

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

In thousands U.S. Dollars

September 30,
2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$562
Marketable securities	3,693
Prepaid expenses	253
Accounts receivable from the OCS	733
Other accounts receivables	429
Total current assets	5,670

LONG-TERM ASSETS:

Long-term restricted deposit	124
Severance pay fund	102
Property and equipment, net	611
Total long-term assets	837

Total assets	$6,507

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

In thousands U.S. Dollars

September 30,
2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$532
Accrued expenses	106
Other accounts payable	177
Total current liabilities	815

LONG-TERM LIABILITIES

Long-term loan	36
Accrued severance pay	120
156
STOCKHOLDERS’ EQUITY

Share capital:
Common stock $0.00001 par value: Authorized: 1,400,000,000 shares Issued and Outstanding: 1,244,109,853 shares	12
Additional paid-in capital	23,406
Other comprehensive loss	(84)
Deficit accumulated during the development stage	(17,798)
5,536

$6,507

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
In thousands U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (Inception) through September 30,
	2007	2006	2007

Research and development costs	$1,246	$393	$8,534
Less participation by the Office of the Chief Scientist	(409)	(3)	(1,324)
Research and development costs, net	837	390	7,210
General and administrative expenses	1,557	406	9,477
Know how write-off	-	-	2,474

	2,394	796	19,161

Financial income, net	114	512	1,363

Net loss for the period	2,280	$284	$17,798

Basic and diluted net loss per share	$(0.002)	$(0.004)

Weighted average number of shares used in computing basic and diluted net loss per share:	1,158,912,570	69,160,410

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except shares data)

							Deficit
							Accumulated	Total
				Additional		Receipts	during the	Stockholders’
	Common Stock			paid-in		On account	Development	Equity
	Shares	Amount		Capital		of shares	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	35,000,000	$1		$2		$-	$-	$3

Balance as of June 30, 2001	35,000,000	1		2		-	-	3
Net loss	-	-		-		-	(78)	(78)

Balance as of June 30, 2002	35,000,000	1		2		-	(78)	(75)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17	14,133,000	(*	)	83		-	-	83
Forgiveness of debt	-	-		12		-	-	12
Stocks cancelled on March 19, 2003	(27,300,000)	(*	)	(*	)	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56	-	-		-		933	-	933
Net loss	-	-		-		-	(463)	(463)

Balance as of June 30, 2003	21,833,000	$1		$97		$933	$(541)	$490

(*) Less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

						Deficit
						accumulated	Total
				Additional	Receipts	During the	Shareholders’
	Common Stock			paid-in	on account	development	Equity
	Shares	Amount		Capital	of shares	stage	(Deficiency)

Balance as of July 1, 2003	21,833,000	$1		$97	$933	$(541)	$490

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70	725,483	(*	)	1,236	(933)	-	303

Issuance of common stock on January 20, 2004	3,000,000	(*	)	-	-	-	(*	)
Issuance of warrants on January 20, 2004 for finder’s fee	-	-		192	-	-	192
Common stock granted to consultants on February 11, 2004	1,000,000	(*	)	800	-	-	800
Stock based compensation related to warrants granted to consultants on December 31, 2003	-	-		358	-	-	358
Exercise of warrants on
April 19, 2004	300,000	(*	)	225	-	-	225

Net loss for the year	-	-		-	-	(2,011)	(2,011)

Balance as of June 30, 2004	26,858,483	$1		$2,908	$-	$(2,552)	$357

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

					Deficit
					accumulated	Total
				Additional	During the	Shareholders’
	Common Stock			paid-in	development	Equity
	Shares	Amount		capital	stage	(Deficiency)

Balance as of July 1, 2004	26,858,483	$1		$2,908	$(2,552)	$357

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-	-		162	-	162

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $29	3,250,000	(*	)	296	-	296
Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net of issuance costs of $5	4,300,000	(*	)	425	-	425

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	7,000,000	(*	)	-	-	(*	)
Issuance of common stock and options on February 15, 2005 to former director of the Company	50,000	(*	)	14	-	14

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	5,000,000	(*	)	-	-	(*	)

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

						Deficit
						accumulated	Total
				Additional		During the	Shareholders’
	Common Stock			paid-in		development	Equity
	Shares	Amount		capital		stage	(Deficiency)

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-		144		-	144

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24	12,000,000	(*	)	1,176		-	1,176

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	1,845,000	(*	)	(*	)	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6	750,000	(*	)	69		-	69

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	2,400,000	(*	)	696		-	696

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	200,000	(*	)	20		-	20

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

					Deficit
					accumulated	Total
				Additional	during the	Shareholders’
	Common Stock			paid-in	development	Equity
	Shares	Amount		capital	stage	(Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178	-	-		542	-	542

Net loss for the year	-	-		-	(2,098)	(2,098)

Balance as of June 30, 2005	63,653,483	1		6,452	(4,650)	1,803

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	80,000	(*	)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005
Agreement	10,000	(*	)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF
00-19	-	-		(8)	-	(8)

Net loss for the year	-	-		-	(2,439)	(2,439)

Balance as of June 30, 2006	63,743,483	$1		$6,444	$(7,089)	$(644)

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

							Deficit
							Accumulated		Total
				Additional	Receipts	Other	During the	Total	Shareholders’
	Common Stock			paid-in	on account	comprehensive	Development	Comprehensive	Equity
	Shares	Amount		Capital	of shares	loss	stage	loss	loss
Balance as of July 1, 2006	63,743,483	$1		$6,444	$-	$-	$(7,089)	$-	$(644)
Conversion of convertible debenture, net of issuance costs of $440	203,952,201	2		1,785	-	-	-	-	1,787
Classification of a liability in respect of warrants	-	-		360	-	-	-	-	360
Classification of deferred issuance expenses	-	-		(379)	-	-	-	-	(379)

Classification of a liability in respect of options granted to consultants	-	-		116	-	-	-	-	116

Compensation related to options granted to employees	-	-		2,386	-	-	-	-	2,386

Compensation related to options granted to Consultants	-	-		938	-	-	-	-	938
Exercise of warrants related to the April 3, 2006 agreement	15,138,261	(*	)	1,022	-	-	-	-	1,022

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

								Deficit
								Accumulated		Total
				Additional		Receipts	Other	During the	Total	Shareholders’
	Common Stock			paid-in		on account	comprehensive	Development	Comprehensive	Equity
	Shares	Amount		Capital		of shares	loss	stage	loss	loss
Cashless exercise of warrants related to the April 3, 2006 agreement	9,334,712	(*	)	(*	)	-	-	-	-	-
Issuance of common stock on May and June 2007 related to the May 14, 2007 agreement, net of issuance costs of $64	625,235,040	6		7,745		-	-	-	-	7,751
Receipts on account of shares	-	-		-		368	-	-	-	368
Cashless exercise of warrants related to the May 14, 2007 issuance	73,306,773	1		(1)		-	-	-	-	-
Issuance of warrants to the investors related to the May 14, 2007 agreement	-	-		651		-	-	-	-	651
Unrealizd loss on available for sale securities	-	-		-		-	(30)	-	(30)	(30)
Net loss for the year	-	-		-		-	-	(8,429)	-	(8,429)
Balance as of June 30, 2007	990,710,470	$10		$21,067		$368	$(30)	$(15,518)	$(30)	$5,897

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
In thousands U.S. Dollars (except share and per share data)

							Deficit
							Accumulated		Total
				Additional	Receipts	Other	During the	Total	Shareholders’
	Common Stock			paid-in	on account	comprehensive	Development	Comprehensive	Equity
	Shares	Amount		Capital	of shares	loss	stage	loss	loss
Balance as of July 1, 2007	990,710,470	$10		$21,067	$368	$(30)	$(15,518)	$(30)	$5,897
Issuance of common stock related to investors relation agreement	2,000,000	(*	)	71	-	-	-	-	71
Issuance of common stock related to the May 14, 2007 agreement	54,765,000	(*	)	684	(368)	-	-	-	316
Cashless exercise of warrants related to the May 14, 2007 issuance	196,634,383	2		(2)	-	-	-	-	-
Compensation related to options granted to employees	-	-		1,268	-	-	-	-	1,268
Compensation related to options granted to Consultants	-	-		318	-	-	-	-	318
Unrealized loss on available for sale securities	-	-		-	-	(54)	-	(54)	(54)
Net loss for the period	-	-		-	-	-	(2,280)	-	(2,280)
Balance as of September 30, 2007	1,244,109,853	$12		$23,406	$-	$(84)	$(17,798)	$(84)	$5,536

(*) Less than one thousand dollars

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,280)	$(284)	$(17,798)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	11	264
Capital gain	-	-	4
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	137	604
Stock-based compensation to employees	1,268	148	3,654
Stock-based compensation to consultants	336	39	1,924
Shares compensation to consultants	71	-	863
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in accounts receivable	(577)	48	(1,151)
Decrease (increase) in prepaid expenses	(211)	20	(163)
Increase (decrease) in trade payables	167	(176)	522
Increase (decrease) in other accounts payable and accrued expenses	(91)	2	(205)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	-		(2)
Change in fair value of liability in respect of warrants	-	(656)	(2,696)
Fair value of warrants granted to investors	-	-	652
Amortization of discount and accrued interest on convertible debentures	-	63	128
Amortization of discount and accrued interest on marketable securities	11	-	6
Accrued severance pay, net	2	2	18
Net cash used in operating activities	(1,283)	(646)	(10,133)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	32
Purchase of property and equipment	(164)	(4)	(697)
Proceed from sale of property and equipment	-	-	29
Purchase of long-term restricted lease deposit	(2)	(23)	(126)
Repayment of long-term restricted lease deposit	-	-	20
Purchase of marketable securities	-	-	(3,784)
Purchase of know-how	-	-	(2,062)
Net cash used in investing activities	(166)	(27)	(6,588)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands U.S. Dollars

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2007	2006	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	316	-	13,121
Issuance of warrants	-	-	1,246
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Purchase of long-term loan	43	-	43
Repayment of long-term loan	(1)	-	(1)
Net cash provided by financing activities	358	-	17,283

Increase (decrease) in cash and cash equivalents	(1,091)	(673)	562
Cash and cash equivalents at the beginning of the period	1,653	2,374	-
Cash and cash equivalents at the end of the period	$562	$1,701	$562

Non-cash investing and financing information:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Decrease in fair value of marketable securities	$54	$-	$84
Conversion of convertible debenture	$-	$255	$2,227
Issuance of common stock as a result of cash less exercise of warrants	$2	$-	$3

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash
equivalents)			$(427)
Long-term restricted lease deposit			19
Property and equipment			130
In-process research and development write-off			246

			$(32)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 1:-GENERAL

A.
Pluristem Life Systems, Inc. ("the Company"), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the subsidiary”) that was incorporated under the laws of Israel.

B.
The Company is devoting substantially all of its efforts towards conducting research and development of Mesenchymal stem cell production technology and the commercialization of cell therapy products. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $17,798 through September 30, 2007 and incurred net loss of $2,280 and negative cash flow from operating activities in the amount of $ 1,283 for the three months ended September 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

C.
The Company’s shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, the Company’s shares also began trading on Europe's Frankfurt Stock Exchange, under the symbol PJT. In September of 2007, the Company applied to list its shares on the Nasdaq Capital Market.

D.
The accompanying unaudited interim consolidated financial statements of the Company have been prepared as of September 30, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-K for the year ended June 30, 2007.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

1.	The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2007 are applied consistently in these consolidated financial statements.

Effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. This Interpretation prescribe a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 results in a write-off of deferred tax assets and respective valuation allowance with respect to the net operating losses for tax purposes of the Company with no impact on the balance sheet of the Company.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

2.	Impact of recently issued accounting standards

1.	SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This statement will apply effective July 1, 2008 to the Company. The Company is currently evaluating the impact of adopting SFAS No. 157.

2.	SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SAFS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SAFS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement will apply effective July 1, 2008 to the Company. The Company is currently evaluating the impact of adopting SFAS No. 159.

3.	EITF 07-3

On June 27, 2007 Emerging Issues Task Force (“EITF”) 07-3 “Accounting for Nonrefundable Advance Payments for Good or Services Received for Use in Future Research and Development Activities (“EITF 07-3”) was issued. EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This standard is effective for new contracts entered into after July 1, 2008. The Company is currently evaluating the impact of adopting EITF 07-3.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

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

On October 14, 2002, the Company issued 14,133,000 shares of common stock at a price of approximately $0.007 per common share in consideration for $100 before offering costs of $17.

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

E.
In July 2003, the Company issued an aggregate of 725,483 units comprised of 725,483 common stock and 1,450,966 warrants to a group of investors, for total consideration of $1,236 (net of issuance costs of $70), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933) and the balance was paid in the year ended June 30, 2004.

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $2.25 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $2.70 per stock, and may be exercised within five years. As of June 30, 2005, 725,483 warrants were expired unexercised.

F.
On January 20, 2004, the Company consummated a private equity placement with a group of investors (the "investors"). The Company issued 3,000,000 units in consideration for net proceeds of $1,273 (net of issuance costs of $227), each unit is comprised of 3,000,000 common stock and 3,000,000 warrants. Each warrant is exercisable into one common stock at a price of $0.75 per stock, and may be exercised until January 31, 2007. On March 18, 2004, a registration statement on Form SB-2 has been declared effective and the above-mentioned common stocks have been registered for trading. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the investors in respect of the liquidated damages.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

The Company allocated the gross amount received of $1,500 to the par value of the shares issued ($0.03) and to the liability in respect of the warrants issued ($1,499.97). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants were expired unexercised.

In addition, the Company issued 300,000 warrants to finders in connection with this private placement, exercisable into 300,000 common shares at a price of $0.75 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants.

G.
In October 2004 the Company commenced a private placement offering (“the October 2004 Agreement”) according to which it issued 8,500,000 units. Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $0.30 per stock, subject to certain adjustments. The units were issued as follows:

In November 2004, the Company issued according to the October 2004 Agreement 3,250,000 units comprised of 3,250,000 common stock and 3,250,000 warrants to a group of investors, for total consideration of $296 (net of cash issuance costs of $29), and additional 120,000 warrants to finders as finders’ fee.

In January 2005 the Company issued according to the October 2004 Agreement an additional 4,300,000 units for total consideration of $425 (net of cash issuance costs of $5), and additional 90,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued according to the October 2004 Agreement additional 750,000 units for total consideration of $69 (net of cash issuance costs of $6), and additional 35,000 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued, according to the October 2004 Agreement 200,000 common shares and 200,000 share purchase warrants to one investor for total consideration of $20 which were paid to the Company in May 2005.

On November 30, 2006, all the warrants were expired unexercised.

H.
On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 12,000,000 units in consideration for $1,176 (net of cash issuance costs of $24). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $0.30 per stock. On November 30, 2006, all the warrants were expired unexercised. Under this agreement the Company issued to finders 1,845,000 shares and 475,000 warrants with exercise price of $2.5 per stock exercisable until November 2007.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

I.
On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors (the "Investors") according to which it issued 12,000,000 units in consideration for net proceeds of $1,137 (net of issuance costs of $63). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one common stock at a price of $0.30 per stock. If the Registration Statement covering the Registrable Securities was not filed as contemplated by 70 days and if the Registration Statement covering the Registrable Securities was not effective until August 31, 2005, the Company would have paid the Investor 2% of the purchase price for each 30 day period beyond the applicable date until the filing or the registration is completed. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (600,000) with an exercise price of $0.1 per stock, subject to certain adjustments, exercisable until November 30, 2006.

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

As of the date of the issuance the Company allocated the gross amount received of $1,200 to the par value of the shares issued ($0.12) and to the liability in respect of the warrants issued ($1,200). Issuance expenses in the amount of $63 and finders fee in the amount of $144 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005 the Registration Statement became effective and the Company became no longer under possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720 and the amount of the deferred issuance costs was $178.

On November 30, 2006, all the warrants were expired unexercised.

J.
On March 23, 2005, the Company issued 2,400,000 shares of common stock and 2,400,000 options as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black - Scholes valuation model. On November 30, 2006, all the warrants were expired unexercised.

K.
On February 11, 2004, the Company issued an aggregate amount of 1,000,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004. Total compensation, measured as the grant date fair market value of the stock, amounted to $800 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

L.	On November 28, 2005, 80,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

M.	On January 25, 2006, 10,000 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

N.	Convertible Debenture

1.
On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures “), for gross proceeds of $3,000. In conjunction with this financing, the Company issued 47,393,364 warrants exercisable for three years at an exercise price of $0.075. The Company paid a finder's fee of 10% in cash and issued 9,478,672 warrants exercisable for three years, half of which are exercisable at $0.075 and half of which are exercisable at $0.077. The Company also issued 1,000,000 warrants in connection with the separate finder's fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $0.075.

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

The warrants were recorded as a liability based on their fair value in the amount of $951 at grant date. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months. Changes in the fair value are recorded as interest income or expense, as applicable.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	Convertible Debenture (cont.):

The fair value of the conversion feature of the debentures at grant date, in the amount of $1,951 was recorded as a liability.

The balance of the consideration, in the amount of $97, was allocated to the debentures. The discount in the amount of $2,903 was amortized according the effective rate interest method over the debentures contractual period (24 months).

The fair value of the warrants issued as finder’s fee and the finder’s fee in cash amounted to $535 were recorded as deferred issuance expenses and are amortized over the debentures contractual period. The Company estimated the fair value of the warrants using a Black and Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months.

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

Till November 9, 2006 all of the convertible debentures, which were issued on April 3, 2006, were converted into 193,952,201 shares. As a result an amount of $ 1,787 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951), convertible debenture ($202), accrued interest ($74) net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

Pursuant to an investor relation agreements dated April 28, 2006 and August 2006 the Company paid in cash an amount of $ 440 on October 19, 2006 and issued 10,000,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Convertible Debenture as agreed to by the parties.

During the year ended June 30, 2007, 37,304,610 of the warrants which were issued on April 3, 2006, were exercised. 15,138,261 warrants were exercised into shares in consideration for $ 1,022 (net of cash exercise costs of $114), and 22,166,349 warrants were exercised cashless into 9,334,712 shares.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

O.
On May 14, 2007, the Company consummated a private equity placement with a group of investors (the “investors”) for an equity investment. The investors shall invest a minimum of $7,000 and up to a maximum of $13,500 for shares of the Company's common stock, $.00001 par value at a per share price of $0.0125, and warrants to purchase shares at an exercise price of $0.025 exercisable until five years after the closing date of the agreement.

Under this private placement the Company issued 680 million shares of the Company’s common stock and issued 680 million warrants to purchase the Company’s common stock in consideration for $8,436 (net of cash issuance costs of $64). The consideration was paid partly in the year ended June 30, 2007 ($7,815) and the balance was paid during the three months ended September 30, 2007.

According to an escrow agreement signed on May 17, 2007, another investor has agreed, at his option, to pay $5,000 in monthly instalments over 10 months starting six months from closing, for 400,000,000 shares and 400,000,000 warrants as part of the investment.

As of September 30, 2007, 366,233,705 warrants were exercised cashless for 269,941,156 shares. (As of June 30, 2007, 100,000,000 warrants were exercised cashless for 73,306,773 shares.)

As part of the investment agreement the Company issued 52,363,640 warrants to finders as finders’ fee in connection with introducing the Company to the investors. The warrants are exercisable for five years at an exercise price of $0.0125.

P.
The Company issued 5,677,501 warrants to the investors related to the May 14, 2007 agreement as compensation to investors who delivered the invested amount previous to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $0.0125. The Company recorded the fair value of the warrants as financial expenses in the amount of $652 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black- Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

Q.
On July and September 2007, the Company issued 2,000,000 common stocks to service providers according to an investor relation’s agreements, whereby the services will be provided to the Company for a period of 6 month in consideration for a monthly retainer and for the issuance of 2,000,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149. According to EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the Company should recognize expense and offsetting credits to equity as services are received. Consequently, an amount of $71was recorded as an operating expense in the statement of operations for the three months period ended September 30, 2007.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants:

On August 29, 2007, the Company approved to reserve an additional 100,000,000 of its common stock for the 2005 option plan.

Each option granted under the Plans is exercisable through the expiration date of the Plan unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest primarily over two years with a six month grace period (i.e. vesting equally monthly during the remaining 18 months) unless other vesting schedules are specified. Any options that are cancelled or forfeited before expiration become available for future grants.

Options to employees:

On August 29, 2007 the Company granted 11,000,000 options exercisable at a price of $0.041 per share to the Company’s employees under the 2005 Plan. The fair value of these options at the grant date was $565.

The Company accounted for its options to employees under the fair value method in accordance of SFAS 123. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.27- 4.84%, expected dividend yield of 0%, expected volatility of 105%-130%, and a weighted-average contractual life of the options of up to 6 years.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to employees (cont.):

A summary of the Company’s share option activity for options granted to employees under the plans (excluding performance share based options) is as follows:

	Three months ended September 30,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price

Options outstanding at beginning of year	251,997,560	$0.025
Options granted	11,000,000	0.041
Options forfeited	(364,588)	0.018

Options outstanding at end of the period	262,632,972	$0.026	9.25	$4,616

Options exercisable at the end of the period	85,398,813	$0.019	8.96	$1,675
Options vested and expected to vest	253,771,264	$0.026	9.25	$4,469

Intrinsic value of exercisable options (the difference between the Company's closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company's stock.

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to employees (cont.):

On August 29, 2007, the Company granted 2,000,000 options to an employee. The vesting schedule of these options will start once the Company obtains Investigational New Drug (“IND”) approval, and only if it will be achieved within once year from the date of grant. The Company assumes that this approval will be achieved on time. The vesting period will be in accordance with the schedule specified in 2005 option plan. The fair value of these options at the grant date is $103.

The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 4.36%, expected dividend yield of 0%, expected volatility of 130%, and a weighted-average contractual life of the options of up to 6 years.

A summary of the activity under the performance share based options granted to employees as follows:

	Three months ended September 30,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price

Options outstanding at beginning of year	-	$-

Options granted	2,000,000	0.041

Options outstanding at end of the period	2,000,000	$0.041	9.92	$-

Options exercisable at the end of the period	-	$-	-	$-
Options vested and expected to vest	1,900,000	$0.041	9.92	$-

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company's outstanding options to employees (including performance share based options) as of September 30, 2007, have been separated into ranges of exercise prices as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Weighted average remaining contractual terms

January 2003- June 2005	2,587,560	$0.022-0.12	2,587,560	3.67
January 2006-March 2006	11,079,579	$0.022-0.1	9,353,750	7.86
September 2006 - October 2006	8,500,000	$0.022	3,750,002	9.06
November 2006 -December 2006	6,820,000	$0.019-0.022	2,561,668	9.24
January 2007	201,145,833	$0.0175	67,145,833	9.3
May 2007	21,500,000	$0.1	-	9.63
August 2007	13,000,000	$0.041	-	9.92

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Three months ended September 30,		Period from inception through September 30,
	2007	2006	2007

Research and development expenses	$550	26	$1,253
General and administrative expenses	718	122	2,401
	$1,268	148	$3,654

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to consultants:

On January 28, 2007, the Company entered into a consulting agreement. According to the agreement the Company granted the consultant 5,000,000 fully vested warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.0125 per share effective upon signing the contract, and 5,000,000 warrants, fully vested, to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.0125 per share, on the renewal of the contract on August 1, 2007. All warrants will be exercisable for 3 years. The warrants were not granted under the option Plans.

The fair value of the warrants, which were granted on August 1, 2007 at the grant date, was $175.

The Company applied the guidance of EITF 00-18 and recognized expenses and offset credit to equity as service were received. As a result, amount of approximately $18 was recorded as operating expenses in the statement of operations for the three months ended September 30,2007.

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

A summary of the Company’s share option activity related to options to consultants under the Plans is as follows:

	Three months ended September 30,
	2007
			Weighted
			average
		Weighted	remaining	Aggregate
		Average	contractual	intrinsic
		Exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at beginning of year	32,919,189	$0.055
Options granted	5,000,000	0.0125

Options outstanding at end of the period	37,919,189	$0.05	6.51	$523

Options exercisable at the end of the period	16,094,198	$0.02	4.39	$364
Options vested and expected to vest	34,802,939	$0.05	7.01	$515

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

R.	Options to employees and consultants (cont.):

Options to consultants (cont.):

The Company's outstanding options to consultants as of September 30, 2007, have been separated into ranges of exercise prices as follows:

Issuance date	Options for Ordinary Shares	Exercise Price per Share	Options Exercisable	Weighted average remaining contractual terms

December 31, 2003	169,189	$0.4	169,189	0.72
October - November, 2005	250,000	$0.022-0.13	250,000	0.67
January 17, 2006	1,250,000	$0.022-0.1	1,050,009	8.03
October 18, 2006	750,000	$0.022	750,000	3.05
December 27,2006	1,000,000	$0.019	375,000	9.25
January 24, 2007	10,500,000	$0.0175	3,500,000	9.32
January 28, 2007	5,000,000	0.0125	5,000,000	2.33
May 17, 2007	14,000,000	0.1	-	7.38
August 1, 2007	5,000,000	0.0125	5,000,000	2.42

Compensation expenses related to options granted to consultants were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2007	2006	2007

Research and development expenses	$116	$39	$1,454
General and administrative expenses	220	-	470
	$336	$39	$1,924

PLURISTEM LIFE SYSTEMS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands U.S. Dollars (except per share amounts)

NOTE 4: - SUBSEQUENT EVENTS

a.
On November 6, 2007, the Company received $1,000 for 80 million shares and 80 million warrants to purchase the Company’s shares. This investment was made as part and under the terms of the private placement from May 14, 2007, whereby $5,000 of the Private Placement proceeds were to be received in installments starting six months from closing of the Private Placement (see note 3 o).

b.	On November 13, 2007, The Company sent Nasdaq a notice announcing that it will effect a reverse split of its shares of common stock in a ratio of 1 for 200 effective on November 23, 2007.

#    #    #    #

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward - Looking Statements

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Pluristem Life Systems, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms "we", "us", "our", and "Pluristem" mean Pluristem Life Systems, Inc. and our wholly owned subsidiary, unless otherwise indicated or as otherwise required by the context.

Overview

We are engaged in the business of the development of Mesenchymal and stem cell production technology and the commercialization of cell therapy products.

From May 2003 until March 2006, our business was focused on the development of stem cell production technology. Originally, our plan was to develop that technology to the point where we could sub-license it to medical scientists and practitioners for their use in producing cell therapy products for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Instead of looking to sub-lease our stem cell production technology, we decided to focus on developing the technology with the goal of producing cell therapy products ourselves for sale in the marketplace. On July 5, 2006 and October 16, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our preclinical study of bone marrow transplants: engrafted cells increased 3 to 5 times using Pluristem Ltd.’s innovative adjuvant cell therapy product known as PLX-I. PLX-I, by adding mesenchymal stromal cells during bone marrow transplant procedures that use umbilical cord blood samples.

Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, our shares also began trading on Europe's Frankfurt Stock Exchange, under the symbol PJT. In September of 2007, we applied to list our shares on the Nasdaq Capital Market.

Going Concern

We have not generated revenues since inception. Historically we have relied on private placement issuances of equity and debt.

It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006.

We have not generated any revenues and we have accumulated a deficit of $17,798,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our first product through animal pre-clinical trials and experiments and clinical trials. We estimate our operating expenses in the next twelve months to be approximately $4,250,000. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Research and Development

Research and development expenses net for the three months ended September 30, 2007 increased by 115% to $837,000 from $390,000 for the three months ended September 30, 2006. The increase is primarily attributable to the increase in Stock-based compensation to employees and consultants which increased from $65,000 for the three months ended September 30, 2006, to $666,000 for the three months ended September 30, 2007.

General and Administrative

General and administrative expenses for the three months ended September 30, 2007 increased by 283% to $1,557,000 from $406,000 for the three months ended September 30, 2006. The increase in general and administrative expenses is primarily attributable to the increase in Stock-based compensation to employees and consultants which increased from $122,000 for the three months ended September 30, 2006 to $938,000 for the three months ended September 30, 2007.

Net Loss

Net loss for the three months ended September 30, 2007 was $2,280,000 as compared to net loss of $284,000 for the three months ended September 30, 2006. Net loss per share for the three months ended September 30, 2007 was $0.002 as compared to $0.004 for the three months ended September 30, 2006. The net loss increased for the three months ended September 30, 2007 mainly due to the increase in the operating expenses as a result of moving forward with our research and development plan. In particular, it is attributable to stock based compensation to employees and consultants of $1,604,000 during the three months ended September 30, 2007, as compared to an amount of $187,000 in the three months ended September 30, 2006. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2007 was 1,158,912,570 compared with 69,160,410 for the three months ended September 30, 2006. The increase was due to the issuance of additional shares in a private placement, as discussed further below.

Liquidity and Capital Resources

As of September 30, 2007, total current assets were $5,670,000 and total current liabilities were $815,000. On September 30, 2007, we had a working capital surplus of $4,855,000 and an accumulated deficit of $17,798,000. We finance our operations and plan to continue doing so with stock issuances.

Cash and cash equivalents on September 30, 2007 were $4,255,000, of which $562,000 were in cash and $3,693,000 in marketable securities. This is a decrease of $1,156,414 from the $5,411,414 reported as of June 30, 2007. Cash balances decreased in the three months ended September 30, 2007 primarily as a result of our net loss for the three months ended September 30, 2007.

Operating activities used cash of $1,283,000 in the three months ended September 30, 2007. Cash used by operating activities in the three months ended September 30, 2007 resulted primarily from payment of salaries to our employees, payment of fees to our consultants, subcontractors and professional services providers.

Investing activities used cash of $166,000 in the three months ended September 30, 2007. Cash used by investing activities in the three months ended September 30, 2007 resulted primarily from costs associated with upgrading our facilities to GMP standard facilities.

Financing activities generated cash amount of $358,000 during the three months ended September 30, 2007 resulted primarily from receiving cash from investors related to the May 14, 2007 investment agreement.

We obtained funds to carry on our business from private placements. On May 14, 2007, we closed a private placement consisting of 1,080,000,000 units of our securities at a price of $0.0125 per unit for gross proceeds of $13,500,000. Each unit consists of one common share and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of our common stock at a price of $0.025 per share for a period of five years. Of the $13,500,000, we have received all but $5,000,000, which was to be paid in monthly installments over 10 months starting six months from closing at the investor’s option. On November 6, 2007, we received $1 million of these $5,000,000 and as a result the investor now has an option to invest up to additional $4,000,000 in 8 monthly installments.

We do not expect to generate any revenues from sales of products in the next twelve months. We may generate revenues from sale of licenses to use our technology. Our products will likely not be ready for sale for at least three years, if at all.

In our management's opinion, we expect to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

•	To start the first Phase I clinical trial with PLX-I after Food and Drug Administration approval.

•
Optimize our 3-D PluriXTM Bioreactor System - We have made progress using the 3-D environment of the PluriXTM Bioreactor System to produce a dense population of stromal supporting cells; however, we must continue to try to optimize the system in order to achieve real production capabilities.

•	Improve the analytical methods of our technology and processes;

We believe that we have sufficient funds to operate for the next 12 months. Management believes however, that we will have to raise additional funds from the market before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt.

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

Options

On July 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

We recognize compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

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

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-KSB as filed with the U.S. Securities and Exchange Commission on September 5, 2007.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On July 12, 2007, we entered into an investor relations agreement with CEOcast Inc., whereby CEOcast Inc. will provide investor relations services to our company in consideration for monthly retainer and for the issuance of 1,000,000 shares of common stock of our company. The Board of Directors has approved the grant on August 29, 2007. We issued the 1,000,000 shares of common stock on October 8, 2007 relying on Rule 506 of Regulation D promulgated under the 1933 Act.

Item 5. Other Information.

On November 13, 2007, we sent Nasdaq a notice announcing that we will effect a reverse split of our shares of common stock in a ratio of 1 for 200 effective on November 23, 2007.

On November 9, 2007, we established Pluristem Therapeutics Inc., our wholly owned subsidiary in the state of Nevada, and will merge it into us for the sole purpose of changing the Company’s name from Pluristem Life Systems, Inc. to Pluristem Therapeutics Inc. On November 13, 2007, we filed articles of merger with the office of the Secretary of State of Nevada to effect this merger effective as of November 23, 2007. The merger will have no effect on our outstanding stock.

Item 6. Exhibits.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yaky Yanay

(32)	Section 1350 Certifications

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM LIFE SYSTEMS, INC.

By:  /s/ Zami Aberman

Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2007

By:  /s/ Yaky Yanay

Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2007