Form 10QSB
period 2007-12-31
PLURISTEM THERAPEUTICS INC
filed 2008-02-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
__________ to __________

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0351734

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905

(Address of principal executive offices)

+972-74-710-7171

(Issuer's telephone number)

PLURISTEM LIFE SYSTEMS, INC.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,698 common shares issued and 6,690,698 shares outstanding as of December 31, 2007. [The numbers have been adjusted to reflect the one for two hundred reverse stock split we effected on November 26, 2007].

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007

U.S. DOLLARS IN THOUSANDS
(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

December 31, 2007

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$462
Marketable securities	3,419
Prepaid expenses	251
Accounts receivable from the OCS	519
Other accounts receivables	401

Total current assets	5,052

LONG-TERM ASSETS:

Long-term restricted deposits	118
Severance pay fund	123
Property and equipment, net	979

Total long-term assets	1,220

Total assets	$6,272

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

December 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables	$454
Accrued expenses	95
Other accounts payable	211

Total current liabilities	760

LONG-TERM LIABILITIES

Long-term loan	35
Accrued severance pay	147

182

STOCKHOLDERS' EQUITY

Share capital (**):
Common stock $0.00001 par value:
Authorized: 7,000,000 shares
Issued: 6,750,698 shares and Outstanding: 6,690,698 shares	(* )
Additional paid-in capital	25,870
Other comprehensive loss	(212)
Deficit accumulated during the development stage	(20,328)

5,330

$6,272

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,		Period from May 11, 2001 (Inception) through December 31,
	2007	2006	2007	2006	2007

Research and development costs	$2,528	$794	$1,282	$402	$9,816

Less participation by the Office of the
Chief Scientist	(657)	(246)	(248)	(243)	(1,572)

Research and development costs, net	1,871	548	1,034	159	8,244

General and administrative expenses	3,085	862	1,528	456	11,005

Know how write-off	-	-	-	-	2,474

	4,956	1,410	2,562	615	21,723

Financial income (expenses), net	146	444	32	(67)	1,395

Net loss for the period	$4,810	$966	$2,530	$682	$20,328

Loss per share (*):
Basic and diluted net loss per share	$(0.79)	$(1.27)	$(0.40)	$(0.58)

Weighted average number of shares used
in computing basic and diluted net loss
per share :	6,057,010	760,648	6,334,401	1,175,152

(*) Share data is reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except shares data)

	Common Stock (**)				Additional paid-in Capital		Receipts On account of shares	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Issuance of common stock on July 9, 2001	175,500	$	(*	)	$3		$-	$-	$3

Balance as of June 30, 2001	175,500		(*	)	3		-	-	3
Net loss	-		-		-		-	(78)	(78)

Balance as of June 30, 2002	175,500		(*	)	3		-	(78)	(75)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17	70,665		(*	)	83		-	-	83
Forgiveness of debt	-		-		12		-	-	12
Stocks cancelled on March 19, 2003	(136,500)		(*	)	(*	)	-	-	-
Receipts on account of stock and warrants,
net of finders and legal fees of $56	-		-		-		933	-	933
Net loss	-		-		-		-	(463)	(463)

Balance as of June 30, 2003	109,665	$	(*	)	$98		$933	$(541)	$490

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Receipts on account of shares	Deficit accumulated During the development stage	Total Shareholders' Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2003	109,665	$	(*	)	$98	$933	$(541)	$490

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70	3,628		(*	)	1,236	(933)	-	303

Issuance of common stock on January 20, 2004	15,000		(*	)	-	-	-	(*	)
Issuance of warrants on January 20, 2004 for
finder's fee	-		-		192	-	-	192
Common stock granted to consultants on
February 11, 2004	5,000		(*	)	800	-	-	800
Stock based compensation related to warrants
granted to consultants on December 31, 2003	-		-		358	-	-	358
Exercise of warrants on
April 19, 2004	1,500		(*	)	225	-	-	225

Net loss for the year	-		-		-	-	(2,011)	(2,011)

Balance as of June 30, 2004	134,793	$	(*	)	$2,909	$-	$(2,552)	$357

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in capital	Deficit accumulated During the development stage	Total Shareholders' Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2004	134,793	$	(*	)	$2,909	$(2,552)	$357

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-		-		162	-	162

Issuance of common stock and warrants on November 30, 2004
related to the October 2004 Agreement net of
issuance costs of $29	16,250		(*	)	296	-	296
Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net
of issuance costs of $5	21,500		(*	)	425	-	425

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	35,000		(*	)	-	-	(*	)

Issuance of common stock and options on February 15, 2005 to
former director of the Company	250		(*	)	14	-	14

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	25,000		(*	)	-	-	(*	)

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)			Additional paid-in capital		Deficit accumulated During the development stage	Total Shareholders' Equity (Deficiency)
	Shares	Amount

Issuance of warrants on February 16, 2005 for finder fee
related to the January 31, 2005 Agreement	-	-		144		-	144

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net
of issuance costs of $24	60,000	(*	)	1,176		-	1,176

Issuance of common stock on March 3, 2005 for finder fee
related to the January 24, 2005 Agreement	9,225	(*	)	(*	)	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of
issuance costs of $6	3,750	(*	)	69		-	69

Issuance of common stock and warrants to the Chief
Executive Officer on March 23, 2005	12,000	(*	)	696		-	696

Issuance of common stock on March 23, 2005 related to the
October 2004 Agreement	1,000	(*	)	20		-	20

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in capital	Deficit accumulated during the development stage	Total Shareholders' Equity (Deficiency)
	Shares	Amount

Classification of a liability in respect of warrants to
additional paid in capital, net of issuance costs of $ 178	-		-		542	-	542

Net loss for the year	-		-		-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*	)	6,453	(4,650)	1,803

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	400		(*	)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005
Agreement	50		(*	)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF
00-19	-		-		(8)	-	(8)

Net loss for the year	-		-		-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*	)	$6,445	$(7,089)	$(644)

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Receipts on account of shares	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Shareholder Equity
	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*	)	$6,445	$-	$-	$(7,089)	$(644)
Conversion of convertible
debenture, net of issuance
costs of $440	1,019,815		(*	)	1,787	-	-	-	1,787
Classification of a liability in
respect of warrants	-		-		360	-	-	-	360
Classification of deferred
issuance expenses	-		-		(379)	-	-	-	(379)

Classification of a liability in
respect of options granted
to consultants	-		-		116	-	-	-	116

Compensation related to
options granted to
employees	-		-		2,386	-	-	-	2,386

Compensation related to
options granted to
Consultants	-		-		938	-	-	-	938
Exercise of warrants
related to the April 3,
2006 agreement net of issuance
costs of $114	75,692		(*	)	1,022	-	-	-	1,022

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital		Receipts on account of shares	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Shareholders' Equity	Total comprehensive loss
	Shares	Amount

Cashless exercise of warrants
related to the April 3, 2006
agreement	46,674		(*	)	(*	)	-	-	-	-
Issuance of common stock on May
and June 2007 related to the May
14, 2007 agreement, net of
issuance costs of $64	3,126,177		(*	)	7,751		-	-	-	7,751
Receipts on account of shares	-		-		-		368	-	-	368
Cashless exercise of
warrants related to the
May 14, 2007 issuance	366,534		(*	)	(*	)	-	-	-	-
Issuance of warrants to
investors related to
the May 14, 2007
agreement	-		-		651		-	-	-	651
Unrealizd loss on available
for sale securities	-		-		-		-	(30)	-	(30)	$(30)
Net loss for the year	-		-		-		-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897

Total comprehensive loss											$(8,459)

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital		Receipts on account of shares	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Shareholders' Equity	Total comprehensive loss
	Shares	Amount

Balance as of July 1, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897
Issuance of common stock
related to investors relation
agreement	10,000		(*	)	146		-	-	-	146
Issuance of common stock in July -
December 2007 related to the May
14, 2007 Agreement	743,408		(*	)	1,859		(368)	-	-	1,491
Cashless exercise of warrants
related to the May 14, 2007
Agreement	983,180		(*	)	(*	)	-	-	-	-
Compensation related to
options granted to
employees	-		-		2,320		-	-	-	2,320
Compensation related to
options granted to
Consultants	-		-		468		-	-	-	468
Unrealized loss on available
for sale securities	-		-		-		-	(182)	-	(182)	$(182)
Net loss for the period	-		-		-		-	-	(4,810)	(4,810)	(4,810)

Balance as of December 31, 2007	6,690,698	$	(*	)	$25,870		$-	$(212)	$(20,328)	$5,330

Total comprehensive loss											$(4,992)

(*) Less than $1.

(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,810)	$(966)	$(20,328)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	53	24	296
Capital loss	4	-	8
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	160	604
Stock-based compensation to employees	2,320	317	4,706
Stock-based compensation to consultants	486	61	2,074
Shares compensation to consultants	146	-	937
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in accounts receivable	(260)	19	(833)
Decrease (increase) in prepaid expenses	(209)	42	(161)
Increase (decrease) in trade payables	89	(98)	444
Increase (decrease) in other accounts payable and accrued
expenses	(69)	28	(182)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted
lease deposit	-		(2)
Change in fair value of liability in respect of warrants	-	(716)	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on
convertible debentures	-	161	128
Amortization of discount and changes in accrued interest
from marketable securities	(2)	-	(7)
Gain from sale of investments of available for sale
securities	(1)	-	(1)
Decline in value of available for sale securities	65	-	65
Accrued severance pay, net	8	(6)	24

Net cash used in operating activities	(2,180)	(974)	(11,030)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	32
Purchase of property and equipment	(568)	(94)	(1,101)
Proceed from sale of property and equipment	-	-	29
Purchase of long-term restricted lease deposit	(2)	(23)	(126)
Repayment of long-term restricted lease deposit	-	-	20
Purchase of marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable
securities	96	-	96
Purchase of know-how	-	-	(2,062)

Net cash used in investing activities	(474)	(117)	(6,896)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2007	2006	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	1,421	-	14,226
Issuance of warrants	-	-	1,246
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	(440)	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Purchase of long-term loan	44	-	44
Repayment of long-term loan	(2)	-	(2)

Net cash provided by (used in) financing activities	1,463	(440)	18,388

Increase (decrease) in cash and cash equivalents	(1,191)	(1,531)	462
Cash and cash equivalents at the beginning of the period	1,653	2,374	-

Cash and cash equivalents at the end of the period	$462	$843	$462

Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses
into equity	$-	$-	$97

Decrease in fair value of marketable securities	$182	$-	$212

Conversion of convertible debenture	$-	$255	$2,227

Issuance of shares in consideration of accounts receivable	$70	$-	$70

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and
liabilities assumed at the acquisition date:

Working capital (excluding cash and cash
equivalents)			$(427)
Long-term restricted lease deposit			19
Property and equipment			130
In-process research and development write-off			246

			$(32)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: - GENERAL

A.	Pluristem Therapeutics Inc. (“the Company”), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. that was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, The Company’s name was changed again from Pluristem Life Systems, Inc. to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the subsidiary”) that was incorporated under the laws of Israel.

B.	The Company is devoting substantially all of its efforts towards conducting research and development of Mesenchymal stem cell production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 “Accounting and reporting by Development stage Enterprises”. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $20,328 through December 31, 2007 and incurred net loss of $4,810 and negative cash flow from operating activities in the amount of $ 2,180 for the six months ended December 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

C.	As of December 10, 2007, the Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, the Company’s shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT.

D.	The accompanying unaudited interim consolidated financial statements of the Company have been prepared as of December 31, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2007.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: - GENERAL (CONT.)

E.	In November 2007, the Company’s Board of Directors approved a one (1) for two hundred (200) reverse split of the Company’s common stock, which became effective on November 26, 2007. Upon the effectiveness of the reverse stock split two hundred common stocks of $0.00001 par value were converted and reclassified as one common stock of $0.00001 par value. Accordingly, all references to number of shares, common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Fractional shares created as a result of the stock split were rounded up to the next whole share. As a result of the rounding up effect, the Company issued additional 568 common stock with no consideration.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2007 are applied consistently in these consolidated financial statements, except as detailed in (a) below:

a.	Effective July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. This Interpretation prescribe a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 has not resulted in any adjustments to existing reserves for income taxes and had no significant impact on the Company’s financial position.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

b.	Impact of recently issued accounting standards

1.	SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This statement will apply effective July 1, 2008 to the Company. The Company is currently evaluating the impact of adopting SFAS No. 157.

2.	SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SAFS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SAFS No. 159‘s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement will apply effective July 1, 2008 to the Company. The Company is currently evaluating the impact of adopting SFAS No. 159.

3.	SFAS No. 160:

In December 2007 the FASB issued SFAS No. 160 “Non- Controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after July 1, 2008. The Company currently owns 100% of its subsidiary and as such, adoption of SFAS 160 is not expected to have a significant impact on its financial position and results of operation.

4.	EITF 07-3:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - MARKETABLE SECURITIES

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. As of December 31, 2007 all marketable securities were designated as available for sale. According to FASB Staff Position No. 115-1 “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) an investment is considered impaired if the fair value of the investment is less than its cost. If after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be permanent then an impairment loss should be recognized.

As of December 31, 2007, the Company determines that the impairment of the value of its investment in marketable securities includes a permanent impairment in the amount of $65. Consequently, the Company recognized approximately $65 as impairment loss.

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS

A.	The Company’s authorized common stock consists of 7,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

B.	On July 9, 2001, the Company issued 175,500 shares of common stock in consideration for $2,500, which was received on July 27, 2001.

On October 14, 2002, the Company issued 70,665 shares of common stock at a price of approximately $1.4 per common share in consideration for $100 before issuance costs of $17.

C.	On March 19, 2003, two directors each returned 68,250 shares of common stock with a par value of $2 per share, for cancellation for no consideration.

D.	In July 2003, the Company issued an aggregate of 3,628 units comprised of 3,628 common stock and 7,255 warrants to a group of investors, for total consideration of $1,236 (net of issuance costs of $70), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933) and the balance was paid in the year ended June 30, 2004.

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $450 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $540 per stock, and may be exercised within five years. As of June 30, 2005, 3,628 warrants were expired unexercised.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

E.	On January 20, 2004, the Company consummated a private equity placement with a group of investors (the “investors”). The Company issued 15,000 units in consideration for net proceeds of $1,273 (net of issuance costs of $227), each unit is comprised of 15,000 common stock and 15,000 warrants. Each warrant is exercisable into one common stock at a price of $150 per stock, and may be exercised until January 31, 2007. On March 18, 2004, a registration statement on Form SB-2 has been declared effective and the above-mentioned common stocks have been registered for trading. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the investors in respect of the liquidated damages.

According to EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock”, the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants were reported in the statements of operations as financial income or expense.

The Company allocated the gross amount received of $1,500 to the par value of the shares issued ($0.03) and to the liability in respect of the warrants issued ($1,499.97). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants were expired unexercised.

In addition, the Company issued 1,500 warrants to finders in connection with this private placement, exercisable into 1,500 common shares at a price of $150 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants.

F.	In October 2004 the Company commenced a private placement offering (“the October 2004 Agreement”) according to which it issued 42,500 units. Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $60 per stock, subject to certain adjustments. The units were issued as follows:

In November 2004, the Company issued according to the October 2004 Agreement 16,250 units comprised of 16,250 common stock and 16,250 warrants to a group of investors, for total consideration of $296 (net of cash issuance costs of $29), and additional 600 warrants to finders as finders’ fee.

In January 2005 the Company issued according to the October 2004 Agreement an additional 21,500 units for total consideration of $425 (net of cash issuance costs of $5), and additional 450 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued according to the October 2004 Agreement additional 3,750 units for total consideration of $69 (net of cash issuance costs of $6), and additional 175 warrants were issued to finders as finders’ fee.

In March 2005 the Company issued, according to the October 2004 Agreement 1,000 common shares and 1,000 share purchase warrants to one investor for total consideration of $20 which were paid to the Company in May 2005.

On November 30, 2006, all the warrants were expired unexercised.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

G.	On January 24, 2005 the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 60,000 units in consideration for $1,176 (net of cash issuance costs of $24). Each unit is compromised of one common stock and one warrant. The warrant is exercisable for one common stock at a price of $60 per stock. On November 30, 2006, all the warrants were expired unexercised. Under this agreement the Company issued to finders 9,225 shares and 2,375 warrants with exercise price of $500 per stock exercisable until November 2007. On November 30, 2007, 1,925 unexercised warrants were expired.

H.	On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors (the “Investors”) according to which it issued 60,000 units in consideration for net proceeds of $1,137 (net of issuance costs of $63). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one common stock at a price of $60 per stock. If the Registration Statement covering the Registrable Securities was not filed as contemplated by 70 days and if the Registration Statement covering the Registrable Securities was not effective until August 31, 2005, the Company would have paid the Investor 2% of the purchase price for each 30 day period beyond the applicable date until the filing or the registration is completed. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (3,000) with an exercise price of $20 per stock, subject to certain adjustments, exercisable until November 30, 2006.

According to EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock”, the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants will be reported in the statements of operations as financial income or expense.

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

On November 30, 2006, all the warrants were expired unexercised.

I.	On March 23, 2005, the Company issued 12,000 shares of common stock and 12,000 options as a bonus to the chief executive officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black – Scholes valuation model. On November 30, 2006, all the warrants were expired unexercised.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

J.	On February 11, 2004, the Company issued an aggregate amount of 5,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004. Total compensation, measured as the grant date fair market value of the stock, amounted to $800 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

K.	On November 28, 2005, 400 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

L.	On January 25, 2006, 50 warrants, which were issued to finders as finder fees in related to the “January 24, 2005 Agreement”, were exercised to shares.

M.	Convertible Debenture

1.	On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures “), for gross proceeds of $3,000. In conjunction with this financing, the Company issued 236,976 warrants exercisable for three years at an exercise price of $15. The Company paid a finder’s fee of 10% in cash and issued 47,394 warrants exercisable for three years, half of which are exercisable at $15 and half of which are exercisable at $15.4. The Company also issued 5,000 warrants in connection with the separate finder’s fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $15.

1a.	The Debentures, which mature on April 3, 2008, are convertible to common shares at the lower of 75% of the volume weighted average trading price for the 20 days prior to issuance of a notice of conversion by a holder of a Debentures or, if while the Debentures remain outstanding the Company enters into one or more financing transactions involving the issuance of common stock or securities convertible or exercisable for common stock, the lowest transaction price for those new transactions.

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

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company’s Own Stock” (EITF 00-19), the Company allocated the consideration paid for the convertible debenture and the warrants as follows:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

M.	Convertible Debenture (cont.):

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

According to EITF 00-19, in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the convertible debentures dated April 3, 2006, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company’s warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings.

Till November 9, 2006 all of the convertible debentures, which were issued on April 3, 2006, were converted into 969,815 shares. As a result an amount of $ 1,787 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951), convertible debenture ($202), accrued interest ($74) net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

Pursuant to an investor relation agreements dated April 28, 2006 and August 2006 the Company paid in cash an amount of $ 440 on October 19, 2006 and issued 50,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Convertible Debenture as agreed to by the parties.

During the year ended June 30, 2007, 186,529 of the warrants which were issued on April 3, 2006, were exercised. 75,692 warrants were exercised into shares in consideration for $ 1,022 (net of cash exercise costs of $114), and 110,836 warrants were exercised cashless into 46,674 shares.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	On May 14, 2007, the Company consummated a private equity placement with a group of investors (the “investors”) for an equity investment (“May 2007 Agreement”). The investors shall invest a minimum of $7,000 and up to a maximum of $13,500 for shares of the Company’s common stock, $.00001 par value at a per share price of $2.5, and warrants to purchase shares at an exercise price of $5 exercisable until five years after the closing date of the agreement.

In May 2007, under May 2007 Agreement, the Company issued 3,126,177 shares of the Company’s common stock and 3,126,177 warrants to purchase the Company’s common stock in consideration for $7,751 (net of cash issuance costs of $64).

In July and August 2007, under May 2007 Agreement, the Company issued 273,828 shares of the Company’s common stock and 273,828 warrants to purchase the Company’s common stock in consideration for $685. The consideration was paid partly in the year ended June 30, 2007 ($368) and was recorded as receipts on account of shares and the balance was paid during July and August 2007.

The balance of the investment under May 2007 Agreement, in the amount of $5,000, is to be paid in monthly instalments over 10 months starting six months from closing at a certain investor’s option according to an agreement signed on May 17, 2007. According to this agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount will be cancelled immediately. As of December 31, 2007, $1,174 was received from assignees of the investor, and in return, 469,580 shares of the Company’s common stock and 469,580 warrants to purchase the Company’s common stock were issued.

As a result, the total proceeds related to the May 2007 Agreement accumulated as of December 31, 2007 were $9,610 (net of cash issuance costs of $64), and 3,869,585 shares and 3,869,585 warrants were issued.

As of December 31, 2007 and June 30, 2007, 1,831,171 and 500,000 warrants related to the May 2007 Agreement were exercised cashless for 1,349,714 and 366,534 shares respectively.

Pursuant to the agreement the Company issued 268,420 warrants to finders as finders’ fee. The warrants are exercisable for five years from the date of grant at an exercise price of $2.5.

O.	The Company issued 28,398 warrants to the investors related to the May 2007 Agreement as compensation to investors who delivered the invested amount prior to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $2.5. The Company recorded the fair value of the warrants as financial expenses in the amount of $651 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black- Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

P.	On July and September 2007, the Company issued 10,000 common stocks to service providers according to an investor relations agreements, whereby the services will be provided to the Company for a period of 6 month in consideration for a monthly retainer and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149. According to EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the Company should recognize expense and offsetting credits to equity as services are received. Consequently, an amount of $146 was recorded as an operating expense in the statement of operations for the six months period ended December 31, 2007.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Q.	Options to employees and consultants:

On August 29, 2007, the Company approved to reserve an additional 500,000 of its common stock for the 2005 option plan.

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

On November 26, 2007, the Company effected a two hundred for one reverse split (see note 1(E)). The exercise price and the number of options have been proportionately adjusted to reflect the reverse stock split.

Options to employees:

On August 29, 2007 the Company granted 55,000 options exercisable at a price of $8.2 per share to the Company’s employees under the 2005 Plan. The fair value of these options at the grant date was $565.

On August 29, 2007, the Company granted 10,000 performance-based options to an employee. The vesting schedule of these options will start once the Company obtains certain milestone as defined in the agreement, and only if it will be achieved within one year from the date of grant. The vesting period will be in accordance with the schedule specified in 2005 option plan. As of December 31, 2007 the employee which were granted these performance based options is in an advance notice period of termination of employment. Consequently, these performance-based options were forfeited and no expenses were recorded regarding these options.

On November 14, 2007 a director of the Company was granted 36,250 options exercisable at a price of $6.8 per share under the 2005 Plan. The fair value of these options at the grant date was $220.

On December 26, 2007 the Company granted 407,500 options exercisable at a price of $4.38 per share to the Company’s employees and directors under the 2005 Plan. The fair value of these options at the grant date was $1,599.

The Company accounted for its options to employees and directors under the fair value method in accordance of SFAS 123(R). The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.84%-5%, expected dividend yield of 0%, expected volatility of 105%-147%, and a weighted-average contractual life of the options of up to 6 years.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Q.	Options to employees and consultants (cont.):

Options to employees (cont.):

A summary of the Company’s share option activity for options granted to employees under the plans is as follows:

	Six months ended December 31, 2007
	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding
at beginning of year	1,260,089	$5
Options granted	508,750	4.9
Options forfeited	(11,954)	8.1

Options outstanding
at end of the period	1,756,885	$5	9.25	$50

Options exercisable
at the end of the
period	601,314	$4.6	8.8	$23

Options vested and
expected to vest	1,699,106	$5	9.24	$49

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Q.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company’s outstanding options to employees as of December 31, 2007, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Ordinary Shares	Options Exercisable	Weighted average remaining contractual terms

$3.5	1,005,730	461,407	9.07

$3.72 - $3.8	33,600	16,829	8.99

$4	42,500	25,314	8.80

$4.38 - $4.4	473,246	63,347	9.60

$6.8	36,250	-	9.88

$8.2	55,000	-	9.67

$20	107,660	31,518	9.37

$24	2,158	2,158	0.12

$60	741	741	0.03

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31, 2007
	2007	2006	2007	2006

Research and development expenses	$1,002	$48	$452	$22	$1,705

General and administrative expenses	1,318	269	600	147	3,001

	$2,320	$317	$1,052	$169	$4,706

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Q.	Options to employees and consultants (cont.):

Options to consultants:

On January 28, 2007, the Company entered into a consulting agreement. According to the agreement the Company granted the consultant 25,000 fully vested warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.5 per share effective upon signing the contract, and 25,000 warrants, fully vested, to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.5 per share, on the renewal of the contract on August 1, 2007. All warrants will be exercisable for 3 years. The warrants were not granted under the option Plans.

The fair value of the warrants, which were granted on August 1, 2007 at the grant date, was $175. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.53%, expected dividend yield of 0%, expected volatility of 130%, and a weighted-average contractual life of the options of up to 10 years.

On December 26, 2007 the Company granted 30,000 options exercisable at a price of $4.38 per share to the Company’s consultants under the 2005 Plan. The fair value of these options at the grant date was $127. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4%, expected dividend yield of 0%, expected volatility of 128%, and a weighted-average contractual life of the options of up to 10 years.

The Company applied the guidance of EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” and recognized expenses and offset credit to equity as service were received. As a result, amount of approximately $18 was recorded as operating expenses in the statement of operations for the six months ended December 31 2007.

A summary of the Company’s share option activity related to options to consultants is as follows:

	Six months ended December 31, 2007
	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding at
beginning of year	164,596	$10.8
Options granted	55,000	2.9
Options forfeited	(11,750)	20.3

Options outstanding at end
of the period	207,846	$8.4	7.1	$55

Options exercisable at the
end of the period	113,036	$7.3	5.1	$54

Options vested and expected
to vest	207,846	$8.4	7.1	$55

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Q.	Options to employees and consultants (cont.):

Options to consultants (cont.):

The Company’s outstanding options to consultants as of December 31, 2007, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Ordinary Shares	Options Exercisable	Weighted average remaining contractual terms

$ 2.5	50,000	50,000	2.33

$ 3.5	52,500	24,075	9.07

$ 3.8	5,000	2,504	8.99

$ 4.38 - $4.4	40,500	10,256	8.86

$ 20	59,000	25,355	6.68

$ 60	846	846	0.47

Compensation expenses related to options granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31, 2007
	2007	2006	2007	2006

Research and development expenses	$146	$61	$30	$22	$1,483

General and administrative expenses	340	-	121	-	591

	$486	$61	$151	$22	$2,074

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward – Looking Statements

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Pluristem Therapeutics Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, unless otherwise indicated or as otherwise required by the context.

Overview

We are engaged in the business of the development of Mesenchymal and stem cell production technology and the commercialization of cell therapy products.

From May 2003 until March 2006, our business was focused on the development of stem cell production technology. Originally, our plan was to develop that technology to the point where we could license it to medical scientists and practitioners for their use in producing cell therapy products for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Instead of looking to license our stem cell production technology, we decided to focus on developing the technology with the goal of producing cell therapy products ourselves for sale in the marketplace. On July 5, 2006 and October 16, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our preclinical study of bone marrow transplantation: The preclinical study showed that by adding PLX-I (PLacenta eXpanded cells) to Umbilical Cord Blood (UCB) stem cells during Bone Marrow Transplantation (BMT), hematopoietic stem cell engraftment in mice showed up to a 500% increase in engraftment after irradiation and chemotherapy. On January 8, 2008 we announced that we achieved favorable results in demonstrating a revascularization effect after using our propriety PLX-PAD cells for the treatment of limb ischemia associated with peripheral artery disease (PAD).

On November 23, 2007, we changed our name to Pluristem Therapeutics Inc.

On November 26, 2007, we effected a one for two hundred reverse stock split. Accordingly, all references to number of shares, common stock and per share data have been adjusted to reflect the stock split on a retroactive basis.

On December 10, 2007, our shares of common stock began trading on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, our shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT.

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

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2006.

We have not generated any revenues, and we have negative cash flow from operations of 11,030,000 and have accumulated a deficit of $20,328,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our operating expenses in the next twelve months to be approximately $5,000,000. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Research and Development

Research and development expenses net for the six months ended December 31, 2007 increased by 241% to $1,871,000 from $548,000 for the six months ended December 31, 2006. The increase is primarily attributable to the increase in stock-based compensation to employees and consultants from $109,000 to $1,148,000, and due to the increase in salary expenses and subcontractor expenses attributed to the increase in the number of employees and research activity as part of our progress towards clinical trials.

Research and development expenses net for the three months ended December 31, 2007 increased by 550% to $1,034,000 from $159,000 for the three months ended December 31, 2006. The increase is partly due to the increase in stock-based compensation to employees and consultants from $44,000 to $482,000, and due to the increase in salary expenses and subcontractor expenses attributed to the increase in the number of employees and research activity as part of our progress towards clinical trials.

General and Administrative

General and administrative expenses for the six months ended December 31, 2007 increased by 258% to $3,085,000 from $862,000 for the six months ended December 31, 2006. The increase in general and administrative expenses is primarily attributable to the increase in stock-based compensation to employees and consultants which increased from $269,000 to $1,658,000, and to an increase of legal and investor relations expenses.

General and administrative expenses for the three months ended December 31, 2007 increased by 235% to $1,528,000 from $456,000 for the three months ended December 31, 2006. This resulted from the increase in stock-based compensation to employees and consultants that increased from $147,000 to $721,000, and from an increase of legal and investor relations expenses.

Financial Income, net

The decrease in financial income from $444,000 for the six months ended December 31, 2006 to $146,000 for the six months ended December 31, 2007, was as a result of a decrease in the fair value of warrants that was recorded in the previous year as financial income.

Net Loss

Net loss for the six and three months ended December 31, 2007 was $4,810,000 and $2,530,000, respectively, as compared to net loss of $966,000 and $682,000 for the six and three months ended December 31, 2006. Net loss per share for the six and three months ended December 31, 2007 was $0.79 and $0.40, respectively, as compared to $1.27 and $0.58 for the six and three months ended December 31, 2006. The net loss increased mainly due to the increase in stock-based compensation to employees and consultants, and an increase in our operating expenses as a result of moving forward with our research and development plan. The net loss per share decreased as a result of the increase in our weighted average number of shares due to the issuance of additional shares in a private placement, as discussed further below.

Liquidity and Capital Resources

As of December 31, 2007, total current assets were $5,052,000 and total current liabilities were $760,000. On December 31, 2007, we had a working capital surplus of $4,292,000 and an accumulated deficit of $20,328,000. We finance our operations and plan to continue doing so with stock issuances.

Cash and cash equivalents on December 31, 2007 were $3,881,000, of which $462,000 were in cash and $3,419,000 in marketable securities. This is a decrease of $1,530,000 from the $5,411,000 reported as of June 30, 2007. Cash balances decreased in the six months ended December 31, 2007 primarily as a result of our net loss for the six months ended December 31, 2007.

Operating activities used cash of $2,180,000 in the six months ended December 31, 2007. Cash used by operating activities in the six months ended December 31, 2007 resulted primarily from payment of salaries to our employees, and payment of fees to our consultants, subcontractors and professional services providers.

Investing activities used cash of $474,000 in the six months ended December 31, 2007. Cash used by investing activities in the six months ended December 31, 2007 resulted primarily from costs associated with upgrading our facilities to Good Manufacturing Practice, or GMP, standard facilities.

Financing activities generated cash amount of $1,463,000 during the six months ended December 31, 2007 resulting primarily from receiving cash from investors related to the May 14, 2007 private placement.

We obtained funds to carry on our business from private placements. On May 14, 2007, we closed a private placement (“Private Placement”) consisting of 5,400,000 units of our securities at a price of $2.50 per unit. Each unit consists of one common share and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of our common stock at a price of $5 per share for a period of five years. Of the aggregate purchase price of $13,500,000, we received $8,183,400 at closing and $316,600 during July and August 2007, with the balance to be paid in monthly installments over 10 months starting six months from closing at a certain investor’s option according to an agreement signed on May 17, 2007 (“May 17 Agreement”). According to the May 17 Agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount will be cancelled immediately. As of December 31, 2007, pursuant to the May 17 Agreement, $1,173,950 was received from assignees of the investor, and in return, 469,580 shares of the Company’s common stock and 469,580 warrants to purchase the Company’s common stock were issued. As a result, the total proceeds related to the Private Placement accumulated as of December 31, 2007 were $9,673,950, and 3,869,585 shares and 3,869,585 warrants were issued.

We do not expect to generate any revenues from sales of products in the next twelve months. We may generate revenues from the sale of licenses to use our technology. Our products will likely not be ready for sale for at least three years, if at all.

In our management’s opinion, we expect to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

—	To start the first Phase I clinical trial with PLX-I after Food and Drug Administration approval.

—	To start the first Phase I clinical trial with PLX-PAD after Food and Drug Administration or EMEA approval.

—	Optimize our 3-D PluriXTM Bioreactor System – We have made progress using the 3-D environment of the PluriXTM Bioreactor System to produce a dense population of stromal supporting cells; however, we must continue to try to optimize the system in order to achieve production capabilities.

—	Improve the analytical methods of our technology and processes.

We believe that we have sufficient funds to operate for the next 12 months. Management believes, however, that we will need to raise additional funds before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. Critical and significant accounting policies are described in our latest audited financial statements and in our interim financial statements as of December 31, 2007.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-KSB as filed with the U.S. Securities and Exchange Commission on September 5, 2007.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During December 2007, we sold and issued 69,580 units, each consisting of one share of common stock and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of common stock at a price of $5 per share for a period of five years. In consideration, we received an aggregate of $173,950 in cash. This issuance was made as part and under the terms of our Private Placement and the May 17 Agreement.

On December 20, 2007, in connection with the Private Placement, we also issued 6,600 warrants to finders as finders’ fees. The warrants are exercisable for five years from the date of grant at an exercise price of $2.50.

On December 26, 2007 we issued 30,000 options to consultants exercisable at a price of $4.38 per share. These options vest over two years and are exercisable for 10 years. During the six months ended December 31, 2007, we also issued to a consultant a fully vested warrant to purchase 25,000 shares of our common stock, at an exercise price of $2.50 per share. The warrant is exercisable for 3 years. The warrant and the options to consultants were issued in consideration for services rendered.

During the six months ended December 31, 2007, we also granted options to employees and directors, as follows: 65,000 options at an exercise price of $8.20 per share, 36,250 options at an exercise price of $6.80 per share and 407,500 options at an exercise price of $4.38 per share. The options vest over 2 and are exercisable for 10 years.

The above securities were issued pursuant to the exemptions contained in Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC. By: /s/ Zami Aberman —————————————— Zami Aberman, Chief Executive Officer (Principal Executive Officer) Date: February 12, 2008

By: /s/ Yaky Yanay —————————————— Yaky Yanay, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: February 12, 2008