Form 10QSB
period 2008-03-31
PLURISTEM THERAPEUTICS INC
filed 2008-05-14
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001- 31392

PLURISTEM THERAPEUTICS INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0351734

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905

(Address of principal executive offices)

+972-74-710-7171

(Issuer’s telephone number)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,939,715 common shares issued and 6,923,715 shares outstanding as of May 5, 2008. [The numbers have been adjusted to reflect the one for two hundred reverse stock split we effected on November 26, 2007].

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008

U.S. DOLLARS IN THOUSANDS
(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

March 31,
2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,764
Marketable securities	1,571
Prepaid expenses	206
Accounts receivable from the OCS	113
Other accounts receivables	205

Total current assets	3,859

LONG-TERM ASSETS:

Long-term restricted deposits	199
Severance pay fund	108
Property and equipment, net	1,111

Total long-term assets	1,418

Total assets	$5,277

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

March 31,
2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$616
Accrued expenses	100
Other current liabilities	266

Total current liabilities	982

LONG-TERM LIABILITIES

Long-term obligation	36
Accrued severance pay	130

166

STOCKHOLDERS’ EQUITY

Share capital (**):
Common stock $0.00001 par value:
Authorized: 7,000,000 shares
Issued: 6,889,715 shares and Outstanding: 6,873,715 shares	(* )
Additional paid-in capital	27,321
Other comprehensive loss	(246)
Deficit accumulated during the development stage	(22,946)

4,129

$5,277

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended		Three months ended		Period from May 11, 2001 (Inception) through
	March 31,		March 31,		March 31,

	2008	2007	2008	2007	2008

Research and development costs	$3,741	$1,816	$1,213	$1,021	$11,029
Less participation by the Office of the Chief Scientist	(684)	(438)	(27)	(192)	(1,599)

Research and development costs, net	3,057	1,378	1,186	829	9,430

General and administrative expenses	4,648	1,998	1,563	1,136	12,568

Know how write-off	-	1,963	-	1,963	2,474

Gross loss	(7,705)	(5,339)	(2,749)	(3,928)	(24,472)

Financial income, net	277	450	131	6	1,526

Net loss for the period	$(7,428)	$(4,889)	$(2,618)	$(3,922)	$(22,946)

Loss per share (*):
Basic and diluted net loss per share	$(1.19)	$(5.14)	$(0.39)	$(2.93)

Weighted average number of shares used in computing basic and diluted net loss per share:	6,261,829	950,648	6,695,257	1,339,093

(*) Share data is reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except shares data)

	Common Stock (**)				Additional paid-in		Receipts On account	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount			Capital		of shares	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	175,500	$	(*	)	$3		$-	$-	$3

Balance as of June 30, 2001	175,500		(*	)	3		-	-	3
Net loss	-		-		-		-	(78)	(78)

Balance as of June 30, 2002	175,500		(*	)	3		-	(78)	(75)

Issuance of common stock on October 14, 2002, Net of issuance expenses of $17	70,665		(*	)	83		-	-	83
Forgiveness of debt	-		-		12		-	-	12
Stocks cancelled on March 19, 2003	(136,500)		(*	)	(*	)	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56	-		-		-		933	-	933
Net loss	-		-		-		-	(463)	(463)

Balance as of June 30, 2003	109,665	$	(*	)	$98		$933	$(541)	$490

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in	Receipts on account	Deficit accumulated During the development	Total Shareholders’ Equity
	Shares	Amount			Capital	of shares	stage	(Deficiency)

Balance as of July 1, 2003	109,665	$	(*	)	$98	$933	$(541)	$490

Issuance of common stock on July 16, 2003, net of issuance expenses of $70	3,628		(*	)	1,236	(933)	-	303

Issuance of common stock on January 20, 2004	15,000		(*	)	-	-	-	(*	)
Issuance of warrants on January 20, 2004 for finder’s fee	-		-		192	-	-	192
Common stock granted to consultants on February 11, 2004	5,000		(*	)	800	-	-	800
Stock based compensation related to warrants granted to consultants on December 31, 2003	-		-		358	-	-	358
Exercise of warrants on April 19, 2004	1,500		(*	)	225	-	-	225

Net loss for the year	-		-		-	-	(2,011)	(2,011)

Balance as of June 30, 2004	134,793	$	(*	)	$2,909	$-	$(2,552)	$357

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

						Deficit
						accumulated	Total
					Additional	During the	Shareholders’
	Common Stock (**)				paid-in	development	Equity
	Shares	Amount			capital	stage	(Deficiency)

Balance as of July 1, 2004	134,793	$	(*	)	$2,909	$(2,552)	$357

Stock-based compensation related to warrants granted to consultants on September 30, 2004	-		-		162	-	162

Issuance of common stock and warrants on November 30, 2004 related to the October 2004 Agreement net of issuance costs of $29	16,250		(*	)	296	-	296
Issuance of common stock and warrants on January 26, 2005 related to the October 2004 Agreement net of issuance costs of $5	21,500		(*	)	425	-	425

Issuance of common stock and warrants on January 31, 2005 related to the January 31, 2005 Agreement	35,000		(*	)	-	-	(*	)
Issuance of common stock and options on February 15, 2005 to former director of the Company	250		(*	)	14	-	14

Issuance of common stock and warrants on February 16, 2005 related to the January 31, 2005 Agreement	25,000		(*	)	-	-	(*	)

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

					Deficit
					accumulated	Total
				Additional	During the	Shareholders’
	Common Stock (**)			paid-in	development	Equity
	Shares	Amount		capital	stage	(Deficiency)

Issuance of warrants on February 16, 2005 for finder fee related to the January 31, 2005 Agreement	-	-		144	-	144

Issuance of common stock and warrants on March 3, 2005 related to the January 24, 2005 Agreement net of issuance costs of $24	60,000	(*	)	1,176	-	1,176

Issuance of common stock on March 3, 2005 for finder fee related to the January 24, 2005 Agreement	9,225	(*	)	(* )	-	-

Issuance of common stock and warrants on March 3, 2005 related to the October 2004 Agreement net of issuance costs of $6	3,750	(*	)	69	-	69

Issuance of common stock and warrants to the Chief Executive Officer on March 23, 2005	12,000	(*	)	696	-	696

Issuance of common stock on March 23, 2005 related to the October 2004 Agreement	1,000	(*	)	20	-	20

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

						Deficit
						accumulated	Total
					Additional	during the	Shareholders’
	Common Stock (**)				paid-in	development	Equity
	Shares	Amount			capital	stage	(Deficiency)

Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $178	-		-		542	-	542

Net loss for the year	-		-		-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*	)	6,453	(4,650)	1,803

Exercise of warrants on November 28, 2005 to finders related to the January 24, 2005 agreement	400		(*	)	-	-	-

Exercise of warrants on January 25, 2006 To finders related to the January 25, 2005 Agreement	50		(*	)	-	-	-

Reclassification of warrants from equity To liabilities due to application of EITF 00-19	-		-		(8)	-	(8)

Net loss for the year	-		-		-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*	)	$6,445	$(7,089)	$(644)

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

								Deficit Accumulated During the Development stage
							Accumulated other comprehensive loss
	Common Stock (**)				Additional paid-in Capital	Receipts on account of shares			Total Shareholders’ Equity

	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*	)	$6,445	$-	$-	$(7,089)	$(644)

Conversion of convertible debenture, net of issuance costs of $440	1,019,815		(*	)	1,787	-	-	-	1,787
Classification of a liability in respect of warrants	-		-		360	-	-	-	360
Classification of deferred issuance expenses	-		-		(379)	-	-	-	(379)

Classification of a liability in respect of options granted to consultants	-		-		116	-	-	-	116

Compensation related to options granted to employees	-		-		2,386	-	-	-	2,386

Compensation related to options granted to Consultants	-		-		938	-	-	-	938
Exercise of warrants related to the April 3, 2006 agreement net of issuance costs of $114	75,692		(*	)	1,022	-	-	-	1,022

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

									Deficit
								Accumulated	Accumulated
					Additional		Receipts	other	During the	Total	Total
	Common Stock (**)				paid-in		on account	comprehensive	Development	Shareholders’	comprehensive
	Shares	Amount			Capital		of shares	loss	stage	Equity	loss

Cashless exercise of warrants related to the April 3, 2006 agreement	46,674		(*	)	(*	)	-	-	-	-
Issuance of common stock on May and June 2007 related to the May 14, 2007 agreement, net of issuance costs of $64	3,126,177		(*	)	7,751		-	-	-	7,751

Receipts on account of shares	-		-		-		368	-	-	368
Cashless exercise of warrants related to the May 14, 2007 issuance	366,534		(*	)	(*	)	-	-	-	-
Issuance of warrants to investors related to the May 14, 2007 agreement	-		-		651		-	-	-	651
Unrealizd loss on available for sale securities	-		-		-		-	(30)	-	(30)	$(30)
Net loss for the year	-		-		-		-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897

Total comprehensive loss											$(8,459)

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in		Receipts on account	Accumulated other comprehensive	Deficit Accumulated During the Development	Total Shareholders’	Total comprehensive
	Shares	Amount			Capital		of shares	loss	stage	Equity	loss

Balance as of July 1, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897
Issuance of common stock related to investors relation agreements	17,500		(*	)	167		-	-	-	167
Issuance of common stock in July 2007 - March 2008 related to the May 14, 2007 Agreement	892,408		(*	)	2,226		(368)	-	-	1,858

Cashless exercise of warrants related to the May 14, 2007 Agreement	1,009,697		(*	)	(*	)	-	-	-	-
Compensation related to options granted to employees	-		-		3,326		-	-	-	3,326
Compensation related to options granted to Consultants	-		-		525		-	-	-	525
Unrealized loss on available for sale securities	-		-		-		-	(216)	-	(216)	$(216)
Net loss for the period	-		-		-		-	-	(7,428)	(7,428)	(7,428)

Balance as of March 31, 2008	6,873,715	$	(*	)	$27,321		$-	$(246)	$(22,946)	$4,129

Total comprehensive loss											$(7,644)

(*) Less than $1.
(**) All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31

	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,428)	$(4,889)	$(22,946)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	39	332
Capital loss	6	20	10
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	168	604
Stock-based compensation to employees	3,326	1,152	5,712
Stock-based compensation to consultants	543	358	2,131
Shares compensation to consultants	190	-	982
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in accounts receivable	287	(190)	(287)
Decrease (increase) in prepaid expenses	(164)	6	(116)
Increase in trade payables	251	70	606
Increase (decrease) in other accounts payable and accrued expenses	(33)	2,100	(146)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	-	-	(2)
Change in fair value of liability in respect of warrants	-	(716)	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	161	128
Amortization of discount and changes in accrued interest from marketable securities	35	-	30
Gain from sale of investments of available for sale securities	(40)	-	(40)
Marketable securities fair value adjustment	65	-	65
Accrued severance pay, net	6	(2)	22

Net cash used in operating activities	(2,867)	(1,723)	(11,717)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	32
Purchase of property and equipment	(738)	(217)	(1,271)
Proceed from sale of property and equipment	-	1	29
Investment in long-term deposits	(83)	(23)	(207)
Repayment of long-term restricted lease deposit	6	-	26
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	1,911	-	1,911
Purchase of know-how	-	-	(2,062)

Net cash provided by (used in) investing activities	1,096	(239)	(5,326)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31

	2008	2007	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$1,838	$4,200	$15,889
Exercise of warrants	-	608	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	(440)	(440)
Repayment of know-how licensors	-	(219)	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	48	-	48
Repayment of long-term loan	(4)	-	(4)

Net cash provided by financing activities	1,882	4,149	18,807

Increase in cash and cash equivalents	111	2,187	1,764
Cash and cash equivalents at the beginning of the period	1,653	2,374	-

Cash and cash equivalents at the end of the period	$1,764	$4,561	$1,764

Supplemental disclosure of non-cash activities:

Classification of liabilities and deferred issuance expenses into equity	$-	$97	$97

Decrease in fair value of marketable securities	$216	$-	$246

Conversion of convertible debenture	$-	$2,227	$2,227

Issuance of shares in consideration of accounts receivable	$20	$-	$20

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and liabilities assumed at the acquisition date:

Working capital (excluding cash and cash equivalents)			$(427)
Long-term restricted lease deposit			19
Property and equipment			130
In-process research and development write-off			246

			$(32)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL

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

B.

The Company is devoting substantially all of its efforts towards conducting research and development of Mesenchymal stem cell production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 “Accounting and reporting by Development stage Enterprises”. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $22,946 through March 31, 2008 and incurred net loss of $7,428 and negative cash flow from operating activities in the amount of $2,867 for the nine months ended March 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

D.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared as of March 31, 2008, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual report on Form 10-KSB for the year ended June 30, 2007.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL (CONT.)

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

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES

a.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of June 30, 2007 are applied consistently in these consolidated financial statements, except as detailed below:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c.	Impact of recently issued accounting standards (cont.)

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

3. SFAS No. 160:

In December 2007 the FASB issued SFAS No. 160 “Non-Controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after July 1, 2008. The Company currently owns 100% of its subsidiary and as such, adoption of SFAS 160 is not expected to have a significant impact on its financial position and results of operation.

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

5. SAB 110:

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – MARKETABLE SECURITIES

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. As of March 31, 2008 all marketable securities were designated as available for sale. According to FASB Staff Position No. 115-1 “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) an investment is considered impaired if the fair value of the investment is less than its cost. If after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be permanent then an impairment loss should be recognized.

In the period of the nine months ended March 31, 2008, the Company determined that the impairment of the value of its investment in marketable securities includes a permanent impairment in the amount of $65. Consequently, the Company recognized $65 as impairment loss.

NOTE 4: – COMMITMENTS AND CONTINGENCIES

According to a supplement to the original facilities lease agreement, signed on June 12, 2007, the subsidiary has issued on January 22, 2008 a bank guarantee in favor of the lessor in the amount of $70 (in addition to the bank guarantee in the amount of $24 that was previously issued), and pledged an additional deposit in that amount with the bank.

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS

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

B.	On July 9, 2001, the Company issued 175,500 shares of common stock in consideration for $2.5, which was received on July 27, 2001.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

1.

On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures”), for gross proceeds of $3,000. In conjunction with this financing, the Company issued 236,976 warrants exercisable for three years at an exercise price of $15. The Company paid a finder’s fee of 10% in cash and issued 47,394 warrants exercisable for three years, half of which are exercisable at $15 and half of which are exercisable at $15.4. The Company also issued 5,000 warrants in connection with the separate finder’s fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $15.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

Till November 9, 2006 all of the convertible debentures, which were issued on April 3, 2006, were converted into 969,815 shares. As a result an amount of $1,787 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951), convertible debenture ($202), accrued interest ($74) net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

Pursuant to an investor relation agreements dated April 28, 2006 and August 2006 the Company paid in cash an amount of $440 on October 19, 2006 and issued 50,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Convertible Debenture as agreed to by the parties.

During the year ended June 30, 2007, 186,529 of the warrants which were issued on April 3, 2006, were exercised. 75,692 warrants were exercised into shares in consideration for $1,022 (net of cash exercise costs of $114), and 110,836 warrants were exercised cashless into 46,674 shares.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

During July and August 2007, under May 2007 Agreement, the Company issued additional 273,828 shares of the Company’s common stock and 273,828 warrants to purchase the Company’s common stock in consideration for $685. The consideration was paid partly prior to the issuance of the shares in the year ended June 30, 2007 ($368) and was recorded as receipts on account of shares and the balance was paid during July and August 2007.

As part of May 2007 agreement, the Company signed an escrow agreement according to which, the Company granted an option to an investor to invest, under the same conditions defined in May 2007 agreement up to $5,000 which will be paid in monthly instalments over 10 months starting six months subsequent to the closing date. According to the agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount will be cancelled. As a result of this agreement, the Company issued 618,580 shares of the Company’s common stock and 618,580 warrants to purchase the Company’s common stock in consideration for $1,541 (net of cash issuance costs of $5). As of March 31, 2008 the option was cancelled.

The total proceeds related to the May 2007 Agreement accumulated as of March 31, 2008 were $9,977 (net of cash issuance costs of $69), and 4,018,585 shares and 4,018,585 warrants were issued.

Pursuant to the agreement the Company issued 268,420 warrants to finders as finders’ fee. The warrants are exercisable for five years from the date of grant at an exercise price of $2.5.

As of March 31, 2008 and June 30, 2007, 1,861,818 and 500,000 warrants related to the May 2007 Agreement were exercised cashless for 1,376,231 and 366,534 shares respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

P.

During July and September 2007, the Company issued 10,000 common stocks to service providers pursuant to an investor relations agreements, whereby the services will be provided to the Company for a period of 6 month in consideration for a monthly retainer payments and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stocks, amounted to $149.

On January 12, 2008 one of the investor relations’ agreements was renewed. As such, and according to the renewed agreement, the Company should issue additional 15,000 shares of common stock to the service provider. The fair value of the stocks at the renewal agreement date amounted to $22. According to EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the Company should recognize expense as services are received. Consequently, total compensation amounted to $171 and $26 was recorded as an operating expense in the statement of operations for the nine months and three months period ended March 31, 2008, respectively.

Q.

In February 2008, the Company issued 7,500 common stocks to a service provider as compensation for carrying out investor relation’s activity. Total compensation, measured as the grant date fair market value of the stocks, amounted to $18 and was recorded as an operating expense in the statement of operations for the nine months and three months ended March 31, 2008.

R.

In February 2008, the Company entered into an investor relation’s agreements pursuant to which, the service will be provided to the Company in consideration for a monthly retainer payment and for a monthly issuance of 500 shares of common stock of the Company. Till March 31, 2008 the Company did not issue any share related to this agreement. Accordingly, as of March 31, 2008, the Company recorded the fair value of the stocks at each grant date in the amount of $1 as operating expenses in the statement of operation.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	Options to employees and consultants:

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

On August 29, 2007, the Company granted 10,000 performance-based options to an employee. The vesting schedule of these options will start once the Company obtains certain milestone as defined in the agreement, and only if it will be achieved within one year from the date of grant. The vesting period will be in accordance with the schedule specified in 2005 option plan. As of March 31, 2008 the employee was no longer employed by the Company. Consequently, these performance-based options were forfeited and no expenses were recorded regarding these options.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	Options to employees and consultants (cont.):

Options to employees (cont.):

A summary of the Company’s share option activity for options granted to employees under the plans is as follows:

	Nine months ended March 31, 2008

	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding at beginning of year	1,260,215	$5
Options granted	508,750	5

Options forfeited	(51,538)	8.9

Options outstanding at end of the period	1,717,427	$4.9	8.87	$-

Options exercisable at the end of the period	759,737	$4.7	8.35	$-

Options vested and expected to vest	1,699,543	$4.9	8.86	$-

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company’s outstanding options to employees as of March 31, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Ordinary Shares	Options Exercisable	Weighted average remaining contractual terms

$3.5	979,697	583,935	8.64

$3.72 - $3.8	31,292	20,782	8.15

$4	42,500	29,377	8.55

$4.38 - $4.4	473,246	65,563	9.29

$6.8	36,250	-	9.63

$8.2	55,000	16,044	9.42

$20	99,329	43,923	8.86

$24	113	113	0.01

	1,717,427	759,737

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,

	2008	2007	2008	2007	2008

Research and development expenses	$1,207	$284	$205	$236	$1,910

General and administrative expenses	2,119	868	801	599	3,802

	$3,326	$1,152	$1,006	$835	$5,712

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	Options to employees and consultants (cont.):

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

On December 26, 2007 the Company granted 15,000 options exercisable at a price of $4.38 per share to the Company’s consultants under the 2005 Plan. The fair value of these options at the grant date was $63. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4%, expected dividend yield of 0%, expected volatility of 128%, and a weighted-average contractual life of the options of up to 10 years.

The Company applied the guidance of EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” and recognized expenses and offset credit to equity as service were received. As a result, amount of approximately $18 was recorded as operating expenses in the statement of operations for the nine months ended March 31, 2008.

A summary of the Company’s share option activity related to options to consultants is as follows:

	Nine months ended March 31, 2008

	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding at beginning of year	164,596	$10.8
Options granted	40,000	3.2
Options forfeited	(11,750)	20.2

Options outstanding at end of the period	192,846	$8.6	6.6	$-

Options exercisable at the end of the period	126,417	$7.6	5.2	$-

Options vested and expected to vest	192,846	$8.6	6.6	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 5: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	Options to employees and consultants (cont.):

Options to consultants (cont.):

The Company’s outstanding options to consultants as of March 31, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Ordinary Shares	Options Exercisable	Weighted average remaining contractual terms

$2.5	50,000	50,000	2.08

$3.5	52,500	30,645	8.82

$3.8	5,000	3,131	8.75

$4.38 - $4.4	25,500	10,500	7.96

$20	59,000	31,295	7.76

$60	846	846	0.22

	192,846	126,417

Compensation expenses related to options granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,

	2008	2007	2008	2007	2008

Research and development expenses	$163	$358	$16	$297	$1,499

General and administrative expenses	380	-	41	-	632

	$543	$358	$57	$297	$2,131

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name – PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 6: – SUBSEQUENT EVENTS

On May 5, 2008 an increase in the authorized number of shares of the Company’s common stock from 7,000,000 shares to 30,000,000 shares was approved by a majority of the Company’s stockholders.

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

From May 2003 until March 2006, our business was focused on the development of stem cell production technology. Originally, our plan was to develop that technology to the point where we could license it to medical scientists and practitioners for their use in producing cell therapy products for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Instead of looking to license our stem cell production technology, we decided to focus on developing the technology with the goal of producing cell therapy products ourselves for sale in the marketplace. On July 5, 2006 and October 16, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our preclinical study of bone marrow transplantation: The preclinical study showed that by adding PLX-I (PLacenta eXpanded cells) to Umbilical Cord Blood (UCB) stem cells during Bone Marrow Transplantation (BMT), hematopoietic stem cell engraftment in mice showed up to a 500% increase in engraftment after irradiation and chemotherapy. On January 8, 2008 we announced that we achieved favorable results in demonstrating a revascularization effect after using our propriety PLX-PAD cells for the treatment of limb ischemia associated with peripheral artery disease (PAD). On April 7, 2008, we announced that the results from Fraunhofer Institute’s additional pre-clinical study utilizing our proprietary PLX cells in treating ischemic stroke showed statistical significance utilizing functional as well as anatomical endpoints.

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

On May 5, 2008 an increase in the authorized number of shares of our common stock from 7,000,000 shares to 30,000,000 shares was approved by a majority of our stockholders.

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

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2007.

We have not generated any revenues, and we have negative cash flow from operations of $11,717,000 and have accumulated a deficit of $22,946,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our operating expenses in the next twelve months to be approximately $5,000,000. These expenses do not include any stock based compensation measured in accordance to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Research and Development

Research and development expenses net for the nine months ended March 31, 2008 increased by 122% to $3,057,000 from $1,378,000 for the nine months ended March 31, 2007. The increase is primarily attributable to the increase in stock-based compensation to employees and consultants from $642,000 to $1,370,000, and due to the increase in salary expenses and subcontractor expenses attributed to the increase in the number of employees and research activity as part of our progress towards clinical trials.

Research and development expenses net for the three months ended March 31, 2008 increased by 43% to $1,186,000 from $829,000 for the three months ended March 31, 2007. The increase is due to the increase in salary expenses and subcontractor expenses attributed to the increase in the number of employees and research activity as part of our progress towards clinical trials, deducted with the decrease in stock-based compensation to employees and consultants in the amount of $311,000.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2008 increased by 133% to $4,648,000 from $1,998,000 for the nine months ended March 31, 2007. The increase in general and administrative expenses is primarily attributable to the increase in stock-based compensation to employees and consultants which increased from $868,000 to $2,499,000, and to an increase of legal and investor relations expenses.

General and administrative expenses for the three months ended March 31, 2008 increased by 38% to $1,563,000 from $1,136,000 for the three months ended March 31, 2007. This resulted from the increase in stock-based compensation to employees and consultants from $594,000 to $841,000, and from an increase of legal and investor relations expenses.

Financial Income, net

The decrease in financial income from $450,000 for the nine months ended March 31, 2007 to $277,000 for the nine months ended March 31, 2008, was as a result of a decrease in the fair value of warrants that was recorded in the previous year as financial income.

Net Loss

Net loss for the nine and three months ended March 31, 2008 was $7,428,000 and $2,618,000, respectively, as compared to net loss of $4,889,000 and $3,922,000 for the nine and three months ended March 31, 2007. Net loss per share for the nine and three months ended March 31, 2008 was $1.19 and $0.39, respectively, as compared to $5.14 and $2.93 for the nine and three months ended March 31, 2007. The net loss increased mainly due to the increase in stock-based compensation to employees and consultants in the amount of $2,359,000, and an increase in our operating expenses as a result of moving forward with our research and development plan, the increase was set off by know-how write-off in the amount of $1,962,500 which was recorded on March 2007. The net loss per share decreased as a result of the increase in our weighted average number of shares due to the issuance of additional shares in a private placement, as discussed further below.

Liquidity and Capital Resources

As of March 31, 2008, total current assets were $3,859,000 and total current liabilities were $982,000. On March 31, 2008, we had a working capital surplus of $2,877,000 and an accumulated deficit of $22,946,000. We finance our operations and plan to continue doing so with stock issuances and with the participation of the Office of the Chief Scientist.

Cash and cash equivalents as of March 31, 2008 amounted to $1,764,000. This is an increase of $111,000 from the $1,653,000 reported as of June 30, 2007. In addition to the cash and cash equivalents, we had marketable securities in the amount of $1,571,000 as of March 31, 2008 (marketable securities on June 30, 2007 were in the amount of $3,758,000). Cash balances increased in the nine months ended March 31, 2008 for the reasons presented below:

Operating activities used cash of $2,867,000 in the nine months ended March 31, 2008. Cash used by operating activities in the nine months ended March 31, 2008 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers.

Investing activities provided cash of $1,096,000 in the nine months ended March 31, 2008. This resulted primarily from proceeds from sale of marketable securities in the amount of $1,911,000 deducted by costs associated with upgrading our facilities to Good Manufacturing Practice, or GMP, standard facilities in the amount of $738,000.

Financing activities generated cash amount of $1,882,000 during the nine months ended March 31, 2008 resulting primarily from receiving cash from investors related to the May 14, 2007 private placement.

We obtained funds to carry on our business from private placements. On May 14, 2007, we closed a private placement (“Private Placement”) consisting of up to 5,400,000 units of our securities at a price of $2.50 per unit. Each unit consists of one common share and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of our common stock at a price of $5 per share for a period of five years. Of the aggregate purchase price of $13,500,000, we received $8,183,400 at closing and $316,600 during July and August 2007, with the balance to be paid in monthly installments over 10 months starting six months from closing at a certain investor’s option according to an agreement signed on May 17, 2007 (“May 17 Agreement”). According to the May 17 Agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount (the “Option”) will be cancelled immediately. As of March 31, 2008, pursuant to the May 17 Agreement, $1,546,450 was received from assignees of the investor, and in return, 618,580 shares of the Company’s common stock and 618,580 warrants to purchase the Company’s common stock were issued. As of March 31, 2008, in accordance with the May 17 Agreement, the Option was cancelled. As a result, the total proceeds related to the Private Placement accumulated as of March 31, 2008 were $10,046,450, and 4,018,585 shares and 4,018,585 warrants were issued.

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

In our management’s opinion, we expect to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

—	To start the first Phase I clinical trial with PLX-PAD after Food and Drug Administration or EMEA approval.

—	To Submit IND/IMPD for additional clinical indication

—	Optimize our 3-D PluriXTM Bioreactor System – We have made progress using the 3-D environment of the PluriXTM Bioreactor System to produce a dense population of stromal supporting cells; however, we must continue to try to optimize the system in order to achieve production capabilities.

—	Improve the analytical methods of our technology and processes.

Outlook

We believe that we have sufficient funds to operate for at least two fiscal quarters. Management believes that we will need to raise additional funds before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt. There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. Critical and significant accounting policies are described in our latest audited financial statements and in our interim financial statements as of March 31, 2008.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January and April 2008, we sold and issued 149,000 units, each consisting of one share of common stock and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of common stock at a price of $5 per share for a period of five years. In consideration, we received an aggregate of $372,500 in cash. This issuance was made pursuant to the terms of our Private Placement and the May 17 Agreement.

On April 2, 2008 we issued 26,517 shares as a result of a cashless exercise of 30,650 warrants related to the May 2007 Agreement.

In February 2008, we entered into an agreement pursuant to which we issued 7,500 shares of our common stock to an investor relations service provider as a consideration for his services.

On April 4, 2008 we entered into a consulting services agreement, pursuant to which we issued 50,000 shares of our common stock to a consultant in consideration for his services.

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

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman —————————————— Zami Aberman, Chief Executive Officer (Principal Executive Officer) Date: May 14, 2008

By: /s/ Yaky Yanay —————————————— Yaky Yanay, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: May 14, 2008