Form 10-K
period 2008-06-30
PLURISTEM THERAPEUTICS INC
filed 2008-09-29
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.

(Name of registrant as specified in its charter)

Nevada	98-0351734

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 20, Haifa, Israel	31905

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number 011-972-74-7107171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, par value $0.00001	Name of each exchange on which registered Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$22,053,393

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

8,369,870 as of September 9, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discuss and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, progress in our efforts to begin clinical trials and achieve regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described at the end of Item 1, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, unless otherwise indicated.

PART I

Item 1. Business.

Corporate History

We are engaged in the business of the development of stem cell production technology and the development and commercialization of cell therapy products. We were incorporated in the State of Nevada under the name “A.I. Software, Inc.” on May 11, 2001. On June 10, 2003, we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As a result, Pluristem, Ltd. became our wholly owned subsidiary as of June 10, 2003.

On June 25, 2003, we changed our name from “A.I. Software, Inc.” to “Pluristem Life Systems, Inc.” From May 2003 until March 2006, our business was focused on the development of stem cell production technology. In 2003, our plan was to develop that technology to the point where we could license it to medical scientists and practitioners for their use in producing cell therapy products for sale in the marketplace. On March 6, 2006, we announced that our company was taking a new direction. Instead of looking to license our stem cell production technology, we decided to focus on developing the technology with the goal of producing cell therapy products ourselves for sale in the marketplace. On July 5, 2006 and October 16, 2006, we announced that our subsidiary, Pluristem Ltd., achieved a breakthrough in our preclinical study of bone marrow transplantation: The preclinical study showed that by adding PLX (PLacenta eXpanded cells) to Umbilical Cord Blood (UCB) stem cells during Bone Marrow Transplantation (BMT), hematopoietic stem cell engraftment in mice showed up to a 500% increase in engraftment after irradiation and chemotherapy. On January 8, 2008 we announced that we achieved favorable results in demonstrating a revascularization effect after using our propriety PLX-PAD cells for the treatment of limb ischemia associated with peripheral artery disease (PAD). On April 7, 2008, we announced that the results from Fraunhofer Institute’s (Germany) additional pre-clinical study utilizing our proprietary PLX cells in treating ischemic stroke showed statistical significance utilizing functional as well as anatomical endpoints.

On November 23, 2007, we changed our name to Pluristem Therapeutics Inc.

On December 10, 2007, our shares of common stock began trading on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, our shares also began trading on the Frankfurt Stock Exchange, under the symbol PJT.

Our Current Business

Pluristem Therapeutics Inc. is a bio-therapeutics company dedicated to the commercialization of non-personalized (allogeneic) cell therapy products for the treatment of several severe degenerative, ischemic and autoimmune disorders. The Company is developing a pipeline of products, stored ready-to-use, that are derived from human placenta, a non-controversial, non-embryonic, adult stromal cell source.

These placental adherent stromal cells (ASCs) are expanded in the Company’s proprietary PluriXTM three-dimensional bioreactor, which imitates the natural microstructure of bone marrow and does not require supplemental growth factors or other exogenous materials. Pluristem believes that the resultant PLX (PLacental eXpanded) cells’ efficacy may be related to the secretion of cytokines or other potent immune modulators. Furthermore, PLX cells are immune privileged and have immunomodulatory properties, thus protecting the recipient from immunological reactions that often accompany transplantations.

Pluristem’s first product in development, PLX-PAD, is intended to improve the quality of life of millions of people suffering from peripheral artery disease (PAD). The Company’s products in development also include PLX-IBD, targeting Inflammatory Bowel Disease (IBD); PLX-MS, targeting Multiple Sclerosis; PLX-BMT, targeting the global shortfall of matched tissue for bone marrow transplantation (BMT) by improving the engraftment of hematopoietic stem cells (HSCs) contained in umbilical cord blood; and PLX-STROKE, targeting ischemic stroke.

Medical Background

Stem Cells

Unspecialized cells that can renew themselves for long periods through cell division and have the ability to differentiate into specialized cells are called stem cells. Stem cells are separated from other cells within the body by three general properties: (1) they are capable of self-division and self-renewal over long time periods; (2) they are unspecialized; and (3) they can give rise to specialized cells. Stem cells offer the possibility of renewable sources of replacement cells and new tissues to treat many kinds of diseases, conditions, and disabilities. All stem cells originate from three places: (1) certain adult tissues (adult); (2) UCB (umbilical); and (3) the human embryo (embryonic). Stem cells obtained from a person after birth are adult stem cells and are found within various tissues that make up the body. These stem cells act as a repair and maintenance systems, dividing regularly to provide the body with specialized cells to take the place of those that perish. Pluristem’s technology employs only adult adherent stem cells from the placenta.

Critical Limb Ischemia

Peripheral artery occlusive disease (PAOD), also known as peripheral vascular disease (PVD) or, more commonly, PAD is a overall term for diseases caused by the obstruction of large peripheral arteries resulting from atherosclerosis or other inflammatory processes that can lead to Acute or Chronic Ischemia. Critical Limb Ischemia (CLI) is the severe subset and natural endpoint of PAD.

PAD, and CLI as the natural endpoint of PAD, is aggravated by conditions such as hypercholesterolemia, smoking and diabetes with the incidence doubling in patients with these risk factors. Utilizing the commonly used Fontaine classification of the severity of PAD, CLI falls within Fontaine’s Grade III (pain at rest) or Grade IV (tissue necrosis and is manifested clinically as rest pain in the affected limb, nonhealing wounds (because of the increased metabolic requirements of wound healing) or tissue necrosis (gangrene). The severity of the manifestations is often a reflection of the degree of obstruction in the arterial perfusion of the extremity.

Analysis of data from the 1999–2000 National Health and Nutrition Examination Survey indicates that 4.3% of the American population over 40 years of age, or approximately seven million people, suffer from PAD. PAD increases significantly with age, rising to as high as approximately 20% of the population of those over the age of seventy which has resulted in a growing market for therapies intended to treat this disorder. It has been estimated that CLI affects approximately 1.1 million US patients and is anticipated to grow to approximately 1.4 million patients by 2015 according to The Sage Group Report of September 12, 2005.This could result in approximately 160,000 to 200,000 PAD-amputations performed annually in the United States.

Bone Marrow Transplantation (BMT)

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

We plan to produce and sell stem cell products for use in bone marrow transplants. There are presently between 40,000 to 50,000 bone marrow transplants performed annually in the United States and Europe. Furthermore, most of these 40,000 to 50,000 bone marrow transplants are allogeneic transplants, requiring patients to locate donors with compatible hematopoietic stem cells. Therefore, if we succeed in developing stem cells that will be compatible with more patients, the number of potential bone marrow transplants in the United States and Europe would significantly increase.

Presently, standard bone marrow transplant procedures cost approximately $100,000 per patient. If we are successful in developing our technology and products so that donor searches and repeat procedures are reduced, the annual expenditures for bone marrow transplant procedures may significantly decrease.

Stroke

Stroke causes 9% of all deaths around the world. The proportion of deaths caused by stroke is 10–12% in western countries, and 12% of these deaths are in people less than 65 years of age. However, because of the burgeoning elderly population in western societies, the estimation is that by 2030 stroke-related disability in western societies will be ranked as the fourth most important cause of disability-adjusted life-years.

Even though there has been a constant reduction in stroke mortality in developed countries during the past 50 years (a relative reduction of about 1% per year until the late 1960s followed by a steeper fall of as much as 5% per year), there is less certainty about trends in developing countries. The most plausible explanation for the reduction in mortality in western countries is improved control of stroke risk factors (especially high blood pressure and cigarette smoking) combined with a parallel improvement in living standards.

Risk factors for stroke can be broadly classified as modifiable or fixed. Some modifiable risk factors (such as hypertension, diabetes, and smoking) are common and affect health in several ways, providing opportunities to modify risk in large numbers of people. Other risk factors, such as atrial fibrillation and transient ischemic attacks (TIAs), are less prevalent and more specific than the common risk factors for stroke. Risk factors that have been identified explain only about 60% of the attributable risk, whereas more than 90% of ischemic heart disease is explained by identifiable risk factors. Investigation is needed to identify the risk factors that account for the 40% gap, some of which might be genetic.

The distinction between symptomatic cerebral ischemic events that last 24 hours or less (TIAs) and events of longer duration (stroke) is entirely arbitrary. Permanent tissue damage can be seen with MRI in at least 25% of patients with TIAs and some have argued that a new definition of TIAs incorporating such imaging findings is needed. Authorities believe that the diagnosis of symptomatic cerebral ischemic events remains essentially clinical and should trigger an appropriate emergency response in the community, from primary care physicians through to those in emergency departments. Response should be based on the clinical features of an individual case (for instance, the ABCD2 score based on age [A], blood pressure [B], clinical features [C], and duration of symptoms [D], and the role of imaging is to eliminate other causes and help to stratify the risk of early recurrence.

Worldwide, stroke consumes about 2% to 4% of total health-care costs, and in industrialized countries medical treatment for stroke accounts for more than 4% of direct health-care costs. (American Heart Association. Heart and Stroke Facts Statistics. Dallas: American Heart Association, 1997,and HM, Thrift AG, Mihalopoulos C, et al. Cost of stroke in Australia from a societal perspective: results from the North East Melbourne Stroke Incidence Study (NEMESIS). Stroke 2001; 32: 2409-2416).

Inflammatory Bowel Disease (IBD)

Ulcerative colitis and Crohn’s disease, known collectively as inflammatory bowel disease (IBD), sufferers experience a range of gastrointestinal symptoms, including diarrhea, rectal bleeding and abdominal pain resulting in weight loss as well as other extraintestinal manifestations such as skin and eye disorders. Children with IBD suffer delayed growth and sexual maturation. Ulcerative colitis is restricted to the colon and primarily affects the mucosa while Crohn’s disease can affect all regions of the gastrointestinal tract. Crohn’s disease extends across the full thickness of the intestinal wall causing either strictures resulting in obstruction or fistulas in which adjacent tissue become interconnected. Because IBD is chronic and typically has an onset before 30 years of age, patients generally require lifelong treatment.

IBD is a disease of complex etiology and its cause has long been incompletely understood. One concept that has emerged is that uncontrolled inflammation results from an inappropriate response of the intestinal mucosal immune system to otherwise innocuous luminal antigens in a genetically susceptible host. This is supported by the recent identification of a Crohn’s Disease susceptibility gene in chromosome 16 that codes for the NOD2/CARD 15 protein, a cytoplasmic protein involved in the recognition of bacterial components. Thus, it is currently believed that loss of tolerance against the indigenous enteric flora is the central event in IBD pathogenesis. Various complementary factors probably contribute to the loss of tolerance to commensal bacteria in IBD. They include defects in regulatory T-cell function and excessive stimulation of mucosal dendritic cells.

IBD currently affects 0.5-1% of the Western world’s population. This translates to over one million people in America (525,000 Ulcerative Colitis, 490,000 Crohn’s Disease) and four million people worldwide (Stenson WF. Inflammatory bowel disease. In: Yamada T, ed. Textbook of gastroenterology. 2d ed. Vol 2. Philadelphia: Lippincott, 1995:1748-1805).

Multiple Sclerosis (MS)

Multiple sclerosis (MS) is a chronic inflammatory disease characterized by demyelinating lesions in the brain, spinal cord, and optic nerves. The term multiple sclerosis refers to two characteristics of the disease: the numerous affected areas of the brain and spinal cord producing multiple neurological symptoms that accrue over time and the characteristic plaques or sclerosed areas that are the hallmark of the disease.

MS is the one of the leading causes of neurological disability in young adults, second only to traumatic accidents. Certain factors are highly correlated with the risk of developing MS. The disease is usually diagnosed in patients between ages 20 and 45 years and only 5% of people diagnosed with MS are younger than 10 or older than 50. More women are afflicted than men, at a ratio of 2:1. However, men are usually diagnosed at a later age and are more likely to develop the progressive form of the disease. In addition, people who live farther away from the equator are more at risk. Ethnic differences in prevalence of the disease also exist with MS more frequently affecting whites of Scandinavian ancestry than other ethnic groups. Genetics has a role with MS occurring in relatives of patients more often than in the general population.

The exact causes of MS are not known. Most experts agree that MS is probably caused from an altered immune system, an environmental exposure (i.e., infectious agent), or both. Evidence showing that the immune system has a major role in the pathogenesis of MS is overwhelming. Based on this theory, MS results from an autoimmune attack against self-myelin or self-oligodendrocyte antigens by macrophages, killer T cells, lymphokines, and/or antibodies when they cross into the brain.

Other research suggests that environmental exposures may promote MS, possibly due to one or more viruses. These viruses include measles, mumps, rubella, varicella, and Epstein-Barr and may be involved in the pathogenesis of MS in several ways: (1) Transient or persistent infection outside the central nervous system (CNS) may activate autoreactive T cells. (2) Alternatively, transient CNS infection may initiate a cascade of events that fosters autoimmunity. (3) Recurrent CNS infections may precipitate repeated inflammation and demyelination, or (4) persistent CNS viral infection may incite inflammatory reactions detrimental to oligodendrocytes or directly injure them. However, to date, no infectious agent has been identified as a causal agent in MS.

It is estimated that between 250,000 and 350,000 persons in the United States have MS, and nearly 200 new cases of MS are diagnosed each week (Ryan M, Piascik P. Providing pharmaceutical care to the multiple sclerosis patient. J Am Pharm Assoc. 2002;42:753-766).

Our Technology and Products

Our Company is dedicated to the commercialization of non-personalized (allogeneic) cell therapy products. We are expanding non-controversial placental-derived adherent stromal cells (ASCs) via a proprietary 3D process, termed PluriX™, into therapeutics for a variety of degenerative, malignant and autoimmune disorders.

The PluriX™ imitates the natural microstructure of bone marrow and does not require supplemental growth factors or other exogenous materials. We believe that the resultant PLX (PLacental eXpanded) cells’ efficacy may be related to the secretion of cytokines or other potent immune modulators. Furthermore, PLX cells are immune privileged and have immunomodulatory properties, thus protecting the recipient from immunological reactions that often accompany transplantations.

Our Unique Cell Source and PluriX™ Bioreactor System

Pluristem retrieves adherent stromal cells from the placenta (obtained after birth) and places these cells in its PluriX™ Bioreactor System. Our proprietary PluriX™ Bioreactor is used to promote the growth and reproduction of the cells. The cells are then separated from the three-dimensional culture.

Our PluriX™ Bioreactor System uses a three-dimensional system of stromal cell cultures and substrates to create an artificial physiological environment where placental stem cells can naturally grow and reproduce outside of the human body without any use of exogenous biologics or pharmacologicals. Using a natural growth mechanism eliminates the risk of genetic instability. Unlike conventional two dimensional culturing methods, our three-dimensional microenvironment closely resembles the structure and function of the body’s bone marrow environment. Our system aims to “trick” stem cells into growing and reproducing in the same way they would in living organs. Because the size and scale of the PluriX™ Bioreactor is larger than that of human bone marrow, stem cell growth can be greatly expanded.

PLX-PAD

We are developing PLX-PAD cells as an allogeneic therapeutic product to treat critical limb ischemia (CLI) which results from peripheral artery disease (PAD). Like all of our other stem cells, , PLX-PAD cells are to be stored “ready to use” and shipped to hospitals and clinics for use as an intra-muscular treatment for the affected limb of a patient suffering from CLI. Pluristem has completed an initial proof of concept pilot study and two efficacy studies in mice regarding hind limb ischemia. We are planning to initiate Phase I/II clinical trials with PLX-PAD both in the Europe and the US in late 2008, subject to regulatory approval, for the indication of CLI. In addition, safety and biodistribution studies in NOD/SCID mice are currently underway. These studies have indicated a statistically significant increase in new vessel formation (angiogenesis) and blood flow in an affected limb treated with PLX-PAD cells.

PLX-BMT

We are developing PLX-BMT cells as an allogeneic therapeutic product to supplement the UCB hematopoietic stem cells with supportive cells (adherent stromal cells ), with the goal of improving the effectiveness of engraftments and shortening patient recovery times. Following production, PLX-BMT cells are to be stored “ready to use” and shipped to hospitals or clinics for use as an adjuvant therapy in a UCB transplant. Once matched cord blood is found (which is believed to be available in approximately 95% of patients), PLX-BMT cells would be ready for use immediately upon arrival at the hospital, where they would be injected into the patient a few hours prior to the UCB injection to improve the engraftment process. Additionally, multiple PLX-BMT injections may be able to “boost” engraftment of the hematopoietic stem cells found in UCB. Recently published study results show that sufficient engraftment is possible with the limited number of hematopoietic stem cells available in a single UCB source.

We have performed preclinical trials on non-obese, diabetic, severe combined immunodeficient mice (NOD SCID mice). Preclinical results to date document that adding PLX- BMT to UCB stem cells during the engraftment of BMT human cells in NOD SCID mice showed up to a 500% increase in engraftment after irradiation and chemotherapy treatment.

PLX-STROKE

We are developing PLX-STROKE cells as an allogeneic therapeutic product to treat the functional abnormalities resulting from ischemic stroke.

Pluristem, through collaborators at the Fraunhofer Institute for Cell Therapy and Biology, Leipzig, Germany, has completed a proof of principle study in mice to support the eventual initiation of clinical trials with PLX-STROKE cells for the indication of functionally improving the neurological impairments of stroke. Our studies have indicated a functional improvement in those study animals receiving PLX-STROKE cells.

PLX-IBD

We are developing PLX-IBD cells as an allogeneic therapeutic product to treat inflammatory bowel disease (IBD).

Pluristem has completed a proof of principle study where IBD was induced in mice using the intra-rectal administration of trinitrobenzene sulphonic acid (TNBS). The study was done to support the eventual initiation of clinical trials with PLX-IBD for the treatment of IBD. Our studies have indicated that those study animals receiving PLX-IBD had a statistically significant improvement in the intestinal inflammatory reaction as measured histologically versus those study animals receiving a placebo.

PLX-MS

We are developing PLX-MS cells as an allogeneic therapeutic product to treat multiple sclerosis (MS).

Pluristem has completed a proof of principle study in mice where experimental autoimmune encephalitis (EAE) was induced via immunization with the MOG35-55 protein. EAE is an autoimmune inflammatory disease of the CNS that is mediated by T-cells and macrophages and represents the paradigmatic model for multiple sclerosis (MS). The study was done to support the eventual initiation of clinical trials with PLX-MS for the treatment of MS. Our studies have indicated that in those study animals receiving PLX-MS utilizing the functional EAE score, PLX-MS prevented the appearance of clinical symptoms and other signs associated with MS. The treated animals exhibited a statistically significant improvement in the EAE inflammatory reaction as measured histologically versus those study animals receiving a placebo.

Intellectual Property

Our success will depend in part on our ability to protect our technology and products with patents. Our technology is patented in Australia, Russia, New Zealand and South Africa and we have patents pending in the U.S., Canada, Japan, Mexico and elsewhere. These patents will begin to expire in 2020.

The patents included in our portfolio address the composition, processes and therapeutic use of adherent stromal cells. We are committed to protecting our intellectual property position and to aggressively pursue our patent portfolio.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field. We are in the final stage of building our ability to manufacture clinical grade ASCs in-house. To protect this non-patentable know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

We fully own our intellectual property and we have no obligations to pay royalties to any third party.

The patent approval process is complex and results are therefore highly uncertain. No assurance can be given that any of our pending patent applications or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages , that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States are not publicly disclosed until patents are issued, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others pursuant to such applications.

Research and Development

We have spent on research and development $4,393,000 and $2,549,000 on fiscal year 2008 and 2007, respectively.

Foundational Research. Our core technology the PluriX™ Bioreactor system was developed by Dr. Meretzki of the Technion – Israel Institute of Technology’s Rappaport Faculty of Medicine. Dr. Meretzki also worked in close collaboration with Professor Dov Zipori and Dr. Avinoam Kadouri of the Weizmann Institute of Science. Professor Zipori specializes in cultures and stromal cells and Dr. Kadouri specializes in the planning and creation of bioreactors.

Ongoing Research and Development Plan.

On July 9,2007 we announced that we were entering into Collaborative Research Agreement with the Center for Regenerative Therapies at Charite University Hospital of Berlin (BCRT). Pluristem and BCRT are collaborating on a variety of indications utilizing adherent stromal cells derived from the placenta that have been expanded in the Company’s proprietary bioreactor. The initial focus of the collaboration is on neurological and autoimmune disorder indications such as Multiple Sclerosis. The agreement also covers organ transplantation and cardiovascular indications such as inflammatory cardiomyopathy. According to the agreement we will be the exclusive owner of the technology and any products produced as a result of the collaboration.

Our manufacturing facilities are placed in Haifa, Israel. The manufacturing facility has been approved as a Good Manufacturing Practices (GMP) standard site for the purpose of manufacturing PLX cells. The R&D and manufacturing facilities include 7,000 square feet in total.

We receive the placentas used for our research activities from one hospital in Israel. Any medical waste related to the use of placentas is treated in compliance with environmental laws and standards.

Once we have completed products ready for commercialization, we will evaluate our various sale and marketing alternatives, including licensing of our technology to other companies, manufacturing and direct sales or entering into marketing collaborations.

Employees

We presently have 21 full-time employees and 1 part-time employee in research and development and 5 full-time employees and 2 part time employees in management. We presently also have 1 full-time employee in the United States for our business development activity.

Competition

Although companies involved in stem cell research are generally highly specialized and focused on different aspects within this field, there are several companies that Pluristem believes may be considered competitors. Osiris Therapeutics, Inc. uses bone marrow stem cells to create allogeneic products; and Gamida Cell Ltd. (a private company based in Jerusalem, Israel) competes with Pluristem in developing an alternative to BMT by using UCB. In the mesenchymal stem cell field, Aastrom Biosciences, Inc. develops cell therapy products from bone marrow stem cells; and CellGenix Technologie Transfer GmbH and Stem Cell Technologies, Inc. develop products and media to support cell therapy by utilizing cells from UCB, bone marrow and peripheral blood. Descriptions of these companies are provided below.

Government Regulation and Supervision

Once fully developed, we intend to market our stem cells to research laboratories and clinics primarily in the United States and in Europe. Accordingly, we believe that the research and development of our technology and the production and marketing of our stem cells are subject to the laws and regulations of governmental authorities in the United States and all other countries where our technology will be used and our stem cells will be marketed. Specifically, in the United States, the FDA, among other agencies, regulates new product approvals to establish safety and efficacy of these products. Governments in other countries have similar requirements for testing and marketing.

The Regulatory Process

In the United States and in Europe, regulatory approval of new medical devices and biological products involves a lengthy process from the development of a new product through pre-clinical and clinical testing. This process takes a number of years and requires the expenditure of significant resources. There can be no assurance that our technology will ultimately receive regulatory approval.

We produce our PLX cells in a GMP-compliant production area for therapeutic applications. “GMP” is a standard set for laboratories by the World Health Organization and other health regulatory authorities. Therefore, to a certain degree, the manner in which the FDA will regulate our PLX cells is uncertain.

Product Approval in the United States

On February 8, 2007 we were informed that the FDA’s Center for Biological Evaluation and Research (CBER) had accepted the Company’s proposed Pre-Investigation New Drug (PreIND) for its PLX-BMT product to be used in pre-clinical studies of the treatment of hematological malignancies. We are currently in the process of completing the IND package to be submitted to the FDA. The acceptance of the IND document by the FDA is required before initiation of Phase I clinical trials.

On May 6, 2008, we announced that CBER had approved the synopsis to conduct a Phase I clinical trial in the United States utilizing PLX-PAD for the treatment of limb ischemia associated with peripheral artery disease (PAD). We are currently in the process of completing the IND package for the PLX-PAD to be submitted to the FDA.

Item 1A. Risk Factors.

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this annual report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing and commercializing stem cell production technology, which raise doubts about our ability to continue as a going concern.

Our Company has a limited operating history in our current business of developing and commercializing stem cell production technology and must be considered in the development stage. We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop our stem cell production technology and commercialize our cell therapy products. Our primary source of funds has been the sale of our common stock. We cannot give assurances that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable or that we will be able to continue as a going concern as is noted in the notes to our consolidated financial statements for the year ended June 30, 2008.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Kost, Forer, Gabbay & Kassierer a Member of Ernst & Young Global, state in their audit report attached to our audited consolidated financial statements for the fiscal years that ended June 30, 2008 and 2007 that, since we are an exploration stage company, we have no established source of revenue, and are dependent on our ability to raise capital from shareholders and other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Our likelihood of profitability depends on our ability to develop and commercialize products based on our stem cell production technology, which is currently in the development stage. If the Company is unable to complete the development and commercialization of our stem cell products successfully, our likelihood of profitability will be limited severely.

We are engaged in the business of developing cell therapy products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from the Company’s business will be dependent upon successful commercialization of our potential cell therapy products, which will require significant additional research and development as well as substantial clinical trials.

If we encounter problems or delays in the research and development of our potential cell therapy products, we may not be able to raise sufficient capital to finance our operation during the period required to resolve such problems or delays.

Our cell therapy products are currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result. Our cell therapy products may not prove to be safe and efficacious in clinical trials. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the research and development of our cell therapy products and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to continue to develop and commercialize our potential cell therapy products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our technology and commercialize our cell therapy products. Our future capital requirements will depend upon many factors, including:

—	continued scientific progress in the Company's research and development programs;

—	costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

—	competing technological and market developments;

—	our ability to establish additional collaborative relationships; and

—	the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and, to date, negative cash flow from operations. We are dependent on our ability to sell our common stock, primarily on a private placement and public offering basis, for funds. There can be no assurance that we will be able to obtain financing on that basis in light of the market demand for our securities, the state of financial markets generally, and other relevant factors. Any sale of the our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential cell therapy products, which could result in the loss of some or all of one’s investment in our common stock.

We cannot guarantee continuation of government programs and tax benefits.

        We have in the past received certain Israeli government grants and may in the future utilize certain tax benefits in Israel by virtue of these programs. To remain eligible for these grants and tax benefits, we must continue to meet certain conditions, including making some specified investments in fixed assets. If we fail to comply with these conditions in the future, the benefits we receive could be canceled and we may have to refund payments previously received under these programs (with interest and linkage differentials) or pay certain taxes. We cannot guarantee that these programs and tax benefits will be continued in the future, at their current levels or at all. If these programs and tax benefits are ended, our business, financial condition and results of operations could be negatively affected.

Because we received grants from the Israeli Office of the Chief Scientist, we are subject to ongoing restrictions.

        We received royalty-bearing grants from the Israeli Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the Chief Scientist, for research and development programs that meet specified criteria. The terms of the Chief Scientist’s grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties were fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our chief executive officer, serves as a director of our company or as our chief executive officer is generally required to notify the same to the Chief Scientist and to undertake to observe the law governing the grant programs of the Chief Scientist, the principal restrictions of which are the transferability limits described above.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the Euro and the New Israeli Shekel (NIS). Moreover, a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities.

The dollar cost of our operations in Israel will increase to the extent increases in the rate of inflation in Israel are not offset by a devaluation of the NIS in relation to the dollar, which would harm our results of operations.

Since a considerable portion of our expenses such as employees’ salaries are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During 2005, 2006 and 2007, inflation-adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether the NIS will appreciate against the dollar or vice versa in the future. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

If we fail to obtain and maintain required regulatory approvals for our potential cell therapy products, our ability to commercialize our potential cell therapy products will be limited severely.

Once our potential cell therapy products are fully developed, we intend to market our potential cell therapy products primarily in the United States, Europe and Japan. We must obtain FDA approval of our technology and potential cell therapy products before commercialization of our potential cell therapy products may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our cells, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in future clinical trials, the FDA and/or other regulatory authorities could delay or withhold regulatory approval of our technology and potential products.

Furthermore, even if we obtain regulatory approval for our cell therapy products, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the FDA, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations, which could prevent or delay regulatory approval of our technology and our potential cell therapy products.

We have no experience in conducting and managing human trials. If we fail in the conducting of such trials, our business will be materially harmed.

We have no experience in conducting and managing the clinical trials which will be necessary to obtain regulatory approvals for our therapeutic product candidates. The failure of successfully conducting clinical trials could materially harm our business.

The trend towards consolidation in the pharmaceutical and biotechnology industries may adversely affect us.

        There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies having greater financial resources and discovery technological capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our therapeutic product candidates. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation.

        This trend may adversely affect our ability to enter into agreements for the development and commercialization of our product candidates, and as a result may harm our business.

Our product development programs are based on novel technologies and are inherently risky.

        We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA has relatively limited experience with stem cell therapies. None has been approved by the FDA for commercial sale, and the pathway to regulatory approval for our biologic drug candidates may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

There are no FDA approved treatments for some of the disease indications we are pursuing. This could complicate and delay FDA approval of our biologic drug candidates.

        There are no drugs or therapies currently approved with for treatment of PAD using allogeneic cell therapy products. As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. In addition, patients battling PAD and who, therefore, are candidates for treatment with PLX-PAD, are typically suffer from complications and disorders that may bring to amputation and other complications prior to the completion of the study. This resulting reduction in the number of patients available for evaluation at the end of the study may make it more difficult for us to demonstrate efficacy, as necessary to obtain FDA approval to market our products.

Our cell therapy drug candidates represent new classes of therapy that the marketplace may not understand or accept.

        Even if we successfully develop and obtain regulatory approval for our biologic drug candidates, the market may not understand or accept them. We are developing biologic drug candidates that represent novel treatments and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

—	the clinical safety and effectiveness of our cell therapydrug candidates and their perceived advantage over alternative treatment methods;

—	adverse events involving our biologic drug candidates or the products or product candidates of others that are stem cell based;

—	the cost of our products and the reimbursement policies of government and third-party payors.

        If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, it could affect our sales, having a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party suppliers for raw materials needed for the manufacture, if any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

        In order to produce our call therapy product candidates, we require certain raw of materials in addition to the placenta used in our manufacturing process. These items must be manufactured and supplied to us in sufficient quantities and in compliance with Good Manufacturing Practices, or GMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these components to GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our biologic drug candidates.

        In addition, as we proceed with our clinical trial efforts, we must be able to demonstrate to the FDA and EMEA that we can manufacture our biologic drug candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of GMP-grade components of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical components.

If our processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business and prospects would be negatively affected.

        If our processing and storage facility or the equipment in the facility were to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored units of our cell therapy drug candidates and it would force us to delay our clinical trial processes.   We have a manufacturing facility located in Haifa, Israel. If this facility or the equipment in it is significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity.

Even if we obtain regulatory approvals to commercialize our cell therapy products, we may encounter a lack of commercial acceptance of our cell therapy products, which would impair the profitability of our business.

Our research and development efforts are primarily directed toward obtaining regulatory approval for our potential cell therapy products. Current methods of stem cell collection and use have been widely practiced for a number of years, and our technology and products may not be accepted by the marketplace as readily as these or other competing processes and methodologies. Additionally, our products may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technology and our potential revenues. As a result, even if we obtain all required regulatory approvals, we cannot be certain that our potential cell therapy products will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many approaches being pursued in by other companies, including some by private companies about which information is not public, that could result in competition to our products.

Many of our competitors have significantly greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could develop in the future, new products that compete with our products or even render our products obsolete.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends on a significant extent to the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our Chief Executive Officer and Yaky Yanay, our Chief Financial Officer We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

The patent approval process is complex and we cannot be sure that our pending patent applications or future patent applications will be approved.

The patent approval process is complex and results are therefore highly uncertain. No assurance can be given that any of our pending patent applications or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages , that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors. Since patent applications in the United States are not publicly disclosed until patents are issued, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others pursuant to such applications.

Our success depends in large part on our ability to develop and protect our technology and our cell therapy products. If our patents and proprietary right agreements do not provide sufficient protection for our technology and our cell therapy products, our business and competitive position will suffer.

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

We must develop our technology and products in order to become a profitable company. The initial patent underlying our technology will expire in approximately 2020. If we do not complete the development of our technology and products in development by then, or to create additional sufficient layers of patents, other companies may use the technology to develop competing products. If this happens, we would likely lose our competitive position and our business would likely suffer.

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

Our success will also depend in part on our ability to develop our technology and commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop our potential cell therapy products in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management’s attention from developing our technology and marketing our potential cell therapy products and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our cell therapy products.

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

Our principal research and development facilities are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel.

In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

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

Although our internal control over financial reporting was considered effective as of June 30, 2008, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2008 concluded that our internal control over financial reporting was effective. There is however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal controls over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if are unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

We are subject to the requirement that of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirement in a timely manner the market price of our stock could decline.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2010, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income should not invest in our common stock.

We have a potential conflict with a prior financing agreement that may expose us to potential litigation

        In our subscription agreement for our May 2007 equity financing (the “Prior Financing Agreement”), there is a provision that requires us for a period of four years (subject to acceleration under certain circumstances) not to sell any of our common stock for less than $.0125 per share. The Prior Financing Agreement provides that any sale below that number must be preceded by a consent from each purchaser in the placement. Since that date, we have effected a one-for-200 reverse stock split.

        On August 5 , 2008, we entered into securities purchase agreements pursuant to which we sold securities at a price higher than the pre-split price of $.0125 and below the post-split price of $2.50. We have decided to proceed with this offering notwithstanding this provision for the following reasons:

—	The agreement does not contain any provisions for the adjustment of the specified minimum price in the event of stock splits and the like. If such agreement were to have contained such a provision, the floor price would be $2.50, which is more than the offering price of this offering.

—	The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by our transfer agent is 1,900,838 shares.

—	An agreement that prevents our Board of Directors from issuing shares that are necessary to finance our business may be unenforceable.

—	Even if the agreement were considered enforceable and the share price number were to be adjusted for our reverse stock split, we believe that there would be no damage from this offering to the holders of our shares whose consent is purportedly required

        In the event that a court were to hold that the issuance of shares below $2.50 per share would violate the Prior Financing Agreement, it is unclear what remedy the court might impose. If the court were to impose a remedy that would be the equivalent of an anti-dilution provision (which is not contained in the Prior Financing Agreement), any issuance of shares would be dilutive to our shareholders, including those who purchase shares in the current offering

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905. Our telephone number is 011-972-74-710-7171. We lease our office space. Our monthly rental as of June 2008 is 67,000 NIS (approximately $20,000). For the fiscal year ended June 30, 2008, we paid $193,192 for rent. As part of our upgrade of the existing manufacturing facility to support GMP production capacity, in July 2007 we enlarged the rented area by an additional 6,900 square feet, which doubled in size the Company’s facilities. We believe this provides us with adequate space for the continued development of the Company.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on June 26, 2008. Of the 6,936,566 shares entitled to vote, stockholders representing 2,360,064 shares were present in person or by proxy.

Zami Aberman, Israel Ben-Yoram, Isaac Braun, Mark Germain, Hava Meretzki, Nachum Rosman and Doron Shorrer have been elected to continue and serve as directors of the Company until the next annual meeting of the stockholders or until their successors are elected and qualified or their earlier resignation or removal.

The votes received were as follows:

	Zami Aberman	Israel Ben-Yoram	Isaac Braun	Mark Germain	Hava Meretzki	Nachum Rosman	Doron Shorrer

For	2,336,647	2,276,946	2,276,588	2,331,236	2,271,487	2,272,785	2,332,492
Against	18,438	16,283	16,641	16,262	17,157	15,838	16,180
Abstain	4,974	65,060	65,060	10,791	69,645	69,646	9,642
Not voted	-	1,775	1,775	1,775	1,775	1,795	1,750

Also approved by the stockholders was an amendment to the Company’s Articles of Incorporation authorizing 10,000,000 shares of Preferred Stock, par value $0.00001, with such series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors. Holders of 2,058,221 shares voted in favor, holders of 6,089 shares abstained, and holders of 293,979 shares voted against. Holders of 1,775 shares did not vote.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On December 19, 2002, our shares of common stock received approval for quotation on the National Association of Securities Dealers Inc.‘s Over-the-Counter Bulletin Board. On May 7, 2007, our shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT. On November 26, 2007, we effected a one for two hundred reverse stock split. On December 10, 2007, our shares began trading on the NASDAQ Capital Market under the symbol PSTI.

The following table reflects the high and low bid information for our common stock on the OTC Bulletin Board and high and low sale prices on the NASDAQ Capital Market obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. All numbers are adjusted for our one for two hundred reverse stock split.

The high and low bid and sale prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low

September 30, 2006	$10	$4
December 31, 2006	$6	$2
March 31, 2007	$28	$4
June 30, 2007	$30	$18
September 30, 2007	$7.8	$7.2

NASDAQ
Quarter Ended	High	Low

December 31, 2007	$4.15	$3.51
March 31, 2008	$1.95	$1.61
June 30, 2008	$1.32	$1.20

On September 24, 2008, the per share closing price of our common stock, as reported by Yahoo! Finance, was $0.93. As of September 24, 2008, there were 116 holders of record of our common stock. As of such date, 8,369,870 common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 59 Maiden Lane, New York, U.S.A. 10038, telephone: (212) 936-5100, (800) 903-3727.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

On June 30, 2008 we issued 2,000 shares of our common stock to a consultant in consideration for investor relations services. On July 17, 2008 we issued 40,000 shares of our common stock to a consultant in consideration for investor relations services.

Item 6. Selected financial data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview:

We are engaged in the business of the development of stem cell production technology and the development and commercialization of cell therapy products. We were incorporated in the State of Nevada under the name “A.I. Software, Inc.” on May 11, 2001. On June 10, 2003, we acquired from the Weizmann Institute of Science and the Technion-Israel Institute of Technology 100% of the issued and outstanding shares of a research and development company based in Israel called Pluristem, Ltd. Pluristem, Ltd. was incorporated under the law of Israel on January 22, 2003 and has the facilities and personnel to conduct research and development in the field of stem cell research. As a result, Pluristem, Ltd. became our wholly owned subsidiary as of June 10, 2003.

On November 23, 2007, we changed our name to Pluristem Therapeutics Inc.

On November 26, 2007, we effected a one for two hundred reverse stock split. Accordingly, all references to number of shares, common stock and per share data have been adjusted to reflect the stock split on a retroactive basis.

On December 10, 2007, our shares of common stock began trading on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, our shares also began trading on the Frankfurt Stock Exchange, under the symbol PJT.

Effective on June 4, 2008, the authorized number of shares of our common stock was increased from 7,000,000 shares to 30,000,000 shares. Effective on July 1, 2008, we amended our Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock, par value $0.00001, with such series, rights, preferences, privileges and restrictions as may be designated from time to time by the Board of Directors.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007.

We have not generated any revenues, and we have negative cash flow from operations of $13,468,000 and have accumulated a deficit of $26,016,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct expanded development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our cash expenses in the next twelve months will be approximately $6,000,000, generally falling in two major categories: research and development costs and general and administrative expenses.

Research and Development

Research and development costs net for the year ended June 30, 2008 increased by 72% to $4,393,000 from $2,549,000 for the year ended June 30, 2007. The increase is due to the revaluation of the Israeli shekel against the US dollar, which increased our operational expenses paid in NIS and due to the increase in the number of employees and research activity such as conducting final pre-clinical studies under GLP (Good Laboratory Practice) conditions, as part of our progress towards clinical trials. For the next twelve months, we estimate that our cash research and development costs will be approximately $4,000,000 We intend to spend our research and development funds on completion and filing an IND package with the FDA, entering into Phase I/II clinical trial for the PAD indication in the United States and Germany (subject to regulatory approval), upgrading the 3-D bioreactor operations, developing the expansion of our placenta adherent stem cell product, and developing capabilities for new clinical indications of PLX cells.

General and Administrative

General and administrative expenses for the year ended June 30, 2008 increased by 62% to $6,036,000 from $3,726,000 for the year ended June 30, 2007. The increase in general and administrative expenses is primarily attributable to the increase in stock-based compensation to employees and consultants which increased from $1,934,000 to $3,160,000 and due to the revaluation of the Israeli shekel against the US dollar, which increased our operational expenses paid in Israel, and due to an increase of legal and investor relations expenses. For the next twelve months, we estimate that our cash general and administrative expenses will be approximately $2,000,000. These expenses will include management services, public relations and investor relations and additional amounts on office and miscellaneous charges, which consist primarily of charges incurred for purchase of office supplies and other administrative expenses. These expenses will also include professional fees, which consist primarily of accounting and auditing fees for the year-end audit and legal fees for securities advice, directors liability insurance and cost of fundraising.

Net Loss

Net loss for the year ended June 30, 2008 was $10,498,000 as compared to net loss of $8,429,000 for the year ended June 30, 2007. Net loss per share for the year ended June 30, 2008 was $1.63, as compared to $5.84 for the year ended June 30, 2007. The net loss increased mainly due to the increase in stock-based compensation to employees and consultants in the amount of $1,459,000, and an increase in our operating expenses as a result of moving forward with our research and development plan, the increase was set off by know-how write-off in the amount of $1,963,000 which was recorded in March 2007. The net loss per share decreased as a result of the increase in our weighted average number of shares due to the issuance of additional shares in a private placement, as discussed below.

Liquidity and Capital Resources

As of June 30, 2008, total current assets were $2,107,000 and total current liabilities were $1,072,000. On June 30, 2008, we had a working capital surplus of $1,035,000 and an accumulated deficit of $26,016,000. We finance our operations and plan to continue doing so with stock issuances and with the participation of the Office of the Chief Scientist in Israel (OCS).

Cash and cash equivalents as of June 30, 2008 amounted to $323,000. This is a decrease of $1,330,000 from the $1,653,000 reported as of June 30, 2007. In addition to the cash and cash equivalents, we had marketable securities in the amount of $1,185,000 as of June 30, 2008 (marketable securities on June 30, 2007 were in the amount of $3,758,000). Cash balances decreased in the year ended June 30, 2008 for the reasons presented below:

Operating activities used cash of $4,537,000 in the year ended June 30, 2008. Cash used by operating activities in the year ended June 30, 2008 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers.

Investing activities provided cash of $1,285,000 in the year ended June 30, 2008. This resulted primarily from proceeds from sale of marketable securities in the amount of $2,201,000 offset by costs associated with upgrading our facilities to Good Manufacturing Practice, or GMP, standard facilities in the amount of $840,000.

Financing activities generated cash in the amount of $1,922,000 during the year ended June 30, 2008 resulting primarily from receiving cash from investors related to the May 14, 2007 private placement.

On May 14, 2007, we closed a private placement (“Private Placement”) of our securities at a price of $2.50 per unit. Each unit consisted of one common share and one common share purchase warrant, with one such warrant entitling the holder to purchase one share of our common stock at a price of $5 per share for a period of five years. The total proceeds related to the Private Placement accumulated as of June 30, 2008 were $10,086,450 , and 4,034,585 shares and 4,034,585 warrants were issued. On August 5, 2008, we entered into securities purchase agreements with two investors pursuant to which the investors agreed to purchase 1,391,304 shares of our common stock and warrants to purchase 695,652 shares of Common Stock in consideration of $1,600,000. Rodman & Renshaw, LLC acted as placement agent, on a best efforts basis, for the offering and received a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the Warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. Subject to FINRA Rule 2710, the placement agent warrants may be exercised after six months through and including August 5, 2013.  The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761).

On September 22, 2008, we sold 900,000 shares of our Common Stock and Warrants to purchase 675,000 shares of Common Stock to an investor pursuant to terms of a securities purchase agreement. The price per share of Common Stock is $1.15, and the exercise price of the Warrants is $1.90. The Warrants will be exercisable for a period of five years. The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761).

We received $969,000 from grants from the OCS during the year ended June 30, 2008. We plan to continue our application for grants with OCS regarding the grant received from the Israeli government. We will use these grants in order to support our research and development plan.

Outlook

Over the next twelve months, we intend to pursue our primary objective of developing our technology and upgrading our production capabilities bringing them to commercial level. We intend to pursue scale-up of our bioreactors and to continuously improve production capabilities. We plan to complete our IND package to be submitted to the FDA; the acceptance of the IND document by the FDA is required before initiation of Phase I clinical trials. We will focus our efforts in entering into Phase I/II clinical trial for the PAD indication in the United States and Germany. We will start the manufacture of clinical grade PLX cells in our in-house GMP facilities.

We do not expect to generate any revenues from sales of products in the next twelve months. We may generate revenues from sale of licenses to use our technology. Our products will likely not be ready for sale for at least three years, if at all.

In our management’s opinion, we would need to achieve the following milestones in the next twelve months in order for us to begin generating revenues as planned within three years or more:

—	Filing the IND package with the FDA

—	Scaling up of our 3-D PluriXTM Bioreactor operations bringing them to commercial capabilities

—	Start the first Phase I clinical trial with the PLX-PAD after the FDA approval, or the IND.

We believe that we have sufficient funds to operate for until at least for additional two fiscal quarters Management believes that we will need to raise additional funds before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may make or any expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or through the incurrence of debt. There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared on the assumption that we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $26,016,000 since inception through the year ended June 30, 2008.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Options

On July 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expenses based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the company’s consolidated income statement. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard starting from July 1, 2006, the first day of our 2006 fiscal year. We recognize compensation expenses for the value of awards, which have graded vesting based on the accelerated. method over the requisite service period of each of the awards. Prior to July 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility and the expected option term.

We applied SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EIFT 96-18”), with respect to options and warrants issued to non-employees. The fair value of these options was estimated using the Black-Scholes-Merton option-pricing model.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item7A Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this registration statement:

Report of Independent Registered Public Accounting Firm, dated September 24, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Balance Sheets	F - 3 - F - 4
Consolidated Statements of Operations	F - 5
Statements of changes in Stockholders' Equity (Deficiency)	F - 6 - F - 13
Consolidated Statements of Cash Flows	F - 14 - F - 16
Notes to Consolidated Financial Statements	F - 17 - F - 47

Kost Forer Gabbay &Kasierer 2 Pal-Yam Ave. Haifa 33095, Israel Tel: 972 (4)8654000 Fax: 972 (3)5633443 www.ey.com.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Stockholders Of
PLURISTEM THERAPEUTICS INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. (a development stage company) and its subsidiary (“the Company”) as of June 30, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2008 and for the period from May 11, 2001 (inception date) through June 30, 2008. These consolidate financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008, and the consolidated results of operations and cash flows for each of the three years in the period ended June 30, 2008 and for the period from May 11, 2001 (inception date) through June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1B to the consolidated financial statements, the Company has not yet generated revenues from its operations and is dependent on external sources for financing its operations. These factors, among others discussed in Note 1B, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Haifa, Israel	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer
September 24, 2008	A member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands

		June 30,
	Note	2007	2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	3	$1,653	$323
Marketable securities	4	3,758	1,185
Prepaid expenses		60	350
Accounts receivable from the OCS		306	119
Other accounts receivables		276	130

Total current assets		6,053	2,107

LONG-TERM ASSETS:

Long-term restricted deposits		125	201
Severance pay fund		81	127
Property and equipment, net	5	468	1,149

Total long-term assets		674	1,477

Total assets
		$6,727	$3,584

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2007	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$365	$622
Accrued expenses		157	154
Other accounts payable	6	211	296

Total current liabilities		733	1,072

LONG-TERM LIABILITIES

Long-term obligation		-	36
Accrued severance pay		97	147

		97	183

COMMITMENTS AND CONTINGENCIES	7

STOCKHOLDERS' EQUITY	8

Share capital (**):
Common stock $0.00001 par value:
Authorized: 30,000,000 shares and 7,000,000 shares
as of June 30, 2008 and 2007, respectively.
Issued and outstanding: 6,941,715 shares as of
June 30, 2008.
Issued: 4,984,110 shares, outstanding: 4,954,110 shares
as of June 30, 2007.		-(* )	-(*	)
Additional paid-in capital		21,077	28,345
Other comprehensive loss		(30)	-
Receipts on account of common stock		368	-
Accumulated deficit during the development stage		(15,518)	(26,016)

		5,897	2,329

		$6,727	$3,584

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,			Period from May 11, 2001 (Inception) through June 30,
	Note	2008	2007	2006	2008

Research and development expenses		$5,077	$3,084	$1,482	$12,365

Less participation by the Office of the Chief
Scientist		(684)	(535)	(183)	(1,599)

Research and development expenses, net		4,393	2,549	1,299	10,766

General and administrative expenses		6,036	3,726	1,033	13,956

Know how write-off		-	1,963	-	2,474

Gross loss		(10,429)	(8,238)	(2,332)	(27,196)

Financial expenses (income), net	9	69	191	107	(1,180)

Net loss for the period		$(10,498)	$(8,429)	$(2,439)	$(26,016)

Loss per share (*):
Basic and diluted net loss per share		$(1.63)	$(5.84)	$(7.67)

Weighted average number of shares used in
computing basic and diluted net loss
per share :		6,422,364	1,442,367	318,267

(*)	Share data is reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except shares data)

	Common Stock (**)				Additional paid-in Capital		Receipts on account of common stock	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Issuance of common stock on July 9, 2001	175,500	$	(*	)	$3		$-	$-	$3

Balance as of June 30, 2001	175,500		(*	)	3		-	-	3
Net loss	-		-		-		-	(78)	(78)

Balance as of June 30, 2002	175,500		(*	)	3		-	(78)	(75)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17	70,665		(*	)	83		-	-	83
Forgiveness of debt	-		-		12		-	-	12
Stock cancelled on March 19, 2003	(136,500)		(*	)	(*	)	-	-	-
Receipts on account of stock and warrants, net of
finders and legal fees of $56	-		-		-		933	-	933
Net loss	-		-		-		-	(463)	(463)

Balance as of June 30, 2003	109,665	$	(*	)	$98		$933	$(541)	$490

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Receipts on account of common stock	Deficit accumulated During the development stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2003	109,665	$	(*	)	$98	$933	$(541)	$490

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70	3,628		(*	)	1,236	(933)	-	303

Issuance of common stock on January 20, 2004	15,000		(*	)	-	-	-	(*	)
Issuance of warrants on January 20, 2004 for finder's fee	-		-		192	-	-	192
Common stock granted to consultants on February 11, 2004	5,000		(*	)	800	-	-	800
Stock based compensation related to warrants granted to	-
consultants on December 31, 2003	-		-		358	-	-	358
Exercise of warrants on
April 19, 2004	1,500		(*	)	225	-	-	225

Net loss for the year	-		-		-	-	(2,011)	(2,011)

Balance as of June 30, 2004	134,793	$	(*	)	$2,909	$-	$(2,552)	$357

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Deficit accumulated During the development stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2004	134,793	$	(*	)	$2,909	$(2,552)	$357

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-		-		162	-	162

Issuance of common stock and warrants on November 30, 2004 related to the
October 2004 Agreement net of issuance costs of $29	16,250		(*	)	296	-	296
Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement net of issuance
costs of $5	21,500		(*	)	425	-	425

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	35,000		(*	)	-	-	(*	)
Issuance of common stock and options on February 15, 2005 to former director of
the Company	250		(*	)	14	-	14

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	25,000		(*	)	-	-	(*	)

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)			Additional paid-in Capital		Deficit accumulated During the development stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Issuance of warrants on February 16, 2005 for finder fee related to
the January 31, 2005 Agreement	-	-		144		-	144

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net of
issuance costs of $24	60,000	(*	)	1,176		-	1,176

Issuance of common stock on March 3, 2005 for finder fee related to
the January 24, 2005 Agreement	9,225	(*	)	(*	)	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of issuance
costs of $6	3,750	(*	)	69		-	69

Issuance of common stock and warrants to the Chief Executive Officer
on March 23, 2005	12,000	(*	)	696		-	696

Issuance of common stock on March 23, 2005 related to the October
2004 Agreement	1,000	(*	)	20		-	20

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS´ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Deficit accumulated During the development stage	Total Stockholders’ Equity (Deficiency)
	Shares	Amount

Classification of a liability in respect of warrants to additional paid
in capital, net of issuance costs of $ 178	-		-		542	-	542

Net loss for the year	-		-		-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*	)	6,453	(4,650)	1,803

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	400		(*	)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005
Agreement	50		(*	)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF
00-19	-		-		(8)	-	(8)

Net loss for the year	-		-		-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*	)	$6,445	$(7,089)	$(644)

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS´ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital	Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders’ Equity
	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*	)	$6,445	$-	$-	$(7,089)	$(644)

Conversion of convertible
debenture, net of issuance
costs of $440	1,019,815		(*	)	1,787	-	-	-	1,787
Classification of a liability in
respect of warrants	-		-		360	-	-	-	360
Classification of deferred
issuance expenses	-		-		(379)	-	-	-	(379)

Classification of a liability in
respect of options granted
to non-employees consultants	-		-		116	-	-	-	116

Compensation related to
options granted to
employees	-		-		2,386	-	-	-	2,386

Compensation related to
options granted to non-
employees consultants	-		-		938	-	-	-	938
Exercise of warrants
related to the April 3,
2006 agreement net of issuance
costs of $114	75,692		(*	)	1,022	-	-	-	1,022

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS´ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital		Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders’ Equity	Total comprehensive loss
	Shares	Amount

Cashless exercise of warrants
related to the April 3, 2006
agreement	46,674		(*	)	(*	)	-	-	-	-
Issuance of common stock on May
and June 2007 related to the May
14, 2007 agreement, net of
issuance costs of $64	3,126,177		(*	)	7,751		-	-	-	7,751
Receipts on account of shares	-		-		-		368	-	-	368
Cashless exercise of
warrants related to the
May 14, 2007 issuance	366,534		(*	)	(*	)	-	-	-	-
Issuance of warrants to
investors related to
the May 14, 2007
agreement	-		-		651		-	-	-	651
Unrealizd loss on available
for sale securities	-		-		-		-	(30)	-	(30)	$(30)

Net loss for the year	-		-		-		-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897

Total comprehensive loss											$(8,459)

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock (**)				Additional paid-in Capital		Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders’ Equity	Total comprehensive loss
	Shares	Amount

Balance as of July 1, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897

Issuance of common stock
related to investors relation
agreements	69,500		(*	)	275		-	-	-	275

Issuance of common stock in July
2007 - June 2008 related to the
May 14, 2007 Agreement	908,408		(*	)	2,246		(368)	-	-	1,878
Cashless exercise of warrants
related to the May 14, 2007
Agreement	1,009,697		(*	)	(*	)	-	-	-	-

Compensation related to
options granted to
employees	-		-		4,204		-	-	-	4,204

Compensation related to
options granted to
non-employees consultants	-		-		543		-	-	-	543

Realized loss on available
for sale securities	-		-		-		-	30	-	30	$30

Net loss for the year	-		-		-		-	-	(10,498)	(10,498)	(10,498)

Balance as of June 30, 2008	6,941,715	$	(*	)	$28,345		$-	$-	$(26,016)	$2,329

Total comprehensive loss											$(10,468)

(*)	Less than $1.
(**)	All share data are reported after the effect of the 1 for 200 reverse split that occurred on November 26, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) through June 30
	2008	2007	2006	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,498)	$(8,429)	$(2,439)	$(26,016)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	129	56	42	372
Capital loss	-	20	-	4
Impairment of property and equipment	47	-	-	47
Know-how write-off	-	1,963	-	2,474
Amortization of deferred issuance costs	-	168	205	604
Stock-based compensation to employees	4,204	2,386	-	6,590
Stock-based compensation to non-employees consultants	561	920	115	2,149
Stock compensation to service providers	275	-	-	1,067
Know-how licensors - imputed interest	-	-	19	55
Salary grant in shares and warrants	-	-	-	711
Decrease (increase) in other accounts receivable	336	(481)	47	(238)
Decrease (increase) in prepaid expenses	(308)	20	(1)	(260)
Increase (decrease) in trade payables	237	(1)	100	511
Increase (decrease) in other accounts payable and
accrued expenses	74	189	(17)	(39)
Increase in accrued interest due to related parties	-	-	-	3
Linkage differences and interest on long-term
restricted lease deposit	-	-	-	(2)
Change in fair value of liability in respect of
warrants	-	(716)	(150)	(2,696)
Fair value of warrants granted to investors	-	651	-	651
Amortization of discount and changes in accrued
interest on convertible debentures	-	111	17	128
Amortization of discount and changes in accrued
interest from marketable securities	(1)	(5)	-	(6)
Loss from sale of investments of available-for-sale
marketable securities	31	-	-	31
Impairment and realized loss on available-for-sale
marketable securities	372	-	-	372
Accrued severance pay, net	4	(4)	13	20

Net cash used in operating activities	(4,537)	(3,152)	(2,049)	(13,468)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) through June 30
	2008	2007	2006	2008

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	-	32
Purchase of property and equipment	(840)	(209)	(48)	(1,292)
Proceeds from sale of property and equipment	3	1	-	32
Investment in long-term deposits	(85)	(96)	(2)	(209)
Repayment of long-term restricted lease deposit	6	-	-	26
Purchase of available for sale marketable securities	-	(3,784)	-	(3,784)
Proceeds from sale of available for sale marketable
securities	2,201	-	-	2,201
Purchase of know-how	-	(1,963)	-	(2,062)

Net cash provided by (used in) investing activities	1,285	(6,051)	(50)	(5,056)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock and warrants, net of issuance
costs	$2,246	$7,751	$-	$15,929
Receipts on account of shares	(368)	368	-	-
Exercise of warrants	-	1,022	-	1,022
Issuance of convertible debenture	-	-	2,584	2,584
Issuance expenses related to convertible debentures	-	(440)	-	(440)
Repayment of know-how licensors	-	(219)	-	(300)
Repayment of notes and loan payable to related parties	-	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	-	78
Receipt of long-term loan	49	-	-	49
Repayment of long-term loan	(5)	-	-	(5)

Net cash provided by financing activities	1,922	8,482	2,584	18,847

Increase (decrease) in cash and cash equivalents	(1,330)	(721)	485	323
Cash and cash equivalents at the beginning of the
period	1,653	2,374	1,889	-

Cash and cash equivalents at the end of the period	$323	$1,653	$2,374	$323

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$5	$3	$1	$14

Interest paid	$3	$4	$2	$13

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
(Previous Name – PLURISTEM LIFE SYSTEMS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) through June 30
	2008	2007	2006	2008

(b) Supplemental disclosure of non-cash activities:

Classification of liabilities and deferred issuance
expenses into equity	$-	$97	$-	$97

Conversion of convertible debenture	$-	$2,227	$-	$2,227

Prepaid expenses of compensation related to options to
non-employees consultants	$(18)	$18	$-	$-

Purchase of property and equipment	$20	$81	$-	$101

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL

A.	Pluristem Therapeutics Inc. ("the Company"), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, The Company's name was changed to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. ("the subsidiary") which is incorporated under the laws of Israel.

All of the Company's operations, including its long-lives assets are located in Israel.

B.	The Company is devoting substantially all of its efforts towards conducting research and development of Adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 "Accounting and reporting by Development stage Enterprises". In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $26,016 through June 30, 2008 and incurred net loss of $10,498 and negative cash flow from operating activities in the amount of $ 4,537 for the year ended June 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with private placements and R&D grants and in the longer term, from revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C.	As of December 10, 2007, the Company's shares of common stock were traded on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol "PLRS.OB". On May 7, 2007, the Company's shares also began trading on Europe's Frankfurt Stock Exchange, under the symbol PJT.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL (CONT.)

D.	In November 2007, the Company's Board of Directors approved a one (1) for two hundred (200) reverse split of the Company's common stock, which became effective on November 26, 2007. Upon the effectiveness of the reverse stock split two hundred shares of common stocks at $0.00001 par value were converted and reclassified as one share of common stock at $0.00001 par value. Accordingly, all references to number of ahares of common stock and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. Fractional shares created as a result of the stock split were rounded up to the next whole share. As a result of the rounding up effect, the Company issued additional 568 shares of common stock for no consideration.

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") applied on consistent basis.

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Functional currency of the subsidiary

It is anticipated that the majority of the subsidiary's revenues will be generated outside Israel and will be determined in U.S. Dollars ("dollars"). In addition, most of the financing of the subsidiary's operations has been made in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the subsidiary operates. Thus, the functional currency of the subsidiary is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS" No. 52). All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date acquired.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	Marketable securities:

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. During 2008, all marketable securities covered by Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" were designated as available-for-sale.

Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, a separate component of shareholders' equity, net of taxes. Realized gains and losses on sales of investments, and impairment of investments, as determined on a specific identification basis, are included in the consolidated statement of operations. Interest and amortization of premium and discount on debt securities are recorded as financial income or loss.

FASB Staff Position ("FSP") No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment" ("FSP 115-1") provides guidance for determining when an investment is considered impaired, whether impairment is other-than temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other than- temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Laboratory equipment	10
Computers and peripheral equipment	33
Office furniture and equipment	6-15
Vehicles	15
Leasehold improvements	over the shorter of the expected useful life or the
reasonable assumed term of the lease.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

h.	Impairment of long-lived assets

The Company’s long-lived assets and identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended June 30, 2008, an impairment loss of $47 was identified and during the years ended June 30, 2006 and 2007 no impairment losses were identified.

i.	Accounting for stock-based compensation:

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statement.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from July 1, 2006, the first day of the Company’s fiscal year 2006. Under that transition method, compensation cost recognized in the year period ended June 30, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated method over the requisite service period of each of the awards.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

i.	Accounting for stock-based compensation (cont.):

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date. The expected option term was determined as defined in SAB 107. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

The fair value of the Company’s stock options granted to employees and directors for the years ended June 30, 2008, 2007 and 2006 was estimated using the following weighted average assumptions:

	Year ended June 30,
	2008	2007	2006

Risk free interest rate	3.8 - 4.4%	4.4 - 4.8%	4.2 - 4.85
Dividend yields	0%	0%	0%
Volatility	127 - 130%	105 - 128%	104 - 105%
Expected term (in years)	6	6	6

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services” (“EIFT 96-18”), with respect to options and warrants issued to non-employees.

j.	Research and Development expenses and royalty-bearing grants

Research and development expenses, net of participations are charged to the Statement of Operations as incurred.

Royalty-bearing grants from the government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs.

k.	Loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS No. 128”). All outstanding stock options have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented. In accordance with SEC Staff Accounting Topic 4.C and SFAS No. 128 outstanding shares, basic and diluted net loss per share, weighted-average number of common stock used in computing basic and diluted net loss per share, included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

l.	Income taxes

The Company and its subsidiary accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“SFAS No. 109”). This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operation.

m.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted deposits and marketable securities.

The majority of the Company’s cash and cash equivalents are invested in dollar instruments of major banks in Israel and in the United States. Management believes that the financial institutions that hold the Company’s investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

The Company’s marketable securities include investments in highly rated debentures of U.S. Corporations Bonds and preferred stock. Management believes that it minimize the credit risk that exit with respect to these marketable securities.

The Company and its subsidiary have no significant off-balance sheet concentration of financial instruments subject to credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

n.	Severance pay

The subsidiary’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance expenses for the year ended June 30, 2008, 2007 and 2006 amounted to approximately $88, $40, and 46, respectively.

o.	Fair value of financial instruments

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

1.	The carrying amount of cash and cash equivalents, trade receivables and trade payables approximates their fair values due to the short-term maturities of these instruments.

2.	The fair value of marketable securities with quoted market prices is based on quoted market prices.

p.	Comprehensive income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that their items of other comprehensive income relate to unrealized gains and losses on available for sale securities.

q.	Derivative financial instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments not designated as hedging instruments, the gain or loss resulting from changes in fair value is recognized as a financial expense in current earnings during the period of change. As of June 30, 2008 and 2007, the Company had forward contracts to sell $150 and purchase NIS 533, and to sell $200 and purchase NIS 822, respectively.

The fair value of the forward contracts and the options as of June 30, 2008 and 2007 were recorded as an asset of $10 and as a liability of $16, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

r.	Impact of recently issued accounting standards

1.	SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

2.	SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SAFS No. 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SAFS No. 159‘s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact that the adoption of SFAS 159 could have on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

r.	Impact of recently issued accounting standards (cont.)

3.	SFAS No. 161:

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

4.	Emerging Issues Task Force document No. 07-1:

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

5.	EITF 07-3:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES (CONT.)

r.	Impact of recently issued accounting standards (cont.)

6.	SAB 110:

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

NOTE 3: – CASH AND CASH EQUIVALENTS

	June 30,
	2007	2008

In dollars	$1,445	$271
In New Israeli Shekels (NIS)	208	52

	$1,653	$323

NOTE 4: – MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

		June 30, 2008
	Time to maturity	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value

Corporate Bonds	More than five years	$518	$-	$-	$518
Preferred stock		667	-	-	667

		$1,185	$-	$-	$1,185

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: – MARKETABLE SECURITIES (CONT.)

		June 30, 2007
	Time to maturity	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value

Corporate Bonds	More than five years	$1,885	$4	$-	$1,889
	One to five years	637	1	-	638
Preferred stock		1,262	-	31	1,231

		$3,784	$5	$31	$3,758

In June 2007, the Company invested in U.S. bonds and preferred stock with maturities of up to eight years.

In 2008, the marketable securities’ decline in value in the amount of $372 was evaluated by the Company’s management as other than temporary, and was recognized as loss in the statement of operations. The recorded fair value is regarded as a new cost basis.

Subsequent to the balance sheet date, the Company realized all of its holdings in marketable securities and recorded an additional loss in an amount of $75.

NOTE 5: – PROPERTY AND EQUIPMENT, NET

	June 30,
	2007	2008

Cost:
Laboratory equipment	$533	$936
Computers and peripheral equipment	75	111
Office furniture and equipment	11	49
Leasehold improvements	-	238
Vehicles	-	63

Total Cost	619	1,397

Accumulated depreciation:
Laboratory equipment	107	156
Computers and peripheral equipment	40	63
Office furniture and equipment	4	9
Leasehold improvements	-	13
Vehicles	-	7

Total accumulated depreciation	151	248

Property and equipment, net	$468	$1,149

Depreciation expenses amounted to $129, $56 and $42 for the years ended June 30, 2008, 2007 and 2006, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 6: – OTHER ACCOUNTS PAYABLE

	June 30,
	2007	2008

Accrued payroll	$63	$87
Payroll institutions	67	74
Accrued vacation	65	127
Liability in respect of hedge transactions	16	-
Current maturities of long-term obligation	-	8

	$211	$296

NOTE 7: – COMMITMENTS AND CONTINGENCIES

A.	The subsidiary leases facilities under operating lease agreements. The average monthly payment according to the original agreement was 32 thousands NIS (approximately $7.5). According to a supplement to the original lease agreement, signed on June 12, 2007, the subsidiary enlarged the leased area by additional 6,900 square foot; the leasing period for the leased area is 62 months as of July 1, 2007. The monthly payment is 64 thousands NIS starting of September 1, 2007 and is linked to the Israeli Consumer Price Index (“CPI”). In addition, the lessor refunded the subsidiary the renovation costs up to an amount of 650 thousands NIS (approximately $162). The subsidiary may shorten the leasing period for a period of 36 months, if an advanced notice is given in writing and an amount of 325 thousands NIS is paid. The subsidiary may extend the leasing period in 60 months, if an advanced notice is given.

In order to secure these agreements, the subsidiary pledged a deposit with the bank in the amount of $96. In addition, the subsidiary has opened a bank guarantee in favor of the lessor in the amount of $99.

Lease expenses amounted $193, $90 and $84 for the years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008 future rental commitments under the existing lease agreement and supplement are as follows:

Year ended June 30, 2009	$242
Year ended June 30, 2010	242
Year ended June 30, 2011	242
Year ended June 30, 2012	242
Year ended June 30, 2013	40

Total	$1,008

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 7: – COMMITMENTS AND CONTINGENCIES (CONT.)

B.	The subsidiary leases 8 cars under operating lease agreement, which expire in years 2010 and 2011 (the leasing period for additional 2 cars ended during year 2008). The average monthly payment is approximately $7 and is linked to the CPI. In order to secure these agreements, the subsidiary pledged a deposit in the amount of $20.

Lease expenses amounted to $61, $32 and $32 for the years ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008 future rental commitments under the existing lease agreements are as follows:

Year ended June 30, 2009	$83
Year ended June 30, 2010	78
Year ended June 30, 2011	27

Total	$188

C.	A deposit in the amount of $85 was pledged by the subsidiary to secure the hedging transactions and a credit line.

D.	Under the Law for the Encouragement of Industrial Research and Development, 1984, commonly referred to as the Research Law, research and development programs that meet specified criteria and are approved by a governmental committee of the Office of the Chief Scientist (“OCS”) are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3% to 5% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Effective for grants received from the Chief Scientist under programs approved after January 1, 1999, the outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2008 and 2007, total grants obtained aggregate $1,212 and $243, respectively.

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS

A.	The Company’s authorized common stock consists of 30,000,000 shares with a par value of $0.00001 per share. Pursuant to a Board of director’s approval, on June 4, 2008, the Company increased the number of shares of the authorized common stock from 7,000,000 shares to 30,000,000 shares. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

B.	On July 9, 2001, the Company issued 175,500 shares of common stock in consideration for $2.5, which was received on July 27, 2001.

On October 14, 2002, the Company issued 70,665 shares of common stock at a price of approximately $1.4 per common share in consideration for $100 before issuance costs of $17.

C.	On March 19, 2003, two directors each returned 68,250 shares of common stock with a par value of $2 per share, for cancellation, for no consideration.

D.	In July 2003, the Company issued an aggregate of 3,628 units comprised of 3,628 common stock and 7,255 warrants to a group of investors, for total consideration of $1,236 (net of issuance costs of $70), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933) and the balance was paid in the year ended June 30, 2004.

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $450 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $540 per stock, and may be exercised within five years. As of June 30, 2005, 3,628 warrants were expired unexercised.

E.	On January 20, 2004, the Company consummated a private equity placement with a group of investors (the “investors”). The Company issued 15,000 units in consideration for net proceeds of $1,273 (net of issuance costs of $227), each unit is comprised of 15,000 common stock and 15,000 warrants. Each warrant is exercisable into one common stock at a price of $150 per stock, and may be exercised until January 31, 2007. On March 18, 2004, a registration statement on Form SB-2 has been declared effective and the above-mentioned common stock have been registered for trading. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the investors in respect of the liquidated damages.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

F.	In October 2004 the Company commenced a private placement offering (“the October 2004 Agreement”) pursuant to which it issued 42,500 units. Each unit is comprised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $60 per stock, subject to certain adjustments. The units were issued as follows:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

As of November 9, 2006 all of the convertible debentures, which were issued on April 3, 2006, were converted into 969,815 shares. As a result an amount of $ 1,787 was reclassified into common stock and additional paid-in capital as follow: from conversion of the feature embedded in convertible debenture ($1,951), convertible debenture ($202), accrued interest ($74) net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

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

As part of May 2007 agreement, the Company signed an escrow agreement according to which, the Company granted an option to an investor to invest, under the same conditions defined in May 2007 agreement up to $5,000 which will be paid in monthly instalments over 10 months starting six months subsequent to the closing date. According to the agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount will be cancelled. As a result of this agreement, the Company issued 634,580 shares of the Company’s common stock and 634,580 warrants to purchase the Company’s common stock in consideration for $1,561 (net of cash issuance costs of $25). As of March 31, 2008 the option was cancelled.

The total proceeds related to the May 2007 Agreement accumulated as of June 30, 2008 were $9,997 (net of cash issuance costs of $89), and 4,034,585 shares and 4,034,585 warrants were issued.

Pursuant to the agreement the Company issued 268,420 warrants to finders as finders’ fee. The warrants are exercisable for five years from the date of grant at an exercise price of $2.5.

During year 2008 and 2007, 1,361,818 and 500,000 warrants related to the May 2007 Agreement were exercised on a cashless basis for 1,009,697 shares of stock and 366,534 shares of stock respectively.

In the subscription agreement for the May 2007 equity financing, there is a provision that requires the Company for a period of four years (subject to acceleration under certain circumstances) not to sell any of the Company’s common stock for less than $0.0125 per share. The May 2007 Agreement provides that any sale below that number must be preceded by consent from each purchaser in the placement. Since that date, the Company had effected a one-for-200 reverse stock split.

The Company decided to proceed and enter into additional security purchase agreements notwithstanding this provision for the following reasons (see Note 12):

—	The agreement does not contain any provisions for the adjustment of the specified minimum price in the event of stock splits and the like. If such agreement were to have contained such a provision, the floor price would be $2.50.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	(Cont.):

—	The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by transfer agent is 1.9 million shares.

—	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

In the event that a court was to hold that the issuance of shares below $2.50 per share would violate the May 2007 Agreement, it is unclear what will be the result of such decision.

O.	The Company issued 28,398 warrants to the investors related to the May 2007 Agreement as compensation to investors who delivered the invested amount prior to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $2.5. The Company recorded the fair value of the warrants as financial expenses in the amount of $651 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black- Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

P.	During July and September 2007, the Company issued 10,000 shares of common stock to service providers pursuant to an investor relations agreements, whereby the services will be provided to the Company for a period of 6 month in consideration for a monthly retainer payments and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149.

According to EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the Company should recognize expense as services are received. Consequently, total compensation amounted to $149 was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

Q.	In February 2008, the Company issued 7,500 shares of common stock to a service provider as compensation for carrying out investor relation’s activity. Total compensation, measured as the grant date fair market value of the stock, amounted to $18 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

R.	In February 2008, the Company entered into an investor relation’s agreements pursuant to which, the service will be provided to the Company in consideration for a monthly retainer payment and for a monthly issuance of 500 shares of common stock of the Company. As of June 30, 2008, the Company recorded the fair value of the stock at each grant date in the amount of $6 as operating expenses in the statement of operation.

S.	In April 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relation’s activity for a period of three months starting April 4, 2008. Total compensation, measured as the grant date fair market value of the stock, amounted to $102 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants:

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

As of June 30, 2008, there were 45,931 options and 10,388 options still available for future grant under the 2005 option plan and 2003 option plan, respectively.

On November 26, 2007, the Company effected a two hundred for one reverse split (see note 1(D)). The exercise price and the number of options have been proportionaly adjusted to reflect the reverse stock split.

Options to employees:

On August 29, 2007 the Company granted 55,000 options exercisable at a price of $8.2 per share to the Company’s employees under the 2005 Plan. The fair value of these options at the grant date was $565.

On August 29, 2007, the Company granted 10,000 performance-based options to an employee. The vesting schedule of these options will start once the Company obtains certain milestone as defined in the agreement, and only if it will be achieved within one year from the date of grant. The vesting period will be in accordance with the schedule specified in 2005 option plan. As of June 30, 2008 the employee was no longer employed by the Company. Consequently, these performance-based options were forfeited and no expenses were recorded regarding these options.

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

The Company accounted for its options to employees and directors under the fair value method in accordance of SFAS 123(R). The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.84%-5%, expected dividend yield of 0%, expected volatility of 104%-147%, and a weighted-average contractual life of the options of up to 6 years.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants (cont.):

A summary of the Company’s share option activity for options granted to employees under the plans is as follows:

	Year ended June 30, 2008
	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding
at beginning of year	1,260,215	$5
Options granted	508,750	5
Options forfeited	(54,784)	8.87

Options outstanding
at end of the period	1,714,181	$4.93	8.57	$-

Options exercisable
at the end of the
period	1,017,154	$4.72	8.26	$-

Options vested and
expected to vest	1,679,330	$4.92	8.56	$-

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company’s outstanding options to employees as of June 30, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted average remaining contractual terms

$3.5	979,697	702,711	8.32

$3.72 - $3.8	31,292	24,295	7.85

$4	42,500	33,440	8.30

$4.38 - $4.4	473,123	167,498	9.04

$6.8	36,250	10,574	9.38

$8.2	51,877	22,717	8.94

$20	99,329	55,806	8.61

$24	113	113	0.40

	1,714,181	1,017,154

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Year ended June 30		Period from inception through June 30, 2008
	2008	2007

Research and development expenses	$1,433	$703	$2,136

General and administrative expenses	2,771	1,683	4,454

	$4,204	$2,386	$6,590

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants (cont.):

Options to consultants:

On January 28, 2007, the Company entered into a consulting agreement. According to the agreement the Company granted the consultant 25,000 fully vested warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.5 per share effective upon signing the contract, and 25,000 warrants, fully vested, to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.5 per share, on the renewal of the contract on August 1, 2007. All warrants are exercisable for 3 years. The warrants were not granted under the option Plans.

The fair value of the warrants, which were granted on August 1, 2007 at the grant date, was $175. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.53%, expected dividend yield of 0%, expected volatility of 130%, and a weighted-average contractual life of the options of 3 years.

On December 26, 2007 the Company granted 15,000 options exercisable at a price of $4.38 per share to the Company’s consultant under the 2005 Plan. The fair value of these options at the grant date was $63. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3%, expected dividend yield of 0%, expected volatility of 127%, and a weighted-average contractual life of the options of 10 years.

On May 11, 2008 the Company granted under the 2005 Plan 20,000 options to the Company’s consultants at an exercise price of $2.97 per share. The fair value of these options at the grant date was $58. The fair value was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.77%, expected dividend yield of 0%, expected volatility of 131%, and a weighted-average contractual life of the options of 10 years.

The Company applied the guidance of EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” and recognized expenses and offset credit to equity as service were received. As a result, amount of approximately $18 was recorded as operating expenses in the statement of operations for the year ended June 30, 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants (cont.):

Options to consultants (cont.):

A summary of the Company’s share option activity related to options to consultants is as follows:

	Year ended June 30, 2008
	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding at
beginning of year	164,596	$10.8
Options granted	60,000	3.13
Options forfeited	(12,596)	22.92

Options outstanding at end
of the period	212,000	$7.92	6.7	$-

Options exercisable at the
end of the period	142,458	$7.56	5.49	$-

Options vested and expected
to vest	212,000	$7.92	6.7	$-

The Company’s outstanding options to consultants as of June 30, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted average remaining contractual terms

$ 2.5	50,000	50,000	1.83

$ 2.97	20,000	-	9.87

$ 3.5	52,500	37,215	8.57

$ 3.8	5,000	3,758	8.50

$ 4.38 - $4.4	25,500	14,250	7.71

$ 20	59,000	37,235	7.51

	212,000	142,458

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 8: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	Options to employees and consultants (cont.):

Options to consultants (cont.):

Compensation expenses related to options granted to consultants were recorded as follows:

	Year ended June 30,			Period from inception through June 30, 2008
	2008	2007	2006

Research and development expenses	$172	$669	$115	$1,509

General and administrative expenses	389	251	-	640

	$561	$920	$115	$2,149

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 9: – FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,			Period from May 11, 2001 (Inception) through June 30, 2008
	2008	2007	2006

Foreign currency
translation differences	$(150)	$17	$3	$(109)
Interest on short-term
bank credit and bank's
expenses	13	14	5	46
Interest on long-term loan	3	-	-	3
Interest accrued on
know-how licenses	-	4	19	69
Interest income on deposits	(25)	(39)	(43)	(136)
Deferred issuance expenses
amortization	-	168	205	604
Discount amortization	-	88	17	105
Interest expenses of
debenture	-	23	51	74
Change in fair value of
warrants	-	(716)	(150)	(2,696)
Loss (income) related to
marketable securities	214	(33)	-	181
Interest expenses related
to warrants issued to
investors	-	651	-	651
Expenses of derivatives	14	14	-	28

	$69	$191	$107	$(1,180)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 10: – TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	The Company is taxed under U.S. tax laws.

2.	The subsidiary is taxed under the Israeli income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985: (“the law”).

Results of the Company’s subsidiary for tax purposes are measured and reflected in real terms in accordance with the changes in the CPI. As explained in Note 2, the financial statements are presented in U.S. dollars. The difference between the rate of change in Israeli CPI and the rate of change in the NIS/U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss before taxes reflected in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

On February 26, 2008, the Israeli Parliament (the Knesset) enacted the Income Tax Law (Inflationary Adjustments) (Amendment No. 20) (Restriction of Effective Period), 2008, which the Company refers to as the Inflationary Adjustments Amendment. In accordance with the Inflationary Adjustments Amendment, the effective period of the Inflationary Adjustments Law will cease at the end of the 2007 tax year and as of the 2008 tax year the provisions of the law shall no longer apply, other than the transitional provisions intended at preventing distortions in the tax calculations. In accordance with the Inflationary Adjustments Amendment, commencing the 2008 tax year, income for tax purposes will no longer be adjusted to a real (net of inflation) measurement basis. Furthermore, the depreciation of inflation immune assets and carried forward tax losses will no longer be linked to the Israeli consumer price index.

B.	Tax assessments:

The Company and the subsidiary have not received final tax assessments since its incorporation.

C.	Tax rates applicable to the Group:

1.	The subsidiary –

Until December 31, 2003, the regular tax rate applicable to income of the subsidiary was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26%, 2010 and thereafter – 25%.

The above amendment did not have an effect on the subsidiary’s financial position and results of operations.

Israeli companies are generally subject to capital gains tax at rate of 25% for capital gains (other than gains deriving from the sale of listed securities) derived after January 1, 2003.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 10: - TAXES ON INCOME (CONT.)

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

As of June 30, 2008, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $8,862. Net operating loss carryforward arising in taxable years beginning after August 6, 1997 can be carried forward and offset against taxable income for 20 years and expiring between 2022 and 2028.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company’s subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2008, in the amount of approximately $5,507, which may be carried forward and offset against taxable income and capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2007	2008

Deferred tax assets:
U.S. net operating loss carryforward	$2,328	$3,102
Israeli net operating loss carryforward	752	1,377
Allowances and reserves	22	38

Total deferred tax assets before valuation allowance	3,102	4,517
Valuation allowance	(3,102)	(4,517)

Net deferred tax asset	$-	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 10: – TAXES ON INCOME (CONT.)

As of June 30, 2008, the Company and its subsidiary have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2006, 2007 and 2008, the main reconciling item of the statutory tax rate of the Company and its subsidiary (31% to 35% – in 2006, 29% to 35% in 2007 and 29% to 35% in 2008) to the effective tax rate (0%) is tax loss carryforwards and other deferred tax assets for which a full valuation allowance was provided.

NOTE 11: – TRANSACTIONS AND BALANCES WITH RELATED PARTIES

1.	Balances with related parties:

June 30, 2006

Know-how licensors (included current maturities)	$38
Accrued expenses	$(3)

2.	Transactions with related parties:

Year ended June 30, 2006

Salary expenses	$165

These balances and transactions refer to CTO of the Company, as a result of the shares issuance during year 2007, he is not considered a related party as of June 30, 2007 and 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) (Previous Name - PLURISTEM LIFE SYSTEMS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 12: – SUBSEQUENT EVENTS

A.	On August 5, 2008, the Company entered into Securities Purchase Agreements with two investors pursuant to which the investors agreed to purchase 1,391,304 shares of the Company’s Common Stock and warrants to purchase 695,652 shares of Common Stock in consideration for $1,600. Each warrant is exercisable into one common stock. The warrants will be exercisable after six months from the closing date for a period of five years at an exercise price of $1.90.

The placement agent will receive a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. The placement agent warrants may be exercised after six months from the closing date through a period of five years.

B.	On September 22, 2008, the Company sold 900,000 shares of its Common Stock and Warrants to purchase 675,000 shares of Common Stock for a total consideration of $1,035 to an investor pursuant to terms of a securities purchase agreement. The price per share of Common Stock is $1.15, and the exercise price of the Warrants is $1.90. The Warrants will be exercisable for a period of five years.

The Company will pay a transaction fee to finders equal to 6% of the actual Purchase Price and five-year warrants at an exercise price of $1.50 per share to purchase 41,400 of the Company’s shares of Common Stock.

C.	On July 1, 2008 the authorized share capital of the Company was amended to include 10,000,000 shares of preferred stock, par value $0.00001 each, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.

The amendment was approved by an affirmative vote of the holders of a majority of the votes present in person or represented by proxy in the Annual Meeting of the Stockholders of the Company dated June 26, 2008.

D	On August 28, 2008, the Company’s Board of Directors approved to reserve an additional 90,000 of common stock for the 2005 option plan, and to grant 97,500 options exercisable at a price of $1.04 per share to the Company’s employees under the 2005 Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the our Company’s internal control over financial reporting at June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2008, the our Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As at June 30, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed

Zami Aberman	Chief Executive Officer,		September 26, 2005
	President and Director	55	November 21, 2005
Yaky Yanay	Chief Financial Officer, Secretary	37	November 1, 2006
Dr. Shai Meretizki*	Chief Technology Officer	39	October 17, 2004
Nachum Rosman	Director	62	October 9, 2007
Doron Shorrer	Director	55	October 2, 2003
Hava Meretzki	Director	40	October 2, 2003
Isaac Braun	Director	55	July 6, 2005
Israel Ben-Yoram	Director	45	January 26, 2005
Mark Germain	Director	58	May 17, 2007

* On October 31, 2008, Dr. Meretzki’s consulting agreement will terminate and Dr. Meretzki will no longer be an executive officer of our company.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman became our Chief Executive Officer and President in September 2005 and a director of our Company in November 2005. Mr. Aberman became our acting Chairman of the Board in April 2006. He has 20 years of experience in marketing and management in the hi-tech industry. He held chief executive and chairman positions in companies in Israel, the United States, Europe, Japan and South Korea. Mr. Aberman has been employed by high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotic markets. Mr. Aberman serves as the chairman of Rose Hitech Ltd., a private investment company; as chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a private company engaged in data management. Before serving in those positions he served, between 2002 and 2005 as the President and CEO of Elbit Vision Systems, a public company traded on the OTCBB market (EVSNF.OB) which supplies inspection systems for the microelectronic industry.

In 1992, Mr. Aberman was awarded the Rothschild Prize for excellence in his field from the President of the State of Israel. Mr. Aberman holds a B.Sc. in mechanical engineering from Ben Gurion University in Israel.

Yaky Yanay

Mr. Yanay was appointed as our Chief Financial Officer and Secretary on November 1, 2006.

Prior to joining Pluristem in 2002, Mr. Yanay was the chief financial officer of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection. Mr. Yanay holds a bachelor’s degree with honors in business administration and accounting from the college of management studies in Rishon Le Zion, Israel and is a certified public accountant in Israel.

Dr. Shai Meretzki

Dr. Shai Meretzki was the founder has been the Chief Technology Officer of our wholly-owned subsidiary, Pluristem, Ltd. since October 2, 2003. He received his Ph.D. in biotechnology at the Technion in Israel in 2002. Dr. Meretzki has conducted extensive research on the subject of stem cell expansion. From 1995 to 1996, Dr. Meretzki was employed at the Department of Chemical Engineering at the Technion-Israel Institute of Technology. From 1997 to 2001, he was an instructor teaching medical students cell biology and hematology at the Rappaport Faculty of Medicine in Haifa, Israel. From 2001 to 2002, Dr. Meretzki was in charge of biological and chemical research and development for Polyheal, Ltd. in Nesher, Israel. From October 17, 2004, until September 26, 2005, Dr. Meretzki served as our CEO. On October 31, 2008, Dr. Meretzki’s consulting agreement will terminate and Dr. Meretzki will no longer be an executive officer of our company

Nachum Rosman

Mr. Rosman became a director of our Company in October 2007. In 1999, Mr. Rosman founded Talecity Ltd, a movie production company, and has since been serving as its chief financial officer. In addition he provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations. Mr. Rosman also serves as a director at several privately held companies. Throughout his career, Mr. Rosman held chief executive and chief financial officer positions in Israel, the United States and Great Britain. In these positions he was responsible, among other things, for finance management, fund raising, acquisitions and technology sales.

Mr. Rosman holds a B.Sc. in management engineering and a M.Sc. in operations research from the Technion in Israel. Mr. Rosman also participated in a Ph.D. program in investments and financing at the Tel Aviv University in Israel.

Doron Shorrer

Mr. Shorrer became a director of our Company in October 2003. Between 2002 and 2004 he was chairman of the board of Phoenix Insurance Company, one of the largest insurance companies in Israel, and Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; member of the Board of Directors of “Nechasim” of the State of Israel; member of the Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy. Among his many areas of expertise, Mr. Shorrer formulates, implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries.

Mr. Shorrer holds a B.A. in economics and accounting and an M.A. in business administration (with a specialization in finance and banking) from the Hebrew University of Jerusalem and is a certified public accountant (ISR).

Hava Meretzki

Ms. Meretzki became a director of our Company in October 2003. Ms. Meretzki is an attorney and is a partner in the law firm of Ben-Noun Meretzki in Haifa, Israel. Ms. Meretzki specializes in civil, trade and labor law and is presently Vice-Chairman for the National Council of the Israel Bar Association.

Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991, and in 1992 was admitted to the Israel Bar Association.

Isaac Braun

Mr. Braun became a director of our company in July 2005. Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience. He has been a co-founder and board member of several hi-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology. Mr. Braun is involved with advising private companies on raising financing and business development.

Israel Ben-Yoram

Mr. Ben-Yoram became a director of our Company in January 2005. He has been a director and partner in the accounting firm of Mor, Ben-Yoram and Partners in Israel since 1985. In addition, since 1992, Mr. Ben-Yoram has been a shareholder and served as the head director of Mor, Ben-Yoram Ltd., a private company in Israel that operates parallel to Mor, Ben-Yoram and Partners, which provides management services, economic consulting services and other professional services to businesses.

Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in economics from the Hebrew University of Jerusalem, an LLB and an MBA from Tel Aviv University and an LLM from Bar Ilan University.

Mark Germain

Mr. Germain became a director of our Company and was appointed as Co-Chairman of our Board in May 2007. For more than the past five years, Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries. He has been involved as a founder, director, Chairman of the Board of, and/or investor in over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He graduated New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law until 1986. Until 1991, he served in senior executive capacities, including as president of a public company sold in 1991. In addition to being Co-Chairman of the company, Mr. Germain is a director of the following publicly traded companies: Wellford Real Properties, Inc., Stem Cell Innovations, Inc. and Collexis Holdings, Inc. He is also a co-founder and director of a number of private companies in the biotechnology field.

Family Relationships

Shai Meretzki, the founder and Chief Technology Officer of our wholly owned subsidiary, Pluristem, Ltd. and Hava Meretzki, one of our directors, are husband and wife.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. Doron Shorer is the Chairman of the Audit Committee, and our Board of Directors has determined that Israel Ben-Yoram is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the NASDAQ rules and regulations. The Audit Committee operates under a charter that was approved by our Board on August 29, 2007. The charter is posted on our website at www.pluristem.com. The primary responsibilities of our Audit Committee include:

■	Appointing, compensating and retaining our registered independent accounting firm;

■	Overseeing the work performed by any independent accounting firm;

■	Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial reports provided by us to the SEC, our stockholders or to the general public, and (ii) our internal financial and accounting controls; and

■	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Our Audit Committee held four meetings during Fiscal 2008.

Other Committees of the Board

Compensation Committee

The members of our Compensation Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and NASDAQ rules and regulations. The Compensation Committee operates under a written charter that was approved by our Board on August 29, 2007. The charter is posted on our website at www.pluristem.com. The primary responsibilities of our Compensation Committee include:

■	Reviewing, negotiating and approving, or recommending for approval by our Board of the salaries and incentive compensation of our executive officers;

■	Administering our equity based plans and making recommendations to our Board with respect to our incentive–compensation plans and equity–based plans; and

■	Periodically reviewing and making recommendations to our Board with respect to director compensation.

The Compensation Committee is evaluating the appropriate practice it should adopt in connection with processes and procedures for the consideration and determination of executive and director compensation.

Nominating/Corporate Governance; Director Candidates. The Company does not have a Nominating Committee or Corporate Governance Committee or any committees of a similar nature, nor any charter governing the nomination process. Our Board does not believe that such committees are needed for a company our size. However, our independent directors will consider stockholder suggestions for additions to our Board.

Involvement in Certain Legal Proceedings

Code of Ethics

Effective August 29, 2008 , our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer), contractors, consultants and advisors.

Our Code of Business Conduct and Ethics is filed with the SEC as an exhibit to our annual report on Form 10-KSB filed on September 23, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Therapeutics Inc., MATAM Advanced Technology Park, Building No. 20, Haifa 31905 Israel

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2008, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with, with the exception of the following:

Mr. Yoram Ben-Israel failed to timely file a Form 4 reporting purchase of 2,500 shares of common stock on June 24, 2008. Mr. Ben-Israel filed a Form 4 reporting this purchase on July 3, 2008.

Mr. Nahum Rosman failed to timely file a Form 4 reporting the grant dated November 11, 2007 of an option to purchase 36,250 shares of our common stock. Mr. Rosman filed a Form 4 reporting this grant on April 1, 2008.

Item 11. Executive Compensation.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended June 30, 2008:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended June 30, 2008; and,

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensa-tion ($)		All Other Compensa-tion ($)		Total ($)

Zami Aberman
Chief Executive Officer	2008	312,565	(3)	412,051	41,287	(7)	Nil		765,903
Yaky Yanay Chief
Financial Officer (4)	2008	168,475		245,268	28,945	(7)	21,982	(5)	464,670
Shai Meretzki
Chief Technology
Officer, Pluristem, Ltd. (6)	2008	212,965		Nil	Nil		Nil		212,965

(1)     The salaries payments which were in NIS were translated into US$ at the then current exchange rate for each payment.

(2)     The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). Assumptions used in the calculations for these amounts are included in Note 2(i) to the consolidated financial statements of the Company for fiscal 2008 included in this Annual Report on Form 10-K.

(3)     Includes $15,463 paid to Mr. Aberman as compensation for services as a director.

(4)     On May 14, 2007, Mr. Yanay participated in an equity investment in the company, and received 20,000 shares and 20,000 warrants, vested immediately, exercisable at $5 per share for five years. Such securities are not reflected in the table above.

(5)     Represents cost to the Company in connection with the car made available to Mr. Yanay. The company also pays the tax associated with this benefit which is part of the amount in the Salary column in the table above.

(6)     On May 14, 2007, Mr. Meretzki participated in an equity investment in the company, and received 100,000 shares and 100,000 warrants, vested immediately, exercisable at $5 per share for five years. Such securities are not reflected in the table above.

(7)     Consists of amounts paid pursuant to agreements relating to completed financings.

(1) We have the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	A consulting agreement, or the Consulting Agreement, dated September 26, 2005 with Zami Aberman, under which Mr. Aberman received a consulting fee of $13,000 per month in NIS, at the then exchange rate. On September 18, 2006, the Board amended the Consulting Agreement by increasing the monthly consulting fee to an amount of NIS that equals $15,000 effective as of September 2006. The dollar rate will be not less then 4.35 dollar per NIS. We further agreed to pay Mr. Aberman up to two percent of any financings we conducted.

On March 11, 2007, the Board approved an amendment to the Consulting Agreement as follows: Mr. Aberman’s engagement with will not be for less than 3 years, he will be entitled to a bonus on only non- diluting financing deals in an amount approved by the Board provided that the aggregate bonus for all executive officers and directors shall not be higher than 5% of such financing.

On August 29, 2007, the Board approved that Mr. Aberman’s monthly consulting fee shall be $20,000, starting in August 2007, and that upon receipt of a clinical trial approval, the monthly consulting fee will be increased to $25,000. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. All amounts above are paid plus Value Added Tax.

(b)	An agreement with Yaky Yanay dated November 1, 2006, under which Mr. Yanay is paid 35,500 NIS per month. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary. Mr. Yanay is provided with a cellular phone and a company car pursuant to the terms of his agreement. We have agreed to pay Mr. Yanay up to 1.4% of any financings we conduct. On March 11, 2007, the Board resolved that Mr. Yanay will be entitled to a bonus on only non-diluting financing deals in an amount approved by the Board provided that the aggregate bonus for all executive officers and directors shall not be higher than 5% of such financing.

(c)	A consulting agreement dated November 24, 2005 with Meretzki Consulting Ltd., a company wholly-owned by Dr. Shai Meretzki, under which Meretzki Consulting Ltd. is paid a monthly retainer of 66,000 NIS plus Value Added Tax. Dr. Shai Meretzki is provided with a cellular phone pursuant to the terms of the consulting agreement.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, except for the following: (i) Dr. Shai Meretzki, whose termination provisions provide for 6 months’ payment on termination, which at current salary would total approximately $120,000; (ii) options issued to Mr. Aberman fully vest upon a change of control, and in the event of termination of the Consulting Agreement, he will be entitled to 50% acceleration of all of his unvested options and to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate; and (iii) Mr. Yanay may be entitled, under Israeli law and practice, to severance payment that equals a month’s salary for each twelve-month period of employment with the company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at the End of Fiscal 2008

The following table presents the outstanding equity awards held as of June 30, 2008 by our Named Executive Officers:

	Number of Securities Underlying Unexercised
Name	Options Exercisable	Options Unexercisable	Exercise Price($)	Expiration Date

Zami Aberman	22,500	-	4.40	1/16/2016
	22,500	7,500	4.00	10/30/2016
	177,087	72,913	3.50	1/23/2017
	26,250	78,750	4.38	12/25/2017
Yaky Yanay*	15,625	46,875	4.38	12/25/2017
	10,940	1,560	4.00	9/17/2016
	35,424	14,576	3.50	1/23/2017
Shai Meretzki*	7,500	-	4.40	1/11/2016
	2,256	-	4.40	1/1/2013
	938	312	3.80	12/26/2016
	35,424	14,576	3.50	1/23/2017

*The above securities do not include warrants received from participation in equity investments.

The options under each award vest over two years from date of grant, as follows: 25% vest six months after the date of grant, and the remaining options vest monthly, in equal installments over 18 months.

Aggregated Option/Exercises in Last Fiscal Year and 2008 Fiscal Year End Option/Values

During the fiscal year ended June 30, 2008, no stock options were exercised by our named executive officers.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the Stock Option Plans.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not a Named Executive Officer during Fiscal 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Mark Germain	120,000	117,729	237,729
Nachum Rosman	11,422	220,306	231,728
Doron Shorrer	16,389	98,107	114,496
Hava Meretzki	15,784	98,107	113,891
Isaac Braun	16,259	98,107	114,366
Israel Ben-Yoram	17,472	98,107	115,579

(1)	The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). Assumptions used in the calculations for these amounts are included in Note 2(i) to the consolidated financial statements of the Company for Fiscal 2008.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $8,400; meeting participation fees of $750 per in-person meeting; and for meeting participation by telephone, $350 per meeting. On February 7, 2007, the Board raised the annual director fee to $10,000. On May 17, 2007, the Board decided that the dollar rate would be not less then 4.25 dollar per NIS. During fiscal 2008 we paid a total of $77,326 to directors as compensation. This amount does not include: (i) compensation to Mr. Aberman in his capacity as a director which is reflected in the Summary Compensation Table for Fiscal 2008 above, and (ii) a consulting fee of $10,000 per month Mr. Germain is entitled to since March 11, 2007. In addition to the above, Mr. Germain will be entitled to a bonus on only non-diluting financing deal in an amount approved by the Board provided that the aggregate bonus for all Company’s executive officers and directors shall not be higher than 5% of such financing.

As of June 30, 2008, the directors held 606,397 options of which 357,138 were exercisable. On March 5, 2007 the Board approved the acceleration of the vesting of directors’ stock options in the following circumstances: (1) termination of a director’s position by the stockholders will result in the acceleration of 100% of any unvested options and (2) termination of a director’s position by resignation will result in the acceleration of 50% of any unvested options.

Other than as described in the preceding two paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated in this statement, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholdersMatters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 24, 2008 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of the Named Executive Officers; and (4) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

Directors and Named Executive Officers

Zami Aberman
Chief Executive Officer, Chairman of the Board, President and Director	313,755	(2)	3.3%

Shai Meretzki
Chief Technology Officer of Pluristem, Ltd.	290,672	(3)	3.1%

Hava Meretzki
Director	48,444	(4)	*

Doron Shorrer
Director	65,016	(5)	*

Israel Ben-Yoram
Director	50,028	(6)	*

Isaac Braun
Director	47,175	(7)	*

Nachum Rosman
Director	18,129	(8)	*

Mark Germain
Director	231,255	(9)	2.4%

Yaky Yanay
Chief Financial Officer and Secretary	122,304	(10)	1.3%

Directors and Executive Officers as a group (9 persons)	1,186,778	(11)	11.5%

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

5% Shareholders

Barry C. Honig
595 South Federal Highway, Suite 600,
Boca Raton, FL 33432	529,012	(13)	5.7%

Wood River Trust
1007 Orange St., Suite 1410
Nemours Building
Wilmington, Delaware, 19801	866,534	(14)	9.3%

Meitav Investment House
4 Berkowitz Street, Museum Tower
Tel Aviv 61180 Israel	682,333	(15)	7.2%

Cranshire Capital, L.P.
3100 Dundee Road., Suite 703 Northbrook, IL 60062	695,652	(16)	7.5%

Enable Growth Partners LP
One Ferry Building, Suite 255 San Francisco, CA 94111	695,652		7.5%

Bangor Holdings Ltd.Wickham`s Cay, Road Town,
Tortols British Virgin Islands	1,575,000	(17)	15.8%

* Is indicated for amounts less than 1%

(1) Based on 9,269,870 shares of common stock issued and outstanding as of September 24, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Consists of options to acquire 313,755 shares.

(3) Includes 24,010 shares that are registered under the name of A.R.Y. Holdings Ltd., which is owned and controlled by Dr. Shai Meretzki. Also includes options to acquire 54,662 shares of common stock and 100,000 warrants.

(4) Consists of options to acquire 48,444 shares.

(5) Consists of options to acquire 65,016 shares.

(6) Consists of options to acquire 47,528 shares.

(7) Consists of options to acquire 47,175 shares.

(8) Consists of options to acquire 18,129 shares.

(9) Consists of options to acquire 231,255 shares.

(10) Consists of also options to acquire 82,304 shares and 20,000 warrants.

(11) The number includes options to acquire 908,268shares and 120,000 warrants.

(12) This information is as of July 9, 2007 and is based solely on a Schedule 13G filed with the SEC on July 19, 2007.

(13) This information is as of December 31, 2007 and is based solely on a Schedule 13G/A filed with the SEC on February 14, 2008.

(14) This information is as of June 13, 2007 and is based solely on a Schedule 13G/A filed with the SEC on August 6, 2007. Michael C. Doyle is the Trustee of Wood River Trust. Mr. Doyle and Wood River Trust share the voting and dispositive power over all the shares reported in the Schedule 13G/A.

(15) This information is as of May 17, 2007 and is based solely on a Schedule 13G filed with the SEC on December 17, 2007 by a filing group including Meitav Investment House Ltd. Based on the information provided in such Schedule 13G, the relevant members of the group, and their respective shared voting power are: Meitav Investment House Ltd., 682,333 shares, Meitav Gemel Ltd., 351,033 shares, Meitav Underwriting Ltd., 145,307 shares, Meitav Investment Management Ltd., 185,993 shares, Zvi Stepak, 682,333 shares and Shlomo Simanovsky 682,333 shares. Meitav Gemel and Meitav Investment are wholly owned subsidiaries of Meitav Investment House. Meitav Underwriting is a majority owned subsidiary of Meitav Investment House. Messrs. Zvi Stepak and Shlomo Simanovsky are the sole shareholders, through intermediary entities, of Meitav Investment House. The address of all the members of the group is c/o Meitav Investment House 4 Berkowitz Street, Museum Tower Tel Aviv, 61180 Israel.

(16) This information is as of August 7, 2008 and is based solely on a Schedule 13G filed with the SEC on August 14, 2008.

(17) Consists of 675,000 warrants.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 20,500 shares of our common stock. As of June 30, 2008, there were 10,388 shares of our common stock still available for future grant under the plan.

On November 21, 2005, our Board of Directors adopted our 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 75,000 shares of our common stock. On January 24, 2007 our Board of Directors amended the 2005 Stock Option Plan to reserve for issuance 1,400,000 shares of our common stock. On August 29, 2007, we reserved an additional 500,000 of common stock for the 2005 option plan. As of June 30, 2008, there were 45,931 shares of common stock still available for future grant under the plan.

On August 28, 2008, our Board of Directors approved an increase of the Option pool by an additional 90,000 Shares, so that the total options under the 2005 Option Plan is set at 1,990,000.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

2003 Stock Option Plan
(equity compensation plan not
approved by security holders)	10,112	$4.62	10,388
2005 Stock Option Plan
(equity compensation plan not
approved by security holders)	1,854,069	$5.25	45,931
Equity compensation plan
approved by security holders	-	-	-
Total	1,864,181	$5.24	56,319

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended June 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2008	Twelve months ended on June 30, 2007

Audit Fees	$50,000	$40,000

Audit-Related Fees	None	None

Tax Fees	$12,724	$18,000

All Other Fees	$7,493	$36,000

Total Fees	$70,217	$94,000

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-QSB that are customary under auditing standards generally accepted in the United States.

Tax Fees. These fees relate to our tax compliance and tax planning.

All Other Fees. These fees were comprised of fees relating to review of our registration statement on Form SB-2 and fees relating to the preparation and filing of an application with the Israeli Office of Chief Scientist and ongoing advice in executing the approved application.

SEC rules require that before Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.	approved by our audit committee; or

2.	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee before the services were rendered.

The audit committee has considered the nature and amount of fees billed by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Kost Forer Gabbay & Kasierer’s independence.

PART IV

Item 15. Exhibits.

3.1*	Composite Copy of the Company's Articles of Incorporation as amended on June 4, 2008 and on July 1, 2008.

3.2	Amended By-laws (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed January 22, 2007).

4.1	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on December 29, 2003).+

4.2	An amended 2005 Stock Option Plan (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed on May 24, 2007).+

4.3	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 of our current report on Form 8-K filed on August 6, 2008).

4.4	Common Stock Purchase Warrant dated September 22, 2008 with Bangor Holdings Ltd. (incorporated by reference from Exhibit 4.1 of our current report on Form 8-K filed on September 23, 2008.)

10.1	Exclusive, World Wide Patent and Technology License and Assignment Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 6, 2003).

10.2	Consulting Agreement dated September 26, 2005 with Rose High Tech Ltd. (incorporated by reference to Exhibit 10.25 of our quarterly report on Form 10-QSB filed February 9, 2006).+

10.3	Consulting Agreement dated November 24, 2005 with Meretzki Consulting Ltd. (incorporated by reference to Exhibit 10.24 of our quarterly report on Form 10-QSB filed February 9, 2006).+

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 19, 2006).+

10.5	Assignment Agreement dated May 15, 2007 with each of Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2007).

10.6	Assignment Agreement dated May 15, 2007 with Yeda Research and Development Ltd. in (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 24, 2007).

10.7	Subscription Agreement dated May 17, 2007 in respect of a private placement (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on May 24, 2007).

10.8	Placement Agency Agreement dated July 31, 2008 with Rodman & Renshaw (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on August 6, 2008)

10.9	Securities Purchase Agreement dated August 5, 2008 with the investors named therein (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed on August 6, 2008).

10.10	Securities Purchase Agreement with Bangor Holdings Ltd. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2008.)

14.1	Code of Business Conduct and Ethics and Compliance Program adopted by the Board of Directors (incorporated by reference to Exhibit 14.1 of our annual report on Form 10-KSB filed on September 23, 2005).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of 2002 of Yaky Yanay.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
(Zami Aberman, Chief Executive Officer,
Principal Executive Officer)

Date: September 24, 2008

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Co. Chairman of the Board and Director
Dated: September 24, 2008

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 24, 2008

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 24, 2008

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 24, 2008

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 24, 2008

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 24, 2008

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 24, 2008

By: /s/ Mark Germain
Mark Germain, Co-Chairman of the Board and Directors
Dated: September 24, 2008