Form 10-Q
period 2008-09-30
PLURISTEM THERAPEUTICS INC
filed 2008-11-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,395,269 common shares issued outstanding as of October 23, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands

	September 30, 2008	June 30, 2008

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,978	$323
Marketable securities	-	1,185
Prepaid expenses	393	350
Accounts receivable from the Office of Chief Scientist	117	119
Other accounts receivables	173	130

Total current assets	2,661	2,107

LONG-TERM ASSETS:

Long-term restricted deposits	178	201
Severance pay fund	148	127
Property and equipment, net	1,189	1,149

Total long-term assets	1,515	1,477

Total assets	$4,176	$3,584

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	September 30, 2008	June 30, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables	$403	$622
Accrued expenses	193	154
Other accounts payable	257	296

Total current liabilities	853	1,072

LONG-TERM LIABILITIES

Long-term obligation	33	36
Accrued severance pay	163	147

	196	183

STOCKHOLDERS' EQUITY

Share capital:
Preferred stock $0.00001 par value:
Authorized: 10,000,000 shares as of September 30, 2008.
Common stock $0.00001 par value:
Authorized: 30,000,000 shares.
Issued and outstanding: 9,275,269 shares and 6,941,715
shares as of September 30, 2008 and June 30, 2008,
respectively.	- (*)	- (*)
Additional paid-in capital	31,385	28,345
Accumulated deficit during the development stage	(28,258)	(26,016)

	3,127	2,329

	$4,176	$3,584

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,		Period from May 11, 2001 (Inception) through September 30,
	2008	2007	2008

Research and development expenses	$1,193	$1,246	$13,558

Less participation by the Office of the Chief
Scientist	-	(409)	(1,599)

Research and development expenses, net	1,193	837	11,959

General and administrative expenses	1,003	1,557	14,959

Know how write-off	-	-	2,474

Operating loss	(2,196)	(2,394)	(29,392)

Financial expenses (income), net	46	(114)	(1,134)

Net loss for the period	$(2,242)	$(2,280)	$(28,258)

Loss per share :
Basic and diluted net loss per share	$(0.29)	$(0.39)

Weighted average number of shares used in
computing basic and diluted net loss
per share :	7,699,352	5,794,562

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share data)

	Common Stock			Additional paid-in Capital	Receipts on account of common stock	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Issuance of common stock on July 9, 2001	175,500	$	(*)	$3	$-	$-	$3

Balance as of June 30, 2001	175,500		(*)	3	-	-	3
Net loss	-		-	-	-	(78)	(78)

Balance as of June 30, 2002	175,500		(*)	3	-	(78)	(75)

Issuance of common stock on October 14, 2002,
Net of issuance expenses of $17	70,665		(*)	83	-	-	83
Forgiveness of debt	-		-	12	-	-	12
Stock cancelled on March 19, 2003	(136,500)		(*)	(*)	-	-	-
Receipts on account of stock and warrants, net of
finders and legal fees of $56	-		-	-	933	-	933
Net loss	-		-	-	-	(463)	(463)

Balance as of June 30, 2003	109,665	$	(*)	$98	$933	$(541)	$490

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Receipts on account of common stock	Deficit Accumulated during the Development stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2003	109,665	$	(*)	$98	$933	$(541)	$490

Issuance of common stock on July 16, 2003,
net of issuance expenses of $70	3,628		(*)	1,236	(933)	-	303

Issuance of common stock on January 20, 2004	15,000		(*)	-	-	-	(*)
Issuance of warrants on January 20, 2004 for finder's fee	-		-	192	-	-	192
Common stock granted to consultants on February 11, 2004	5,000		(*)	800	-	-	800
Stock based compensation related to warrants granted to consultants on December 31, 2003	-		-	358	-	-	358
Exercise of warrants on April 19, 2004	1,500		(*)	225	-	-	225

Net loss for the year	-		-	-	-	(2,011)	(2,011)

Balance as of June 30, 2004	134,793	$	(*)	$2,909	$-	$(2,552)	$357

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Deficit Accumulated during the Development stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Balance as of July 1, 2004	134,793	$	(*)	$2,909	$(2,552)	$357

Stock-based compensation related to warrants
granted to consultants on September 30, 2004	-		-	162	-	162

Issuance of common stock and warrants on November 30, 2004 related to the
October 2004 Agreement net of issuance costs of $29	16,250		(*)	296	-	296
Issuance of common stock and warrants on
January 26, 2005 related to the October 2004 Agreement
net of issuance costs of $5	21,500		(*)	425	-	425

Issuance of common stock and warrants on
January 31, 2005 related to the January 31, 2005 Agreement	35,000		(*)	-	-	(*)

Issuance of common stock and options on February 15, 2005
to former director of the Company	250		(*)	14	-	14

Issuance of common stock and warrants on
February 16, 2005 related to the January 31, 2005 Agreement	25,000		(*)	-	-	(*)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock		Additional paid-in Capital	Deficit Accumulated during the Development stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Issuance of warrants on February 16, 2005 for finder fee related to
the January 31, 2005 Agreement	-	-	144	-	144

Issuance of common stock and warrants on
March 3, 2005 related to the January 24, 2005 Agreement net of
issuance costs of $24	60,000	(*)	1,176	-	1,176

Issuance of common stock on March 3, 2005 for finder fee related to
the January 24, 2005 Agreement	9,225	(*)	(*)	-	-

Issuance of common stock and warrants on
March 3, 2005 related to the October 2004 Agreement net of issuance
costs of $6	3,750	(*)	69	-	69

Issuance of common stock and warrants to the Chief Executive Officer
on March 23, 2005	12,000	(*)	696	-	696

Issuance of common stock on March 23, 2005 related to the October
2004 Agreement	1,000	(*)	20	-	20

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Deficit Accumulated during the Development stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Classification of a liability in respect of warrants to additional paid
in capital, net of issuance costs of $ 178	-		-	542	-	542

Net loss for the year	-		-	-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*)	6,453	(4,650)	1,803

Exercise of warrants on November 28,
2005 to finders related to the January 24,
2005 agreement	400		(*)	-	-	-

Exercise of warrants on January 25 ,2006
To finders related to the January 25, 2005 Agreement	50		(*)	-	-	-

Reclassification of warrants from equity
To liabilities due to application of EITF 00-19	-		-	(8)	-	(8)

Net loss for the year	-		-	-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*)	$6,445	$(7,089)	$(644)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*)	$6,445	$-	$-	$(7,089)	$(644)

Conversion of convertible
debenture, net of issuance
costs of $440	1,019,815		(*)	1,787	-	-	-	1,787
Classification of a liability in
respect of warrants	-		-	360	-	-	-	360
Classification of deferred
issuance expenses	-		-	(379)	-	-	-	(379)

Classification of a liability in
respect of options granted
to non-employees consultants	-		-	116	-	-	-	116

Compensation related to
options granted to
employees	-		-	2,386	-	-	-	2,386

Compensation related to
options granted to non-
employees consultants	-		-	938	-	-	-	938
Exercise of warrants
related to the April 3,
2006 agreement net of issuance
costs of $114	75,692		(*)	1,022	-	-	-	1,022

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders' Equity	Total comprehensive loss
	Shares	Amount

Cashless exercise of warrants
related to the April 3, 2006
agreement	46,674		(*)	(*)	-	-	-	-
Issuance of common stock on May
and June 2007 related to the May
14, 2007 agreement, net of
issuance costs of $64	3,126,177		(*)	7,751	-	-	-	7,751
Receipts on account of shares	-		-	-	368	-	-	368
Cashless exercise of
warrants related to the
May 14, 2007 issuance	366,534		(*)	(*)	-	-	-	-
Issuance of warrants to
investors related to
the May 14, 2007
agreement	-		-	651	-	-	-	651
Unrealizd loss on available
for sale securities	-		-	-	-	(30)	-	(30)	$(30)
Net loss for the year	-		-	-	-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897

Total comprehensive loss									$(8,459)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Receipts on account of common stock	Accumulated other comprehensive loss	Deficit Accumulated During the Development stage	Total Stockholders' Equity	Total comprehensive loss
	Shares	Amount

Balance as of July 1, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897
Issuance of common stock
related to investors relation
agreements	69,500		(*)	275	-	-	-	275
Issuance of common stock in July
2007 - June 2008 related to the
May 14, 2007 Agreement	908,408		(*)	2,246	(368)	-	-	1,878
Cashless exercise of warrants
related to the May 14, 2007
Agreement	1,009,697		(*)	(*)	-	-	-	-
Compensation related to
options granted to
employees	-		-	4,204	-	-	-	4,204
Compensation related to
options granted to
non-employees consultants	-		-	543	-	-	-	543
Realized loss on available
for sale securities	-		-	-	-	30	-	30	$30
Net loss for the year	-		-	-	-	-	(10,498)	(10,498)	(10,498)

Balance as of June 30, 2008	6,941,715	$	(*)	$28,345	$-	$-	$(26,016)	$2,329

Total comprehensive loss									$(10,468)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional paid-in Capital	Deficit Accumulated During the Development stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2008	6,941,715	$	(*)	$28,345	$(26,016)	$2,329
Issuance of common stock
related to investors relation
agreements	42,250		(*)	49	-	49
Issuance of common stock and
warrants related to the August 6,
2008 agreement, net of issuance
costs of $125	1,391,304		(*)	1,475	-	1,475
Issuance of common stock and warrants
related to the September 2008
agreement, net of issuance costs
of $62	900,000		(*)	973	-	973
Compensation related to
options granted to
employees	-		-	520	-	520
Compensation related to
options granted to
non-employees consultants	-		-	23	-	23
Net loss for the period	-		-	-	(2,242)	(2,242)

Balance as of September 30, 2008	9,275,269	$	(*)	$31,385	$(28,258)	$3,127

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,242)	$(2,280)	$(28,258)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	42	21	414
Capital loss	-	-	4
Impairment of property and equipment	-	-	47
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees	520	1,268	7,110
Stock-based compensation to non-employees consultants	23	336	2,172
Stock compensation to service providers and investor
relations consultants	49	71	1,116
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Increase in other accounts receivable	(41)	(577)	(279)
Increase in prepaid expenses	(43)	(211)	(303)
Increase (decrease) in trade payables	(118)	167	393
Decrease in other accounts payable and
accrued expenses	(62)	(91)	(101)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term
restricted lease deposit	-	-	(2)
Change in fair value of liability in respect of
warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued
interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued
interest from marketable securities	(3)	11	(9)
Loss from sale of investments of available-for-sale
marketable securities	75	-	106
Impairment and realized loss on available-for-sale
marketable securities	-	-	372
Accrued severance pay, net	(5)	2	15

Net cash used in operating activities	(1,805)	(1,283)	(15,273)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2008	2007	2008

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	32
Purchase of property and equipment	(183)	(164)	(1,475)
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	(2)	(2)	(211)
Repayment of long-term restricted deposit	25	-	51
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable
securities	1,113	-	3,314
Purchase of know-how	-	-	(2,062)

Net cash provided by (used in) investing activities	953	(166)	(4,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$2,510	$316	$18,439
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan		43	49
Repayment of long-term loan	(3)	(1)	(8)

Net cash provided by financing activities	2,507	358	21,354

Increase (decrease) in cash and cash equivalents	1,655	(1,091)	1,978
Cash and cash equivalents at the beginning of the period	323	1,653	-

Cash and cash equivalents at the end of the period	$1,978	$562	$1,978

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$2	$1	$16

Interest paid	$1	$1	$14

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	There months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2008	2007	2008

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance
expenses into equity	$-	$-	$97

Conversion of convertible debenture	$-	$-	$2,227

Decrease in fair value of marketable securities	$-	$54	$-

Issuance costs	$62	$-	$62

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL

A.	Pluristem Therapeutics Inc. (“the Company”), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, the Company’s name was changed to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the subsidiary”), which is incorporated under the laws of Israel.

B.	The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 “Accounting and reporting by Development stage Enterprises”. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $28,258 through September 30, 2008 and incurred net loss of $2,242 and negative cash flow from operating activities in the amount of $ 1,805 for the three months ended September 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

C.	As of December 10, 2007, the Company’s shares of common stock were traded on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, the Company’s shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES

a.	The accompanying unaudited interim financial statements of Pluristem Therapeutics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Pluristem’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

b.	Impact of recently issued accounting standards:

For the period ended September 30, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended June 30, 2008.

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
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

In this placement each unit was comprised of one common stock and two warrants, the first warrant is exercisable for one common stock at a price of $450 per stock, and may be exercised within one year. The second warrant is exercisable for one common stock at a price of $540 per stock, and may be exercised within five years. All the warrants were expired unexercised.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	On May 14, 2007, the Company consummated a private equity placement with a group of investors (the “investors”) for an equity investment (“May 2007 Agreement”). The Company sought a minimum of $7,000 and up to a maximum of $13,500 for shares of the Company’s common stock, $.00001 par value at a per share price of $2.5, and warrants to purchase shares at an exercise price of $5 exercisable until five years after the closing date of the agreement.

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

Pursuant to the agreement the Company issued 275,320 warrants to finders as finders’ fee. The warrants are exercisable for five years from the date of grant at an exercise price of $2.5.

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

The Company decided to proceed and enter into additional security purchase agreements notwithstanding this provision for the following reasons:

—	The agreement does not contain any provisions for the adjustment of the specified minimum price in the event of stock splits and the like. If such agreement were to have contained such a provision, the floor price would be $2.50.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	(Cont.):

—	The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by transfer agent is 1.9 million shares.

—	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

It is unclear what could be the consequences of a court decision that the issuance of shares below $2.50 per share violates the May 2007 Agreement.

Currently, the Company is in discussions with some of the purchasers in order to settle this matter.

O.	The Company issued 28,398 warrants to the investors related to the May 2007 Agreement as compensation to investors who delivered the invested amount prior to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $2.5. The Company recorded the fair value of the warrants as financial expenses in the amount of $651 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black- Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

P.	During July and September 2007, the Company issued 10,000 shares of common stock to service providers pursuant to an investor relations agreement, whereby the services will be provided to the Company for a period of 6 month in consideration for a monthly retainer payments and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149.

According to EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” the Company should recognize expense as services are received. Consequently, total compensation amounted to $149 was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

Q.	In February 2008, the Company issued 7,500 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $18 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

R.	In February 2008, the Company entered into an investor relations agreements pursuant to which the service will be provided to the Company in consideration for a monthly retainer payment and for a monthly issuance of 500 shares of common stock of the Company. The Company recorded the fair value of the stock at each grant date as operating expenses in the statement of operation. An amount of $6 was recorded during the year ended June 30, 2008, and an amount of $2 was recorded during the three months ended September 30, 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	In April 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relations activities for a period of three months starting April 4, 2008. Total compensation, measured as the grant date fair market value of the stock, amounted to $102 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

T.	In July 2008, the Company issued 40,000 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $46 and was recorded as an operating expense in the statement of operations for the three months ended September 30, 2008.

U.	Pursuant to an investor relations agreement, the Company issued 750 shares of common stock to an investor relations consultant in consideration for $1.

V.	On August 6, 2008, the Company sold 1,391,304 shares of the Company’s common stock and warrants to purchase 695,652 shares of Common Stock at an exercise price of $1.90 to two investors in consideration of $1,600 pursuant to terms of a securities purchase agreement. The placement agent received a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. The warrants will be exercisable after six months from the closing date through and including August 5, 2013. Total cash issuance costs related to this placement amounted to $125.

W.	On September 22, 2008, the Company sold 900,000 shares of the Company’s common stock and warrants to purchase 675,000 shares of Common Stock to an investor in consideration for $1,035 pursuant to terms of a securities purchase agreement. The price per share of Common Stock is $1.15, and the exercise price of the Warrants is $1.90. The Warrants will be exercisable for a period of five years. As part of this transaction, the Company is obligated to pay a transaction fee to the finders equal to 6% of the actual Purchase Price and 41,400 warrants exercisable for five-years at an exercise price of $1.50 per share to purchase 41,400 of the company’s shares of Common Stock.

Total cash issuance costs related to this placement amounted to $62.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

X.	Options to employees and consultants:

On August 28, 2008, the Company’s Board of Directors approved the reservation of an additional 90,000 of common stock for the Company’s 2005 option plan (the “2005 Plan”).

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

Options to employees:

On August 28, 2008 the Company granted 97,500 options exercisable at a price of $1.04 per share to the Company’s employees and directors under the 2005 Plan. The fair value of these options at the grant date was $91.

The Company accounted for its options to employees and directors under the fair value method in accordance of SFAS 123(R). The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.26%, expected dividend yield of 0%, expected volatility of 129%, and a weighted-average contractual life of the options of up to 6 years.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

X.	Options to employees and consultants (cont.):

A summary of the Company’s share option activity for options granted to employees under the Plans is as follows:

	Three months ended September 30, 2008
	Number	Weighted Average Exercise Price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price

Options outstanding at beginning of year	1,714,181	$4.93
Options granted	97,500	1.04

Options forfeited	(3,716)	3.51

Options outstanding at end of the period	1,807,965	$4.72	8.41	$-

Options exercisable at the end of the period	1,216,771	$4.75	8.11	$-

Options vested and expected to vest	1,778,405	$4.72	8.40	$-

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

X.	Options to employees and consultants (cont.):

Options to employees (cont.):

The Company’s outstanding options to employees as of September 30, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted average remaining contractual terms

$ 1.04	97,500	-	9.91

$ 3.5	976,053	819,924	8.09

$3.72 - $3.8	31,220	27,772	7.61

$ 4	42,500	38,750	8.05

$4.38 - $4.4	473,123	218,444	8.77

$ 6.8	36,250	15,107	9.13

$ 8.2	51,877	28,972	8.69

$ 20	99,329	67,689	8.35

$ 24	113	113	0.15

	1,807,965	1,216,771

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Three months ended September 30,		Period from inception through September 30,
	2008	2007	2008

Research and development expenses	$158	$550	$2,294
General and administrative expenses	362	718	4,816

	$520	$1,268	$7,110

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

X.	Options to employees and consultants (cont.):

Options to consultants:

On September 1, 2008, the Company entered into a consulting agreement. Pursuant to the agreement the Company granted the consultant fully vested warrants to purchase 15,000 shares of the Company’s Common Stock effective upon signing the contract. The warrants were not granted under the OptionsPlans. According the agreement additional warrants to purchase 35,000 shares of the Company’s Common Stock will be granted subject to a service condition. As of September 30, 2008 the Company assumes that the service condition of this grant will not be achieved and the warrants will not be granted. The Company did not record any expenses related to the service based warrants. All warrants are exercisable for 5 years at an exercise price of $1.91 per share.

The fair value of the15,000 warrants was $13. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123 and EITF 96-18. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.10%, expected dividend yield of 0%, expected volatility of 129%, and a weighted-average contractual life of the options of 5 years.

A summary of the Company’s share option activity related to options and warrants to consultants is as follows:

	Three months ended September 30, 2008
	Number	Weighted Average Exercise Price	Weighted average remaining contractua terms (in years)	Aggregate intrinsic value price

Options outstanding at
beginning of year	212,000	$7.92
Options granted	15,000	1.91
Options forfeited	-	-

Options outstanding at end
of the period	227,000	$7.52	6.35	$-

Options exercisable at the
end of the period	172,470	$7.29	5.50	$-

Options vested and expected
to vest	227,000	$7.52	6.35	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

X.	Options to employees and consultants (cont.):

Options to consultants (cont.):

The Company’s outstanding options to consultants as of September 30, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted average remaining contractual terms

$ 1.91	15,000	15,000	4.92

$ 2.5	50,000	50,000	1.58

$ 2.97	20,000	-	9.61

$ 3.5	52,500	43,785	8.32

$ 3.8	5,000	4,385	8.24

$ 4.38 - $4.4	25,500	16,125	7.45

$ 20	59,000	43,175	7.26

	227,000	172,470

Compensation expenses related to options granted to consultants were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2008	2007	2008

Research and development expenses	$4	$116	$1,513

General and administrative expenses	19	220	659

	$23	$336	$2,172

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: – SUBSEQUENT EVENTS

A.	On October 10, 2008, the Company entered into an investor relations agreement pursuant to which the service will be provided for a period of one month to the Company in consideration for a total payment of $5 and for the issuance of 20,000 shares of Common Stock of the Company.

B.	On October 30, 2008, the Company’s Board of Directors resolved to grant to certain of the Company’s employees, management and directors options to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $0.62 per share, which was based on the closing price of the Company’s stock as traded on the Nasdaq Capital Market on October 29, 2008. The grant will be made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended and is conditioned upon the approval by the Company’s shareholders of an increase of the pool of shares under the 2005 Stock Option Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward – Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations regarding our short – and long-term capital requirements, progress in our efforts to begin clinical trials and achieve regulatory approvals, our expected milestones in the next twelve months and our outlook for the coming months. The business and operations of Pluristem Therapeutics Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007.

We have not generated any revenues, and we have negative cash flow from operations of $15,273,000 and have accumulated a deficit of $28,258,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our operating cash expenses in the next twelve months to be approximately $6,000,000.

Research and Development

Research and development expenses net for the three months ended September 30, 2008 increased by 43% to $1,193,000 from $837,000 for the three months ended September 30, 2007. The increase is due to the increase in salary expenses and subcontractor expenses attributed to an increase in the number of employees and research activity as part of our progress towards clinical trials, and decrease in the participation by the Israeli Office of the Chief Scientist, deducted with the decrease in stock-based compensation to employees and consultants in the amount of $504,000 as a result of a decrease in our stock price.

General and Administrative

General and administrative expenses for the three months ended September 30, 2008 decreased by 36% to $1,003,000 from $1,557,000 for the three months ended September 30, 2007. The decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation to employees and consultants which decreased from $938,000 to $381,000.

Financial Income, net

The decrease in financial income from $114,000 for the three months ended September 30, 2007 to an expense of $46,000 for the three months ended September 30, 2008, was mainly as a result of the loss from sale of marketable securities.

Net Loss

Net loss for the three months ended September 30, 2008 was $2,242,000, as compared to net loss of $2,280,000 for the three months ended September 30, 2007. Net loss per share for the three months ended September 30, 2008 was $0.29 as compared to $0.39 for the three months ended September 30, 2007. The net loss per share decreased as a result of the increase in our weighted average number of shares due to the issuance of additional shares in pursuant to a shelf registration statement, as discussed further below.

Liquidity and Capital Resources

As of September 30, 2008, total current assets were $2,661,000 and total current liabilities were $853,000. On September 30, 2008, we had a working capital surplus of $1,808,000 and an accumulated deficit of $28,258,000. We finance our operations and plan to continue doing so with stock issuances and with the participation of the Office of the Chief Scientist.

Cash and cash equivalents as of September 30, 2008 amounted to $1,978,000. This is an increase of $1,655,000 from the $323,000 reported as of June 30, 2008. We had no marketable securities on September 30, 2008 as opposed to marketable securities in the amount of $1,185,000 that we had as of June 30, 2008 and sold afterwards in light of volatile market conditions and the need for cash in the short-term. Cash balances increased in the three months ended September 30, 2008 for the reasons presented below:

Operating activities used cash of $1,805,000 in the three months ended September 30, 2008. Cash used by operating activities in the three months ended September 30, 2008 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers.

Investing activities provided cash of $953,000 in the three months ended September 30, 2008. This resulted primarily from proceeds from sale of marketable securities in the amount of $1,113,000 deducted by costs associated with upgrading our facilities to Good Manufacturing Practice, or GMP, standard facilities in the amount of $183,000.

Financing activities generated cash amount of $2,507,000 during the three months ended September 30, 2008 resulting primarily from receiving cash from investors related to the August and September 2008 offerings described below.

On August 6, 2008, we sold 1,391,304 shares of our common stock and warrants to purchase 695,652 shares of Common Stock at an exercise price of $1.90 per share to two investors in consideration of $1,600,000 pursuant to terms of a securities purchase agreement. Rodman & Renshaw, LLC acted as placement agent, on a best efforts basis, for the offering and received a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the Warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. Subject to FINRA Rule 2710, the placement agent warrants may be exercised after six months through and including August 5, 2013.  The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761).

On September 22, 2008, we sold 900,000 shares of our common stock and warrants to purchase 675,000 shares of Common Stock to an investor in consideration for $1,035,000 pursuant to terms of a securities purchase agreement. The price per share of Common Stock is $1.15, and the exercise price of the Warrants is $1.90. The Warrants will be exercisable for a period of five years. The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761). As part of this transaction, we are obligated to pay a transaction fee to finders equal to 6% of the actual Purchase Price and 41,400 warrants exercisable for five-years at an exercise price of $1.50 per share to purchase 41,400 of our company’s shares of Common Stock.

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

In our management’s opinion, we expect to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

—	Filing the IND (Investigation New Drug) package with the U.S. Food and Drug Administration, or FDA.

—	Scaling up of our 3-D PluriXTM Bioreactor operations bringing them to commercial capabilities.

—	Start the first Phase I clinical trial with the PLX-PAD after the FDA approval, or the IND.

Outlook

We believe that the funds we have together with expected funds from the OCS will be sufficient for operating for at least two fiscal quarters. Management believes that we will need to raise additional funds before we have any cash flow from operations. To cut our expenses, effective on November 1, 2008 we have reduced the cash compensation of all management and directors by 10% for a period of six months. We plan to issue restricted stock to the management and directors to make up for such reduction. We believe that it will take several years for us to complete the approval process for our products in the United States or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt. There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. Critical and significant accounting policies are described in our latest audited financial statements and such policies have not changed materially.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission on September 29, 2008.

Item 4T. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2008, we issued 40,000 shares of common stock to a service provider as compensation for carrying out investor relations activities.

In August 2008, we granted to certain of our employees and directors options to purchase an aggregate of 97,500 of our shares of common stock at an exercise price of $1.04 per share under the 2005 Stock Option Plan.

On September 1, 2008, we entered into a consulting agreement pursuant to which we granted the consultant fully vested warrants to purchase 15,000 shares of our common stock effective upon signing the contract. All warrants are exercisable for 5 years at an exercise price of $1.91 per share.

In October 2008, we issued 750 shares of common stock to an investor relations consultant in consideration for $1,875.

In October 2008 we issued 1,500 shares of our common stock to a consultant as compensation for carrying out investor relations activities.

All of the above issuances and sales were exempt under Regulation S and/or Regulation D under the Act and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On October 30, 2008, our board of directors resolved to grant to certain of our employees, management and directors options to purchase an aggregate of 590,000 shares of our common stock at an exercise price of $0.62 per share, which was based on the closing price of our stock as traded on the Nasdaq Capital Market on October 29, 2008. The grant will be made pursuant to an exemption from registration under section 4(2) of the Act and is conditioned upon the approval by our shareholders of an increase of the pool of shares under our 2005 Stock Option Plan.

Item 5. Other Information.

In an effort to reduce our expenses, effective on November 1, 2008 we have reduced the cash compensation of all management and directors by 10% for a period of six months. We plan to issue restricted stock to the management and directors to make up for such reduction.

On October 31, 2008, our consulting agreement with Shai Meretzki expired and as a result, Dr. Meretzki no longer serves as our Chief Technology Officer and is no longer an executive officer of our company.

Item 6. Exhibits.

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

PLURISTEM THERAPEUTICS INC. By: /s/ Zami Aberman —————————————— Zami Aberman, Chief Executive Officer (Principal Executive Officer) Date: November 5, 2008

By: /s/ Yaky Yanay —————————————— Yaky Yanay, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: November 5, 2008