Form 10-Q
period 2008-12-31
PLURISTEM THERAPEUTICS INC
filed 2009-02-13
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,759,515 common shares issued outstanding as of January 28, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008
(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008
(unaudited)

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in Thousands

	December 31, 2008	June 30, 2008
	Unaudited	Audited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,193	$323
Marketable securities	-	1,185
Prepaid expenses	183	350
Accounts receivable from the Office of Chief Scientist	368	119
Other accounts receivables	145	130

Total current assets	2,889	2,107

LONG-TERM ASSETS:

Long-term restricted deposits	168	201
Severance pay fund	149	127
Property and equipment, net	1,175	1,149
Total long-term assets	1,492	1,477

Total assets	$4,381	$3,584

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

	December 31,	June 30,
	2008	2008
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables	$525	$622
Accrued expenses	78	154
Other accounts payable	243	296

Total current liabilities	846	1,072

LONG-TERM LIABILITIES

Long-term obligation	28	36
Accrued severance pay	174	147

	202	183

STOCKHOLDERS' EQUITY

Share capital:
Preferred stock $0.00001 par value:
Authorized: 10,000,000 shares as of December 31, 2008.
Common stock $0.00001 par value:
Authorized: 30,000,000 shares.
Issued and outstanding: 11,452,697 shares and 6,941,715
shares as of December 31, 2008 and June 30, 2008,
respectively.	-(*)	-(*)
Additional paid-in capital	32,424	28,345
Accumulated deficit during the development stage	(29,091)	(26,016)

	3,333	2,329

	$4,381	$3,584

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,		Period from May 11, 2001 (Inception) through December 31,
	2008	2007	2008	2007	2008

Research and development
expenses	$2,631	$2,528	$1,368	$1,282	$14,996

Less participation by the
Office of the Chief Scientist	(1,329)	(657)	(1,329)	(248)	(2,928)

Research and development
expenses, net	1,302	1,871	39	1,034	12,068

General and administrative
expenses	1,707	3,085	744	1,528	15,663

Know how write-off	-	-	-	-	2,474

Operating loss	(3,009)	(4,956)	(813)	(2,562)	(30,205)

Financial expenses (income),
net	66	(146)	20	(32)	(1,114)

Net loss for the period	$(3,075)	$(4,810)	$(833)	$(2,530)	$(29,091)

Loss per share: Basic and
diluted net loss per share	$(0.35)	$(0.79)	$(0.09)	$(0.40)

Weighted average number of
shares used in computing
basic and diluted net loss
per share	8,693,210	6,057,010	9,697,119	6,334,401

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share data)

	Common Stock			Additional Paid-in	Receipts on Account of Common	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount		Capital	Stock	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	175,500	$	(*)	$3	$-	$-	$3

Balance as of June 30, 2001	175,500		(*)	3	-	-	3

Net loss	-		-	-	-	(78)	(78)

Balance as of June 30, 2002	175,500		(*)	3	-	(78)	(75)

Issuance of common stock on October 14, 2002, net of
issuance expenses of $17	70,665		(*)	83	-	-	83

Forgiveness of debt	-		-	12	-	-	12

Stock cancelled on March 19, 2003	(136,500)		(*)	(*)	-	-	-

Receipts on account of stock and warrants, net of
finders and legal fees of $56	-		-	-	933	-	933

Net loss	-		-	-	-	(463)	(463)

Balance as of June 30, 2003	109,665	$	(*)	$98	$933	$(541)	$490

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receipts on Account of Common	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount		Capital	Stock	Stage	(Deficiency)

Balance as of July 1, 2003	109,665	$	(*)	$98	$933	$(541)	$490

Issuance of common stock on July 16, 2003, net of	3,628		(*)	1,236	(933)	-	303
issuance expenses of $70

Issuance of common stock on January 20, 2004	15,000		(*)	-	-	-	(*)

Issuance of warrants on January 20, 2004 for finder's fee	-		-	192	-	-	192

Common stock granted to consultants on February 11, 2004	5,000		(*)	800	-	-	800

Stock based compensation related to warrants granted to consultants on December 31, 2003	-		-	358	-	-	358

Exercise of warrants on April 19, 2004	1,500		(*)	225	-	-	225

Net loss for the year	-		-	-	-	(2,011)	(2,011)

Balance as of June 30, 2004	134,793	$	(*)	$2,909	$-	$(2,552)	$357

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount		Capital	Stage	(Deficiency)

Balance as of July 1, 2004	134,793	$	(*)	$2,909	$(2,552)	$357

Stock-based compensation related to warrants granted
to consultants on September 30, 2004	-		-	162	-	162

Issuance of common stock and warrants on November
30, 2004 related to the October 2004 Agreement
net of issuance costs of $29	16,250		(*)	296	-	296

Issuance of common stock and warrants on January 26,
2005 related to the October 2004 Agreement net of
issuance costs of $5	21,500		(*)	425	-	425

Issuance of common stock and warrants on January 31,
2005 related to the January 31, 2005 Agreement	35,000		(*)	-	-	(*)

Issuance of common stock and options on February 15,
2005 to former director of the Company	250		(*)	14	-	14

Issuance of common stock and warrants on February
16, 2005 related to the January 31, 2005 Agreement	25,000		(*)	-	-	(*)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of warrants on February 16, 2005 for
finder fee related to the January 31, 2005
Agreement	-	-	144	-	144

Issuance of common stock and warrants on March
3, 2005 related to the January 24, 2005
Agreement net of issuance costs of $24	60,000	(*)	1,176	-	1,176

Issuance of common stock on March 3, 2005 for
finder fee related to the January 24, 2005
Agreement	9,225	(*)	(*)	-	-

Issuance of common stock and warrants on March
3, 2005 related to the October 2004 Agreement
net of issuance costs of $6	3,750	(*)	69	-	69

Issuance of common stock and warrants to the Chief
Executive Officer on March 23, 2005	12,000	(*)	696	-	696

Issuance of common stock on March 23, 2005
related to the October 2004 Agreement	1,000	(*)	20	-	20

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount		Capital	Stage	(Deficiency)

Classification of a liability in respect of warrants to
additional paid in capital, net of issuance costs of $ 178	-		-	542	-	542

Net loss for the year	-		-	-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*)	6,453	(4,650)	1,803

Exercise of warrants on November 28, 2005 to finders
related to the January 24, 2005 agreement	400		(*)	-	-	-

Exercise of warrants on January 25 ,2006 to finders
related to the January 25, 2005 Agreement	50		(*)	-	-	-

Reclassification of warrants from equity to liabilities
due to application of EITF 00-19	-		-	(8)	-	(8)

Net loss for the year	-		-	-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*)	$6,445	$(7,089)	$(644)

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Receipts on Account of Common Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount

Cashless exercise of warrants related to
the April 3, 2006 agreement	46,674		(*)	(*)	-	-	-	-

Issuance of common stock on May and June
2007 related to the May 14, 2007
agreement, net of issuance costs of $64	3,126,177		(*)	7,751	-	-	-	7,751

Receipts on account of shares	-		-	-	368	-	-	368
Cashless exercise of warrants related to
the May 14, 2007 issuance	366,534		(*)	(*)	-	-	-	-

Issuance of warrants to investors related
to the May 14, 2007 agreement	-		-	651	-	-	-	651

Unrealized loss on available for sale
securities	-		-	-	-	(30)	-	(30)	$(30)

Net loss for the year	-		-	-	-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897	-

Total comprehensive loss									$(8,459)

(*)     Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2008	6,941,715	$	(*)	$28,345	$(26,016)	$2,329

Issuance of common stock related to investors relation agreements	112,250		(*)	63	-	63

Issuance of common stock and warrants related to the August 6, 2008
agreement, net of issuance costs of $125	1,391,304		(*)	1,475	-	1,475

Issuance of common stock and warrants related to the September 2008
agreement, net of issuance costs of $62	900,000		(*)	973	-	973

Issuance of common stock and warrants in November and December 2008,
net of issuance costs of $39	1,656,575		(*)	624		624

Compensation related to options granted to employees	-		-	861	-	861

Compensation related to options granted to non-employees consultants	-		-	27	-	27

Stock compensation granted to employees	450,853		(*)	56	-	56

Net loss for the period	-		-	-	(3,075)	(3,075)

Balance as of December 31, 2008	11,452,697	$	(*)	$32,424	$(29,091)	$3,333

(*)     Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Six months ended December 31.		Period from May 11, 2001 (inception) through December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,075)	$(4,810)	$(29,091)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	84	53	456
Capital loss	-	4	4
Impairment of property and equipment	-	-	47
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees	861	2,320	7,451
Stock-based compensation to non-employees consultants	27	486	2,176
Stock compensation to service providers and investor
relations consultants	63	146	1,130
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	56	-	767
Increase in other accounts receivable	(220)	(260)	(458)
Increase in prepaid expenses	167	(209)	(93)
Increase (decrease) in trade payables	4	89	515
Decrease in other accounts payable and accrued expenses	(129)	(69)	(168)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted
lease deposit	-	-	(2)
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest
on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest
from marketable securities	(3)	(2)	(9)
Gain (loss) from sale of investments of
available-for-sale marketable securities	75	(1)	106
Impairment and realized loss on available-for-sale
marketable securities	-	65	372
Accrued severance pay, net	5	8	25

Net cash used in operating activities	(2,085)	(2,180)	(15,553)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Six months ended December 31.		Period from May 11, 2001 (inception) through December 31,
	2008	2007	2008

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	-	-	32
Purchase of property and equipment	(211)	(568)	(1,503)
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	(2)	(2)	(211)
Repayment of long-term restricted deposit	35	-	61
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable
securities	1,113	96	3,314
Purchase of know-how	-	-	(2,062)

Net cash provided by (used in) investing activities	935	(474)	(4,121)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock and warrants, net of issuance
costs	$3,028	$1,421	$18,957
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan		44	49
Repayment of long-term loan	(8)	(2)	(13)

Net cash provided by financing activities	3,020	1,463	21,867

Increase (decrease) in cash and cash equivalents	1,870	(1,191)	2,193
Cash and cash equivalents at the beginning of the period	323	1,653	-

Cash and cash equivalents at the end of the period	$2,193	$462	$2,193

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Six months ended December 31.		Period from May 11, 2001 (inception) through December 31,
	2008	2007	2008

(a) Supplemental disclosure of cash flow activities:

Cash paid during the period for:
Taxes paid due to non-deductible expenses	$4	$1	$18

Interest paid	$1	$1	$14

(b) Supplemental disclosure of non-cash activities:

Classification of liabilities and deferred issuance expenses
into equity	$-	$-	$97

Conversion of convertible debenture	$-	$-	$2,227

Decrease in fair value of marketable securities	$-	$182	$-

Issuance of shares in consideration of accounts receivable	$44	$70	$44

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1:	GENERAL

A.	Pluristem Therapeutics Inc. (“the Company”), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, the Company’s name was changed to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the Subsidiary”), which is incorporated under the laws of Israel.

B.	The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 “Accounting and reporting by Development stage Enterprises”. In the course of such activities, the Company and its Subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its Subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $29,091 through December 31, 2008 and incurred net loss of $3,075 and negative cash flow from operating activities in the amount of $2,085 for the six months ended December 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with placements of equity securities and R&D grants and in the longer term, from revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C.	As of December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, the Company’s shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim financial statements of Pluristem Therapeutics Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Pluristem’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

B.	Impact of recently issued accounting standards:

For the period ended December 31, 2008, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended June 30, 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS

A.	The Company’s authorized common stock consists of 30,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available On November 26, 2007, the Company effected a one for two hundred reverse stock split. Accordingly, all references to number of shares, common stock and per share data have been adjusted to reflect the stock split on a retroactive basis.

On July 1, 2008, the authorized share capital of the Company was amended to include 10,000,000 shares of preferred stock, par value $0.00001 each, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.

B.	On July 9, 2001, the Company issued 175,500 shares of common stock in consideration for $2.5, which was received on July 27, 2001.

On October 14, 2002, the Company issued 70,665 shares of common stock at a price of approximately $1.4 per common share in consideration for $100 before issuance costs of $17.

C.	On March 19, 2003, two directors each returned 68,250 shares of common stock with a par value of $2 per share, for cancellation, for no consideration.

D.	In July 2003, the Company issued an aggregate of 3,628 units comprised of 3,628 shares of common stock and 7,256 warrants to a group of investors, for total consideration of $1,236 (net of issuance costs of $70), under a private placement. The consideration was paid partly in the year ended June 30, 2003 ($933) and the balance was paid in the year ended June 30, 2004.

In this placement each unit was comprised of one common stock and two warrants, the first warrant was exercisable for one share of common stock at a price of $450 per share, and could have been exercised within one year. The second warrant is exercisable for one common stock at a price of $540 per share, and may be exercised within five years. All the warrants expired unexercised.

E.	On January 20, 2004, the Company consummated a private equity placement with a group of investors (the “Investors”). The Company issued 15,000 units in consideration for net proceeds of $1,273 (net of issuance costs of $227). Each unit is comprised of 15,000 common stock and 15,000 warrants. Each warrant is exercisable into one common stock at a price of $150 per share, and may be exercised until January 31, 2007. On March 18, 2004, a registration statement on Form SB-2 was declared effective and the above-mentioned common stock was registered for re-sale. If the effectiveness of the Registration Statement is suspended subsequent to the effective date of registration (March 18, 2004), for more than certain permitted periods, as described in the private equity placement agreement, the Company shall pay penalties to the Investors in respect of the liquidated damages.

According to Emerging Issues Task Force (“EITF”) 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock”, the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants were reported in the statements of operations as financial income or expense.

The Company allocated the gross amount received of $1,500 to the par value of the shares issued ($0.03) and to the liability in respect of the warrants issued ($1,499.97). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants expired unexercised.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

In addition, the Company issued 1,500 warrants to finders in connection with this private placement, exercisable into 1,500 common shares at a price of $150 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192 was recorded as deferred issuance costs and is amortized over a period of 3 years. On April 19, 2004, the finders exercised the warrants.

F.	In October 2004, the Company commenced a private placement offering (“the October 2004 Agreement”) pursuant to which it issued 42,500 units. Each unit is comprised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $60 per share, subject to certain adjustments. The units were issued as follows:

In November 2004, the Company issued according to the October 2004 Agreement 16,250 units comprised of 16,250 common stock and 16,250 warrants to a group of investors, for total consideration of $296 (net of cash issuance costs of $29), and an additional 600 warrants to finders as finders’ fees.

In January 2005, the Company issued according to the October 2004 Agreement an additional 21,500 units for total consideration of $425 (net of cash issuance costs of $5), and an additional 450 warrants were issued to finders as finders’ fees.

In March 2005, the Company issued according to the October 2004 Agreement additional 3,750 units for total consideration of $69 (net of cash issuance costs of $6), and an additional 175 warrants were issued to finders as finders’ fees.

In March 2005, the Company issued according to the October 2004 Agreement 1,000 common shares and 1,000 share purchase warrants to one investor for total consideration of $20 which was paid to the Company in May 2005.

On November 30, 2006, all the warrants expired unexercised.

G.	On January 24, 2005, the Company commenced a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 60,000 units in consideration for $1,176 (net of cash issuance costs of $24). Each unit is compromised of one share of common stock and one warrant. The warrant is exercisable for one share of common stock at a price of $60 per share. On November 30, 2006, all the warrants expired unexercised. Under this agreement the Company issued to finders 9,225 shares and 2,375 warrants with exercise price of $500 per share exercisable until November 2007. On November 30, 2007, 1,925 unexercised warrants expired.

H.	On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors according to which it issued 60,000 units in consideration for net proceeds of $1,137 (net of issuance costs of $63). Each unit is comprised of one common stock and one warrant. Each warrant is exercisable into one share of common stock at a price of $60 per share. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (3,000) with an exercise price of $20 per share, subject to certain adjustments, exercisable until November 30, 2006.

According to EITF 00-19, the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants will be reported in the statements of operations as financial income or expense.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

As of the date of the issuance, the Company allocated the gross amount received of $1,200 to the par value of the shares issued ($0.12) and to the liability in respect of the warrants issued ($1,200). Issuance expenses in the amount of $63 and finders fee in the amount of $144 were recorded as deferred issuance costs. The amount allocated to the liability was less than the fair value of the warrants at grant date. On May 13, 2005, the Registration Statement became effective and the Company was no longer subject to possible penalties. As such, the liability and the deferred issuance costs related to the agreement has been classified to the Stockholders Equity as Additional Paid in Capital. As of May 13, 2005, the fair value of the liability in respect of the warrants issued was $720 and the amount of the deferred issuance costs was $178.

On November 30, 2006, all the warrants expired unexercised.

I.	On March 23, 2005, the Company issued 12,000 shares of common stock and 12,000 options as a bonus to the then Chief Executive Officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black–Scholes valuation model. On November 30, 2006, all the warrants expired unexercised.

J.	On February 11, 2004, the Company issued an aggregate amount of 5,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004. Total compensation, measured as the grant date fair market value of the stock, amounted to $800 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

K.	On November 28, 2005, 400 warrants, which were issued to finders as finder fees related to the “January 24, 2005 Agreement”, were exercised.

L.	On January 25, 2006, 50 warrants, which were issued to finders as finder fees related to the “January 24, 2005 Agreement”, were exercised.

M.	Convertible Debenture

On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures”), for gross proceeds of $3,000. In conjunction with this financing, the Company issued 236,976 warrants exercisable for three years at an exercise price of $15 per share. The Company paid a finder’s fee of 10% in cash and issued 47,394 warrants exercisable for three years, half of which are exercisable at $15 and half of which are exercisable at $15.4 per share. The Company also issued 5,000 warrants in connection with the separate finder’s fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $15 per share.

1a.	Interest accrued on the Debentures at the rate of 7% per annum, was payable semi-annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest was payable, at the option of the Company, either (1) in cash, or (2) in shares of Common Stock at the then applicable conversion price. If the Company failed to deliver stock certificates upon the conversion of the Debentures at the specified time and in the specified manner, the Company was required to make substantial payments to the holders of the Debentures.

1b.	The warrants, issued as of April 3, 2006, become first exercisable on the 65th day after issuance. Holders of the Warrants were entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

M.	Convertible Debenture (Cont.):

In accordance with EITF 00-19, the Company allocated the consideration paid for the convertible debenture and the warrants as follows:

The warrants were recorded as a liability based on their fair value in the amount of $951 at grant date. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months. Changes in the fair value are recorded as interest income or expense, as applicable.

The fair value of the conversion feature of the debentures at grant date, in the amount of $1,951 was recorded as a liability.

The balance of the consideration, in the amount of $97, was allocated to the debentures. The discount in the amount of $2,903 was amortized according the effective rate interest method over the debentures contractual period (24 months).

The fair value of the warrants issued as a finder’s fee and the finder’s fee in cash amounted to $535 and were recorded as deferred issuance expenses and are amortized over the Debentures’ contractual period. The Company estimated the fair value of the warrants using a Black – Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months.

According to EITF 00-19, in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the Debentures, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company’s warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings.

As of November 9, 2006, all of the Debentures, were converted into 969,815 shares. As a result, an amount of $1,787 was reclassified into common stock and additional paid-in capital as follows: from conversion of the feature embedded in convertible debenture ($1,951), convertible debenture ($202), accrued interest ($74) net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

Pursuant to an investor relations agreement dated April 28, 2006, the Company paid in cash an amount of $440 on October 19, 2006 and issued 50,000 common shares on November 9, 2006 to certain service providers following reaching certain milestones regarding the conversion of the Debentures as agreed to by the parties.

During the year ended June 30, 2007, 186,529 of the warrants which were issued on April 3, 2006, were exercised. 75,692 warrants were exercised into shares in consideration for $1,022 (net of cash exercise costs of $114), and 110,836 warrants were exercised cashless into 46,674 shares.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	On May 14, 2007, the Company consummated a private equity placement with a group of investors for an equity investment (“May 2007 Agreement”). The Company sought a minimum of $7,000 and up to a maximum of $13,500 for shares of the Company’s common stock, $.00001 par value at a per share price of $2.50, and warrants to purchase shares at an exercise price of $5 exercisable until five years after the closing date of the agreement.

In May 2007, under the May 2007 Agreement, the Company issued 3,126,177 shares of the Company’s common stock and 3,126,177 warrants to purchase the Company’s common stock in consideration for $7,751 (net of cash issuance costs of $64).

During July and August 2007, under the May 2007 Agreement, the Company issued additional 273,828 shares of the Company’s common stock and 273,828 warrants to purchase the Company’s common stock in consideration for $685. The consideration was paid partly prior to the issuance of the shares in the year ended June 30, 2007 ($368) and was recorded as receipts on account of shares and the balance was paid during July and August 2007.

As part of May 2007 Agreement, the Company signed an escrow agreement according to which the Company granted an option to an investor to invest, under the same conditions defined in the May 2007 Agreement, up to $5,000 which will be paid in monthly installments over 10 months starting six months subsequent to the closing date. According to the agreement, in the event that the investor fails to make any of the payments within five days of the payment due date, the option to invest the remaining amount will be cancelled. As a result of this agreement, the Company issued 634,580 shares of the Company’s common stock and 634,580 warrants to purchase the Company’s common stock in consideration for $1,561 (net of cash issuance costs of $25). As of March 31, 2008 the option was cancelled.

The total proceeds related to the May 2007 Agreement accumulated as of June 30, 2008 were $9,997 (net of cash issuance costs of $89), and 4,034,585 shares and 4,034,585 warrants were issued.

In connection with the May 2007 Agreement, the Company issued 275,320 warrants to finders as finders’ fee. The warrants are exercisable for five years from the date of grant at an exercise price of $2.50 per share.

During year 2008 and 2007, 1,361,818 and 500,000 warrants related to the May 2007 Agreement were exercised on a cashless basis for 1,009,697 shares of stock and 366,534 shares of stock, respectively.

In the subscription agreement for the May 2007 equity financing, there is a provision that requires the Company for a period of four years (subject to acceleration under certain circumstances) not to sell any of the Company’s common stock for less than $0.0125 per share (pre-split price). The May 2007 Agreement provides that any sale below that number must be preceded by consent from each purchaser in the placement. Since that date, the Company had effected a one-for-200 reverse stock split.

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

The Company intends to grant 8% warrant coverage for shares all investors from May 2007 Agreement held on August 6, 2008, with an exercise price of $1.90, exercisable for two years, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding the said dispute.

O.	The Company issued 28,398 warrants to the investors related to the May 2007 Agreement as compensation to investors who delivered the invested amount prior to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $2.50 per share. The Company recorded the fair value of the warrants as financial expenses in the amount of $651 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of 5 years.

P.	During July and September 2007, the Company issued 10,000 shares of common stock to service providers pursuant to an investor relations agreement, whereby the services will be provided to the Company for a period of 6 months in consideration for a monthly retainer payments and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149.

According to EITF 00-18, the Company should recognize expense as services are received. Consequently, total compensation amounted to $149 was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

Q.	In February 2008, the Company issued 7,500 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $18 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

R.	In February 2008, the Company entered into an investor relations agreement pursuant to which the service will be provided to the Company in consideration for a monthly retainer payment and for a monthly issuance of 500 shares of common stock of the Company. The Company recorded the fair value of the stock at each grant date as operating expenses in the statement of operations. An amount of $6 was recorded during the year ended June 30, 2008, and an amount of $2 was recorded during the six months ended December 31, 2008.

S.	In April 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relations activities for a period of three months starting April 4, 2008. Total compensation, measured as the grant date fair market value of the stock, amounted to $102 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

T.	In July 2008, the Company issued 40,000 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $46 and was recorded as an operating expense in the statement of operations for the six months ended December 31, 2008.

U.	On August 6, 2008, the Company sold 1,391,304 shares of the Company’s common stock and warrants to purchase 695,652 shares of common stock at an exercise price of $1.90 to two investors in consideration of $1,600 pursuant to terms of a securities purchase agreement. The placement agent received a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. The warrants will be exercisable after six months from the closing date through and including August 5, 2013. Total cash issuance costs related to this placement amounted to $125.

V.	On September 22, 2008, the Company sold 900,000 shares of the Company’s common stock and warrants to purchase 675,000 shares of common stock to an investor in consideration for $1,035 pursuant to terms of a securities purchase agreement. The price per share of common stock was $1.15, and the exercise price of the warrants is $1.90. The warrants will be exercisable for a period of five years. As part of this transaction, the Company paid a transaction fee to the finders equal to 6% of the actual purchase price and warrants exercisable for five years at an exercise price of $1.50 per share to purchase 54,000 of the Company’s shares of common stock.

Total cash issuance costs related to this placement amounted to $62.

W.	In October 2008 the Company issued 750 shares of common stock to an investor relations consultant in consideration for $1.

X.	On October 10, 2008, the Company entered into an investor relations agreement pursuant to which the service will be provided for a period of one month to the Company in consideration for a total payment of $5 and for the issuance of 20,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $12 and was recorded as an operating expense in the statement of operations for the six months ended December 31, 2008.

Y.	In November and December 2008, the Company entered into a securities purchase agreement with investors, pursuant to which the Company sold 1,656,575 shares of its common stock at a price of $0.40 per share, for an aggregate purchase price of $663, and issued warrants to purchase up to an additional 1,656,575 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to the Company no later than 10 business days following the release of an official announcement by the company that it is initiating its first human clinical trials, to purchase an additional 883,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $663, and receive therewith warrants to purchase up to an additional 883,507 shares of common stock with an exercise price of $1.50 per share.

The issuance costs include $39 in cash and warrants exercisable for five years at an exercise price of $1.00 per share to purchase 96,579 of the Company’s shares of common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Z.	In December 2008, the Company issued a total of 450,853 shares of its common stock to its directors and employees at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation for a period of six months such directors and employees were due to receive from the Company in consideration for their services. The shares have a six month vesting period. An expense relating the salary reductions during two months in the amount of $56 was recorded as an operating expense in the statement of operations for the six months ended December 31, 2008.

AA.	In December 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relations activities for a period of 12 months. Total compensation, measured as the grant date fair market value of the stock, amounted to $24. An expense in the amount of $2 was recorded in the statement of operations for the six months ended December 31, 2008.

BB.	Options and warrants to employees and consultants:

On August 28, 2008, the Company’s Board of Directors approved the reservation of an additional 90,000 of common stock for the Company’s 2005 option plan (the “2005 Plan”).

Each option granted under the 2005 Plan is exercisable through the expiration date of the 2005 Plan unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options vest over two years from the date of grant, as follows: 25% vests six months after the date of grant, and the remaining options vest monthly, in equal instalments over 18 months unless other vesting schedules are specified. Any options that are cancelled or forfeited before expiration become available for future grants.

Options to employees:

On August 28, 2008, the Company granted 97,500 options exercisable at a price of $1.04 per share to the Company’s employees and directors under the 2005 Plan. The fair value of these options at the grant date was $91.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

BB.	Options and warrants to employees and consultants (cont.) :

Options to employees (cont.):

The Company accounted for its options to employees and directors under the fair value method in accordance of Statement of Financial Accounting Standards (“SFAS”) 123(R). The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.26%, expected dividend yield of 0%, expected volatility of 129%, and a weighted-average contractual life of the options of up to 6 years.

A summary of the Company’s share option activity for options granted to employees under the Plans is as follows:

	Six months ended December 31, 2008
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options outstanding at
beginning of year	1,714,181	$4.93

Options granted	97,500	1.04
Options forfeited	(10,173)	4.06

Options outstanding at
end of the period	1,801,508	$4.73	8.01	$-

Options exercisable at
the end of the period	1,409,161	$4.78	7.73	$-

Options vested and
expected to vest	1,781,891	$4.73	8.00	$-

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

BB.	Options and warrants to employees and consultants (cont.):

Options to employees (cont.):

The Company’s outstanding options to employees as of December 31, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted Average Remaining Contractual Terms

$ 1.04	97,500	-	9.66

$ 3.50	969,813	932,969	7.60

$ 3.72 - $3.80	31,116	31,116	7.17

$ 4.00	42,500	41,250	7.80

$ 4.38 - $4.40	473,123	269,387	8.53

$ 6.80	36,250	19,640	8.87

$ 8.20	51,877	35,227	8.44

$ 20.00	99,329	79,572	8.10

	1,801,508	1,409,161

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2008	2007	2008	2007	2008

Research and
development expenses	$259	$1,002	$101	$452	$2,395

General and
administrative
expenses	602	1,318	240	600	5,056

	$861	$2,320	$341	$1,052	$7,451

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

BB.	Options and warrants to employees and consultants (cont.):

Options and warrants to consultants:

On September 1, 2008, the Company entered into a consulting agreement. Pursuant to the agreement the Company granted the consultant fully vested warrants to purchase 15,000 shares of the Company’s common stock effective upon signing the contract. The warrants were not granted under the Company's options plans. According to the agreement, additional warrants to purchase 35,000 shares of the Company’s common stock will be granted subject to a service condition. As of December 31, 2008, the Company assumes that the service condition of this grant will not be achieved and the warrants will not be granted. The Company did not record any expenses related to the service based warrants. All warrants are exercisable for 5 years at an exercise price of $1.91 per share.

The fair value of the 15,000 warrants was $13. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123(R) and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.10%, expected dividend yield of 0%, expected volatility of 129%, and a weighted-average contractual life of the options of 5 years.

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Six months ended December 31, 2008
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options and warrants outstanding at beginning of year	212,000	$7.92

Options and warrants granted	15,000	1.91

Options and warrants forfeited	(750)	4.40

Options and warrants outstanding
at end of the period	226,250	$7.53	6.12	$-

Options and warrants exercisable
at the end of the period	192,553	$7.40	5.63	$-

Options and warrants vested and
expected to vest	226,250	$7.53	6.12	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

BB.	Options and warrants to employees and consultants (cont.):

Options and warrantsto consultants (cont.):

The Company’s outstanding options and warrants to consultants as of December 31, 2008, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms

$ 1.91	15,000	15,000	4.67

$ 2.50	50,000	50,000	1.33

$ 2.97	20,000	5,833	9.36

$ 3.50	52,500	50,355	8.07

$ 3.80	5,000	5,000	7.99

$ 4.38 - 4.40	24,750	17,250	7.42

$ 20.00	59,000	49,115	7.01

	226,250	192,553

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2008	2007	2008	2007	2008

Research and
development expenses	$5	$146	$1	$30	$1,514

General and
administrative
expenses	22	340	3	121	662

	$27	$486	$4	$151	$2,176

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4:	SUBSEQUENT EVENTS

A.	On October 30, 2008, the Company’s Board of Directors resolved to grant to certain of the Company’s employees, management and directors options to purchase an aggregate of 590,000 shares of the Company’s common stock at an exercise price of $0.62 per share, which was based on the closing price of the Company’s stock as traded on the Nasdaq Capital Market on October 29, 2008. The grant was to be made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended and was conditioned upon the approval by the Company’s shareholders of an increase of the pool of shares under the 2005 Plan.

At the annual meeting of stockholders of the Company held on January 21, 2009, the Company’s stockholders approved the adoption of the Amended and Restated 2005 Stock Option Plan of the Company, amending the current 2005 Plan in order to: (i) increase the number of shares of Common Stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of Common Stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allow the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date thereof to be December 31, 2018.

B.	On January 29, 2009, the Company entered into a subscription agreement with certain investors, pursuant to which the Company sold to such investors 1,034,000 units, each unit consisting of one share of common stock and a warrant to purchase one of the company’s share of common stock (“Unit”). The purchase price per Unit was $1.16 and the aggregate purchase price for the said Units is approximately $1,200. The warrants are exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward – Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations regarding our short – and long-term capital requirements, progress in our efforts to begin clinical trials and achieve regulatory approvals, our expected milestones in the next twelve months and our outlook for the coming months including our plans to raise additional non-dilutive funding. The business and operations of Pluristem Therapeutics Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Related to Our Business” in Part I, Item 1, “Description of Business” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Going Concern

We have not generated revenues since our inception. Historically we have relied on private placement issuances of equity and debt.

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

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2007.

We have not generated any revenues, and we have negative cash flow from operations of $15,553,000 and have accumulated a deficit of $29,091,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our operating cash expenses in the next twelve months to be approximately $6,000,000.

Research and Development

Research and development expenses net for the six months ended December 31, 2008 decreased by 30% to $1,302,000 from $1,871,000 for the six months ended December 31, 2007. The decrease is due to the decrease in stock-based compensation to employees and consultants in the amount of $885,000 as a result of a decrease in our stock price, and due to the increase in the participation by the Israeli Office of the Chief Scientist as the grant for the previous 10 months was approved and recorded in December 2008.

Research and development expenses net for the three months ended December 31, 2008 decreased by 96% to $39,000 from $1,034,000 for the three months ended December 31, 2007. The decrease is due to the decrease in stock-based compensation to employees and consultants in the amount of $380,000 as a result of a decrease in our stock price and due to the increase in the participation by the Israeli Office of the Chief Scientist as the grant for the previous 10 months was approved and recorded on December 2008.

General and Administrative

General and administrative expenses for the six months ended December 31, 2008 decreased by 45% to $1,707,000 from $3,085,000 for the six months ended December 31, 2007. The decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation to employees and consultants that decreased from $1,658,000 to $624,000. In addition, there was a cut down in various expenses, mainly in expenses related to services provided by investor relations and public relations consultants.

General and administrative expenses for the three months ended December 31, 2008 decreased by 51% to $744,000 from $1,528,000 for the three months ended December 31, 2007. The decrease in general and administrative expenses is attributable to the decrease in stock-based compensation to employees and consultants that decreased from $721,000 to $243,000 and to the cut down in investor relations and public relations related expenses.

Financial Income, net

The decrease in financial income from $146,000 for the six months ended December 31, 2007 to an expense of $66,000 for the six months ended December 31, 2008, was mainly as a result of the loss from sale of marketable securities in the first quarter of fiscal year 2009.

Net Loss

Net loss for the six and three months ended December 31, 2008 was $3,075,000 and $833,000, respectively, as compared to net loss of $4,810,000 and $2,530,000 for the six and three months ended December 31, 2007. Net loss per share for the six and three months ended December 31, 2008 was $0.35 and $0.09, respectively, as compared to $0.79 and $0.40 for the six and three months ended December 31, 2007. The net loss per share decreased as a result of the decrease in the net loss and the increase in our weighted average number of shares due to the issuance of additional shares in pursuant to equity issuances as discussed further below.

Liquidity and Capital Resources

As of December 31, 2008, total current assets were $2,889,000 and total current liabilities were $846,000. On December 31, 2008, we had a working capital surplus of $2,043,000 and an accumulated deficit of $29,091,000. We finance our operations and plan to continue doing so with stock issuances and with the participation of the Office of the Chief Scientist.

Cash and cash equivalents as of December 31, 2008 amounted to $2,193,000. This is an increase of $1,870,000 from the $323,000 reported as of June 30, 2008. We had no marketable securities on December 31, 2008 as opposed to marketable securities in the amount of $1,185,000 that we had as of June 30, 2008 and sold afterwards in light of volatile market conditions and the need for cash in the short-term. Cash balances increased in the six months ended December 31, 2008 for the reasons presented below.

Operating activities used cash of $2,085,000 in the six months ended December 31, 2008. Cash used by operating activities in the six months ended December 31, 2008 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers, less R&D grant participation by the Office of the Chief Scientist.

Investing activities provided cash of $935,000 in the six months ended December 31, 2008. This resulted primarily from proceeds from sale of marketable securities in the amount of $1,113,000 offset by costs associated with upgrading our facilities to Good Manufacturing Practice, or GMP, standard facilities in the amount of $211,000.

Financing activities generated cash of $3,020,000 during the six months ended December 31, 2008 resulting primarily from receiving cash from investors related to the offerings described below.

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

On September 22, 2008, we sold 900,000 shares of our common stock and warrants to purchase 675,000 shares of Common Stock to an investor in consideration for $1,035,000 pursuant to terms of a securities purchase agreement. The price per share of common stock is $1.15, and the exercise price of the warrants is $1.90. The warrants will be exercisable for a period of five years. The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761). As part of this transaction, we paid a transaction fee to finders equal to 6% of the actual purchase price and warrants exercisable for five-years at an exercise price of $1.50 per share to purchase 54,000 shares of our common stock.

During November 2008 through January 2009, we entered into a securities purchase agreements with investors, pursuant to which we sold 1,746,575 shares of our common stock at a price of $0.40 per share, for an aggregate purchase price of $698,630, and issued warrants to purchase up to an additional 1,746,575 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreements, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that it is initiating its first human clinical trials, to purchase an additional 931,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $698,630, and receive therewith warrants to purchase up to an additional 931,507 shares of common stock with an exercise price of $1.50 per share (“Option”). The Option is exercisable within 6 months from the closing date. As part of this transaction, we paid a transaction fee to finders in an amount of $38,630 in cash and issued them warrants exercisable for five-years at an exercise price of $1.00 per share to purchase 96,579 shares of our common stock.

In December 2008, we issued a total of 450,853 shares of our common stock to our employees and directors at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation such officers and directors were due to receive from us in consideration for their services and in an effort to reduce our cash expenses.

On January 20, 2009, we sold 216,818 shares of our common stock and warrants to purchase 216,818 shares of common stock to investors in consideration for $95,400 pursuant to terms of a securities purchase agreement. The price per share of common stock is $0.44, and the exercise price of the warrants is $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that it is initiating its first human clinical trials, to purchase an additional 127,200 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $95,400, and receive therewith warrants to purchase up to an additional 127,200 shares of common stock with an exercise price of $1.50 per share (the “January 20 Option”). The January Option is exercisable within 6 months from the closing date. As part of this transaction, we paid a transaction fee to finders in an amount of $5,400 in cash and issued them warrants exercisable for two years at an exercise price of $1.00 per share to purchase 12,273 shares of our common stock.

On January 29, 2009, we entered into a subscription agreement with certain investors, pursuant to which we sold to such investors 1,034,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of our common stock exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share (“Unit”). The purchase price per Unit is $1.16 and the aggregate purchase price for the said Units is approximately $1,200,000.

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

In our management’s opinion, we expect to achieve the following events or milestones in the next twelve months in order for us to begin generating revenues as planned in three years or more:

—	Scaling up of our 3-D PluriXTM Bioreactor operations bringing them to commercial capabilities.

—	Start the first Phase I clinical trial in the USA with the PLX-PAD after the FDA approves the IND.

—	Start the first Phase I clinical trial in Europe with the PLX-PAD after the PEI approval, or the IMPD.

—	Obtaining Pre-clinical data in additional clinical indication.

Outlook

We believe that the funds we have will be sufficient for operating for at least four fiscal quarters. We are continuously seeking research grants in order to raise additional non-dilutive funding. We work closely with Office of Israel’s Chief Scientist ("OCS") who supported our activity in the past 3 years and we plan to submit an application for a new grant to the OCS in March 2009. We also filed grant applications and formed a Multidisciplinary Consortium that includes thirteen companies and research centers in Germany, France, Switzerland and Israel to support additional clinical trials via grant applications totaling approximately $13 million. These grant applications, supported by the Seventh Framework Programme for Research and Technological Development, are the European Union’s main instrument for funding research in Europe. There can be no assurance that we will receive these grants. Management believes that we will need to raise additional funds before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States, Europe or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt. There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. Critical and significant accounting policies are described in our latest audited financial statements and Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008 and such policies have not changed materially.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2008, we issued 750 shares of common stock to an investor relations consultant in consideration for $1,875.

In October 2008, we issued 21,500 shares of our common stock to consultants as compensation for carrying out investor relations activities.

In December 2008, we entered into securities purchase agreements with investors, pursuant to which we sold 156,575 shares of our common stock at a price of $0.40 per share, for an aggregate purchase price of $62,630, and issued warrants to purchase up to an additional 156,575 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that we are initiating our first human clinical trials, to purchase an additional 83,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $62,630, and receive therewith warrants to purchase up to an additional 83,507 shares of common stock with an exercise price of $1.50 per share (the “Option”). The Option is exercisable within 6 months from the closing date.

In December 2008, we issued a total of 202,317 shares of our common stock to certain of our employees at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation such employees were due to receive from us in consideration for their services.

In December 2008, we issued 50,000 shares of our common stock to a consultant as compensation for carrying out investor relations activities.

All of the above issuances and sales were exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended (the “Act”) and/or Section 4(2) of the Act.

Item 6. Exhibits.

10.1	Amended and Restated 2005 Stock Option Plan of Pluristem Therapeutics Inc., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 23, 2009).

10.2*	Form of a Letter of Agreement dated January 26 ,2008 between the registrant and certain investors.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yaky Yanay.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC. By: /s/ Zami Aberman —————————————— Zami Aberman, Chief Executive Officer (Principal Executive Officer) Date: February 13, 2009

By: /s/ Yaky Yanay —————————————— Yaky Yanay, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: February 13, 2009