Form 10-Q
period 2009-03-31
PLURISTEM THERAPEUTICS INC
filed 2009-05-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

+972-74-710-7171

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 14,565,242 common shares issued as of May 11, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009
(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in Thousands

	March 31 2009	June 30, 2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,724	$323
Marketable securities	240	1,185
Prepaid expenses	109	350
Accounts receivable from the Office of Chief Scientist	72	119
Other accounts receivables	237	130

Total current assets	2,382	2,107

LONG-TERM ASSETS:

Long-term restricted deposits	169	201
Severance pay fund	124	127
Property and equipment, net	1,228	1,149

Total long-term assets	1,521	1,477

Total assets	$3,903	$3,584

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in Thousands (except share and per share data)

	March 31, 2009	June 30, 2008
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables	$356	$622
Accrued expenses	32	154
Other accounts payable	264	296

Total current liabilities	652	1,072

LONG-TERM LIABILITIES

Long-term obligation	23	36
Accrued severance pay	170	147

	193	183

STOCKHOLDERS' EQUITY

Share capital:
Preferred stock $0.00001 par value:
Authorized: 10,000,000 shares as of March 31, 2009.
Common stock $0.00001 par value:
Authorized: 30,000,000 shares.
Issued: 13,676,836 shares and 6,941,715 shares as of March 31, 2009 and June 30, 2008, respectively.
Outstanding: 12,779,336 shares and 6,941,715 shares as of March 31,
2009 and June 30, 2008, respectively.	- (*)	- (*)
Additional paid-in capital	34,143	28,345
Accumulated deficit during the development stage	(31,085)	(26,016)

	3,058	2,329

	$3,903	$3,584

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2009	2008	2009	2008	2009

Research and development
expenses	$3,707	$3,741	$1,076	$1,213	$16,072

Less participation by the
Office of the Chief Scientist	(1,345)	(684)	(16)	(27)	(2,944)

Research and development
expenses, net	2,362	3,057	1,060	1,186	13,128

General and administrative
expenses	2,557	4,648	850	1,563	16,513

Know how write-off	-	-	-	-	2,474

Operating loss	(4,919)	(7,705)	(1,910)	(2,749)	(32,115)

Financial expenses (income),
net	150	(277)	84	(131)	(1,030)

Net loss for the period	$(5,069)	$(7,428)	$(1,994)	$(2,618)	$(31,085)

Loss per share: Basic and
diluted net loss per share	$(0.52)	$(1.19)	$(0.17)	$(0.39)

Weighted average number of
shares used in computing
basic and diluted net loss
per share	9,760,893	6,261,829	11,958,054	6,695,257

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Receipts on Account of Common Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*)	$6,445	$-	$-	$(7,089)	$(644)

Conversion of convertible debenture, net
of issuance costs of $440	1,019,815		(*)	1,787	-	-	-	1,787

Classification of a liability in respect of warrants	-		-	360	-	-	-	360

Classification of deferred issuance expenses	-		-	(379)	-	-	-	(379)

Classification of a liability in respect of options
granted to non-employees consultants	-		-	116	-	-	-	116

Compensation related to options granted to employees	-		-	2,386	-	-	-	2,386

Compensation related to options granted to
non-employees consultants	-		-	938	-	-	-	938

Exercise of warrants related to the April
3, 2006 agreement net of issuance
costs of $114	75,692		(*)	1,022	-	-	-	1,022

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Receipts on Account of Common Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount

Cashless exercise of warrants related
to the April 3, 2006 agreement	46,674		(*)	(*)	-	-	-	-

Issuance of common stock on May and
June 2007 related to the May 14,
2007 agreement, net of issuance
costs of $ 64	3,126,177		(*)	7,751	-	-	-	7,751

Receipts on account of shares	-		-	-	368	-	-	368

Cashless exercise of warrants related
to the May 14, 2007 issuance	366,534		(*)	(*)	-	-	-	-

Issuance of warrants to investors related
to the May 14, 2007 agreement	-		-	651	-	-	-	651

Unrealized loss on available for sale
securities	-		-	-	-	(30)	-	(30)	$(30)

Net loss for the year	-		-	-	-	-	(8,429)	(8,429)	(8,429)

Balance as of June 30, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897	-

Total comprehensive loss									$(8,459)

(*)	Less than $1.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2008	6,941,715	$	(*)	$28,345	$(26,016)	$2,329

Issuance of common stock related to investors relation agreements	162,245		(*)	113	-	113

Issuance of common stock and warrants related to the August 6, 2008
agreement, net of issuance costs of $125	1,391,304		(*)	1,475	-	1,475

Issuance of common stock and warrants related to the September 2008
agreement, net of issuance costs of $62	900,000		(*)	973	-	973

Issuance of common stock and warrants in November 2008 -January
2009, net of issuance costs of $39	1,746,575		(*)	660	-	660

Issuance of common stock and warrants related to the January 20, 2009
agreement, net of issuance costs of $5	216,818		(*)	90	-	90

Issuance of common stock and warrants related to the January 29, 2009
agreement, net of issuance costs of $90	969,826		(*)	1,035	-	1,035

Compensation related to options granted to employees	-		-	1,116	-	1,116

Compensation related to options and warrants granted to non-employees
consultants	-		-	36	-	36

Compensation related to restricted stocks granted to employees	427,228		(*)	283	-	283

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Compensation related to restricted stocks granted to non-employees
consultants	23,625		(*)	17	-	17

Net loss for the period	-		-	-	(5,069)	(5,069)

Balance as of March 31, 2009	12,779,336	$	(*)	$34,143	$(31,085)	$3,058

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31.		Period from May 11, 2001 (inception) through March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,069)	$(7,428)	$(31,085)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation	128	89	500
Capital loss	-	6	4
Impairment of property and equipment	-	-	47
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees	1,399	3,326	7,989
Stock-based compensation to non-employees consultants	53	543	2,202
Stock compensation to service providers and investor
relations consultants	113	190	1,180
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	125	287	(113)
Decrease (increase) in prepaid expenses	241	(164)	(19)
Increase (decrease) in trade payables	(165)	251	346
Decrease in other accounts payable and accrued expenses	(153)	(33)	(192)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted
lease deposit	-	-	(2)
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest
on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest
from marketable securities	(3)	35	(9)
Loss (gain) from sale of investments of
available-for-sale marketable securities	75	(40)	106
Impairment and realized loss on available-for-sale
marketable securities	-	65	372
Accrued severance pay, net	26	6	46

Net cash used in operating activities	$(3,230)	$(2,867)	$(16,698)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31.		Period from May 11, 2001 (inception) through March 31,
	2009	2008	2009

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(308)	(738)	(1,600)
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	(6)	(83)	(215)
Repayment of long-term restricted deposit	38	6	64
Purchase of available for sale marketable securities	(240)	-	(4,024)
Proceeds from sale of available for sale marketable
securities	1,113	1,911	3,314
Purchase of know-how	-	-	(2,062)

Net cash provided by (used in) investing activities	597	1,096	(4,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance
costs	4,048	1,838	19,977
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan		48	49
Repayment of long-term loan	(14)	(4)	(19)

Net cash provided by financing activities	4,034	1,882	22,881

Increase in cash and cash equivalents	1,401	111	1,724
Cash and cash equivalents at the beginning of the period	323	1,653	-

Cash and cash equivalents at the end of the period	$1,724	$1,764	$1,724

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2009	2008	2009

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$28	$2	$42

Interest paid	$2	$2	$15

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses
into equity	$-	$-	$97

Conversion of convertible debenture	$-	$-	$2,227

Decrease in fair value of marketable securities	$-	$216	$-

Issuance of shares in consideration of accounts receivable	$185	$20	$185

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 1:	GENERAL

A.	Pluristem Therapeutics Inc. (“the Company”), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, the Company’s name was changed to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the Subsidiary”), which is incorporated under the laws of Israel.

B.	The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in statement of Financial Accounting Standards No. 7 “Accounting and reporting by Development stage Enterprises”. In the course of such activities, the Company and its Subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its Subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to $31,085 through March 31, 2009 and incurred net loss of $5,069 and negative cash flow from operating activities in the amount of $3,230 for the nine months ended March 31, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (CONT.)

B.	Impact of recently issued accounting standards:

—	Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (“SFAS”) No.157 Fair Value Measurements. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

—	FASB Staff Position FAS 115-2, FAS 124-2, and Emerging Issues Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

—	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1; FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

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

According to EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock” (“EITF 00-19”), the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants were reported in the statements of operations as financial income or expense.

The Company allocated the gross amount received of $1,500 to the par value of the shares issued ($0.03) and to the liability in respect of the warrants issued ($1,499.97). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants expired unexercised.

In addition, the Company issued 1,500 warrants to finders in connection with this private placement, exercisable into 1,500 common shares at a price of $150 per common share until January 31, 2007. The fair value of the warrants issued in the amounts of $192 was recorded as deferred issuance costs and is amortized over a period of three years. On April 19, 2004, the finders exercised the warrants.

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

On November 30, 2006, all the warrants expired unexercised.

I.	On March 23, 2005, the Company issued 12,000 shares of common stock and 12,000 options as a bonus to the then Chief Executive Officer, Dr. Shai Meretzki, in connection with the issuance of a Notice of Allowance by the United States Patent Office for patent application number 09/890,401. Salary expenses of $696 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black–Scholes valuation model. On November 30, 2006, all the warrants expired unexercised.

J.	On February 11, 2004, the Company issued an aggregate amount of 5,000 common stock to a consultant and service provider as compensation for carrying out investor relations activities during the year 2004. Total compensation, measured as the grant date fair market value of the stock, amounted to $800 and was recorded as an operating expense in the statement of operations in the year ended June 30, 2004.

K.	On November 28, 2005, 400 warrants, which were issued to finders as finder fees related to the January 24, 2005 Agreement, were exercised.

L.	On January 25, 2006, 50 warrants, which were issued to finders as finder fees related to the January 24, 2005 Agreement, were exercised.

M.	Convertible Debenture

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

In the May 2007 Agreement, there is a provision that requires the Company for a period of four years (subject to acceleration under certain circumstances) not to sell any of the Company’s common stock for less than $0.0125 per share (pre-split price). The May 2007 Agreement provides that any sale below that price must be preceded by consent from each purchaser in the placement. Since that date, the Company had effected a one-for-200 reverse stock split.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

N.	(Cont.):

—	The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by transfer agent is 1.8 million shares.

—	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

It is unclear what could be the consequences of a court decision that the issuance of shares below $2.50 per share violates the May 2007 Agreement.

In connection therewith, the Company approved the issuance of warrants to purchase up to 147,884 shares of its common stock to all of the investors from the May 2007 Agreement that held shares purchased pursuant to the May 2007 Agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.

O.	The Company issued 28,398 warrants to the investors related to the May 2007 Agreement as compensation to investors who delivered the invested amount prior to the closing date of the placement. The warrants are exercisable for five years at an exercise price of $2.50 per share. The Company recorded the fair value of the warrants as financial expenses in the amount of $651 in the year ended June 30, 2007. The fair value of these warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 4.8%, a volatility factor of 128%, dividend yield of 0% and expected life of five years.

P.	During July and September 2007, the Company issued 10,000 shares of common stock to service providers pursuant to an investor relations agreement, whereby the services will be provided to the Company for a period of six months in consideration for a monthly retainer payments and for the issuance of 10,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $149.

According to EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, the Company should recognize expense as services are received. Consequently, total compensation amounted to $149 was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

Q.	In February 2008, the Company issued 7,500 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $18 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

R.	In February 2008, the Company entered into an investor relations agreement pursuant to which the service will be provided to the Company in consideration for a monthly retainer payment and for a monthly issuance of 500 shares of common stock of the Company. The Company recorded the fair value of the stock at each grant date as operating expenses in the statement of operations. An amount of $6 was recorded during the year ended June 30, 2008, and an amount of $2 was recorded during the nine months ended March 31, 2009 (regarding 1,500 shares issued).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

S.	In April 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relations activities for a period of three months starting April 4, 2008. Total compensation, measured as the grant date fair market value of the stock, amounted to $102 and was recorded as an operating expense in the statement of operations for the year ended June 30, 2008.

T.	In July 2008, the Company issued 40,000 shares of common stock to a service provider as compensation for carrying out investor relations activities. Total compensation, measured as the grant date fair market value of the stock, amounted to $46 and was recorded as an operating expense in the statement of operations for the nine months ended March 31, 2009.

U.	On August 6, 2008, the Company sold 1,391,304 shares of the Company’s common stock and warrants to purchase 695,652 shares of common stock at an exercise price of $1.90 to two investors in consideration of $1,600 pursuant to terms of a securities purchase agreement. The placement agent received a placement fee equal to 6% of the gross purchase price of the Units (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. The warrants will be exercisable after six months from the closing date through and including August 5, 2013. Total cash issuance costs related to this placement amounted to $125.

V.	On September 22, 2008, the Company sold 900,000 shares of the Company’s common stock and warrants to purchase 675,000 shares of common stock to an investor in consideration for $1,035 pursuant to terms of a securities purchase agreement. The price per share of common stock was $1.15, and the exercise price of the warrants is $1.90. The warrants will be exercisable for a period of five years. As part of this transaction, the Company paid a transaction fee to the finders equal to 6% of the actual purchase price and warrants exercisable for five years at an exercise price of $1.50 per share to purchase 54,000 of the Company’s shares of common stock. Total cash issuance costs related to this placement amounted to $62.

W.	In October 2008 the Company issued 750 shares of common stock to an investor relations consultant in consideration for $1.

X.	On October 10, 2008, the Company entered into an investor relations agreement pursuant to which the service will be provided for a period of one month to the Company in consideration for a total payment of $5 and for the issuance of 20,000 shares of common stock of the Company. Total compensation, measured as the grant date fair market value of the stock, amounted to $12 and was recorded as an operating expense in the statement of operations for the nine months ended March 31, 2009.

Y.	In November 2008 through January 2009, the Company entered into a securities purchase agreement with investors, pursuant to which the Company sold 1,746,575 shares of its common stock at a price of $0.40 per share, for an aggregate purchase price of $699, and issued warrants to purchase up to an additional 1,746,575 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to the Company no later than 10 business days following the release of an official announcement by the Company that it is initiating its first human clinical trials, to purchase an additional 931,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $699, and receive therewith warrants to purchase up to an additional 931,507 shares of common stock with an exercise price of $1.50 per share.

The issuance costs include $39 in cash and warrants exercisable for five years at an exercise price of $1.00 per share to purchase 96,579 of the Company’s shares of common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

Z.	In December 2008, the Company issued 50,000 shares of common stock to a service provider as compensation for carrying out investor relations activities for a period of 12 months. Total compensation, measured as the grant date fair market value of the stock, amounted to $24. An expense in the amount of $8 was recorded in the statement of operations for the nine months ended March 31, 2009.

AA.	On January 20, 2009, the Company sold 216,818 shares of its common stock and warrants to purchase 216,818 shares of common stock to investors in consideration for $95 pursuant to terms of a securities purchase agreement. The price per share of common stock is $0.44, and the exercise price of the warrants is $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to the Company no later than 10 business days following the release of an official announcement by the Company that it is initiating its first human clinical trials, to purchase an additional 127,200 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $95, and receive therewith warrants to purchase up to an additional 127,200 shares of common stock with an exercise price of $1.50 per share (the “January 20 Option”). The January 20 Option is exercisable within six months from the closing date. As part of this transaction, the Company paid a transaction fee to finders in an amount of $5 in cash and issued them warrants exercisable for two years at an exercise price of $1.00 per share to purchase 12,273 shares of the Company’s common stock.

BB.	On January 29, 2009, the Company entered into a subscription agreement with certain investors, pursuant to which the Company sold to such investors 969,826 units, each unit consisting of one share of common stock and a warrant to purchase one of the Company’s share of common stock (“Unit”). The purchase price per Unit was $1.16 and the aggregate purchase price for the said Units is approximately $1,125. The warrants are exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share. The Company paid a transaction fee to finders in an amount of $90 in cash and issued them warrants exercisable after six months for five years at an exercise price of $1.90 per share to purchase 80,983 shares of the Company’s common stock.

CC.	In March 2009, the Company issued 16,129 shares of common stock to a consultant as compensation for his services for a period of 12 months ended June 2009. Total compensation, measured as the grant date fair market value of the stock, amounted to $10. An expense in the amount of $7 was recorded in the statement of operations for the nine months ended March 31, 2009.

DD.	On February 19, 2009, the Company entered into a media relations agreement pursuant to which the service will be provided for a period of three month to the Company in consideration for a monthly payment and for a monthly issuance of shares of common stock of the Company which equals $2.5. Pursuant to this agreement, 3,866 shares were issued. Total compensation, measured as the grant date fair market value of the stock, amounted to $5 and was recorded as an operating expense in the statement of operations for the nine months ended March 31, 2009.

EE.	In March 2009, the Company issued 30,000 shares to an investor relation consultant pursuant an agreement signed on February 20, 2009. Total compensation measured as the grant date fair market value of the stock, amounted to $32 and was recorded as an operating expense in the statement of operations for the nine months ended March 31, 2009.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants:

On August 28, 2008, the Company’s Board of Directors approved the reservation of an additional 90,000 of common stock for the Amended 2005 Stock Option Plan.

At the annual meeting of stockholders of the Company held on January 21, 2009, the Company’s stockholders approved the adoption of the Amended and Restated 2005 Stock Option Plan of the Company (the “2005 Plan”), amending the current Amended 2005 Stock Option Plan in order to: (i) increase the number of shares of common stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of common stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allow the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date of the 2005 Plan to be December 31, 2018.

Each option granted under the 2005 Plan is exercisable through the expiration date of the 2005 Plan unless stated otherwise. The exercise price of the options granted under the plan may not be less than the nominal value of the stock into which such options are exercised. The options, the restricted stocks and the restricted stocks units (the “Awards”) vest over two years from the date of grant, as follows: 25% vests six months after the date of grant, and the remaining Awards vest monthly, in equal instalments over 18 months unless other vesting schedules are specified. Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of March 31, 2009, the number of Awards authorized for issuance under the 2005 Plan amounted to 3,782,013 Awards, 368,406 Awards are still available for future grant under the 2005 Plan as of this date.

a.	Options to employees:

On August 28, 2008, the Company granted 97,500 options exercisable at a price of $1.04 per share to the Company’s employees and directors under the 2005 Plan. The fair value of these options at the grant date was $91.

On January 21, 2009, the Company granted 580,000 options exercisable at a price of $0.62 per share to the Company’s employees and directors under the 2005 Plan. The fair value of these options at the grant date was $312.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

a.	Options to employees (cont.):

The Company accounted for its options to employees and directors under the fair value method in accordance with SFAS 123(R). The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 1.80% – 3.26%, expected dividend yield of 0%, expected volatility of 129% – 1.32%, a weighted-average contractual life of the options of up to six years, and a forfeiture rate of 5%.

A summary of the Company’s share option activity for options granted to employees under the 2005 Plan and the 2003 Plan (the “Plans”) is as follows:

	Nine months ended March 31, 2009
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options outstanding at
beginning of year	1,714,181	$4.93

Options granted	677,500	0.68

Options forfeited	(25,575)	4.10

Options outstanding at
end of the period	2,366,106	$3.72	8.13	$405

Options exercisable at
the end of the period	1,545,153	$4.81	7.46	$7

Options vested and
expected to vest	2,325,058	$3.76	8.11	$385

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

a.	Options to employees (cont.):

The Company’s outstanding options to employees as of March 31, 2009, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options for Common Stock	Options Exercisable	Weighted Average Remaining Contractual Terms

$ 0.62	580,000	-	9.59
$ 1.04	93,750	28,235	9.33
$ 3.50	968,991	968,991	7.25
$ 3.72 - $ 3.80	31,116	31,116	6.92
$ 4.00	42,500	42,500	7.55
$ 4.38 - $ 4.40	465,623	318,452	8.11
$ 6.80	36,250	24,173	8.63
$ 8.20	48,547	40,231	7.40
$ 20.00	99,329	91,455	7.85

	2,366,106	1,545,153

Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2009	2008	2009	2008	2009

Research and development expenses	$309	$1,207	$50	$205	$2,445
General and administrative expenses	807	2,119	205	801	5,261

	$1,116	$3,326	$255	$1,006	$7,706

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

b.	Options and warrants to consultants:

On September 1, 2008, the Company entered into a consulting agreement. Pursuant to the agreement the Company granted the consultant fully vested warrants to purchase 15,000 shares of the Company’s common stock effective upon signing the contract. The warrants were not granted under the Company’s options plans. According to the agreement, additional warrants to purchase 35,000 shares of the Company’s common stock will be granted subject to a service condition. As of March 31, 2009, the Company assumes that the service condition of this grant will not be achieved and the warrants will not be granted. The Company did not record any expenses related to the service based warrants. All warrants are exercisable for five years at an exercise price of $1.91 per share.

The fair value of the 15,000 warrants was $13. The Company accounted for its options to consultants under the fair value method in accordance of SFAS 123(R) and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value for these options was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.10%, expected dividend yield of 0%, expected volatility of 129%, and a weighted-average contractual life of the options of five years.

On January 21, 2009, the Company granted 10,000 options exercisable at a price of $0.62 per share to the Company’s consultant under the 2005 Plan. The fair value of these options at the grant date was $6. The fair value was estimated using Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 2.56%, expected dividend yield of 0%, expected volatility of 132%, and a weighted-average contractual life of the options up to 10 years.

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Nine months ended March 31,2009

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options and warrants outstanding
at beginning of year	212,000	$7.92
Options and warrants granted	25,000	1.39

Options and warrants forfeited	(750)	4.40

Options and warrants outstanding
at end of the period	236,250	$7.24	6.03	$7

Options and warrants exercisable
at the end of the period	205,013	$7.64	5.57	$-

Options and warrants vested and
expected to vest	236,250	$7.24	6.03	$7

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

b.	Options and warrants to consultants (cont.):

The Company’s outstanding options and warrants to consultants as of March 31, 2009, have been separated into ranges of exercise prices as follows:

Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms

$ 0.62	10,000	-	9.59
$ 1.91	15,000	15,000	4.42
$ 2.50	50,000	50,000	1.08
$ 2.97	20,000	8,333	9.12
$ 3.50	52,500	52,500	7.82
$ 3.80	5,000	5,000	7.75
$ 4.38 - $ 4.40	24,750	19,125	7.18
$ 20.00	59,000	55,055	6.76

	236,250	205,013

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2009	2008	2009	2008	2009

Research and development expenses	$6	$163	$1	$16	$1,515
General and administrative expenses	30	380	8	41	670

	$36	$543	$9	$57	$2,185

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

c.	Restricted stocks to employees:

In December 2008, the Company issued a total of 427,228 shares of its common stock to its directors and employees at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation for a period of six months such directors and employees were due to receive from the Company in consideration for their services. The shares have a six months vesting period. These shares were not granted under the Company’s options plans.

On February 12, 2009, the Company granted 852,500 shares of restricted stock to the Company’s employees and directors under the 2005 Plan. The fair value of these shares at the grant date using a forfeiture rate of 5% was $964.

A summary of the Company’s restricted stock granted to employees is as follows:

	Nine months ended March 31, 2009
	Number	Aggregate Intrinsic Value Price

Restricted stocks outstanding at beginning of year	-

Restricted stocks granted	1,279,728

Restricted stocks forfeited	-

Restricted stocks outstanding at end of the period	1,279,728	$1,638

Restricted stocks vested at the end of the period	-	$-

Restricted stocks vested and expected to vest	1,215,742	$1,556

Compensation expenses related to restricted stock granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2009	2008	2009	2008	2009

Research and development expenses	$107	$-	$89	$-	$107
General and administrative expenses	176	-	142	-	176

	$283	$-	$231	$-	$283

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:	SHARE CAPITAL AND STOCK OPTIONS (CONT.)

FF.	Options, warrants and restricted stocks to employees and consultants (cont.):

d.	Restricted stocks to consultants:

In December 2008, the Company issued a total of 23,625 shares of its common stock to its consultant at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation for a period of six months such consultant was due to receive from the Company in consideration for its services. The shares have a six months vesting period. These shares were not granted under the Company’s options plans.

On February 12, 2009, the Company granted 45,000 shares of restricted stock to the Company’s consultants under the 2005 Plan. The fair value of these shares at the grant date was $54.

A summary of the Company’s restricted stocks granted to consultants under the Plans is as follows:

	Nine months ended March 31, 2009
	Number	Aggregate Intrinsic Value Price

Restricted stocks outstanding at beginning of year	-

Restricted stocks granted	68,625

Restricted stocks forfeited	-

Restricted stocks outstanding at end of the period	68,625	$88

Restricted stocks vested at the end of the period	-	$-

Restricted stocks vested and expected to vest	68,625	$88

Compensation expenses related to restricted stock granted to consultants were recorded to research and development expenses and general and administrative expenses, as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2009	2008	2009	2008	2009

Research and development expenses	$17	$-	$13	$-	$17
General and administrative expenses	-	-	-	-	-

	$17	$-	$13	$-	$17

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4:	SUBSEQUENT EVENTS

On May 5, 2009, the Company entered into securities purchase agreements with two investors pursuant to which the Company sold 888,406 shares of its common stock and warrants to purchase 488,623 shares of common stock in consideration for $1,333. The exercise price of the warrants is $1.96 per share and they will be exercisable for a period of five years commencing six months following the issuance thereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward – Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations regarding our short – and long-term capital requirements, progress in our efforts to begin clinical trials and achieve regulatory approvals, our expected milestones in the next 12 months and our outlook for the coming months, including our plans to raise additional non-dilutive funding. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Our financial statements are stated in thousands United States Dollars (U.S.$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, the “company”, the “registrant” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, unless otherwise indicated or as otherwise required by the context.

Going Concern

We have not generated revenues since our inception. Historically we have relied on private placement issuances and public offerings of equity and debt, as well as on governmental grants.

It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we will generate revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing and governmental grants. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2008.

We have not generated any revenues, and we have negative cash flow from operations of $16,698,000 and have accumulated a deficit of $31,085,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses. We anticipate that our operating expenses will increase as we intend to conduct detailed development of our products through animal pre-clinical trials and experiments and clinical trials. We estimate our operating cash expenses in the next 12 months to be approximately $6,000,000.

Research and Development

Research and development expenses net for the nine months ended March 31, 2009 decreased by 23% to $2,362,000 from $3,057,000 for the nine months ended March 31, 2008. The decrease is due to the decrease in stock-based compensation to employees and consultants in the amount of $989,000 as a result of a decrease in our stock price, and due to the increase in the participation by the Israeli Office of the Chief Scientist (the “OCS”) as the grant for the previous 12 months was approved and recorded in December 2008. This decrease is partially offset by increasing expenses of subcontractors and materials as we are progressing with our research and development toward clinical trials.

Research and development expenses net for the three months ended March 31, 2009 decreased by 11% to $1,060,000 from $1,186,000 for the three months ended March 31, 2008. The decrease is due to the decrease in stock-based compensation to employees and consultants in the amount of $105,000 as a result of a decrease in our stock price and due to the decrease in a subcontractor’s expenses mainly because such subcontractor was involved with the pre-clinical trials that were completed during the previous quarter.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2009 decreased by 45% to $2,557,000 from $4,648,000 for the nine months ended March 31, 2008. The decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation to employees and consultants that decreased from $2,499,000 to $926,000. In addition, there was a cut down in various expenses, mainly in expenses related to services provided by investor relations and public relations consultants.

General and administrative expenses for the three months ended March 31, 2009 decreased by 46% to $850,000 from $1,563,000 for the three months ended March 31, 2008. The decrease in general and administrative expenses is attributable to the decrease in stock-based compensation to employees and consultants that decreased from $841,000 to $301,000 and to the cut down in investor relations and public relations related expenses.

Financial Income, net

The decrease in financial income from $277,000 for the nine months ended March 31, 2008 to an expense of $150,000 for the nine months ended March 31, 2009, was as a result of the loss from sale of marketable securities in the first quarter of fiscal year 2009 and as a result of exchange rate expenses.

The financial income decreased from $131,000 for the three months ended March 31, 2008 to an expense of $84,000 for the three months ended March 31, 2009, as a result of gain from sale of marketable securities last year and an increase in exchange rate expenses this year.

Net Loss

Net loss for the nine and three months ended March 31, 2009 was $5,069,000 and $1,994,000, respectively, as compared to net loss of $7,428,000 and $2,618,000 for the nine and three months ended March 31, 2008. Net loss per share for the nine and three months ended March 31, 2009 was $0.52 and $0.17, respectively, as compared to $1.19 and $0.39 for the nine and three months ended March 31, 2008. In both cases, the net loss per share decreased as a result of the decrease in the net loss and the increase in our weighted average number of shares due to the issuance of additional shares in pursuant to equity issuances since March 31, 2008 as discussed further below.

Liquidity and Capital Resources

As of March 31, 2009, total current assets were $2,382,000 and total current liabilities were $652,000. On March 31, 2009, we had a working capital surplus of $1,730,000 and an accumulated deficit of $31,085,000. We finance our operations and plan to continue doing so with issuances of securities and with the participation of the OCS.

Cash and cash equivalents as of March 31, 2009 amounted to $1,724,000. This is an increase of $1,401,000 from the $323,000 reported as of June 30, 2008. We had marketable securities in the amount of $240,000 on March 31, 2009 as opposed to marketable securities in the amount of $1,185,000 that we had as of June 30, 2008. Cash balances increased in the nine months ended March 31, 2009 for the reasons presented below.

Operating activities used cash of $3,230,000 in the nine months ended March 31, 2009. Cash used by operating activities in the nine months ended March 31, 2009 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers, less research and development grant participation by the OCS.

Investing activities provided cash of $597,000 in the nine months ended March 31, 2009. This resulted primarily from proceeds from sale of marketable securities in the amount of $1,113,000 during the first quarter of fiscal 2009, offset by purchase of marketable securities during the third quarter of Fiscal 2009in the amount of $240,000 and by costs associated with upgrading our facilities to Good Manufacturing Practice standard facilities in the amount of $308,000.

Financing activities generated cash of $4,034,000 during the nine months ended March 31, 2009 resulting primarily from receiving cash from investors related to the offerings described below.

On August 6, 2008, we sold 1,391,304 shares of our common stock and warrants to purchase 695,652 shares of common stock at an exercise price of $1.90 per share to two investors in consideration of $1,600,000 pursuant to terms of a securities purchase agreement. Rodman & Renshaw, LLC acted as placement agent, on a best efforts basis, for the offering and received a placement fee equal to 6% of the gross purchase price of the securities sold (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 83,478 shares of common stock at an exercise price of $1.44 per share. Subject to Financial Industry Regulatory Authority (“FINRA”) Rule 2710, the placement agent warrants may be exercised after six months through and including August 5, 2013.  The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761).

On September 22, 2008, we sold 900,000 shares of our common stock and warrants to purchase 675,000 shares of common stock to an investor in consideration for $1,035,000 pursuant to terms of a securities purchase agreement. The price per share of common stock was $1.15, and the exercise price of the warrants is $1.90. The warrants will be exercisable for a period of five years. The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761). As part of this transaction, we paid a transaction fee to finders equal to 6% of the actual purchase price and issued, for no further consideration, warrants exercisable for five years at an exercise price of $1.50 per share to purchase 54,000 shares of our common stock.

During November 2008 through January 2009, we entered into securities purchase agreements with various investors, pursuant to which we sold 1,746,575 shares of our common stock at a price of $0.40 per share, for an aggregate purchase price of $698,630, and issued warrants to purchase up to an additional 1,746,575 shares of common stock with an exercise price of $1.00 per share. The warrants are exercisable after six months from the applicable closing date and will expire after five years from such date. Pursuant to the securities purchase agreements, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that it is initiating its first human clinical trials, to purchase an additional 931,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $698,630, and receive therewith warrants to purchase up to an additional 931,507 shares of common stock with an exercise price of $1.50 per share (“Option”). The Option is exercisable within six months from the applicable closing date. As part of this transaction, we paid a transaction fee to finders in an amount of $38,630 in cash and issued them warrants exercisable for five years at an exercise price of $1.00 per share to purchase 96,579 shares of our common stock.

In December 2008, we issued a total of 450,853 shares of our common stock to our employees and directors at a price per share of $0.40 per share. The issuance was made in exchange for a voluntary reduction in the cash compensation such officers and directors were due to receive from us in consideration for their services and in an effort to reduce our cash expenses.

On January 20, 2009, we sold 216,818 shares of our common stock and warrants to purchase 216,818 shares of common stock to investors in consideration for $95,400 pursuant to terms of a securities purchase agreement. The price per share of common stock was $0.44, and the exercise price of the warrants is $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that it is initiating its first human clinical trials, to purchase an additional 127,200 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $95,400, and receive therewith warrants to purchase up to an additional 127,200 shares of common stock with an exercise price of $1.50 per share (the “January 20 Option”). The January 20 Option is exercisable within six months from the closing date. As part of this transaction, we paid a transaction fee to finders in an amount of $5,400 in cash and issued them warrants exercisable for two years at an exercise price of $1.00 per share to purchase 12,273 shares of our common stock.

On January 29, 2009, we entered into a subscription agreement with certain investors, pursuant to which we sold to such investors 969,826 units, each unit consisting of one share of common stock and a warrant to purchase one share of our common stock exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share (the “Units”). The purchase price per Unit was $1.16 and the aggregate purchase price for such Units was $1,125,000. As part of this transaction, we paid a transaction fee to finders in an amount of $89,546 in cash and issued these investors warrants to purchase 80,983 shares of our common stock, exercisable after six months for five years at an exercise price of $1.90 per share.

On May 5, 2009, we entered into securities purchase agreements with two investors pursuant to which we sold 888,406 shares of our common stock and warrants to purchase 488,623 shares of common stock in consideration for $1,332,610. The exercise price of the warrants is $1.96 and they will be exercisable for a period of five years commencing six months following the issuance thereof. Rodman & Renshaw, LLC acted as placement agent, on a best efforts basis, for the offering and received a placement fee equal to 6% of the gross purchase price of the securities sold (excluding any consideration that may be paid in the future upon exercise of the warrants) as well as warrants to purchase 53,304 shares of common stock at an exercise price of $1.875 per share. Subject to FINRA Rule 2710, the placement agent’s warrants may be exercised after six months through and including May 5, 2014. The offering was made pursuant to our effective shelf registration statement on Form S-3 (File No. 333-151761).

We do not expect to generate revenues from sales of products in the next 12 months. We may generate revenues from the sale of licenses to use our technology. Our products will likely not be ready for sale for at least three years, if at all.

Outlook

In our management’s opinion, we expect to achieve the following events or milestones in the next 12 months in order for us to begin generating revenues as planned in three years or more:

—	Scaling up of our 3-D PluriXTM Bioreactor, increasing the manufacturing volume production per Bioreactor run and bringing them to commercial capabilities.

—	Start the first Phase I clinical trial in the U.S.A. for the treatment of critical limb ischemia using our PLX-PAD.

—	Start the first Phase I clinical trial in Europe with the PLX-PAD after the PEI (Paul Ehrlich Institute) approval, or the IMPD (Investigational Medicinal Product Dossier).

—	Obtaining pre-clinical data in additional clinical indication.

On March 2, 2009, we announced that the U.S. Food and Drug Administration has cleared our Investigational New Drug application to initiate a Phase I clinical trial for the treatment of critical limb ischemia using our PLX-PAD product.

In addition to raising funds by way of issuance of equity and debt as set forth above, we are seeking ways to raise non-diluting funds. One of such sources is the OCS who has supported our activity in the past three years. We submitted an application for a new grant to the OCS in March 2009 (the “R&D Grant”). We believe that the funds we may have if the R&D Grant is approved together with the funds we have received from the investments recently made in our equity will be sufficient for operating for approximately 12 months. In addition, we have filed grant applications with the U.S. National Institutes of Health. There can be no assurance that we will receive these grants. Management believes that we will need to raise additional funds before we have any cash flow from operations. We believe that it will take several years for us to complete the approval process for our products in the United States, Europe or any other jurisdiction. In addition, future decisions regarding any acquisitions that we may choose to make or expanded product development, as to which there can be no assurance of success, will require additional capital, which must be raised through the issuance of additional securities and/or incurring debt. There can be no assurance, however, that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the company.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements that are not disclosed in our annual report on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2008.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2009, we sold 90,000 shares of our common stock at a price of $0.40 per share, for an aggregate purchase price of $36,000, and issued warrants to purchase up to an additional 90,000 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to us no later than 10 business days following the release of an official announcement by us that we are initiating our first human clinical trials, to purchase an additional 48,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $36,000, and receive therewith warrants to purchase up to an additional 48,000 shares of common stock with an exercise price of $1.50 per share. Such option is exercisable within six months from the closing date.

On January 20, 2009, we sold 216,818 shares of our common stock and warrants to purchase 216,818 shares of common stock to investors in consideration for $95,400 pursuant to terms of a securities purchase agreement. The price per share of common stock was $0.44, and the exercise price of the warrants is $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the January 20 Option (as defined in Part I, Item 2, under Liquidity and Capital Resources above). The January 20 Option is exercisable within six months from the closing date. As part of this transaction, we paid a transaction fee to finders in an amount of $5,400 in cash and issued them warrants to purchase 12,273 shares of our common stock, exercisable for two years at an exercise price of $1.00 per share.

On January 29, 2009, the we entered into a subscription agreement with certain investors, pursuant to which the company sold to such investors 969,826 units, each unit consisting of one share of common stock and a warrant to purchase one of the company’s shares of common stock (“Unit”). The purchase price per Unit was $1.16 and the aggregate purchase price for the said Units was $1,125,000. The warrants are exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share. We paid a transaction fee to finders in an amount of $89,546 in cash and issued them warrants to purchase 80,983 shares of common stock, exercisable after six months for five years at an exercise price of $1.90 per share.

On February 19, 2009, we entered into a media relations agreement pursuant to which service will be provided for a period of three months in consideration for a monthly payment and for a monthly issuance of shares of common stock of the company equal to $2,500. Pursuant to this agreement, 3,866 shares were issued.

In March 2009, we issued 30,000 shares to an investor relation consultant as partial consideration for services the consultant provides to the company.

In March 2009, we issued 16,129 shares of common stock to a consultant as compensation for his services for a period of 12 months ending June 2009.

In connection with our May 2007 financing, we approved the issuance of warrants to purchase up to 147,884 shares of our common stock to all of the investors from the May 2007 financing that held shares purchased in the May 2007 financing, as of August 6, 2008. The warrants have an exercise price of $1.90 and are exercisable for two years.

On January 21, 2009, we granted 590,000 options exercisable at a price of $0.62 per share to the company’s employees , directors and consultants under our Amended and Restated 2005 Stock Option Plan (the “2005 Plan”).

On February 12, 2009, we granted 897,500 restricted stocks to our employees, directors and consultants under the 2005 Plan.

All of the above issuances and sales were exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended (the “Act”) and/or Section 4(2) of the Act.

Item 4. Submission of Matters to the Votes of Security Holders.

Our annual meeting of stockholders was held on January 21, 2009. Of the 11,458,662 shares entitled to vote, stockholders representing 7,385,668 shares were present in person or by proxy.

Zami Aberman, Israel Ben-Yoram, Isaac Braun, Mark Germain, Hava Meretzki, Nachum Rosman, Doron Shorrer and Shai Pines have been elected to serve as directors of the company until the next annual meeting of the stockholders or until their successors are elected and qualified or their earlier resignation or removal.

The votes received were as follows:

	Zami Aberman	Israel Ben-Yoram	Isaac Braun	Mark Germain	Hava Meretzki	Nachum Rosman	Doron Shorrer	Shai Pines

For	7,268,522	7,280,297	4,380,943	4,374,801	4,362,802	7,267,978	7,279,756	7,274,322

Against	80,199	68,373	2,967,727	2,973,853	2,985,906	80,665	68,886	74,358

Abstain	36,944	36,996	36,996	37,011	36,956	37,023	37,022	36,986

Not voted	-	-	-	-	-	-	-	-

In addition, our stockholders approved amendments to the 2005 Plan. These amendments (i) increased the number of shares of common stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of common stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allowed the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date of the 2005 Plan to be December 31, 2018. Holders of 3,329,927 shares voted “for”, holders of 235,867 shares voted “against” and 734,176 shares abstained. Holders of 3,085,698 shares did not vote.

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant dated January 29, 2009 issued by the Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 3, 2009)

10.1*	Summary of Directors’ Ongoing Compensation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Zami Aberman.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Yaky Yanay.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC. By: /s/ Zami Aberman —————————————— Zami Aberman, Chief Executive Officer (Principal Executive Officer) Date: May 11, 2009
By: /s/ Yaky Yanay —————————————— Yaky Yanay, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: May 11, 2009