Form 10-Q
period 2009-09-30
PLURISTEM THERAPEUTICS INC
filed 2009-11-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,499,003 common shares issued as of November 2, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009
(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in Thousands

	September 30 2009	June 30, 2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,141	$2,339
Prepaid expenses	129	100
Accounts receivable from the Office of the Chief Scientist	207	383
Other accounts receivable	120	113

Total current assets	2,597	2,935

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	171	171
Severance pay fund	186	154
Property and equipment, net	1,254	1,203

Total long-term assets	1,611	1,528

Total assets	$4,208	$4,463

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in Thousands

	September 30 2009	June 30, 2009
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables	$489	$487
Accrued expenses	77	81
Other accounts payable	323	272

Total current liabilities	889	840

LONG-TERM LIABILITIES

Long-term obligation	-	23
Accrued severance pay	248	206

	248	229

STOCKHOLDERS' EQUITY

Share capital:
Common stock $0.00001 par value:
Authorized: 30,000,000 shares.
Issued: 14,738,693 shares, outstanding: 13,676,886 shares as of June 30, 2009.
Issued: 15,799,330 shares, outstanding: 14,999,308 shares as of
September 30, 2009.	- (* )	- (* )
Additional paid-in capital	37,340	36,046
Accumulated deficit during the development stage	(34,269)	(32,652)

	3,071	3,394

	$4,208	$4,463

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,		Period from May 11, 2001 (Inception) through September 30,
	2009	2008	2009

Research and development expenses	$1,356	$1,262	$18,513

Less participation by the Office of the
Chief Scientist	(489)	-	(3,739)

Research and development expenses, net	867	1,262	14,774

General and administrative expenses	770	934	18,143

Know how write-off	-	-	2,474

Operating loss	(1,637)	(2,196)	(35,391)

Financial expenses (income), net	(20)	46	(1,122)

Net loss for the period	$(1,617)	$(2,242)	$(34,269)

Loss per share:
Basic and diluted net loss per share	$(0.11)	$(0.29)

Weighted average number of shares used in
computing basic and diluted net loss per
share	14,522,818	7,699,352

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount

Classification of a liability in respect of warrants to
additional paid in capital, net of issuance costs of $ 178	-		-		542	-	542

Net loss for the year	-		-		-	(2,098)	(2,098)

Balance as of June 30, 2005	318,768		(*	)	6,453	(4,650)	1,803

Exercise of warrants on November 28, 2005 to finders
related to the January 24, 2005 agreement	400		(*	)	-	-	-

Exercise of warrants on January 25 ,2006 to finders
related to the January 25, 2005 Agreement	50		(*	)	-	-	-

Reclassification of warrants from equity to liabilities
due to application of ASC 815-40 (originally issued as
EITF 00-19)	-		-		(8)	-	(8)

Net loss for the year	-		-		-	(2,439)	(2,439)

Balance as of June 30, 2006	319,218	$	(*	)	$6,445	$(7,089)	$(644)

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in Capital	Receipts on Account of Common Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2006	319,218	$	(*	)	$6,445	$-	$-	$(7,089)	$(644)

Conversion of convertible debenture, net of issuance
costs of $440	1,019,815		(*	)	1,787	-	-	-	1,787

Classification of a liability in respect of warrants	-		-		360	-	-	-	360

Classification of deferred issuance expenses	-		-		(379)	-	-	-	(379)

Classification of a liability in respect of options
granted to non-employees consultants	-		-		116	-	-	-	116

Compensation related to options granted to
employees and directors	-		-		2,386	-	-	-	2,386

Compensation related to options granted to non-employee
consultants	-		-		938	-	-	-	938

Exercise of warrants related to the April 3, 2006
agreement net of issuance costs of $114	75,692		(*	)	1,022	-	-	-	1,022

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Receipts on Account of Common Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount

Balance as of July 1, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897

Issuance of common stock related to
investors relation agreements	69,500		(*)	275	-	-	-	275

Issuance of common stock in
July 2007 - June 2008 related to the May 14,
2007 Agreement	908,408		(*)	2,246	(368)	-	-	1,878

Cashless exercise of warrants related
to the May 14, 2007 Agreement	1,009,697		(*)	(*)	-	-	-	-

Compensation related to options
granted to employees and directors	-		-	4,204	-	-	-	4,204

Compensation related to options
granted to non-employees consultants	-		-	543	-	-	-	543

Realized loss on available for
sale securities	-		-	-	-	30	-	30	$30

Net loss for the year	-		-	-	-	-	(10,498)	(10,498)	(10,498)

Balance as of June 30, 2008	6,941,715	$	(*)	$28,345	$-	$-	$(26,016)	$2,329

Total comprehensive loss									$(10,468)

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2008	6,941,715	$	(*)	$28,345	$(26,016)	$2,329

Issuance of common stock related to investor relations agreements	171,389		(*)	133	-	133

Issuance of common stock and warrants related to the August 6,
2008 agreement, net of issuance costs of $125	1,391,304		(*)	1,475	-	1,475

Issuance of common stock and warrants related to the September
2008 agreement, net of issuance costs of $62	900,000		(*)	973	-	973

Issuance of common stock and warrants in November 2008 -January
2009, net of issuance costs of $39	1,746,575		(*)	660	-	660

Issuance of common stock and warrants related to the January 20,
2009 agreement, net of issuance costs of $5	216,818		(*)	90	-	90

Issuance of common stock and warrants related to the January 29,
2009 agreement, net of issuance costs of $90	969,826		(*)	1,035	-	1,035

Issuance of common stock and warrants related to the May 5, 2009
agreement, net of issuance costs of $104	888,406		(*)	1,229	-	1,229

Compensation related to options granted to employees and directors	-		-	1,315	-	1,315

Compensation related to options and warrants granted to
non-employees consultants	-		-	97	-	97

Compensation related to restricted stock granted to employees and
directors	427,228		(*)	642	-	642

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Compensation related to restricted stock granted to non-employee
consultants	23,625		(*)	52	-	52

Net loss for the period	-		-	-	(6,636)	(6,636)

Balance as of June 30, 2009	13,676,886	$	(*)	$36,046	$(32,652)	$3,394

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount

Balance as of July 1, 2009	13,676,886	$	(*)	$36,046	$(32,652)	$3,394

Issuance of common stock related to investor relations agreements	1,929		(*)	8	-	8

Issuance of common stock and warrants related to November 2008
through January 2009 agreements	1,058,708		(*)	794	-	794

Compensation related to options granted to employees and directors	-		-	104	-	104

Compensation related to options and warrants granted to
non-employee consultants	-		-	73	-	73

Compensation related to restricted stock granted to
employees and directors	248,659		(*)	298	-	298

Compensation related to restricted stock granted to
non-employee consultants	13,126		(*)	17	-	17

Net loss for the period	-		-	-	(1,617)	(1,617)

Balance as of September 30, 2009	14,999,308	$	(*)	$37,340	$(34,269)	$3,071

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,617)	$(2,242)	$(34,269)

Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	47	42	592
Capital loss	-	-	4
Impairment of property and equipment	-	-	52
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and
directors	402	520	8,949
Stock-based compensation to non-employees
consultants	90	23	2,388
Stock compensation to service providers and
investor relations consultants	8	49	1,208
Know-how licensors - imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts
receivable	169	(41)	(316)
Increase in prepaid expenses	(29)	(43)	(39)
Increase (decrease) in trade payables	(45)	(118)	412
Increase (decrease) in other accounts
payable and accrued expenses	24	(62)	(111)
Increase in accrued interest due to related
parties	-	-	3
Linkage differences and interest on
long-term restricted lease deposit	-	-	(2)
Change in fair value of liability in respect
of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in
accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in
accrued interest from marketable securities	-	(3)	(9)
Loss from sale of investments of
available-for-sale marketable securities	-	75	106
Impairment and realized loss on
available-for-sale marketable securities	-	-	372
Accrued severance pay, net	10	(5)	62

Net cash used in operating activities	$(941)	$(1,805)	$(18,671)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2009	2008	2009

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(51)	(183)	(1,656)
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	-	(2)	(217)
Repayment of long-term restricted deposit	-	25	64
Purchase of available for sale marketable
securities	-	-	(3,784)
Proceeds from sale of available for sale
marketable securities	-	1,113	3,314
Purchase of know-how	-	-	(2,062)

Net cash provided by (used in) investing activities	(51)	953	(4,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net
of issuance costs	794	2,510	22,185
Receipts on account of shares	-	-	-
Exercise of warrants	-	-	1,022
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible
debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to
related parties	-	-	(70)
Proceeds from notes and loan payable to
related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	-	(3)	(19)

Net cash provided by financing activities	794	2,507	25,089

Increase (decrease) in cash and cash
equivalents	(198)	1,655	2,141
Cash and cash equivalents at the beginning
of the period	2,339	323	-

Cash and cash equivalents at the end of the
period	$2,141	$1,978	$2,141

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30
	2009	2008	2009

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible
expenses	$1	$2	$48

Interest paid	$1	$1	$17

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred
issuance expenses into equity	$-	$-	$97

Conversion of convertible debenture	$-	$-	$2,227

Purchase of property and equipment	$67	$-	$67

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 1: – GENERAL

a.	Pluristem Therapeutics Inc. (“the Company”), a Nevada corporation, was incorporated and commenced operations on May 11, 2001, under the name A. I. Software Inc. which was changed as of June 30, 2003 to Pluristem Life Systems Inc. On November 26, 2007, the Company’s name was changed to Pluristem Therapeutics Inc. The Company has a wholly owned subsidiary, Pluristem Ltd. (“the Subsidiary”), which is incorporated under the laws of Israel.

b.	The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development stage Enterprises”. In the course of such activities, the Company and its Subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its Subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company’s accumulated losses during the development stage aggregated to $34,269 through September 30, 2009 and incurred net loss of $1,617 and negative cash flow from operating activities in the amount of $941 for the three months ended September 30, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities and research and development grants and in the longer term, from revenues from product sales or licensing of its technology. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 2: – SIGNIFICANT ACCOUNTING POLICIES

B.	Impact of recently issued accounting standards:

In June 2009, the Financial Accounting Statements Board (“FASB”) issued Accounting Standards Codification ASC 105-10-65-1 (“ASC 105”) (originally issued as FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”). ASC 105 is effective for financial statements for interim and annual periods ending after September 15, 2009. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). The ASU will not be authoritative in their own right as they will only serve to update the Codification. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s Financial Statements. The Company has adopted ASC 105 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the Codification.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, (“ASC 855”) (originally issued as FAS 165). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009.

In August 2009, the FASB issued ASU No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Subtopic 820-10 “Fair Value Measurements and Disclosures – Overall” and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05 are effective for the third quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASU No. 15-1- “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 15-1”) (formerly issued as EITF 09-1). ASU 15-1 states that a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements. The debt issuance costs should be amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, the loaned shares should be excluded from the computations of basic and diluted earnings per share, unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings per share calculation. ASU 15-1 also expanded the disclosure requirements for share-lending arrangements. ASU 15-1 will be effective from January 1, 2010. Early adoption is not permitted. Retrospective application is required for all arrangements outstanding in the beginning of the fiscal year in which this Issue is initially applied. The Company is currently assessing the impact of ASU 15-1 on the Company’s financial statements.

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

On July 1, 2008, the authorized share capital of the Company was increased by authorizing 10,000,000 shares of preferred stock, par value $0.00001 each, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors. No shares of preferred stock have been currently issued.

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

In this placement each unit was comprised of one share of common stock and two warrants, the first warrant was exercisable within a year from the date of issuance for one share of common stock at a price of $450 per share. The second warrant is exercisable within five years from the date of issuance for one share of common stock at a price of $540 per share. All the warrants expired unexercised.

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

According to ASC 815-40 (originally issued as Emerging Issued Task Force (“EITF”) 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock” (“EITF 00-19”)), the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants were reported in the statements of operations as financial income or expense.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

f.	In October 2004, the Company consummated a private placement offering (“the October 2004 Agreement”) pursuant to which it issued 42,500 units. Each unit is comprised of one common stock and one warrant. The warrant is exercisable for one common stock at an exercise price of $60 per share, subject to certain adjustments. The units were issued as follows:

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

On November 30, 2006, all the warrants expired unexercised.

g.	On January 24, 2005, the Company consummated a private placement offering (the “January 24, 2005 Agreement”) which was closed on March 3, 2005 and issued 60,000 units in consideration for $1,176 (net of cash issuance costs of $24). Each unit is compromised of one share of common stock and one warrant. The warrant is exercisable for one share of common stock at a price of $60 per share. On November 30, 2006, all the warrants expired unexercised. Under this agreement the Company issued to finders 9,225 shares and 2,375 warrants with exercise price of $500 per share exercisable until November 2007. On November 30, 2007, 1,925 unexercised warrants expired.

h.	On January 31, 2005, the Company consummated a private equity placement offering (the “January 31, 2005 Agreement”) with a group of investors according to which it issued 60,000 units in consideration for net proceeds of $1,137 (net of issuance costs of $63). Each unit is comprised of one share of common stock and one warrant. Each warrant is exercisable into one share of common stock at a price of $60 per share. The January 31, 2005 Agreement includes a finder’s fee of a cash amount equal to 5% of the amount invested ($60) and issuance of warrants for number of shares equal to 5% of the number of shares that were issued (3,000) with an exercise price of $20 per share, subject to certain adjustments, exercisable until November 30, 2006.

According to ASC 815-40 (originally issued as EITF 00-19), the Company classified the warrants as liabilities according to their fair value as remeasured at each reporting period until exercised or expired. Changes in the fair value of the warrants will be reported in the statements of operations as financial income or expense.

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

a.	Interest accrued on the Debentures at the rate of 7% per annum, was payable semi-annually on June 30 and December 31 of each year and on conversion and at the maturity date. Interest was payable, at the option of the Company, either (1) in cash, or (2) in shares of common stock at the then applicable conversion price. If the Company failed to deliver stock certificates upon the conversion of the Debentures at the specified time and in the specified manner, the Company was required to make substantial payments to the holders of the Debentures.

b.	The warrants, issued as of April 3, 2006, become first exercisable on the 65th day after issuance. Holders of the warrants were entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Convertible Debenture (Cont.):

In accordance with ASC 815-40 (originally issued as EITF 00-19), the Company allocated the consideration paid for the convertible debenture and the warrants as follows:

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

According to ASC 815-40 (originally issued as EITF 00-19), in order to classify warrants and options (other than employee stock options) as equity and not as liabilities, the Company should have sufficient authorized and unissued shares of common stock to provide for settlement of those instruments that may require share settlement. Under the terms of the Debentures, the Company may be required to issue an unlimited number of shares to satisfy the debenture’s contractual requirements. As such, on April 3, 2006, the Company’s warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings.

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

During 2008 and 2007, 1,361,818 and 500,000 warrants related to the May 2007 Agreement were exercised on a cashless basis for 1,009,697 shares of stock and 366,534 shares of stock, respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

p.	(Cont.):

The Company decided to proceed and enter into additional security purchase agreements notwithstanding this provision for the following reasons:

—	The agreement does not contain any provisions for the adjustment of the specified minimum price in the event of stock splits and the like. If such agreement were to have contained such a provision, the floor price would be $2.50.

—	The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by transfer agent is 1.8 million shares.

—	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

It is unclear what could be the consequences of a court decision that the issuance of shares below $2.50 per share violates the May 2007 Agreement.

In connection therewith, the Company approved the issuance of warrants to purchase up to 147,884 shares of its common stock to each of the investors who was a party to the May 2007 Agreement that held shares purchased pursuant to such agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision. As of September 30, 2009 the Company received a general release from part of the investors, and issued them warrants to purchase 70,368 shares of its common stock.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

s.	From November 2008 through January 2009, the Company entered into a securities purchase agreement with investors, pursuant to which the Company sold 1,746,575 shares of its common stock at a price of $0.40 per share, for an aggregate purchase price of $699, and issued warrants to purchase up to an additional 1,746,575 shares of common stock with an exercise price of $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to the Company no later than 10 business days following the release of an official announcement by the Company that it is initiating its first human clinical trials, to purchase an additional 931,507 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $699, and receive therewith warrants to purchase up to an additional 931,507 shares of common stock with an exercise price of $1.50 per share.

The issuance costs include $39 in cash and warrants exercisable for five years at an exercise price of $1.00 per share to purchase 96,579 of the Company’s shares of common stock.

t.	On January 20, 2009, the Company sold 216,818 shares of its common stock and warrants to purchase 216,818 shares of common stock to investors in consideration for $95 pursuant to terms of a securities purchase agreement. The price per share of common stock is $0.44, and the exercise price of the warrants is $1.00 per share. The warrants will be exercisable after six months from the closing date and will expire after five years. Pursuant to the agreement, the investors have the option, by notice to the Company no later than 10 business days following the release of an official announcement by the Company that it is initiating its first human clinical trials, to purchase an additional 127,200 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $95, and receive therewith warrants to purchase up to an additional 127,200 shares of common stock with an exercise price of $1.50 per share (the “January 20 Option”). The January 20 Option is exercisable within six months from the closing date. As part of this transaction, the Company paid a transaction fee to finders in an amount of $5 in cash and issued them warrants exercisable for two years at an exercise price of $1.00 per share to purchase 12,273 shares of the Company’s common stock.

u.	On January 29, 2009, the Company entered into a subscription agreement with certain investors, pursuant to which the Company sold to such investors 969,826 units, each unit consisting of one share of common stock and a warrant to purchase one of the Company’s share of common stock (“Unit”). The purchase price per Unit was $1.16 and the aggregate purchase price for the said Units was approximately $1,125. The warrants are exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share. The Company paid a transaction fee to finders in an amount of $90 in cash and issued them warrants exercisable after six months for five years at an exercise price of $1.90 per share to purchase 80,983 shares of the Company’s common stock.

v.	On May 5, 2009, the Company entered into securities purchase agreements with two investors pursuant to which the Company sold 888,406 shares of its common stock and warrants to purchase 488,623 shares of common stock in consideration for $1,333. The exercise price of the warrants is $1.96 per share and they will be exercisable for a period of five years commencing six months following the issuance thereof.

The Company paid a transaction fee to finders in an amount of $104 in cash and issued them warrants exercisable after six months for five years at an exercise price of $1.875 per share to purchase 53,304 shares of the Company’s common stock.

w.	On July 7, 2009, the Company announced that the first patient has been enrolled in a Phase I clinical trial of its PLX-PAD product. Upon the occurrence of such event, certain investors had an option from prior agreements from November 2008 through January 2009 to purchase additional shares and warrants. Accordingly, certain investors purchased in July 2009, 1,058,708 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $794, and warrants to purchase up to an additional 1,058,708 shares of common stock with an exercise price of $1.50 per share. The warrants will be exercisable for a period of 4 years and six months commencing six months following the issuance.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

x.	The following table summarizes the issuance of shares to the Company’s consultants and service providers as compensation for their services since July 1, 2007:

			Expenses in the statements of operations for the
Period of service	Number of shares issued	Fair market value of the shares issued at the issuance date	year ended June 30, 2008	year ended June 30, 2009	three months ended September 30, 2009

June - December 2007	10,000	149	149	-	-

February - July 2008	7,500	18	18	-	-

March - September 2008	3,500	8	6	2	-

April - June 2008	50,000	102	102	-	-

July 2008 - June 2009	16,129	10	-	10	-

July - September 2008	40,000	46	-	46	-

October 2008	750	1	-	1	-

October 2008	20,000	12	-	12	-

December 2008 - November 2009	50,000	24	-	14	6

February - July 2009	11,439	14	-	12	2

February - April 2009	30,000	32	-	32	-

April 2009	3,500	4	-	4	-

Total	242,818	420	275	133	8

The issuance of shares to the consultants was in some cases in addition to cash compensation the consultants were entitled to.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

y.	Options, warrants and restricted stock to employees, directors and consultants:

The Company has approved two incentive option plans from 2003 and from 2005 (the “Plans”). Under these plans, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

Each option granted under the plan we adopted in 2005, as it was amended and restated on January 21, 2009 (the “2005 Plan”) is exercisable through the expiration date of the 2005 Plan, which is December 31, 2018, unless stated otherwise. The Awards vest over two years from the date of grant, as follows: 25% vests six months after the date of grant, and the remaining Awards vest monthly, in equal instalments over 18 months unless other vesting schedules are specified. Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of September 30, 2009, the number of Shares authorized for issuance under the 2005 Plan amounted to 4,391,600. 612,811 Shares are still available for future grant under the 2005 Plan as of September 30, 2009. Under the 2003 Plan 10,501 options are still available for future grant.

a.	Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718 (originally issued as SFAS 123(R) “Share-Based Payment”). A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Three months ended September 30, 2009
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options outstanding at beginning of period	2,366,106	$3.72
Options granted	-	-
Options forfeited	(125)	20.00

Options outstanding at
end of the period	2,365,981	$3.72	7.63	$473

Options exercisable at
the end of the period	1,933,261	$4.30	7.33	$201

Options vested and
expected to vest	2,344,345	$3.75	7.61	$459

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

y.	Options, warrants and restricted stock to employees, directors and consultants (cont.):

a.	Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s stock.

Compensation expenses related to options granted to employees and directors were recorded to research and development expenses and general and administrative expenses, as follows:

	Three months ended September 30,		Period from inception through September 30,
	2009	2008	2009

Research and
development expenses	$32	$158	$2,539
General and
administrative expenses	72	362	5,470

	$104	$520	$8,009

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

y.	Options, warrants and restricted stocks to employees, directors and consultants (cont.):

b.	Options and warrants to non-employees:

On July 17, 2009, the Company granted 90,000 options exercisable at a price of $0.00001 per share to Company consultants under the 2005 Plan. The fair value of these options at the grant date was $116. The fair value was estimated using Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.59%, expected dividend yield of 0%, expected volatility of 136%, and a weighted-average contractual life of the options of 10 years.

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Three months ended September 30, 2009
	Number	Weighted Average Exercise Price		Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options and warrants outstanding
at beginning of period	336,000		$5.48
Options and warrants granted	90,000	$	(*)
Options and warrants forfeited	-		-

Options and warrants outstanding
at end of the period	426,000		$4.32	5.14	$136

Options and warrants exercisable
at the end of the period	232,667		$6.57	4.48	$5

Options and warrants vested and
expected to vest	426,000		$4.32	5.14	$136

(*)	Par value of $0.00001 per share.

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2009	2008	2009

Research and development expenses	$31	$4	$1,547
General and administrative expenses	42	19	772

	$73	$23	$2,319

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

y.	Options, warrants and restricted stock to employees, directors and consultants (cont.):

c.	Restricted stock to employees and directors:

A summary of the Company’s restricted stock granted to employees and directors is as follows:

	Three months ended September 30, 2009
	Number	Aggregate Intrinsic Value Price

Restricted stock outstanding
at beginning of period	1,439,399

Restricted stock granted	-

Restricted stock forfeited	-

Restricted stock outstanding
at end of the period	1,439,399	$1,986

Restricted stock vested at
the end of the period	675,887	$933

Restricted stock vested and
expected to vest	1,401,223	$1,934

Compensation expenses related to restricted stock granted to employees and directors were recorded to research and development expenses and general and administrative expenses, as follows:

	Three months ended September 30,		Period from inception through September 30,
	2009	2008	2009

Research and development expenses	$120	$-	$370
General and administrative expenses	178	-	570

	$298	$-	$940

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

y.	Options, warrants and restricted stock to employees, directors and consultants (cont.):

d.	Restricted stock to consultants:

A summary of the Company’s restricted stock granted to consultants is as follows:

	Three months ended September 30, 2009
	Number	Aggregate Intrinsic Value Price

Restricted stock
outstanding at beginning of period	73,261
Restricted stock granted	-
Restricted stock forfeited	-

Restricted stock
outstanding at end of the period	73,261	$101

Restricted stock vested
at the end of the period	36,751	$51

Restricted stock vested
and expected to vest	73,261	$101

Compensation expenses related to restricted stock granted to consultants were recorded entirely to research and development expenses and general and administrative expenses, as follows:

	Three months ended September 30,		Period from inception through September 30,
	2009	2008	2009

Research and development expenses	$17	$-	$69
General and administrative expenses	-	-	-

	$17	$-	$69

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: – SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of September 30, 2009 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms

Warrants:	$ 1.00	2,072,245	2,072,245	4.15

	$ 1.40 - $ 1.50	1,196,186	137,478	4.74

	$ 1.80 - $ 2.00	3,126,272	2,584,345	4.23

	$ 2.50	131,898	131,898	1.91

	$ 4.40	3,750	3,750	1.05

	$ 5.00	2,394,585	2,394,585	2.74

Total warrants		8,924,936	7,324,301

Options:	$ 0.00	90,000	-	9.79

	$ 0.62	590,000	245,874	9.08

	$ 1.04	93,750	51,388	8.82

	$ 1.34	100,000	41,667	4.66

	$ 2.97	20,000	13,333	8.61

	$ 3.50	1,021,491	1,021,491	6.73

	$ 3.72 - $ 3.80	36,116	36,116	6.53

	$ 4.00	42,500	42,500	7.05

	$ 4.38 - $ 4.40	486,623	435,695	7.61

	$ 6.80	36,250	33,239	8.12

	$ 8.20	48,547	48,547	6.90

	$ 20.00	157,954	157,954	6.96

Total options		2,723,231	2,127,804

Total warrants and options		11,648,167	9,452,105

This summary does not include 800,022 restricted stocks that as of September 30, 2009 are not vested.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: – SUBSEQUENT EVENTS

On October 12, 2009, certain institutional investors purchased 2,702,822 shares of the Company’s common stock (“Common Stock”) and warrants (“Warrants”) to purchase 1,081,129 shares of Common Stock. The price per share of Common Stock was $1.12, and the exercise price of the warrants was $1.60. The Warrants will be exercisable for a period of five years commencing six months following the issuance thereof.  The offering was made pursuant to a shelf registration statement on Form S-3. The gross proceeds received from this offering are approximately $3,027.

The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward – Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations regarding our capital requirements, our plans to raise additional funding, including non-dilutive funding, and our plans to continue and expand the clinical trials we started. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Our financial statements are stated in thousands United States Dollars (U.S.$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this quarterly report, the terms “we”, “us”, “our”, the “company” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, Pluristem Ltd., unless otherwise indicated or as otherwise required by the context.

Overview

We develop and intend to commercialize cell therapy production technologies and products. In June and September 2009 we commenced enrollment of patients in two Phase I clinical trials of our PLX-PAD product, in Germany and the US respectively. Both trials are open label dose escalating trials. The trial in Germany will enroll a total of fifteen patients and utilize three doses while the US trial will enroll a total of twelve patients and utilize two doses.

Currently, there are three clinical sites actively recruiting patients, one in Germany and two in the US. To date, these sites have enrolled a total of 4 patients.

We have not generated revenues since our inception. Historically to fund our operations, we have relied on private placement issuances and public offerings of equity, as well as on governmental grants.

We do not expect to generate revenues from sales of products in the next 12 months, and therefore it is likely that we will need to raise additional working capital to fund our ongoing operations and growth. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products are introduced to the market. Our products will likely not be ready for sale for at least three years, if at all. We believe that the funds we have, together with an approved R&D grant from the Israeli Office of Chief Scientist (the “OCS”), will be sufficient for operating until at least September 2010. As long as our cash flow from operations remains insufficient to fund operations, we will continue depleting our financial resources and seeking additional capital through equity financing and governmental grants. If we raise additional funds through the issuance of equity, the percentage ownership of the company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

Our independent registered public accounting firm’s report to our financial reports for the fiscal year ended June 30, 2009, stated that there was a substantial doubt that we will be able to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may need to take measures to reduce our operating costs, or, if such measures will not be sufficient, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008.

We have not generated any revenues, and we have negative cash flow from operations of $18,671,000 and have accumulated a deficit of $34,269,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical program and general and administrative expenses. We estimate our operating cash expenses in the next 12 months will be approximately $6,000,000.

Research and Development

Research and development expenses, net, for the three months ended September 30, 2009 decreased by 31% from $1,262,000 for the three months ended September 30, 2008 to $867,000. The decrease is due to the timing of approval of a grant from the OCS. In the three months ended September 30, 2009 we recorded an OCS grant in the amount of $489,000, whereas the OCS grant for the three months ended September 30, 2008 was approved and recorded only in December 2008; therefore no participation was recorded in that quarter.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 decreased by 18% from $934,000 for the three months ended September 30, 2008 to $770,000. The decrease in general and administrative expenses is attributable to the decrease in stock-based compensation to employees and consultants, from $381,000 to $246,000, respectively, and to a reduction in investor relations and public relations related expenses.

Financial Income, net

Financial income increased from an expense of $46,000 for the three months ended September 30, 2008 to an income of $20,000 for the three months ended September 30, 2009. The increase in the financial income is due to an increase in income from exchange rate hedging transactions recorded during the three months ended September 30, 2009 and due to a loss from the sale of marketable securities that occurred during the three months ended September 30, 2008.

Net Loss

Net loss for the three months ended September 30, 2009 was $1,617,000, as compared to net loss of $2,242,000 for the three months ended September 30, 2008. Net loss per share for the three months ended September 30, 2009 was $0.11, as compared to $0.29 for the three months ended September 30, 2008. The net loss per share decreased as a result of the decrease in the net loss and the increase in our weighted average number of shares following the issuance of additional shares since September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, total current assets were $2,597,000 and total current liabilities were $889,000. On September 30, 2009, we had a working capital surplus of $1,708,000 and an accumulated deficit of $34,269,000. We finance our operations and plan to continue doing so with issuances of securities and with funds from grants from the OCS.

Cash and cash equivalents as of September 30, 2009 amounted to $2,141,000. This is a decrease of $198,000 from the $2,339,000 reported as of June 30, 2009. Cash balances decreased in the three months ended September 30, 2009 for the reasons presented below.

Operating activities used cash of $941,000 in the three months ended September 30, 2009. Cash used by operating activities in the three months ended September 30, 2009 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical trials, less research and development grants by the OCS.

Investing activities used cash of $51,000 in the three months ended September 30, 2009. The investing activities consisted of the purchase of equipment for our R&D facilities.

Financing activities generated cash of $794,000 during the three months ended September 30, 2009 following the exercise of an option by certain investors, to purchase additional shares and warrants in July 2009, as set forth below.

On July 7, 2009, we announced that the first patient has been enrolled in a Phase I clinical trial of our PLX-PAD product. Upon the occurrence of such event, certain investors had an option to purchase additional shares and warrants (the “Option”). Accordingly, such certain investors purchased, in July 2009, 1,058,708 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $794,000, and warrants to purchase up to an additional 1,058,708 shares of common stock with an exercise price of $1.50 per share. The warrants are exercisable for a period of 4 years and six months commencing six months following the issuance.

On October 12, 2009, certain institutional investors purchased 2,702,822 shares of our common stock and warrants to purchase 1,081,129 shares of common stock. The price per share of common stock was $1.12, and the exercise price of the warrants was $1.60. The warrants are exercisable for a period of five years commencing six months following the issuance thereof. Roth Capital Partners, LLC acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee of $207,172. The offering was made pursuant to our shelf registration statement on Form S-3. The gross proceeds we received from this offering were approximately $3,027,000 and will be included in our financial statements for the second quarter of the current fiscal year.

The OCS has supported our activity in the past three years. The OCS approved our application for a fourth year’s grant in an amount of $2.3 million for participation in R&D expenses for the period March 2009 to February 2010.

Out of such amount we have already received $668,000. We believe that the funds we have, together with the approved R&D grant from the OCS, will be sufficient for operating until at least September 2010. Our independent registered public accounting firm’s report to our financial reports for the fiscal year ended June 30, 2009, states that there is a substantial doubt that we will be able to continue as a going concern. Management believes that we will need to raise additional funds before we have any cash flow from operations. We are looking constantly for sources of funding, including non-diluting sources such as the OCS grants. We have an effective shelf registration statement which we have used in recent public offerings we made and may continue to use in the future to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2009, following the exercise of the Option, we issued to certain investors 1,058,708 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $794,000, and warrants to purchase up to an additional 1,058,708 shares of common stock with an exercise price of $1.50 per share. The warrants will be exercisable for a period of 4 years and six months commencing six months following the issuance.

On July 17, 2009, we granted 90,000 options exercisable at a price of $0.00001 per share to certain consultants that provide services to our company.

In August 2009, we issued 1,929 shares of common stock to a media relations consultant in consideration for services he provided to our company.

All of the above issuances and sales were exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended (the “Act”) and/or Section 4(2) of the Act.

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant dated October 12, 2009 issued by the Registrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on October 6, 2009)

10.1*	Summary of Directors’ Ongoing Compensation.

10.2	Form of Securities Purchase Agreement dated October 6, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2009)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date: November 12 , 2009

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2009