Form 10-Q
period 2009-12-31
PLURISTEM THERAPEUTICS INC
filed 2010-02-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(Registrant’s telephone number)

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,505,899 common shares issued as of January 20, 2010.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009
(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	December 31,	June 30,
	2009	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,383	$2,339
Short term deposit	2,500	-
Prepaid expenses	72	100
Accounts receivable from the Office of the Chief Scientist	21	383
Other accounts receivable	81	113
Total current assets	4,057	2,935

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	178	171
Severance pay fund	241	154
Property and equipment, net	1,253	1,203
Total long-term assets	1,672	1,528

Total assets	$5,729	$4,463

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	December 31,		June 30,
	2009		2009
	Unaudited		Audited

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$596		$487
Accrued expenses	83		81
Other accounts payable	378		272
Total current liabilities	1,057		840

LONG-TERM LIABILITIES

Long-term obligation	-		23
Accrued severance pay	288		206
	288		229
STOCKHOLDERS’ EQUITY

Share capital:
  Common stock $0.00001 par value:
  Authorized: 100,000,000 shares as of December 31, 2009, 30,000,000 shares as of June 30, 2009.
  Issued: 18,505,899 shares as of December 31, 2009, 14,738,693 shares as of June 30, 2009.
  Outstanding: 17,913,971 shares as of December 31, 2009, 13,676,886 shares as of June 30, 2009.
	-(*	)	-(*	)
Additional paid-in capital	40,484		36,046
Accumulated deficit during the development stage	(36,100)		(32,652)
	4,384		3,394
	$5,729		$4,463

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,		Period from May 11, 2001 (Inception) through December 31,
	2009	2008	2009	2008	2009

Research and development expenses	$2,803	$2,631	$1,447	$1,368	$19,960
Less participation by the Office of the Chief Scientist	(989)	(1,329)	(500)	(1,329)	(4,239)
Research and development expenses, net	1,814	1,302	947	39	15,721
General and administrative expenses	1,645	1,707	875	774	19,018
Know how write-off	-	-	-	-	2,474
Operating loss	(3,459)	(3,009)	(1,822)	(813)	(37,213)
Financial expenses (income), net	(11)	66	9	20	(1,113)
Net loss for the period	$(3,448)	$(3,075)	$(1,831)	$(833)	$(36,100)
Loss per share:
Basic and diluted net loss per share	$(0.22)	$(0.35)	$(0.10)	$(0.09)
Weighted average number of shares used in computing basic and diluted net loss per share	15,984,227	8,693,210	17,449,256	9,697,119

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share data)
	Common Stock				Additional Paid-in		Receipts on Account of Common	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount			Capital		Stock	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	175,500	$	(*	)	$3		$-	$-	$3
Balance as of June 30, 2001	175,500		(*	)	3		-	-	3
Net loss	-		-		-		-	(78)	(78)
Balance as of June 30, 2002	175,500		(*	)	3		-	(78)	(75)
Issuance of common stock on October 14, 2002, net of issuance expenses of $17	70,665		(*	)	83		-	-	83
Forgiveness of debt	-		-		12		-	-	12
Stock cancelled on March 19, 2003	(136,500)		(*	)	(*	)	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56	-		-		-		933	-	933
Net loss	-		-		-		-	(463)	(463)
Balance as of June 30, 2003	109,665	$	(*	)	$98		$933	$(541)	$490

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

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in		Receipts on Account of Common	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’	Total Comprehensive
	Shares	Amount			Capital		Stock	Loss	Stage	Equity	Loss

Cashless exercise of warrants related to the April 3, 2006 agreement	46,674		(*	)	(*	)	-	-	-	-
Issuance of common stock on May and June 2007 related to the May 14, 2007 agreement, net of issuance costs of $64	3,126,177		(*	)	7,751		-	-	-	7,751
Receipts on account of shares	-		-		-		368	-	-	368
Cashless exercise of warrants related to the May 14, 2007 issuance	366,534		(*	)	(*	)	-	-	-	-
Issuance of warrants to investors related to the May 14, 2007 agreement	-		-		651		-	-	-	651
Unrealized loss on available for sale securities	-		-		-		-	(30)	-	(30)	$(30)
Net loss for the year	-		-		-		-	-	(8,429)	(8,429)	(8,429)
Balance as of June 30, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897	-
Total comprehensive loss											$(8,459)

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)
	Common Stock				Additional Paid-in		Receipts on Account of Common	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’	Total Comprehensive
	Shares	Amount			Capital		Stock	Loss	Stage	Equity	Loss

Balance as of July 1, 2007	4,954,110	$	(*	)	$21,077		$368	$(30)	$(15,518)	$5,897
Issuance of common stock related to investors relation agreements	69,500		(*	)	275		-	-	-	275
Issuance of common stock in July 2007 - June 2008 related to the May 14, 2007 Agreement	908,408		(*	)	2,246		(368)	-	-	1,878
Cashless exercise of warrants related to the May 14, 2007 Agreement	1,009,697		(*	)	(*	)	-	-	-	-
Compensation related to options granted to employees and directors	-		-		4,204		-	-	-	4,204
Compensation related to options granted to non–employees consultants	-		-		543		-	-	-	543
Realized loss on available for sale securities	-		-		-		-	30	-	30	$30
Net loss for the year	-		-		-		-	-	(10,498)	(10,498)	(10,498)
Balance as of June 30, 2008	6,941,715	$	(*	)	$28,345		$-	$-	$(26,016)	$2,329
Total comprehensive loss											$(10,468)

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)
	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		Capital	Stage	Equity

Balance as of July 1, 2008	6,941,715	$(	*)	$28,345	$(26,016)	$2,329
Issuance of common stock related to investor relations agreements	171,389	(	*)	133	-	133
Issuance of common stock and warrants related to the August 6, 2008 agreement, net of issuance costs of $125	1,391,304	(	*)	1,475	-	1,475
Issuance of common stock and warrants related to the September 2008 agreement, net of issuance costs of $62	900,000	(	*)	973	-	973
Issuance of common stock and warrants in November 2008 -January 2009, net of issuance costs of $39	1,746,575	(	*)	660	-	660
Issuance of common stock and warrants related to the January 20, 2009 agreement, net of issuance costs of $5	216,818	(	*)	90	-	90
Issuance of common stock and warrants related to the January 29, 2009 agreement, net of issuance costs of $90	969,826	(	*)	1,035	-	1,035
Issuance of common stock and warrants related to the May 5, 2009 agreement, net of issuance costs of $104	888,406	(	*)	1,229	-	1,229
Compensation related to options granted to employees and directors	-	-		1,315	-	1,315
Compensation related to options and warrants granted to non–employee consultants	-	-		97	-	97
Compensation related to restricted stock granted to employees and directors	427,228	(	*)	642	-	642

 (*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity

Compensation related to restricted stock granted to non–employee consultants	23,625		(*	)	52	-	52
Net loss for the period	-		-		-	(6,636)	(6,636)
Balance as of June 30, 2009	13,676,886	$	(*	)	$36,046	$(32,652)	$3,394

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity

Balance as of July 1, 2009	13,676,886	$	(*	)	$36,046	$(32,652)	$3,394
Issuance of common stock related to investor relations agreements	1,929		(*	)	12	-	12
Issuance of common stock and warrants related to November 2008 through January 2009 agreements	1,058,708		(*	)	794	-	794
Issuance of common stock and warrants related to October 2009 agreements, net of issuance costs of $242	2,702,822		(*	)	2,785	-	2,785
Compensation related to options granted to employees and directors	-		-		166	-	166
Compensation related to options and warrants granted to non–employee consultants	-		-		123	-	123
Exercise of options by employee	3,747		(*	)	2	-	2
Compensation related to restricted stock and restricted stock units granted to employees and directors	448,420		(*	)	529	-	529
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	21,459		(*	)	27	-	27
Net loss for the period	-		-		-	(3,448)	(3,448)
Balance as of December 31, 2009	17,913,971	$	(*	)	$40,484	$(36,100)	$4,384

(*)           Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,448)	$(3,075)	$(36,100)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	97	84	642
Capital loss	-	-	4
Impairment of property and equipment	-	-	52
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and directors	695	917	9,242
Stock-based compensation to non-employees consultants	150	27	2,448
Stock compensation to service providers and investor relations consultants	32	63	1,232
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	394	(220)	(91)
Decrease in prepaid expenses	28	167	18
Increase in trade payables	86	4	543
Increase (decrease) in other accounts payable and accrued expenses	67	(129)	(68)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	2	-	-
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	(3)	(9)
Loss from sale of investments of available-for-sale marketable securities	-	75	106
Impairment and realized loss on available-for-sale marketable securities	-	-	372
Accrued severance pay, net	(5)	5	47
Net cash used in operating activities	$(1,902)	$(2,085)	$(19,632)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2009	2008	2009

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(124)	(211)	(1,729)
Investment in short-term deposits	(2,500)	-	(2,500)
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	(7)	(2)	(224)
Repayment of long-term restricted deposit	-	35	64
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	-	1,113	3,314
Purchase of know-how	-	-	(2,062)
Net cash provided by (used in) investing activities	(2,631)	935	(6,857)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock and warrants, net of issuance costs	3,579	3,028	24,970
Exercise of warrants and options	2	-	1,024
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	(4)	(8)	(23)
Net cash provided by financing activities	3,577	3,020	27,872

Increase (decrease) in cash and cash equivalents	(956)	1,870	1,383
Cash and cash equivalents at the beginning of the period	2,339	323	-
Cash and cash equivalents at the end of the period	$1,383	$2,193	$1,383

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31
	2009	2008	2009

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$1	$4	$49
Interest paid	$1	$1	$18

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Conversion of convertible debenture	$-	$-	$2,227
Purchase of property and equipment	$43	$-	$43
Issuance of shares in consideration of accounts receivable	$-	$44	$-

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

b.
The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915 (originally issued as Statement of Financial Accounting Standards (“FAS”) No. 7, “Accounting and Reporting by Development stage Enterprises”). In the course of such activities, the Company and its Subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its Subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $36,100 through December 31, 2009 and incurred net loss of $3,448 and negative cash flow from operating activities in the amount of $1,902 for the six months ended December 31, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

d.	The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 11, 2010. No subsequent events occurred until the filing date, February 11, 2010.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

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

In June 2009, the Financial Accounting Statements Board (“FASB”) issued ASC 105-10-65-1 (“ASC 105”) (originally issued as FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”). ASC 105 is effective for financial statements for interim and annual periods ending after September 15, 2009. ASC 105 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates ("ASU"). The ASU will not be authoritative in their own right as they will only serve to update the Codification. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s Financial Statements. The Company has adopted ASC 105 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the Codification.

In August 2009, the FASB issued ASU No. 2009-05 "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05 were effective for the third quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASU No. 15-1- "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing" (“ASU 15-1”) (formerly issued as EITF 09-1).   ASU 15-1 states that a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements. The debt issuance costs should be amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, the loaned shares should be excluded from the computations of basic and diluted earnings per share, unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings per share calculation. ASU 15-1 also expanded the disclosure requirements for share-lending arrangements. ASU 15-1 iseffective from January 1, 2010. Early adoption was not permitted. Retrospective application is required for all arrangements outstanding in the beginning of the fiscal year in which this Issue is initially applied. The Company is currently assessing the impact of ASU 15-1 on the Company’s financial statements.

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS

a.
On December 22, 2009, the Company’s authorized common stock was increased from 30,000,000 shares with a par value of $0.00001 per share to 100,000,000 shares with a par value of $0.00001 per share.  All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

On July 1, 2008, the authorized share capital of the Company was increased by authorizing 10,000,000 shares of preferred stock, par value $0.00001 each, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.  No shares of preferred stock have been currently issued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS

b.	On July 9, 2001, the Company issued 175,500 shares of common stock in consideration for $2.50, which was received on July 27, 2001.

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

m.
Convertible Debenture

On April 3, 2006, the Company issued Senior Secured Convertible Debentures (the “Debentures“), for gross proceeds of $3,000. In conjunction with this financing, the Company issued 236,976 warrants exercisable for three years at an exercise price of $15 per share. The Company paid a finder’s fee of 10% in cash and issued 47,394 warrants exercisable for three years, half of which are exercisable at $15 and half of which are exercisable at $15.4 per share. The Company also issued 5,000 warrants in connection with the separate finder’s fee agreement related to the issuance of the debenture exercisable for three years at an exercise price of $15 per share.

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

The fair value of the warrants issued as a finder’s fee and the finder’s fee in cash amounted to $535 and were recorded as deferred issuance expenses and are amortized over the Debentures’ contractual period. The Company estimated the fair value of the warrants using a Black - Scholes option pricing model, with the following assumptions: volatility of 83%, risk free interest rate of 4.8%, dividend yield of 0%, and an expected life of 36 months.

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

•
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

•	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

It is unclear what could be the consequences of a court decision that the issuance of shares below $2.50 per share violates the May 2007 Agreement.

In connection therewith, the Company approved the issuance of warrants to purchase up to 147,884 shares of its common stock to each of the investors who was a party to the May 2007 Agreement that held shares purchased pursuant to such agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.  As of December 31, 2009 the Company received a general release from part of the investors, and issued them warrants to purchase 70,368 shares of its common stock.

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

u.
On January 29, 2009, the Company entered into a subscription agreement with certain investors, pursuant to which the Company sold to such investors 969,826 units, each unit consisting of one share of common stock and a warrant to purchase one of the Company’s share of common stock ("Unit"). The purchase price per Unit was $1.16 and the aggregate purchase price for the said Units was approximately $1,125.  The warrants are exercisable 181 days following the issuance thereof for a period of five years thereafter at an exercise price of $1.90 per share.  The Company paid a transaction fee to finders in an amount of $90 in cash and issued them warrants exercisable after six months for five years at an exercise price of $1.90 per share to purchase 80,983 shares of the Company’s common stock.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

x.
On October 12, 2009, certain institutional investors purchased 2,702,822 shares of the Company’s common stock and warrants to purchase 1,081,129 shares of Common Stock. The price per share of common stock was $1.12, and the exercise price of the warrants was $1.60 per share. The warrants will be exercisable for a period of five years commencing six months following the issuance thereof.  The gross proceeds received from this offering were approximately $3,027. Total cash costs related to this placement amounted to $242.

y.	The following table summarizes the issuance of shares to the Company’s consultants and service providers as compensation for their services since July 1, 2007:

			Expenses in the statements of operations for the
Period of service	Number of shares issued	Fair market value of the shares issued at the issuance date	year ended June 30, 2008	year ended June 30, 2009	six months ended December 31, 2009

June – December 2007	10,000	149	149	-	-
February – July 2008	7,500	18	18	-	-
March - September 2008	3,500	8	6	2	-
April – June 2008	50,000	102	102	-	-
July 2008 – June 2009	16,129	10	-	10	-
July –September 2008	40,000	46	-	46	-
October 2008	750	1	-	1	-
October 2008	20,000	12	-	12	-
December 2008 – November 2009	50,000	24	-	14	10
February – July 2009	11,439	14	-	12	2
February – April 2009	30,000	32	-	32	-
April 2009	3,500	4	-	4	-
Total	242,818	420	275	133	12

The issuance of shares to the consultants was in some cases in addition to cash compensation the consultants were entitled to.

In July 2009, the Company entered into an investor relations agreement pursuant to which the service will be provided to the Company in consideration for a cash retainer and a monthly issuance of shares of common stock of the Company,  beginning September 1, 2009.  Since the shares were not issued yet, the Company recorded a liability in the amount of the fair value of the shares, which amounted to $20.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

The Company has approved two incentive option plans from 2003 and from 2005 (the “Plans”).  Under these plans, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

Each option granted under the plan adopted in 2005, as it was amended and restated on January 21, 2009 (the “2005 Plan”) is exercisable through the expiration date of the 2005 Plan, which is December 31, 2018, unless stated otherwise.  The Awards vest over two years from the date of grant, as follows: 25% vests six months after the date of grant, and the remaining Awards vest monthly, in equal instalments over 18 months unless other vesting schedules are specified.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of December 31, 2009, the number of Shares authorized for issuance under the 2005 Plan amounted to 5,178,565.  266,686 Shares are still available for future grant under the 2005 Plan as of December 31, 2009.  Under the 2003 Plan 12,757 options are still available for future grant.

a.  Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718 (originally issued as SFAS 123(R) "Share-Based Payment"). A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Six months ended December 31, 2009
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options outstanding at beginning of period	2,366,106	$3.72
Options exercised	(3,747)	0.62
Options forfeited	(5,544)	4.85
Options outstanding at end of the period	2,356,815	$3.72	7.39	$322
Options exercisable at the end of the period	2,084,413	$4.12	7.20	$188
Options vested and expected to vest	2,350,069	$3.74	7.38	$316

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a.  Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2009	2008	2009	2008	2009

Research and development expenses	$52	$259	$20	$101	$2,559
General and administrative expenses	114	602	42	240	5,512

	$166	$861	$62	$341	$8,071

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.
Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

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

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Six months ended December 31, 2009
	Number	Weighted Average Exercise Price			Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price

Options and warrants outstanding at beginning of period	336,000		$5.48
Options and warrants granted	90,000	$	(*	)
Options and warrants forfeited	-		-
Options and warrants outstanding at end of the period	426,000		$4.32		4.94	$110

Options and warrants exercisable at the end of the period	294,337		$6.05		3.99	$3

Options and warrants vested and expected to vest	426,000		$4.32		4.94	$110

(*) Par value of $0.00001 per share.

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31
	2009	2008	2009	2008	2009

Research and development expenses	$61	$5	$31	$1	$1,577
General and administrative expenses	62	22	19	3	792
	$123	$27	$50	$4	$2,369

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c.  Restricted stock and restricted stock units to employees and directors:

On December 22, 2009, the Company granted 1,060,000 restricted stock units to the Company's employees and directors under the 2005 Plan. The purchase price is $0.00001 per share.  The fair value of these shares at the grant date was $1,049.

The following table summarizes the activities for unvested restricted stock units and restricted stocks granted to employees and directors for the six months ended December 31, 2009:

Number

Unvested at the beginning of period	1,012,171
Granted	1,060,000
Vested	(448,420)
Unvested at the end of the period	1,623,751
Expected to vest after December 31, 2009	1,580,300

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2009	2008	2009	2008	2009

Research and development expenses	$204	$22	$84	$22	$454
General and administrative expenses	325	34	147	34	717
	$529	$56	$231	$56	$1,171

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d.  Restricted stock and restricted stock units to consultants:

On December 22, 2009, the Company granted 80,000 restricted stock units to the Company's consultants under the 2005 Plan. The purchase price is $0.00001 per share. The fair value of these shares at the grant date was $79.

The following table summarizes the activities for unvested restricted stock units and restricted stocks granted to consultants for the six months ended December 31, 2009:

Number

Unvested at the beginning of period	49,636
Granted	80,000
Vested	(21,459)
Unvested at the end of the period	108,177
Expected to vest after December 31, 2009	108,177

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2009	2008	2009	2008	2009

Research and development expenses	$27	$-	$10	$-	$79
General and administrative expenses	-	-	-	-	-
	$27	$-	$10	$-	$79

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

aa.	Summary of warrants and options: A summary of all the warrants and options outstanding as of December 31, 2009 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms

Warrants:	$1.00	2,072,245	2,072,245	3.90
	$1.40 - $ 1.50	1,196,186	137,478	4.49
	$1.60	1,081,129	-	5.28
	$1.80 - $ 2.00	3,126,272	3,126,272	3.98
	$2.50	131,898	131,898	1.66
	$4.40	3,750	3,750	0.80
	$5.00	2,394,585	2,394,585	2.49
Total warrants		10,006,065	7,866,228

Options:	$0.00	90,000	-	9.54
	$0.62	586,253	340,491	8.83
	$1.04	93,750	62,946	8.57
	$1.34	100,000	66,668	4.32
	$2.97	20,000	15,833	8.36
	$3.50	1,021,491	1,021,491	6.53
	$3.72 - $ 3.80	36,116	36,116	6.28
	$4.00	42,500	42,500	6.80
	$4.38 - $ 4.40	481,239	481,239	7.44
	$6.80	36,250	36,250	7.87
	$8.20	48,547	48,547	6.65
	$20.00	157,919	157,919	6.71
Total options		2,714,065	2,310,000

Total warrants and options		12,720,130	10,176,228

This summary does not include 591,928 shares of restricted stock and 1,140,000 RSUs that are not vested as of December 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations, regarding our capital requirements, our plans to raise additional funding, including non-dilutive funding, statements regarding the clinical trials we started and statements about the potential safety and efficacy of our PLX-PAD product. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Overview

We develop and intend to commercialize cell therapy production technologies and products.  In June and September 2009 we commenced enrollment of patients in two Phase I clinical trials of our placenta expanded cells product for treatment of peripheral artery disease, also referred to as the PLX-PAD product, in Germany and the US respectively. Both trials are open label dose escalating trials. The trial in Germany will enroll up to a total of fifteen patients and utilize three doses while the US trial will enroll up to a total of twelve patients and utilize two doses.

Currently, there are three clinical sites actively recruiting patients, one in Germany and two in the US.

On January 11, 2010 we announced initial results from PLX-PAD clinical trials whereby nine patients, representing one-third of the patients needed to complete the Phase I dose-escalating studies in the U.S. and Germany, have been dosed with our PLX-PAD product. Patients experienced no significant unfavorable effects related to PLX-PAD administration. Three of the nine patients dosed completed their three-month follow up and the data from those patients demonstrated a trend towards efficacy with a reduction in their Rutherford Category, a measure of the severity of their limb ischemia.  To date, 13 patients have been enrolled to the clinical trial.

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

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2008.

We have not generated any revenues, and we have negative cash flow from operations of $19,632,000 and have accumulated a deficit of $36,100,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical program and general and administrative expenses. We estimate our net operating cash expenses in the next 12 months will be approximately $6,000,000.

Research and Development

Research and development expenses, net, for the six months ended December 31, 2009 increased by 39% from $1,302,000 for the six months ended December 31, 2008 to $1,814,000.  The increase is mainly due to the timing of approval of grants from the OCS.  The grant for the period March through December 2008 was approved and recorded only in December 2008.  Therefore, in the six months ended December 31, 2008 we recorded an OCS grant in the amount of $1,329,000, which actually covers OCS support for 10 months of research and development activity.  The OCS grant recorded during the six months ended December 31, 2009 amounted to $989,000, and relates to OCS support for only 6 months of research and development activity.  In addition, during the six months ended December 31, 2009 we increased our research and development expenses due to recruitment of new employees to support our clinical trials.  Such increase was mainly in payment of salaries and benefits, as well as purchase of materials.

Research and development expenses, net, for the three months ended December 31, 2009 increased from $39,000 for the three months ended December 31, 2008 to $947,000.  The increase is attributed mainly to timing issues of approval of OCS grants: our expenses in the three months ended December 31, 2009, are reduced by $500,000 which were approved by the OCS as a grant to support our research and development during that quarter.  The OCS grant included in the three months ended December 31, 2008, amounted to $1,329,000 and relates to OCS support of our research and development activities for a period of 10 months.  In addition, during the three months ended December 31, 2009 we increased our research and development expenses due to recruitment of new employees to support our clinical trials activity.  Such increase was mainly in payment of salaries and benefits.

General and Administrative

General and administrative expenses for the six months ended December 31, 2009 decreased by 4% from $1,707,000 for the six months ended December 31, 2008 to $1,645,000. The decrease is attributable to the decrease in the amount attributed to stock-based compensation to employees and consultants, from $659,000 to $501,000, respectively.

General and administrative expenses for the three months ended December 31, 2009 increased by 13% from $774,000 for the three months ended December 31, 2008 to $875,000. The increase in general and administrative expenses is primarily attributable to investor and public relations related expenses.

Financial Income, net

Financial income increased from an expense of $66,000 for the six months ended December 31, 2008 to an income of $11,000 for the six months ended December 31, 2009.  The increase in the financial income is due to a loss from the sale of marketable securities that occurred during the six months ended December 31, 2008.

Financial expenses decreased from an expense of $20,000 for the three months ended December 31, 2008 to an expense of $9,000 for the three months ended December 31, 2009 due to exchange rate adjustments.

Net Loss

Net loss for the six and three months ended December 31, 2009 was $3,448,000 and $1,831,000, respectively, as compared to net loss of $3,075,000 and $833,000 for the six and three months ended December 31, 2008, respectively. Net loss per share for the six and three months ended December 31, 2009 was $0.22 and $0.10, respectively, as compared to $0.35 and $0.09 for the six and three months ended December 31, 2008. The net loss per share decreased as a result of the increase in our weighted average number of shares following the issuance of additional shares since December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, total current assets were $4,057,000 and total current liabilities were $1,057,000. On December 31, 2009, we had a working capital surplus of $3,000,000 and an accumulated deficit of $36,100,000. We finance our operations and plan to continue doing so with issuances of securities and with funds from grants from the OCS.

Cash and cash equivalents as of December 31, 2009 amounted to $1,383,000.  This is a decrease of $956,000 from the $2,339,000 reported as of June 30, 2009. Cash balances decreased in the six months ended December 31, 2009 for the reasons presented below.

Operating activities used cash of $1,902,000 in the six months ended December 31, 2009. Cash used by operating activities in the six months ended December 31, 2009 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical trials, less research and development grants by the OCS.

Investing activities used cash of $2,631,000 in the six months ended December 31, 2009. The investing activities consisted of investment of $2,500,000 in a short-term bank deposit and the purchase of equipment for our R&D facilities in the amount of $124,000.

Financing activities generated cash of $3,577,000 during the six months ended December 31, 2009 related to the offerings described below.

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

On October 12, 2009, certain institutional investors purchased 2,702,822 shares of our common stock and warrants to purchase 1,081,129 shares of common stock. The price per share of common stock was $1.12, and the exercise price of the warrants was $1.60. The warrants are exercisable for a period of five years commencing six months following the issuance thereof.   Roth Capital Partners, LLC acted as placement agent, on a reasonable efforts basis, for the offering.   The offering was made pursuant to our shelf registration statement on Form S-3.  The gross proceeds we received from this offering were approximately $3,027,000. Total cash costs related to this placement amounted to $242,000.

The OCS has supported our activity since 2006.  The OCS approved our application for a fourth year’s grant in an amount of $2.3 million for participation in R&D expenses for the period March 2009 to February 2010.  Out of such amount we have already received $1,228,000.  We believe that the funds we have, together with the approved R&D grant from the OCS, will be sufficient for operating until at least September 2010.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 4. Submission of Matters to the Votes of Security Holders.

Our annual meeting of stockholders was held on December 17, 2009. Of the 18,502,750 shares entitled to vote, stockholders representing 10,922,572 shares were present in person or by proxy.

Zami Aberman, Israel Ben-Yoram, Isaac Braun, Mark Germain, Hava Meretzki, Nachum Rosman, Doron Shorrer and Shai Pines were elected to serve as directors of the company until the next annual meeting of the stockholders or until their successors are elected and qualified or their earlier resignation or removal.

The votes received were as follows (there were no broker non-votes with respect to the election of directors):

	Zami Aberman	Israel Ben-Yoram	Isaac Braun	Mark Germain	Hava Meretzki	Nachum Rosman	Doron Shorrer	Shai Pines

For	10,637,354	10,124,808	10,133,117	8,194,400	10,208,147	10,323,122	10,323,026	10,130,673
Against	210,229	101,371	93,562	2,653,171	212,109	100,227	96,050	95,505
Abstain	74,989	696,393	695,893	75,002	502,318	499,224	503,500	696,393
Not voted	-	-	-	-	-	-	-	-

In addition, our stockholders approved an amendment to the amended Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 30,000,000 shares, par value $0.00001 per share to 100,000,000 shares, par value $0.00001 per share. Holders of 8,641,651 shares voted “for”, holders of 2,244,903 shares voted “against” and holders of 36,018 shares abstained.  There were no broker non-votes with respect to this proposal.

Item 6. Exhibits.

3.1*	Amended and Restated Articles of Incorporation of the company, as amended as of December 22, 2009.

3.2*	Amended and Restated Articles of Incorporation of the company, as amended as of December 22, 2009 (marked).

4.1	Form of Common Stock Purchase Warrant dated October 12, 2009 issued by the company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on October 6, 2009).

10.2	Form of Securities Purchase Agreement dated October 6, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 6, 2009).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  February 11, 2010

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  February 11, 2010