Form 10-Q
period 2010-03-31
PLURISTEM THERAPEUTICS INC
filed 2010-05-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 20,908,837 common shares issued as of May 11, 2010.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2010
(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2010

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	March 31,	June 30,
	2010	2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,119	$2,339
Short term deposit	898	-
Prepaid expenses	40	100
Accounts receivable from the Office of the Chief Scientist	226	383
Other accounts receivable	109	113
Total current assets	2,392	2,935

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	180	171
Severance pay fund	270	154
Property and equipment, net	1,243	1,203
Total long-term assets	1,693	1,528

Total assets	$4,085	$4,463

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands

	March 31,		June 30,
	2010		2009
	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$632		$487
Accrued expenses	62		81
Other accounts payable	431		272
Total current liabilities	1,125		840

LONG-TERM LIABILITIES

Long-term obligation	-		23
Accrued severance pay	332		206
	332		229
STOCKHOLDERS’ EQUITY

Share capital:
Common stock $0.00001 par value:
     Authorized: 100,000,000 shares as of March 31, 2010, 30,000,000 shares as of June 30, 2009.
     Issued: 18,526,693 shares as of March 31, 2010, 14,738,693 shares as of June 30, 2009.
Outstanding: 18,089,117 shares as of March 31, 2010, 13,676,886 shares as of June 30, 2009.
	- (*	)	- (*	)
Additional paid-in capital	40,991		36,046
Accumulated deficit during the development stage	(38,363)		(32,652)
	2,628		3,394

	$4,085		$4,463

(*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
U.S. Dollars in Thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2010	2009	2010	2009	2010

Research and development expenses	$4,578	$3,707	$1,775	$1,076	$21,735
Less participation by the Office of the Chief Scientist	(1,274)	(1,345)	(285)	(16)	(4,524)
Research and development expenses, net	3,304	2,362	1,490	1,060	17,211
General and administrative expenses	2,413	2,557	768	850	19,786
Know how write-off	-	-	-	-	2,474
Operating loss	(5,717)	(4,919)	(2,258)	(1,910)	(39,471)
Financial expenses (income), net	(6)	150	5	84	(1,108)
Net loss for the period	$(5,711)	$(5,069)	$(2,263)	$(1,994)	$(38,363)
Loss per share:
Basic and diluted net loss per share	$(0.34)	$(0.52)	$(0.13)	$(0.17)
Weighted average number of shares used in computing basic and diluted net loss per share	16,637,335	9,760,893	18,003,187	11,958,054

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity

Balance as of July 1, 2008	6,941,715	$	(*	)	$28,345	$(26,016)	$2,329
Issuance of common stock related to investor relations agreements	171,389		(*	)	133	-	133
Issuance of common stock and warrants related to the August 6, 2008 agreement, net of issuance costs of $125	1,391,304		(*	)	1,475	-	1,475
Issuance of common stock and warrants related to the September 2008 agreement, net of issuance costs of $62	900,000		(*	)	973	-	973
Issuance of common stock and warrants in November 2008 -January 2009, net of issuance costs of $39	1,746,575		(*	)	660	-	660
Issuance of common stock and warrants related to the January 20, 2009 agreement, net of issuance costs of $5	216,818		(*	)	90	-	90
Issuance of common stock and warrants related to the January 29, 2009 agreement, net of issuance costs of $90	969,826		(*	)	1,035	-	1,035
Issuance of common stock and warrants related to the May 5, 2009 agreement, net of issuance costs of $104	888,406		(*	)	1,229	-	1,229
Compensation related to options granted to employees and directors	-		-		1,315	-	1,315
Compensation related to options and warrants granted to non–employee consultants	-		-		97	-	97
Compensation related to restricted stock granted to employees and directors	427,228		(*	)	642	-	642

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity

Balance as of July 1, 2009	13,676,886	$	(*	)	$36,046	$(32,652)	$3,394
Issuance of common stock and warrants related to November 2008 through January 2009 agreements	1,058,708		(*	)	794	-	794
Issuance of common stock and warrants related to October 2009 agreements, net of issuance costs of $242	2,702,822		(*	)	2,785	-	2,785
Issuance of common stock related to investor relations agreements	31,787		(*	)	47	-	47
Exercise of options by employee	3,747		(*	)	2	-	2
Compensation related to options granted to employees and directors	-		-		190	-	190
Compensation related to options and warrants granted to non–employee consultants	-		-		148	-	148
Compensation related to restricted stock and restricted stock units granted to employees and directors	590,786		(*	)	923	-	923
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	24,381		(*	)	56	-	56
Net loss for the period	-		-		-	(5,711)	(5,711)
Balance as of March 31, 2010	18,089,117	$	(*	)	$40,991	$(38,363)	$2,628

 (*) Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,711)	$(5,069)	$(38,363)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	149	128	694
Capital loss	-	-	4
Impairment of property and equipment	-	-	52
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and directors	1,113	1,399	9,660
Stock-based compensation to non-employees consultants	204	53	2,502
Stock compensation to service providers and investor relations consultants	47	113	1,247
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	161	125	(324)
Decrease in prepaid expenses	60	241	50
Increase (decrease) in trade payables	132	(165)	589
Increase (decrease) in other accounts payable and accrued expenses	88	(153)	(47)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	3	-	1
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	(3)	(9)
Loss from sale of investments of available-for-sale marketable securities	-	75	106
Impairment and realized loss on available-for-sale marketable securities	-	-	372
Accrued severance pay, net	10	26	62
Net cash used in operating activities	$(3,744)	$(3,230)	$(21,474)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2010	2009	2010

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(176)	(308)	(1,781)
Investment in short-term deposits	(2,500)	-	(2,500)
Repayment of short-term deposits	1,602	-	1,602
Proceeds from sale of property and equipment	-	-	32
Investment in long-term deposits	(9)	(6)	(226)
Repayment of long-term restricted deposit	-	38	64
Purchase of available for sale marketable securities	-	(240)	(3,784)
Proceeds from sale of available for sale marketable securities	-	1,113	3,314
Purchase of know-how	-	-	(2,062)
Net cash provided by (used in) investing activities	(1,083)	597	(5,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	3,579	4,048	24,970
Exercise of warrants and options	2	-	1,024
Receipts on account of shares	32	-	32
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	(6)	(14)	(25)
Net cash provided by financing activities	3,607	4,034	27,902

Increase (decrease) in cash and cash equivalents	(1,220)	1,401	1,119
Cash and cash equivalents at the beginning of the period	2,339	323	-
Cash and cash equivalents at the end of the period	$1,119	$1,724	$1,119

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in Thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2010	2009	2010

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$4	$28	$52
Interest paid	$2	$2	$19

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Conversion of convertible debenture	$-	$-	$2,227
Purchase of property and equipment in credit	$13	$-	$13
Issuance of shares in consideration of accounts receivable	$-	$185	$-

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and liabilities assumed at the acquisition date:

Working capital (excluding cash and cash equivalents)			$(427)
Long-term restricted lease deposit			19
Property and equipment			130
In-process research and development write-off			246

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

b.
The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915 (originally issued as Statement of Financial Accounting Standards (“FAS”) No. 7, “Accounting and Reporting by Development stage Enterprises”). In the course of such activities, the Company and its Subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its Subsidiary have not generated any revenues or product sales and have not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $38,363 through March 31, 2010 and incurred net loss of $5,711 and negative cash flow from operating activities in the amount of $3,744 for the nine months ended March 31, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) amends FASB ASC 820 “Fair Value Measurements and Disclosures” to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued ASU No. 15-1- "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing" (“ASU 15-1”) (formerly issued as EITF 09-1).   ASU 15-1 states that a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements. The debt issuance costs should be amortized using the effective interest method over the life of the financing arrangement as interest cost. In addition, the loaned shares should be excluded from the computations of basic and diluted earnings per share, unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings per share calculation. ASU 15-1 also expanded the disclosure requirements for share-lending arrangements. ASU 15-1 is effective from January 1, 2010. Early adoption was not permitted. Retrospective application is required for all arrangements outstanding in the beginning of the fiscal year in which this Issue is initially applied. This adoption did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirement”, (“ASU 2010-09”), which amended ASC Topic 855, “Subsequent Events,” including removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance, except as it relates to conduit debt obligors, is effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In connection therewith, the Company approved the issuance of warrants to purchase up to 147,884 shares of its common stock to each of the investors who was a party to the May 2007 Agreement that held shares purchased pursuant to such agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.  As of March 31, 2010 the Company received a general release from part of the investors, and issued them warrants to purchase 82,143 shares of its common stock.

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

y.	The following table summarizes the issuance of shares to the Company’s consultants and service providers as compensation for their services since July 1, 2007:

	Number of shares issued	Fair market value of the shares issued at the issuance date	Expenses in the statements of operations for the
Period of service			Year ended June 30, 2008	Year ended June 30, 2009	Nine months ended March 31, 2010

July – December 2007	10,000	$149	$149	$-	$-
February – July 2008	7,500	18	18	-	-
March - September 2008	3,500	8	6	2	-
April – June 2008	50,000	102	102	-	-
July 2008 – June 2009	16,129	10	-	10	-
July –September 2008	40,000	46	-	46	-
October 2008	750	1	-	1	-
October 2008	20,000	12	-	12	-
December 2008 – November 2009	50,000	24	-	14	10
February – July 2009	11,439	14	-	12	2
February – April 2009	30,000	32	-	32	-
April 2009	3,500	4	-	4	-
September 2009 – March 2010	29,858	35	-	-	35
Total	272,676	$455	$275	$133	$47

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

As of March 31, 2010, the number of Shares authorized for issuance under the 2005 Plan amounted to 5,177,156.  250,966 Shares are still available for future grant under the 2005 Plan as of March 31, 2010.  Under the 2003 Plan 12,870 options are still available for future grant.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718 (originally issued as SFAS 123(R) "Share-Based Payment"). A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Nine months ended March 31, 2010
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,366,106	$3.72
Options exercised	(3,747)	0.62
Options forfeited	(10,140)	3.12
Options outstanding at end of the period	2,352,219	$3.73	7.12	$287
Options exercisable at the end of the period	2,162,349	$4.00	6.99	$203
Options vested and expected to vest	2,347,537	$3.74	7.12	$283

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a. Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2010	2009	2010	2009	2010
Research and development expenses	$62	$309	$10	$50	$2,569
General and administrative expenses	128	807	14	205	5,526

	$190	$1,116	$24	$255	$8,095

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

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Nine months ended March 31, 2010
	Number	Weighted Average Exercise Price			Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	336,000		$5.48
Options and warrants granted	90,000	$	(*	)
Options and warrants forfeited	(25,000)		$2.50
Options and warrants outstanding at end of the period	401,000		$4.43		6.08	$105

Options and warrants exercisable at the end of the period	328,089		$5.36		5.51	$37

Options and warrants vested and expected to vest	401,000		$4.43		6.08	$105

(*) Par value of $0.00001 per share.

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2010	2009	2010	2009	2010
Research and development expenses	$79	$6	$18	$1	$1,595
General and administrative expenses	69	30	7	8	799
	$148	$36	$25	$9	$2,394

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

The following table summarizes the activities for unvested restricted stock units and restricted stocks granted to employees and directors for the nine months ended March 31, 2010:

Number

Unvested at the beginning of period	1,012,171
Granted	1,060,000
Forfeited	(4,428)
Vested	(590,786)
Unvested at the end of the period	1,476,957
Expected to vest after March 31, 2010	1,436,971

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2010	2009	2010	2009	2010
Research and development expenses	$379	$107	$175	$89	$629
General and administrative expenses	544	176	219	142	936
	$923	$283	$394	$231	$1,565

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

d. Restricted stock and restricted stock units to consultants:

The following table summarizes the activities for unvested restricted stock units and restricted stocks granted to consultants for the nine months ended March 31, 2010:

Number

Unvested at the beginning of period	49,636
Granted	80,000
Forfeited	(4,636)
Vested	(24,381)
Unvested at the end of the period	100,619
Expected to vest after March 31, 2010	100,619

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2010	2009	2010	2009	2010
Research and development expenses	$56	$17	$29	$13	$108
General and administrative expenses	-	-	-	-	-
	$56	$17	$29	$13	$108

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

aa.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of March 31, 2010 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms

Warrants:	$ 1.00	2,072,245	2,072,245	3.65
	$ 1.40 - $ 1.50	1,196,186	1,196,186	4.24
	$ 1.60	1,081,129	-	5.03
	$ 1.80 - $ 2.00	3,126,272	3,126,272	3.73
	$ 2.50	106,898	106,898	1.78
	$ 4.40	3,750	3,750	0.55
	$ 5.00	2,394,585	2,394,585	2.24
Total warrants		9,981,065	8,899,936

Options:	$ 0.00	90,000	30,002	9.29
	$ 0.62	583,445	411,578	8.54
	$ 1.04	92,294	71,378	8.11
	$ 1.34	100,000	91,667	4.07
	$ 2.97	20,000	18,333	8.11
	$ 3.50	1,021,491	1,021,491	6.28
	$ 3.72 - $ 3.80	36,116	36,116	6.03
	$ 4.00	42,500	42,500	6.55
	$ 4.38 - $ 4.40	480,907	480,907	7.20
	$ 6.80	36,250	36,250	7.62
	$ 8.20	48,547	48,547	6.40
	$ 20.00	157,919	157,919	6.46
Total options		2,709,469	2,446,688

Total warrants and options		12,690,534	11,346,624

This summary does not include 437,576 shares of restricted stock and 1,140,000 RSUs that are not vested as of March 31, 2010.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SUBSEQUENT EVENTS

On April 27, 2010, the Company closed a private placement pursuant to which it sold to certain investors 2,420,293 shares of unregistered common stock and warrants to purchase 726,088 shares of common stock and 726,088 shares of common stock, at exercise prices per share of $1.25 (the “$1.25 Warrants”) and $1.40 (the “$1.40 Warrants”), respectively.  The aggregate gross proceeds from the sale of the common stock and the Warrants were approximately $2,700.  The warrants are exercisable six months following the issuance thereof, for a period of two and a half years and five years thereafter for the $1.25 Warrants and the $1.40 Warrants, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations, regarding our capital requirements, our plans to raise additional funding, including non-dilutive funding, statements regarding the clinical trials we started and statements about the potential safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Overview

We develop and intend to commercialize cell therapy production technologies and products.  In June and September 2009 we commenced enrollment of patients in two Phase I clinical trials of our placenta expanded cells product for treatment of peripheral artery disease, also referred to as the PLX-PAD product, in Germany and the US respectively. Both trials are open label dose escalating trials. The trial in Germany was designed to enroll a total of fifteen patients and utilize three doses, while the US trial will enroll up to a total of twelve patients and utilize two doses.

On April 27, 2010 we announced interim results from our Phase I clinical trials utilizing our PLX-PAD product for the treatment of critical limb ischemia (CLI), the end-stage of peripheral artery disease (PAD). The interim data include twenty-one patients, representing 77% of the patients required to complete the Phase I trials. The interim results suggest that PLX-PAD is safe and well tolerated.

These Phase I trials were designed to evaluate the safety of PLX-PAD in patients with CLI. Both trials have currently met their primary safety endpoints.  Further, the administration of PLX-PAD cells did not induce an immune response in any of the patients dosed, demonstrating that injection of PLX-PAD cells is well tolerated.  In addition, the Phase I trials were designed to evaluate certain efficacy parameters, and the interim results suggest that the use of our PLX-PAD product was effective according to such parameters.  Such efficacy parameters do not include all parameters required under applicable regulations to determine that our PLX-PAD product is effective, which will be the subject of next stages of the clinical trials process that we plan to conduct in the future.

We have not generated revenues since our inception.  Historically, we have relied on private placement issuances and public offerings of equity, as well as on governmental grants, to fund our operations.

We do not expect to generate revenues from sales of products in the next 12 months, and therefore it is likely that we will need to raise additional working capital to fund our ongoing operations and growth. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products are introduced to the market.  Our products will likely not be ready for sale for at least three years, if at all.  We believe that the funds we have, which include $2,700,000 raised in a private offering closed on April 27, 2010, together with an approved R&D grant from the Israeli Office of Chief Scientist (the “OCS”), will be sufficient for operating until at least the first quarter of calendar year of 2011.  As long as our cash flow from operations remains insufficient to fund operations, we will continue depleting our financial resources and seeking additional capital through equity financing and governmental grants. If we raise additional funds through the issuance of equity, the percentage ownership of the company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

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

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2009.

We have not generated any revenues, and we have negative cash flow from operations of $21,474,000 and have accumulated a deficit of $38,363,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical program and general and administrative expenses. We estimate our net operating cash expenses in the next 12 months will be approximately $7,000,000.

Research and Development

Research and development expenses, net, for the nine months ended March 31, 2010 increased by 40% from $2,362,000 for the nine months ended March 31, 2009 to $3,304,000.  During the nine months ended March 31, 2010 we increased our research and development expenses mainly due to our progress in our clinical trial and the cost of recruitment of patients to these trials as well as increasing in our R&D labor force recruiting 11 new employees to support our R&D program and clinical trials.

Research and development expenses, net, for the three months ended March 31, 2010 increased by 41% from $1,060,000 for the three months ended March 31, 2009 to $1,490,000.  The increase is attributed to R&D expenses of our clinical trials' subcontractors and an increase in salaries and benefits expenses as a result of hiring new employees to support our clinical trials activity, partially offset by an increase in the grants by the OCS.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2010 decreased by 6% from $2,557,000 for the nine months ended March 31, 2009 to $2,413,000. The decrease is attributable to the decrease in the amount attributed to stock-based compensation to employees and consultants.

General and administrative expenses for the three months ended March 31, 2010 decreased by 10% from $850,000 for the three months ended March 31, 2009 to $768,000. The decrease in general and administrative expenses is primarily attributable to a reduction in stock-based compensation to employees and consultants.

Financial Income, net

Financial income increased from an expense of $150,000 for the nine months ended March 31, 2009 to an income of $6,000 for the nine months ended March 31, 2010.  The increase in the financial income is due to a loss from the sale of marketable securities that occurred during the nine months ended March 31, 2009 and due to exchange rate adjustments.

Financial expenses decreased from an expense of $84,000 for the three months ended March 31, 2009 to an expense of $5,000 for the three months ended March 31, 2010 due to exchange rate adjustments.

Net Loss

Net loss for the nine and three months ended March 31, 2010 was $5,711,000 and $2,263,000, respectively, as compared to net loss of $5,069,000 and $1,994,000 for the nine and three months ended March 31, 2009, respectively. Net loss per share for the nine and three months ended March 31, 2010 was $0.34 and $0.13, respectively, as compared to $0.52 and $0.17 for the nine and three months ended March 31, 2009. The net loss per share decreased as a result of the increase in our weighted average number of shares following the issuance of additional shares since March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, total current assets were $2,392,000 and total current liabilities were $1,125,000. On March 31, 2010, we had a working capital surplus of $1,267,000 and an accumulated deficit of $38,363,000. We finance our operations and plan to continue doing so with issuances of securities and with funds from grants from the OCS.

Cash and cash equivalents as of March 31, 2010 amounted to $1,119,000.  This is a decrease of $1,220,000 from the $2,339,000 reported as of June 30, 2009. Cash balances decreased in the nine months ended March 31, 2010 for the reasons presented below.

Operating activities used cash of $3,744,000 in the nine months ended March 31, 2010. Cash used by operating activities in the nine months ended March 31, 2010 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical trials, less research and development grants by the OCS.

Investing activities used cash of $1,083,000 in the nine months ended March 31, 2010. The investing activities consisted of investment of $898,000 in a short-term bank deposit and the purchase of equipment for our R&D facilities in the amount of $176,000.

Financing activities generated cash of $3,607,000 during the nine months ended March 31, 2010 substantially all of such amount is attributable to the July and October 2009 offerings described below.

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

The OCS has supported our activity since 2006.  In March 2010, we filed an application for a fifth year’s grant for participation in R&D expenses for the period March 2010 to February 2011.

On April 27, 2010, we closed a private placement pursuant to which we sold to certain investors 2,420,293 shares of unregistered common stock and warrants to purchase 726,088 shares of common stock and 726,088 shares of common stock, at exercise prices per share of $1.25 (the “$1.25 Warrants”) and $1.40 (the “$1.40 Warrants”), respectively.  The aggregate gross proceeds from the sale of the common stock and the Warrants was approximately $2,700,000.  The warrants are exercisable six months following the issuance thereof, for a period of two and a half years and five years thereafter for the $1.25 Warrants and the $1.40 Warrants, respectively.

We believe that the funds we have, together with the approved R&D grant from the OCS, will be sufficient for operating until at least the first quarter of calendar year of 2011.

Our independent registered public accounting firm’s report to our financial reports for the fiscal year ended June 30, 2009, states that there is a substantial doubt that we will be able to continue as a going concern.  Management believes that we will need to raise additional funds before we have any cash flow from operations. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement which we have used in recent public offerings we made and may continue to use in the future to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

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
Date:  May 11 , 2010

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  May 11 , 2010