Form 10-Q
period 2010-09-30
PLURISTEM THERAPEUTICS INC
filed 2010-11-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes       No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 26,321,149 common shares issued as of November 1, 2010.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

	September 30, 2010	June 30, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,127	$1,583
Short term bank deposit	517	913
Prepaid expenses	80	41
Accounts receivable from the Office of the Chief Scientist	318	706
Other accounts receivable	71	362
Total current assets	2,113	3,605

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	169	168
Severance pay fund	327	294
Property and equipment, net	1,756	1,555
Total long-term assets	2,252	2,017
Total assets	$4,365	$5,622

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

	September 30, 2010		June 30, 2010
	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$673		$791
Accrued expenses	157		118
Other accounts payable	400		372
Total current liabilities	1,230		1,281

LONG-TERM LIABILITIES

Accrued severance pay	403		360
	403		360

STOCKHOLDERS’ EQUITY

Share capital:
Common stock $0.00001 par value:
Authorized: 100,000,000 shares
Issued:  21,890,358 shares as of September 30, 2010, 21,458,707 shares as of June 30, 2010.
Outstanding:  21,169,899 shares as of September 30, 2010, 20,888,781 shares as of June 30, 2010.
	-(*	)	-(*	)
Additional paid-in capital	44,526		44,086
Accumulated deficit during the development stage	(41,794)		(40,105)
	2,732		3,981
	$4,365		$5,622

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,		Period from May 11, 2001 (Inception) through September 30,
	2010	2009	2010

Research and development expenses	$1,501	$1,356	$24,781
Less participation by the Office of the Chief Scientist	(503)	(489)	(5,575)
Research and development expenses, net	998	867	19,206
General and administrative expenses	756	770	21,267
Know how write-off	-	-	2,474

Operating loss	(1,754)	(1,637)	(42,947)

Financial income, net	65	20	1,153

Net loss for the period	$(1,689)	$(1,617)	$(41,794)

Loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted average number of shares used in computing basic and diluted net loss per share	21,012,208	14,522,818

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount			Capital	Stage	(Deficiency)
Classification of a liability in respect of warrants to additional paid in capital, net of issuance costs of $ 178	-		-		542	-	542
Net loss for the year	-		-		-	(2,098)	(2,098)
Balance as of June 30, 2005	318,768		(*	)	6,453	(4,650)	1,803
Exercise of warrants on November 28, 2005 to finders related to the January 24, 2005 agreement	400		(*	)	-	-	-
Exercise of warrants on January 25 ,2006 to finders related to the January 25, 2005 Agreement	50		(*	)	-	-	-
Reclassification of warrants from equity to liabilities due to application of ASC 815-40	-		-		(8)	-	(8)
Net loss for the year	-		-		-	(2,439)	(2,439)
Balance as of June 30, 2006	319,218	$	(*	)	$6,445	$(7,089)	$(644)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity
Balance as of July 1, 2009	13,676,886	$	(*	)	$36,046	$(32,652)	$3,394
Issuance of common stock and warrants related to November 2008 through January 2009 agreements (on July 2009)	1,058,708		(*	)	794	-	794
Issuance of common stock and warrants related to October 2009 agreements, net of issuance costs of $242	2,702,822		(*	)	2,785	-	2,785
Issuance of common stock and warrants related to April 2010 agreements, net of issuance costs of $54	2,393,329		(*	)	2,627	-	2,627
Issuance of common stock related to investor relations agreements	1,929		(*	)	13	-	13
Exercise of options by employee	3,747		(*	)	2	-	2
Compensation related to options granted to employees and directors	-		-		211	-	211
Compensation related to options and warrants granted to non–employee consultants	-		-		161	-	161
Compensation related to restricted stock and restricted stock units granted to employees and directors	981,586		(*	)	1,357	-	1,357
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	69,774		(*	)	90	-	90
Net loss for the period	-		-		-	(7,453)	(7,453)
Balance as of June 30, 2010	20,888,781	$	(*	)	$44,086	$(40,105)	$3,981

 (*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity
Balance as of July 1, 2010	20,888,781	$	(*	)	$44,086	$(40,105)	$3,981
Compensation related to options granted to employees and directors	-		-		6	-	6
Compensation related to options and warrants granted to non–employee consultants	-		-		11	-	11
Compensation related to restricted stock and restricted stock units granted to employees and directors	242,260		(*	)	368	-	368
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	38,858		(*	)	55	-	55
Net loss for the period	-		-		-	(1,689)	(1,689)
Balance as of September 30, 2010	21,169,899	$	(*	)	$44,526	$(41,794)	$2,732

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) Through September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,689)	$(1,617)	$(41,794)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	70	47	822
Capital loss	8	-	12
Impairment of property and equipment	-	-	54
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and directors	374	402	10,489
Stock-based compensation to non-employees consultants	88	90	2,637
Stock compensation to investor relations consultants	36	8	1,249
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	425	169	(367)
Decrease (increase) in prepaid expenses	(39)	(29)	10
Increase (decrease) in trade payables	1	(45)	590
Increase in other accounts payable and accrued expenses	33	24	18
Increase in interest receivable on short-term deposit	(4)	-	(19)
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	(1)	-	(2)
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	-	(9)
Loss from sale of investments of available-for-sale marketable securities	-	-	106
Impairment and realized loss on available-for-sale marketable securities	-	-	372
Accrued severance pay, net	10	10	76
Net cash used in operating activities	$(688)	$(941)	$(23,826)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through June 30,
	2010	2009	2010

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(426)	(51)	(2,420)
Investment in short-term deposits	-	-	(2,500)
Repayment of short-term deposits	400	-	2,002
Proceeds from sale of property and equipment	28	-	60
Investment in long-term deposits	-	-	(229)
Repayment of long-term restricted deposit	2	-	69
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	-	-	3,314
Purchase of know-how	-	-	(2,062)
Net cash provided by (used in) investing activities	4	(51)	(5,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$252	$794	$27,597
Exercise of warrants and options	-	-	1,024
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	(24)	-	(51)
Net cash provided by financing activities	228	794	30,471

Increase (decrease) in cash and cash equivalents	(456)	(198)	1,127
Cash and cash equivalents at the beginning of the period	1,583	2,339	-
Cash and cash equivalents at the end of the period	$1,127	$2,141	$1,127

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,		Period from May 11, 2001 (inception) through September 30,
	2010	2009	2010

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$5	$1	$59
Interest paid	$-	$1	$18

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Conversion of convertible debenture	$-	$-	$2,227
Purchase of property and equipment in credit	$73	$67	$73

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

b.
The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $41,794 through September 30, 2010 and the Company incurred net loss of $1,689 and negative cash flow from operating activities in the amount of $688 for the three months ended September 30, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

B.	Impact of recently issued accounting standards:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-20 “ASU 2010-20” Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 is an update of Accounting Standards Codification Topic 310, Receivables. This update requires enhanced disclosures on a disaggregated basis about the nature of the credit risk inherent in the portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses.

The disclosures required under ASU 2010-20 as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The Company does not expect the adoption of the update to have a material impact on its financial condition or results of operations.

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

c.
On October 14, 2002, the Company issued 70,665 shares of common stock at a price of approximately $1.40 per common share in consideration for $100 before issuance costs of $17. On March 19, 2003, two directors each returned 68,250 shares of common stock with a par value of $2.00 per share, for cancellation, for no consideration.

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

In connection therewith, the Company approved the issuance of warrants to purchase up to 161,724 shares of its common stock to each of the investors who was a party to the May 2007 Agreement that held shares purchased pursuant to such agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.  As of September 30, 2010 the Company received a general release from part of the investors, and issued them warrants to purchase 105,583 shares of its common stock.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	The following table summarizes the issuance of shares of common stock to the Company’s investor relations consultants as compensation for their services since July 1, 2007.

		Fair market
		value of the
		shares	Expenses in the statements of
	Number of	issued at the	operations for the Year ended June 30,
Period of service	shares issued	issuance date	2008	2009	2010

July – December 2007	10,000	$149	$149	$-	$-
February – July 2008	7,500	18	18	-	-
March - September 2008	3,500	8	6	2	-
April – June 2008	50,000	102	102	-	-
July 2008 – June 2009	16,129	10	-	10	-
July –September 2008	40,000	46	-	46	-
October 2008	750	1	-	1	-
October 2008	20,000	12	-	12	-
December 2008 – November 2009	50,000	24	-	14	10
February – July 2009	9,510	12	-	12	-
February – April 2009	30,000	32	-	32	-
April 2009	3,500	4	-	4	-
July 2009	1,929	3	-	-	3
Total	242,818	$421	$275	$133	$13

The issuance of shares to the consultants was in some cases in addition to cash compensation the consultants were entitled to.

Since July 1, 2010, the Company didn't issue shares to its investors relations consultants.

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

Each option granted under the 2005 Plan, as it was amended and restated on January 21, 2009, is exercisable through the expiration date of the 2005 Plan, which is December 31, 2018, unless stated otherwise.  The Awards vest over two years from the date of grant, as follows: 25% vests six months after the date of grant, and the remaining Awards vest monthly, in equal instalments over 18 months unless other vesting schedules are specified.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of September 30, 2010, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 5,894,354.  551,492 shares are still available for future grant under the 2005 Plan as of June 30, 2010.  Under the 2003 Plan 20,500 options are authorized for issuance, and 12,870 options are still available for future grant.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Three months ended September 30, 2010
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,351,919	$3.73
Options forfeited	(5,548)	1.31
Options outstanding at end of the period	2,346,371	$3.74	6.50	$537
Options exercisable at the end of the period	2,294,842	$3.81	6.47	$493
Options vested and expected to vest	2,345,169	$3.74	6.50	$535

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

aa.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a. Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2010	2009	2010
Research and development expenses	$4	$32	$2,584
General and administrative expenses	2	72	5,538

	$6	$104	$8,122

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

aa.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b. Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Three months ended September 30, 2010
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	389,750	$3.97
Options and warrants granted
Options and warrants forfeited	(25,000)	$2.5
Options and warrants outstanding at end of the period	364,750	$4.07	6.15	$164

Options and warrants exercisable at the end of the period	326,426	$4.54	5.84	$107

Options and warrants vested and expected to vest	364,750	$4.07	6.15	$164

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2010	2009	2010
Research and development expenses	$10	$31	$1,616
General and administrative expenses	1	42	802
	$11	$73	$2,418

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

c.  Restricted stock and restricted stock units to employees and directors:

On August 12, 2010, the Company's Compensation Committee approved a grant of total 270,000 restricted shares to two of the Company's officers as a bonus. The shares will become fully vested upon meeting a certain milestone.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the three months ended September 30, 2010:

Number
Unvested at the beginning of period	1,356,665
Granted	270,000
Forfeited	(21,021)
Vested	(242,260)
Unvested at the end of the period	1,363,384
Expected to vest after September 30, 2010	1,334,806

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2010	2009	2010
Research and development expenses	$135	$120	$967
General and administrative expenses	233	178	1,400
	$368	$298	$2,367

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

d. Restricted stock and restricted stock units to consultants:

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the three months ended September 30, 2010:

Number
Unvested at the beginning of period	73,261
Granted	76,106
Forfeited	-
Vested	(58,858)
Unvested at the end of the period	90,509
Expected to vest after September 30, 2010	90,509

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Three months ended September 30,		Period from inception through September 30,
	2010	2009	2010
Research and development expenses	$24	$17	$116
General and administrative expenses	53	-	103
	$77	$17	$219

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of September 30, 2010 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$1.00	2,072,245	2,072,245	3.15
	$1.12	146,144	146,144	1.95
	$1.25 – 1.28	817,999	100,000	2.25
	$1.40 - $ 1.50	1,914,185	1,196,186	4.05
	$1.60	1,081,129	1,081,129	4.53
	$1.80 - $ 2.00	3,140,112	3,140,112	3.21
	$2.50	81,898	81,898	1.72
	$4.40	3,750	3,750	0.05
	$5.00	2,394,585	2,394,585	1.74
Total warrants		11,652,047	10,216,049

Options:	$0.00	90,000	52,508	8.79
	$0.62	581,115	530,211	7.91
	$1.04	90,006	88,549	7.45
	$2.97	20,000	20,000	7.61
	$3.50	1,020,761	1,020,761	5.78
	$3.72 - $ 3.80	36,116	36,116	5.53
	$4.00	42,500	42,500	6.05
	$4.38 - $ 4.40	480,407	480,407	6.57
	$6.80	36,250	36,250	7.12
	$8.20	48,547	48,547	5.90
	$20.00	146,669	146,669	5.57
Total options		2,592,371	2,502,518
Total warrants and options		14,244,418	12,718,567

This summary does not include 748,959 shares of restricted stock and 704,934 RSUs that are not vested as of September 30, 2010.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SUBSEQUENT EVENTS

On October 11, 2010 and on October 12, 2010, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company agreed to sell to such investors 4,375,000 shares (“Shares”) of the common stock at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common stock (the “Warrants”), at an exercise price per share of $1.80. No separate consideration was paid for the Warrants.  The aggregate net proceeds from the sale of the Shares and the Warrants is approximately $5,009.  The closing was on October 18, 2010.  The Warrants have a term of four years and are exercisable starting six months following the issuance thereof.

In connection with the purchase agreements, the Company agreed to file a resale registration statement with the Securities and Exchange Commission covering the Shares and the shares of common stock issuable upon the exercise of the Warrants within 60 days from closing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include, but are not limited to, statements regarding the following:  the expected development and potential benefits from our products in treating various medical conditions, finishing our Phase I clinical trials, the safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated, our expectations regarding our short and long-term capital requirements, our plans to raise additional funding, including non-dilutive funding, our outlook for the coming months and information with respect to any other plans and strategies for our business. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

We are currently focusing on clinical indication that the route of administration is intramuscular, which means that the cells are administrated locally to the muscle and not systemically. This route of administration may be applicable for several different indications, such as: peripheral artery disease (PAD), critical limb ischemia (CLI), intermittent claudication, neuropathic pain, wound healing and orthopedic injuries.  In addition we reported pre-clinical studies utilizing our proprietary PLX during the systemic administration in treating for multiple sclerosis, ischemic stroke, and inflammatory bowel disease.

Our first product in development, PLX-PAD, is intended to improve the quality of life of millions of people suffering from PAD. Phase I clinical trials for PLX-PAD are now in progress in Germany and the US.  The Phase I study is designed to evaluate the safety of using PLX-PAD in patients with CLI, the end stage of PAD.

Following receipt of Food and Drug Administration (FDA) and European authority approvals, we commenced enrollment of patients for our Phase I clinical trials of PLX-PAD in June 2009 in Germany and in September 2009 in the US.  A total of 15 patients were enrolled in the trial in Germany.  The last patient was dosed in this trial in April 2010, representing the complete patient enrollment in that country. In the US trial, which is performed at three sites, a total of up to 12 adults with the disease will be included.

On September 14, 2010 we announced interim results from our Phase I clinical trials in both the U.S. and Germany utilizing our PLX-PAD product. The 3 month clinical follow-up data include 21 patients, representing 77% of the patients required to complete the Phase I trials. The interim results suggest that PLX-PAD is potentially safe and well tolerated.

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

We do not expect to generate revenues from sales of products in the next 12 months, and therefore it is likely that we will need to raise additional working capital to fund our ongoing operations and growth. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products are introduced to the market.  Our products will likely not be ready for sale for at least three years, if at all.  We believe that the funds we have, which include net proceeds of approximately $5,009,000 from a private offering that we closed on October 18, 2010, together with an approved R&D grant from the Israeli Office of Chief Scientist (the OCS), will be sufficient for operating until at least the end of calendar year of 2011.  As long as our cash flows from operations remain insufficient to fund operations, we will continue depleting our financial resources and seeking additional capital through equity financing and governmental grants. If we raise additional funds through the issuance of equity, the percentage ownership of the company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

Our independent registered public accounting firm’s report to our financial reports for the fiscal year ended June 30, 2010, stated that there was a substantial doubt that we will be able to continue as a going concern.  There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may need to take measures to reduce our operating costs, or, if such measures will not be sufficient, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RESULTS OF OPERATIONS –THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009.

We have not generated any revenues, and we have negative cash flow from operations of $23,826,000 and have accumulated a deficit of $41,794,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical program and general and administrative expenses. We estimate our net operating cash expenses in the next 12 months will be approximately $7,000,000.

Research and Development

Research and development expenses, net of participation of the OCS, for the three months ended September 30, 2010 increased by 15% from $867,000 for the three months ended September 30, 2009 to $998,000.  The increase is attributed to salaries and benefits expenses as a result of hiring 11 new employees to support our clinical trials activity since September 2009.

General and Administrative

General and administrative expenses for the three months ended September 30, 2010 decreased slightly by 2% from $770,000 for the three months ended September 30, 2009 to $756,000.

Financial Income, net

Financial income increased from $20,000 for the three months ended September 30, 2009 to $65,000 for the three months ended September 30, 2010 due to exchange rate adjustments.

Net Loss

Net loss for the three months ended September 30, 2010 was $1,689,000, as compared to net loss of $1,617,000 for the three months ended September 30, 2009. Net loss per share for the three months ended September 30, 2010 was $0.08, as compared to $0.11 for the three months ended September 30, 2009. The net loss per share decreased as a result of the increase in the weighted average number of our shares following issuances of additional shares since September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, total current assets were $2,113,000 and total current liabilities were $1,230,000. On September 30, 2010, we had a working capital surplus of $883,000 and an accumulated deficit of $41,794,000. We finance our operations and plan to continue doing so with issuances of securities and with funds from grants from the OCS.

Cash and cash equivalents as of September 30, 2010 amounted to $1,127,000.  This is a decrease of $456,000 from the $1,583,000 reported as of June 30, 2010. Cash balances decreased in the three months ended September 30, 2010 for the reasons presented below.

Operating activities used cash of $688,000 in the three months ended September 30, 2010. Cash used by operating activities in the three months ended September 30, 2010 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical trials, less research and development grants by the OCS.

Investing activities provided cash of $4,000 in the three months ended September 30, 2010. The investing activities consisted primarily of repayments of short-term deposits, offset by investments in equipment for our R&D facilities and construction of a new research lab.

Financing activities generated cash of $228,000 during the three months ended September 30, 2010 substantially all of such amount is attributable to the April 2010 offerings.

On October 11, 2010 and on October 12, 2010, we entered into securities purchase agreements with certain investors, pursuant to which we sold to such investors 4,375,000 shares (Shares) of our Common stock (Common Stock) at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common Stock (collectively, Warrants), at an exercise price per share of $1.80. No separate consideration was paid for the Warrants.  The aggregate gross proceeds from the sale of the Shares and the Warrants was approximately $5,250,000, which, less placement agent fees and other related expenses, resulted in net proceeds of approximately $5,009,000.  The closing was on October 18, 2010.  The Warrants have a term of four years and are exercisable starting six months following the issuance thereof.

Leader Underwriters (1993) Ltd. which acted as lead placement agent in Israel, and Rodman & Renshaw, LLC, which acted as U.S. placement agent, received cash compensation of $203,233 and warrants to purchase 119,950 shares of Common Stock, on the same terms as the Warrants.

We believe that the funds we have, together with the approved R&D grant from the OCS, will be sufficient for operating until at least the end of calendar year of 2011.

Our independent registered public accounting firm’s report to our financial reports for the fiscal year ended June 30, 2010, states that there is a substantial doubt that we will be able to continue as a going concern.  Our management believes that we will need to raise additional funds before we have any cash flow from operations. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement which we have used in recent public offerings we made and may continue to use in the future to raise additional funds.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date:  November 8 , 2010

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  November 8, 2010