Form 10-Q
period 2010-12-31
PLURISTEM THERAPEUTICS INC
filed 2011-02-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,324,035 common shares issued as of February 1, 2011.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands

	December 31, 2010	June 30, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$4,739	$1,583
Short term bank deposit	-	913
Prepaid expenses	56	41
Accounts receivable from the Office of the Chief Scientist	361	706
Other accounts receivable	375	362
Total current assets	5,531	3,605

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	176	168
Severance pay fund	359	294
Property and equipment, net	1,816	1,555
Total long-term assets	2,351	2,017

Total assets	$7,882	$5,622

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands

	December 31, 2010		June 30, 2010
	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$926		$791
Accrued expenses	85		118
Other accounts payable	468		372
Total current liabilities	1,479		1,281

LONG-TERM LIABILITIES

Accrued severance pay	420		360
	420		360

STOCKHOLDERS’ EQUITY

Share capital:
Common stock $0.00001 par value:
Authorized: 100,000,000 shares Issued: 26,489,904 shares as of December 31, 2010, 21,458,707 shares as of June 30, 2010. Outstanding: 26,489,904 shares as of December 31, 2010, 20,888,781 shares as of June 30, 2010.	-	(*)	-	(*)
Additional paid-in capital	50,598		44,086
Accumulated deficit during the development stage	(44,615)		(40,105)
	5,983		3,981

	$7,882		$5,622

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,		Period from May 11, 2001 (Inception) through December 31,
	2010	2009	2010	2009	2010

Research and development expenses	$3,687	$2,803	$2,186	$1,447	$26,967
Less participation by the Office of the Chief Scientist	(1,111)	(989)	(608)	(500)	(6,183)
Research and development expenses, net	2,576	1,814	1,578	947	20,784
General and administrative expenses	2,002	1,645	1,246	875	22,513
Know how write-off	-	-	-	-	2,474

Operating loss	(4,578)	(3,459)	(2,824)	(1,822)	(45,771)

Financial expenses (income), net	(68)	(11)	(3)	9	(1,156)

Net loss for the period	$(4,510)	$(3,448)	$(2,821)	$(1,831)	$(44,615)

Loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.22)	$(0.11)	$(0.10)

Weighted average number of shares used in computing basic and diluted net loss per share	22,954,736	15,984,227	24,897,022	17,449,256

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in		Receipts on Account of	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount			Capital		Common Stock	Stage	(Deficiency)

Issuance of common stock on July 9, 2001	175,500	$	(*	)	$3		$-	$-	$3
Balance as of June 30, 2001	175,500		(*	)	3		-	-	3
Net loss	-		-		-		-	(78)	(78)
Balance as of June 30, 2002	175,500		(*	)	3		-	(78)	(75)
Issuance of common stock on October 14, 2002, net of issuance expenses of $17	70,665		(*	)	83		-	-	83
Forgiveness of debt	-		-		12		-	-	12
Stock cancelled on March 19, 2003	(136,500)		(*	)	(*	)	-	-	-
Receipts on account of stock and warrants, net of finders and legal fees of $56	-		-		-		933	-	933
Net loss	-		-		-		-	(463)	(463)
Balance as of June 30, 2003	109,665	$	(*	)	$98		$933	$(541)	$490

(*)	Less than $1.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity

Balance as of July 1, 2010	20,888,781	$	(*	)	$44,086	$(40,105)	$3,981
Issuance of common stock and warrants related to October 2010 agreements, net of issuance costs of $244	4,375,000		(*	)	5,006	-	5,006
Exercise of options by employee	5,000		(*	)	5	-	5
Receipts on account of exercise of warrants	-		(*	)	12	-	12
Issuance of common stock related to investor relations agreements	60,000		(*	)	78		78
Compensation related to options granted to employees and directors	-		-		7	-	7
Compensation related to options and warrants granted to non–employee consultants	-		-		18	-	18
Compensation related to restricted stock and restricted stock units granted to employees and directors	1,070,752		(*	)	1,238	-	1,238
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	90,371		(*	)	148	-	148
Net loss for the period	-		-		-	(4,510)	(4,510)
Balance as of December 31, 2010	26,489,904	$	(*	)	$50,598	$(44,615)	$5,983

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) Through December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,510)	$(3,448)	$(44,615)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	144	97	896
Capital loss	8	-	12
Impairment of property and equipment	-	-	54
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and directors	1,245	695	11,360
Stock-based compensation to non-employees consultants	219	150	2,768
Stock compensation to investor relations consultants	78	32	1,291
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	317	394	(475)
Decrease (increase) in prepaid expenses	(15)	28	34
Increase in trade payables	254	86	843
Increase in other accounts payable and accrued expenses	34	67	19
Increase in interest receivable on short-term deposit	15	-	-
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	(3)	2	(4)
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	-	(9)
Loss from sale of investments of available-for-sale marketable securities	-	-	106
Impairment and realized loss on available-for-sale marketable securities	-	-	372
Accrued severance pay, net	(5)	(5)	61
Net cash used in operating activities	$(2,219)	$(1,902)	$(25,357)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through June 30,
	2010	2009	2010

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(560)	(124)	(2,554)
Investment in short-term deposits	-	(2,500)	(2,500)
Repayment of short-term deposits	898	-	2,500
Proceeds from sale of property and equipment	28	-	60
Investment in long-term deposits	(12)	(7)	(241)
Repayment of long-term restricted deposit	13	-	80
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	-	-	3,314
Purchase of know-how	-	-	(2,062)
Net cash provided by (used in) investing activities	367	(2,631)	(5,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$5,015	$3,579	$32,360
Exercise of warrants and options	17	2	1,041
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	(24)	(4)	(51)
Net cash provided by financing activities	5,008	3,577	35,251

Increase (decrease) in cash and cash equivalents	3,156	(956)	4,739
Cash and cash equivalents at the beginning of the period	1,583	2,339	-
Cash and cash equivalents at the end of the period	$4,739	$1,383	$4,739

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,		Period from May 11, 2001 (inception) through December 31,
	2010	2009	2010

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$7	$1	$61
Interest paid	$-	$1	$18

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Conversion of convertible debenture	$-	$-	$2,227
Purchase of property and equipment in credit	$73	$43	$73
Issuance of shares in consideration of accounts receivable	$243	$-	$243

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

b.
The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $44,615 through December 31, 2010 and the Company incurred net loss of $4,510 and negative cash flow from operating activities in the amount of $2,219 for the six months ended December 31, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities and research and development grants.  On February 1, 2011, the Company closed a public offering of shares and warrants in net consideration of approximately $38,000 (also see note 4(b)). In the longer term, the Company plans to finance its operations from revenues from product sales or licensing of its technology.

c.
Since December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol PSTI. The shares were previously traded on the OTC Bulletin Board under the trading symbol “PLRS.OB”. On May 7, 2007, the Company’s shares also began trading on Europe’s Frankfurt Stock Exchange, under the symbol PJT.

On December 19, 2010, the Company’s shares began trading on Tel-Aviv Stock Exchange, under the symbol PLTR.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim financial statements of Pluristem Therapeutics Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

The disclosures required under ASU 2010-20 as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of the update does not have a material impact on the Company's financial condition or results of operations.

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

In connection therewith, the Company approved the issuance of warrants to purchase up to 161,724 shares of its common stock to each of the investors who was a party to the May 2007 Agreement that held shares purchased pursuant to such agreement, as of August 6, 2008, conditioned on having the investors execute a general release pursuant to which the Company will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.  As of December 31, 2010 the Company received a general release from some of the investors, and issued them warrants to purchase 105,583 shares of its common stock.  On November 9, 2010, all of such warrants expired unexercised.

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

z.
On October 18, 2010, the Company closed a private placement, pursuant to which the Company sold 4,375,000 shares of the Company's common stock at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common Stock, at an exercise price per share of $1.80.  No separate consideration was paid for the warrants.  The warrants have a term of four years and are exercisable starting six months following the issuance thereof.   The aggregate gross proceeds from the sale of the shares and the warrants were $5,250.

The Company paid a transaction fee to finders in an amount of $244 in cash and issued them warrants to purchase 151,050 shares of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.	(Cont.):

In connection with the purchase agreements, the Company agreed to file a resale registration statement with the Securities and Exchange Commission covering the shares and the shares of common stock issuable upon the exercise of the warrants within 60 days from closing.  The registration statement was filed and on December 10, 2010 it became effective.

aa.	The following table summarizes the issuance of shares of common stock to the Company’s investor relations consultants as compensation for their services since July 1, 2007.

	Number of shares issued	Fair market value of the shares issued at the issuance date	Expenses in the statements of operations for the
			Year ended June 30,			Six months ended December 31, 2010
Period of service			2008	2009	2010
July – December 2007	10,000	$149	$149	$-	$-	$-
February – July 2008	7,500	18	18	-	-	-
March - September 2008	3,500	8	6	2	-	-
April – June 2008	50,000	102	102	-	-	-
July 2008 – June 2009	16,129	10	-	10	-	-
July –September 2008	40,000	46	-	46	-	-
October 2008	750	1	-	1	-	-
October 2008	20,000	12	-	12	-	-
December 2008 – November 2009	50,000	24	-	14	10	-
February – July 2009	9,510	12	-	12	-	-
February – April 2009	30,000	32	-	32	-	-
April 2009	3,500	4	-	4	-	-
July 2009	1,929	3	-	-	3	-
July – December 2010	60,000	78	-	-	-	78
Total	302,818	$499	$275	$133	$13	$78

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

As of December 31, 2010, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 7,273,296.  305,447 shares are still available for future grant under the 2005 Plan as of December 31, 2010.  Under the 2003 Plan 20,500 options are authorized for issuance, and 12,870 options are still available for future grant.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Six months ended December 31, 2010
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,351,919	$3.73
Options forfeited	(7,108)	1.16
Options exercised	(5,000)	1.04
Options outstanding at end of the period	2,339,811	$3.74	6.13	$494
Options exercisable at the end of the period	2,339,374	$3.74	6.12	$494
Options vested and expected to vest	2,339,789	$3.74	6.13	$494

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a.   Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2010	2009	2010	2009	2010
Research and development expenses	$3	$52	$1	$20	$2,583
General and administrative expenses	4	114	-	42	5,540

	$7	$166	$1	$62	$8,123

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b.   Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Six months ended December 31, 2010
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	389,750	$3.97
Options and warrants forfeited	(28,750)	$2.75
Options and warrants outstanding at end of the period	361,000	$4.06	5.96	$152

Options and warrants exercisable at the end of the period	334,761	$4.38	5.76	$114

Options and warrants vested and expected to vest	361,000	$4.06	5.96	$152

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2010	2009	2010	2009	2010
Research and development expenses	$17	$61	$7	$31	$1,623
General and administrative expenses	1	62	-	19	802
	$18	$123	$7	$50	$2,425

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

c.   Restricted stock and restricted stock units to employees and directors:

On August 12, 2010, the Company's Compensation Committee approved a grant of total 270,000 restricted shares to two of the Company's officers as a bonus. The shares became fully vested upon meeting a certain milestone.

On October 28, 2010, the Company's Audit Committee approved a grant of total 1,453,000 restricted stock units to the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the six months ended December 31, 2010:

Number

Unvested at the beginning of period	1,356,665
Granted	1,723,000
Forfeited	(33,724)
Vested	(895,725)
Unvested at the end of the period	2,150,216
Expected to vest after December 31, 2010	2,090,947

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2010	2009	2010	2009	2010
Research and development expenses	$417	$204	$282	$84	$1,249
General and administrative expenses	821	325	588	147	1,988
	$1,238	$529	$870	$231	$3,237

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

d. Restricted stock and restricted stock units to consultants:

During the six months ended December 31, 2010, the Company granted to several consultants and service providers restricted stock and restricted stock units.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the six months ended December 31, 2010:

Number

Unvested at the beginning of period	73,261
Granted	225,106
Forfeited	-
Vested	(125,401)
Unvested at the end of the period	172,966
Expected to vest after December 31, 2010	172,966

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,		Period from inception through December 31,
	2010	2009	2010	2009	2010
Research and development expenses	$74	$27	$50	$10	$166
General and administrative expenses	127	-	74	-	177
	$201	$27	$124	$10	$343

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

cc.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of December 31, 2010 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)

Warrants:	$ 1.00	2,059,972	2,059,972	2.92
	$ 1.12	146,144	146,144	1.70
	$ 1.20	105,217	31,100	3.21
	$ 1.25 – 1.28	817,999	817,999	2.00
	$ 1.40 - $ 1.50	1,914,185	1,914,185	3.80
	$ 1.60	1,081,129	1,081,129	4.28
	$ 1.80 - $ 1.96	5,649,221	3,024,221	3.46
	$ 2.50	81,898	81,898	1.47
	$ 5.00	2,394,585	2,394,585	1.49
Total warrants		14,250,350	11,551,233

Options:	$ 0.00	90,000	63,761	8.54
	$ 0.62	579,555	579,118	7.50
	$ 1.04	85,006	85,006	7.17
	$ 2.97	20,000	20,000	7.36
	$ 3.50	1,020,761	1,020,761	5.47
	$ 3.72 - $ 3.80	36,116	36,116	5.23
	$ 4.00	42,500	42,500	5.80
	$ 4.38 - $ 4.40	480,407	480,407	6.15
	$ 6.80	36,250	36,250	6.87
	$ 8.20	48,547	48,547	4.86
	$ 20.00	146,669	146,669	5.32
Total options		2,585,811	2,559,135
Total warrants and options		16,836,161	14,110,368

This summary does not include 2,132,036 restricted stock units that are not vested as of December 31, 2010.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share amounts)

NOTE 4: - SUBSEQUENT EVENTS

a.	During January 2011, 1,754,560 warrants were exercised in consideration for $3,082, and 570,982 warrants were exercised on a cashless basis for 287,231 shares of common stock.

b.
On February 1, 2011, the Company closed a public offering of 11,000,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.4 of a share of common stock, at a purchase price of $3.25 per unit. The warrants in the offering will generally be exercisable for a period of five years commencing 6 months following issuance, at an exercise price of $4.20 per share.  The Company granted the underwriters a 30-day option to purchase from the Company up to an additional 1,650,000 shares of common stock and/or warrants to purchase up to 660,000 shares of common stock to cover over-allotments, if any. The underwriters exercised their overallotment option in full thereby increasing the number of units sold by the company by additional 1,650,000. The net proceeds to the Company are expected to be approximately $38,000, assuming no exercise of the warrants and after deducting underwriting commissions and discounts and estimated expenses payable by the company associated with the offering.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include, but are not limited to, statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, the safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated, our plans, intentions or expectations regarding clinical studies, our expectations regarding our short and long-term capital requirements and sufficiency of our capital resources, our plans to raise additional funding, including non-dilutive funding and governmental grants, our outlook for the coming months and information with respect to any other plans and strategies for our business. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms “we”, “us”, “our”, the “company” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, Pluristem Ltd., unless otherwise indicated or as otherwise required by the context.

Overview

We are a bio-therapeutics company dedicated to the commercialization of non-personalized (allogeneic) cell therapy products for the treatment of several severe degenerative, ischemic and autoimmune disorders.  We are developing a pipeline of products, stored ready-to-use, that are derived from human placenta, a non-controversial, non-embryonic, adult stromal cell source. The placental adherent stromal cells, or ASCs, are grown in the company's proprietary PluriX™ three-dimensional bioreactor, which imitates the natural microstructure of the body.

Our first product in development, PLX-PAD, is intended to improve the quality of life of millions of people suffering from peripheral artery disease, or PAD.

We are currently focusing on clinical indications that the route of administration is intramuscular, which means that the cells are administrated locally to the muscle and not systemically. This route of administration may be applicable for several different indications, such as: PAD, critical limb ischemia, or CLI, intermittent claudication, or IC, neuropathic pain, wound healing and orthopedic injuries.  In addition, we have reported our pre-clinical studies utilizing our proprietary PLX during the systemic administration in treating for multiple sclerosis, ischemic stroke, and inflammatory bowel disease.

Recent Developments

On December 12, 2010, the Tel-Aviv Stock Exchange, or the TASE, approved the listing of our shares of common stock for trading on the TASE beginning on December 19, 2010, under the ticker symbol PLTR.

We announced on January 18, 2011 that we successfully completed a parallel scientific advisory process with the European Medical Agencies, or the EMA, and the U.S. Food and Drug Administration, or the FDA, regarding our planned clinical development program for PLX-PAD.

We plan to conduct two clinical studies of PLX-PAD, and to file the necessary regulatory documentation requesting the joint approval of the FDA-EMA for a Phase II/III study of PLX-PAD for CLI and a joint approval of the FDA and the Paul Ehrlich Institute (PEI) in Germany to conduct a Phase II study for IC.

In February 2011 we raised approximately $38 million in a firm commitment underwritten public offering.  See ‘Liquidity and Capital Resources’.

Other Information

We have not generated revenues since our inception.  Historically, we have relied on private placement issuances and public offerings of equity, as well as on governmental grants, to fund our operations.

We do not expect to generate revenues from sales of products in the next 12 months, and therefore we plan to continue to finance our operations from our existing cash resources and governmental grants.  Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products are introduced to the market.  Our products will likely not be ready for sale for at least three years, if at all.  We believe that the funds we have, which include net proceeds of approximately $5 million from a private placement that we closed in October, 2010, or the October 2010 Offering, and approximately $38 million from a public offering that we closed in February, 2011, together with an approved R&D grant from the Israeli Office of Chief Scientist, or the OCS, will be sufficient for operating until at least the end of calendar year of 2013.  As long as our cash flows from operations remain insufficient to fund operations, we will continue depleting our financial resources and seeking additional capital through governmental grants or equity financing. If we raise additional funds through the issuance of equity, the percentage ownership of the company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2009.

We have not generated any revenues, and we have negative cash flow from operations of $25,357,000 and have accumulated a deficit of $44,615,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical studies and general and administrative expenses. We estimate our operating cash expenses, net of OCS participation, in the next 12 months will be approximately $8,000,000.

Research and Development

Research and development expenses, net of participation of the OCS, for the six months ended December 31, 2010 increased by 42% from $1,814,000 for the six months ended December 31, 2009 to $2,576,000.  This increase is attributed to the increase in our research and development activity and the progress of our clinical studies, including hiring 8 new employees since December 2009.

Research and development expenses, net of participation of the OCS, for the three months ended December 31, 2010 increased by 67% from $947,000 for the three months ended December 31, 2009 to $1,578,000.  This increase is attributed to the increase in our research and development activity and the progress of our clinical studies, including hiring 8 new employees since December 2009.

General and Administrative

General and administrative expenses for the six months ended December 31, 2010 increased by 22% from $1,645,000 for the six months ended December 31, 2009 to $2,002,000 mainly due to stock-based compensation expenses which increased in approximately $300,000.

General and administrative expenses for the three months ended December 31, 2010 increased by 42% from $875,000 for the three months ended December 31, 2009 to $1,246,000 due to an increase in stock-based compensation expenses.

Financial Income, net

Financial income increased from $11,000 for the six months ended December 31, 2009 to $68,000 for the six months ended December 31, 2010 due to exchange rate adjustments.

Financial income increased from an expense of $9,000 for the three months ended December 31, 2009 to income of $3,000 for the three months ended December 31, 2010 also due to exchange rate adjustments.

Net Loss

Net loss for the six and three months ended December 31, 2010 was $4,510,000 and $2,821,000, respectively, as compared to net loss of $3,448,000 and $1,831,000 for the six and three months ended December 31, 2009, respectively. Net loss per share for the six and three months ended December 31, 2010 was $0.20 and $0.11, respectively, as compared to $0.22 and $0.10 for the six and three months ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, total current assets were $5,531,000 and total current liabilities were $1,479,000. On December 31, 2010, we had a working capital surplus of $4,052,000 and an accumulated deficit of $44,615,000. We finance our operations and plan to continue doing so from our existing cash, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of December 31, 2010 amounted to $4,739,000.  This is an increase of $3,156,000 from the $1,583,000 reported as of June 30, 2010. Cash balances increased in the six months ended December 31, 2010 for the reasons presented below.

Operating activities used cash of $2,219,000 in the six months ended December 31, 2010. Cash used by operating activities in the six months ended December 31, 2010 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical studies, less research and development grants by the OCS.

Investing activities provided cash of $367,000 in the six months ended December 31, 2010. The investing activities consisted primarily of repayments of short-term deposits, offset by investments in equipment for our R&D facilities and construction of a new research lab.

Financing activities generated cash of $5,008,000 during the six months ended December 31, 2010.  Substantially all of such amount is attributable to the October 2010 Offering.

On October 18, 2010, we closed the October 2010 Offering, pursuant to which we sold 4,375,000 shares of our common stock at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common stock, at an exercise price per share of $1.80.  No separate consideration was paid for the warrants.  The warrants have a term of four years and are exercisable starting six months following the issuance thereof.   The aggregate net proceeds from the sale of the shares and the warrants were approximately $5,006,000.

In connection with the October 2010 Offering, we paid a transaction fee to finders in an amount of $244,000 in cash and issued them warrants to purchase 151,050 shares of our common stock.  We also agreed to file a resale registration statement with the Securities and Exchange Commission covering the shares and the shares of common stock issuable upon the exercise of the warrants within 60 days from closing.  The registration statement was filed and on December 10, 2010 it became effective.

On February 1, 2011, we closed a firm commitment underwritten public offering of 11,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.4 of a share of common stock, at a purchase price of $3.25 per unit. The warrants in the offering will generally be exercisable for a period of five years commencing 6 months following issuance, at an exercise price of $4.20 per share.  Also, on February 1, 2011 we closed the exercise by the underwriters of their full overallotment option to purchase an additional 1,650,000 shares of common stock and warrants to purchase 660,000 shares of common stock.  The net proceeds to us were approximately $38 million, after deducting underwriting commissions and discounts and estimated expenses payable by us associated with the offering.

During January 2011, 1,754,560 warrants were exercised in consideration for $3,082,190, and 570,982 warrants were exercised on a cashless basis for 287,231 shares of stock.

During the six months ended December 31, 2010 we received approximately $1,286,000 from the OCS towards our R&D expenses.  The OCS has supported our activity in the past five years. Our current program approved by the OCS is for the period March 2010 until February 2011.  On March 2011 we plan to file an application for a sixth year program. There is no assurance that the OCS will approve a grant for another year's R&D activity, the amount of the grant is also not certain.

We believe that the funds we have, together with the approved R&D grant from the OCS, will be sufficient for operating until at least the end of calendar year of 2013.

Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement which we used in a recent public offering we made and may continue to use in the future to raise additional funds.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2010 we issued 80,000 restricted stock units to a company controlled by one of our directors in connection with compensation for such director’s services to us.

In November 2010, we issued 60,000 shares to an investor relations consultant as partial consideration for services the consultant provides to the company.

All of the above issuances and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

4.1	Form of Common Stock Purchase Warrant dated October 18, 2010 issued by the Registrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed October 12, 2010).

4.2*	Warrant Agreement dated February 1, 2011, by and between the registrant and American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate).

10.1
Form of Regulation D Securities Purchase Agreement dated October 11, 2010 for Common Stock and Warrants of the Registrant (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed October 12, 2010).

10.2
Form of Regulation S Securities Purchase Agreement dated October 12, 2010 for Common Stock and Warrants of the Registrant (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed October 12, 2010).

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
Date: February 9, 2011

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 9, 2011