Form 10-Q
period 2011-03-31
PLURISTEM THERAPEUTICS INC
filed 2011-05-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,776,429 common shares issued as of May 1, 2011.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

	March 31, 2011	June 30, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$44,866	$1,583
Short term bank deposit	-	913
Prepaid expenses	213	41
Accounts receivable from the Office of the Chief Scientist	324	706
Other accounts receivable	214	362
Total current assets	45,617	3,605

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	183	168
Severance pay fund	410	294
Property and equipment, net	1,943	1,555
Total long-term assets	2,536	2,017

Total assets	$48,153	$5,622

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

	March 31, 2011		June 30, 2010
	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables	$1,283		$791
Accrued expenses	107		118
Other accounts payable	515		372
Total current liabilities	1,905		1,281

LONG-TERM LIABILITIES

Accrued severance pay	503		360
	503		360

STOCKHOLDERS’ EQUITY

Share capital:
Common stock $0.00001 par value:
Authorized: 100,000,000 shares
Issued: 41,607,517 shares as of March 31, 2011, 21,458,707 shares as of June 30, 2010. Outstanding: 41,607,517 shares as of March 31, 2011, 20,888,781 shares as of June 30, 2010.	-(*	)	-(*	)
Additional paid-in capital	92,973		44,086
Accumulated deficit during the development stage	(47,228)		(40,105)
	45,745		3,981

	$48,153		$5,622

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,		Period from May 11, 2001 (Inception) through March 31,
	2011	2010	2011	2010	2011

Research and development expenses	$5,832	$4,578	$2,145	$1,775	$29,112
Less participation by the Office of the Chief Scientist and other parties	(1,709)	(1,274)	(598)	(285)	(6,781)
Research and development expenses, net	4,123	3,304	1,547	1,490	22,331
General and administrative expenses	3,154	2,413	1,152	768	23,665
Know how write-off	-	-	-	-	2,474

Operating loss	(7,277)	(5,717)	(2,699)	(2,258)	(48,470)

Financial expenses (income), net	(154)	(6)	(86)	5	(1,242)

Net loss for the period	$(7,123)	$(5,711)	$(2,613)	$(2,263)	$(47,228)

Loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.34)	$(0.07)	$(0.13)

Weighted average number of shares used in computing basic and diluted net loss per share	27,894,392	16,637,335	36,676,721	18,003,187

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount			Capital	Stage	Equity
Balance as of July 1, 2010	20,888,781	$	(*	)	$44,086	$(40,105)	$3,981
Issuance of common stock and warrants related to February 2011 agreement, net of issuance costs of $2,970	12,650,000		(*	)	38,142	-	38,142
Issuance of common stock and warrants related to October 2010 agreements, net of issuance costs of $244	4,375,000		(*	)	5,006	-	5,006
Exercise of warrants by investors and finders	1,838,038		(*	)	3,202	-	3,202
Cashless exercise of warrants by investors and finders	336,045		(*	)	-	-	-
Exercise of options by employees and consultants	76,160		(*	)	46	-	46
Issuance of common stock related to investor relations agreements	90,000		(*	)	155		155
Compensation related to options granted to employees and directors	-		-		7	-	7
Compensation related to options and warrants granted to non–employee consultants	-		-		52	-	52
Compensation related to restricted stock and restricted stock units granted to employees and directors	1,200,123		(*	)	1,948	-	1,948
Compensation related to restricted stock and restricted stock units granted to non–employee consultants	153,370		(*	)	329	-	329
Net loss for the period	-		-		-	(7,123)	(7,123)
Balance as of March 31, 2011	41,607,517	$	(*	)	$92,973	$(47,228)	$45,745

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) Through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,123)	$(5,711)	$(47,228)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	224	149	976
Capital loss	8	-	12
Impairment of property and equipment	-	-	54
Know-how write-off	-	-	2,474
Amortization of deferred issuance costs	-	-	604
Stock-based compensation to employees and directors	1,955	1,113	12,070
Stock-based compensation to non-employees consultants	381	204	2,930
Stock compensation to investor relations consultants	155	47	1,368
Know-how licensors – imputed interest	-	-	55
Salary grant in shares and warrants	-	-	711
Decrease (increase) in other accounts receivable	265	161	(527)
Decrease (increase) in prepaid expenses	(172)	60	(123)
Increase in trade payables	516	132	1,105
Increase in other accounts payable and accrued expenses	156	88	141
Increase in interest receivable on short-term deposit	15	-	-
Increase in accrued interest due to related parties	-	-	3
Linkage differences and interest on long-term restricted lease deposit	(3)	3	(4)
Change in fair value of liability in respect of warrants	-	-	(2,696)
Fair value of warrants granted to investors	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	-	(9)
Loss from sale of investments of available-for-sale marketable securities	-	-	106
Impairment and realized loss on available-for-sale marketable securities	-	-	372
Accrued severance pay, net	27	10	93
Net cash used in operating activities	$(3,596)	$(3,744)	$(26,734)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2011	2010	2011

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$32
Purchase of property and equipment	(672)	(176)	(2,666)
Investment in short-term deposits	-	(2,500)	(2,500)
Repayment of short-term deposits	898	1,602	2,500
Proceeds from sale of property and equipment	28	-	60
Investment in long-term deposits	(12)	(9)	(241)
Repayment of long-term restricted deposit	13	-	80
Purchase of available for sale marketable securities	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	-	-	3,314
Purchase of know-how	-	-	(2,062)
Net cash provided by (used in) investing activities	255	(1,083)	(5,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$43,400	$3,579	$70,745
Exercise of warrants and options	3,248	2	4,272
Receipts on account of shares	-	32	-
Issuance of convertible debenture	-	-	2,584
Issuance expenses related to convertible debentures	-	-	(440)
Repayment of know-how licensors	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	78
Receipt of long-term loan	-	-	49
Repayment of long-term loan	(24)	(6)	(51)
Net cash provided by financing activities	46,624	3,607	76,867

Increase (decrease) in cash and cash equivalents	43,283	(1,220)	44,866
Cash and cash equivalents at the beginning of the period	1,583	2,339	-
Cash and cash equivalents at the end of the period	$44,866	$1,119	$44,866

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Period from May 11, 2001 (inception) through March 31,
	2011	2010	2011

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$9	$4	$63
Interest paid	$-	$2	$18

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$97
Conversion of convertible debenture	$-	$-	$2,227
Purchase of property and equipment in credit	$168	$13	$168

(1) Acquisition of Pluristem Ltd.

Fair value of assets acquired and liabilities assumed at the acquisition date:

Working capital (excluding cash and cash equivalents)			$(427)
Long-term restricted lease deposit			19
Property and equipment			130
In-process research and development write-off			246

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

b.
The Company is devoting substantially all of its efforts towards conducting research and development of adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $47,228 through March 31, 2011 and the Company incurred net loss of $7,123 and negative cash flow from operating activities in the amount of $3,596 for the nine months ended March 31, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

On December 19, 2010, the Company’s shares began trading on the Tel-Aviv Stock Exchange, under the symbol “PLTR”.

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

The disclosures required under ASU 2010-20 as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of the update did not have a material impact on the Company's financial condition or results of operations.

C.	Participation of research and development expenses by other parties:

In February 2011, the Company received a cash grant of $244 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) to fund its research and development costs incurred in fiscal years 2009 and 2010. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act. The Company recorded the grant in 2011 as a reduction of research and development expenses.

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

aa.
On February 1, 2011, the Company closed a firm commitment underwritten public offering of 11,000,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.4 shares of common stock, at a purchase price of $3.25 per unit. The warrants sold in the offering will be exercisable for a period of five years commencing six months following issuance, at an exercise price of $4.20 per share.  Also, on February 1, 2011 the Company closed the exercise by the underwriters of their full overallotment option to purchase an additional 1,650,000 shares of common stock and warrants to purchase 660,000 shares of common stock.  The aggregate net proceeds to the Company were $38,142, after deducting underwriting commissions and discounts and expenses payable by the Company associated with the offering.

bb.
In January-February 2011, a total of 715,034 warrants were exercised via a “cashless” manner, resulting in the issuance of 336,045 shares of common stock to investors of the Company. In addition 1,838,038 warrants were exercised and resulted in the issuance of 1,838,038 shares of common stock by investors of the Company. The aggregate cash consideration received was $3,202.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

cc.	The following table summarizes the issuance of shares of common stock to the Company’s investor relations consultants as compensation for their services since July 1, 2007.

		Fair market value of the shares issued at the issuance date	Expenses in the statements of operations for the
	Number of shares issued		Year ended June 30,			Nine months ended March 31, 2011
Period of service			2008	2009	2010

July – December 2007	10,000	$149	$149	$-	$-	$-
February – July 2008	7,500	18	18	-	-	-
March - September 2008	3,500	8	6	2	-	-
April – June 2008	50,000	102	102	-	-	-
July 2008 – June 2009	16,129	10	-	10	-	-
July –September 2008	40,000	46	-	46	-	-
October 2008	750	1	-	1	-	-
October 2008	20,000	12	-	12	-	-
December 2008 – November 2009	50,000	24	-	14	10	-
February – July 2009	9,510	12	-	12	-	-
February – April 2009	30,000	32	-	32	-	-
April 2009	3,500	4	-	4	-	-
July 2009	1,929	3	-	-	3	-
July – March 2011	90,000	155	-	-	-	155
Total	332,818	$576	$275	$133	$13	$155

The issuance of shares to the consultants was in some cases in addition to cash compensation the consultants were entitled to.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

dd.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

The Company has approved two incentive option plans from 2003 and from 2005 (the “2003 Plan" and the “2005 Plan”, and collectively, the “Plans”).  Under these Plans, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.

Each option granted under the 2005 Plan, as it was amended and restated on January 21, 2009, is exercisable through the expiration date of the 2005 Plan, which is December 31, 2018, unless stated otherwise.  The Awards vest over two years from the date of grant unless other vesting schedules are specified.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of March 31, 2011, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 10,066,177.  3,044,323 shares are still available for future grant under the 2005 Plan as of March 31, 2011.  Under the 2003 Plan 20,500 options are authorized for issuance, and 13,040 options are still available for future grant.

a.  Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Nine months ended March 31, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,351,919	$3.73
Options forfeited	(49,106)	4.68
Options exercised	(63,693)	0.72
Options outstanding at end of the period	2,239,120	$3.79	5.97	$1,139
Options exercisable at the end of the period	2,239,120	$3.79	5.97	$1,139
Options vested and expected to vest	2,239,120	$3.79	5.97	$1,139

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

dd.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a.  Options to employees and directors (cont.):

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2011	2010	2011	2010	2011
Research and development expenses	$3	$62	$-	$10	$2,583
General and administrative expenses	4	128	-	14	5,540

	$7	$190	$-	$24	$8,123

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

dd.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b.  Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Nine months ended March 31, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	389,750	$3.97
Options granted	70,000	$1.45
Options exercised	(18,000)	$1.00
Options and warrants forfeited	(28,750)	$2.75
Options and warrants outstanding at end of the period	413,000	$3.75	5.10	$444

Options and warrants exercisable at the end of the period	328,008	$4.42	5.68	$326

Options and warrants vested and expected to vest	413,000	$3.75	5.10	$444

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2011	2010	2011	2010	2011
Research and development expenses	$24	$79	$7	$18	$1,630
General and administrative expenses	28	69	27	7	829
	$52	$148	$34	$25	$2,459

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

dd.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c.  Restricted stock and restricted stock units to employees and directors:

On August 12, 2010, the Company's Compensation Committee approved a grant of total 270,000 restricted shares to two of the Company's officers as a bonus. The shares became fully vested upon meeting a certain milestone.

On October 28, 2010, the Company's Audit Committee approved a grant of a total of 1,453,000 restricted stock units to the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the nine months ended March 31, 2011:

Number
Unvested at the beginning of period	1,356,665
Granted	1,723,000
Forfeited	(50,638)
Vested	(1,157,290)
Unvested at the end of the period	1,871,737
Expected to vest after March 31, 2011	1,819,869

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2011	2010	2011	2010	2011
Research and development expenses	$736	$379	$320	$175	$1,568
General and administrative expenses	1,212	544	391	219	2,379
	$1,948	$923	$711	$394	$3,947

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

dd.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d. Restricted stock and restricted stock units to consultants:

During the nine months ended March 31, 2011, the Company granted to several consultants and service providers restricted stock and restricted stock units.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the nine months ended March 31, 2011:

Number
Unvested at the beginning of period	73,261
Granted	253,106
Forfeited	-
Vested	(151,715)
Unvested at the end of the period	174,652
Expected to vest after March 31, 2011	174,652

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,		Period from inception through March 31,
	2011	2010	2011	2010	2011
Research and development expenses	$183	$56	$109	$29	$275
General and administrative expenses	146	-	19	-	196
	$329	$56	$128	$29	$471

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

ee.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of March 31, 2011 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)

Warrants:	$ 1.00	2,059,972	2,059,972	2.67
	$ 1.12	114,794	114,794	1.07
	$ 1.20	86,617	12,500	2.83
	$ 1.25 – 1.28	779,999	779,999	1.74
	$ 1.40 - $ 1.50	1,806,707	1,806,707	3.58
	$ 1.60	181,221	181,221	4.03
	$ 1.80 - $ 1.96	4,190,358	1,565,358	3.25
	$ 2.50	81,298	81,298	1.21
	$ 4.20	5,060,000	-	5.34
	$ 5.00	2,394,585	2,394,585	1.24
Total warrants		16,755,551	8,996,434

Options:	$ 0.00	86,000	71,008	8.29
	$ 0.62	530,862	530,862	7.32
	$ 1.04 - $ 1.45	145,006	75,006	4.37
	$ 2.97	20,000	20,000	7.11
	$ 3.50	991,794	991,794	5.37
	$ 3.72 - $ 3.80	32,924	32,924	5.47
	$ 4.00	42,500	42,500	5.55
	$ 4.38 - $ 4.40	474,737	474,737	5.97
	$ 6.80	36,250	36,250	6.62
	$ 8.20	48,547	48,547	4.61
	$ 20.00	142,500	142,500	5.23
Total options		2,551,120	2,466,128
Total warrants and options		19,306,671	11,462,562

This summary does not include 1,999,419 restricted stock units that are not vested as of March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include, but are not limited to, statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, the safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated, our plans, intentions or expectations regarding clinical studies and publication of results of such studies, our expectations regarding our short and long-term capital requirements and sufficiency of our capital resources, our plans to raise additional funding, including non-dilutive funding and governmental grants, our outlook for the coming months and information with respect to any other plans and strategies for our business. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

We are currently focusing on clinical indications for which the route of administration is intramuscular, which means that the cells are administrated locally to the muscle and not systemically. This route of administration may be applicable for several different indications, such as: PAD, critical limb ischemia, or CLI, intermittent claudication, or IC, neuropathic pain, wound healing and orthopedic injuries.  We recently reported our pre-clinical studies utilizing our PLX during the local administration of muscle injuries caused by surgery or accidentally.  In addition, we have reported our pre-clinical studies utilizing our proprietary PLX during the systemic administration in treating for multiple sclerosis, ischemic stroke, inflammatory bowel disease and radiation exposure.

Recent Developments

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

In February 2011, we raised a net amount of approximately $38 million in a firm commitment underwritten public offering.  See ‘Liquidity and Capital Resources’.

On April 13, 2011, we announced that following completion of three and six month clinical follow-up, data from our two open-label, dose-escalation, Phase I clinical trials conducted in the United States and Germany suggests that PLX-PAD is safe, improves quality of life, and is potentially effective in treating patients and reducing amputations in those suffering from CLI, the end-stage of PAD. Among the 27 patients treated with PLX-PAD, only one amputation was recorded, representing a 3.7% amputation rate. We expect full results of our clinical trials to be published in a peer-reviewed journal within the next few months.

Funding

We have not generated revenues since our inception.  Historically, we have relied on private placement issuances and public offerings of equity, as well as on governmental grants, to fund our operations.

We do not expect to generate revenues from sales of products in the next 12 months.  We plan to continue to finance our operations from our existing cash resources and governmental grants.  Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully develop and commercialize our products and the degree to which competitive products are introduced to the market.  Our products will likely not be ready for sale for at least three years, if at all.  We believe that the funds we have, which include net proceeds of approximately $5 million from a private placement that we closed in October 2010, or the October 2010 Offering, and net proceeds of approximately $38 million from a public offering that we closed in February 2011, together with funds on account of an approved R&D grant from the Israeli Office of Chief Scientist, or the OCS, will be sufficient for operating until at least the end of calendar year of 2013.  As long as our cash flows from operations remain insufficient to fund operations, we will continue depleting our financial resources and seeking additional capital through governmental grants or equity financings. If we raise additional funds through the issuance of equity, the percentage ownership of the company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2010.

We have not generated any revenues, and we have negative cash flow from operations of $26,734,000 and have accumulated a deficit of $47,228,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development, clinical studies and general and administrative expenses. We estimate our operating cash expenses, net of OCS participation, in the next 12 months will be approximately $9,000,000.

Research and Development

Research and development expenses, net of participation of the OCS and other grants, for the nine months ended March 31, 2011 increased by 25% from $3,304,000 for the nine months ended March 31, 2010 to $4,123,000.  This increase is attributed to the increase in our stock-based compensation expenses and our salaries and lab materials expenses due to the increase in the research and development activity including hiring 11 new employees since March 2010, partially offset by a grant from the U.S. government, which was received and recorded in the last quarter, in the amount of $244,000.

Research and development expenses, net of participation of the OCS and other grants, for the three months ended March 31, 2011 increased by 4% from $1,490,000 for the three months ended March 31, 2010 to $1,547,000.  This increase is attributed to the increase in our stock-based compensation expenses and our salaries and lab materials expenses due to the increase in the research and development activity including hiring 11 new employees since March 2010, partially offset by a grant from the U.S. government, which was received and recorded in the last quarter, in the amount of $244,000.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2011 increased by 31% from $2,413,000 for the nine months ended March 31, 2010 to $3,154,000 mainly due to stock-based compensation expenses related to our employees and consultants which increased by approximately $720,000.

General and administrative expenses for the three months ended March 31, 2011 increased by 50% from $768,000 for the three months ended March 31, 2010 to $1,152,000 due to an increase in stock-based compensation expenses.

Financial Income, net

Financial income increased from $6,000 for the nine months ended March 31, 2010 to $154,000 for the nine months ended March 31, 2011.   The increase is attributed mainly to interest income on bank deposits due to higher cash balances (especially during the last quarter) and due to exchange rate adjustments.

Financial income increased from an expense of $5,000 for the three months ended March 31, 2010 to income of $86,000 for the three months ended March 31, 2011 due to interest income on bank deposits on higher cash balances.

Net Loss

Net loss for the nine and three months ended March 31, 2011 was $7,123,000 and $2,613,000, respectively, as compared to net loss of $5,711,000 and $2,263,000 for the nine and three months ended March 31, 2010, respectively. Net loss per share for the nine and three months ended March 31, 2011 was $0.26 and $0.07, respectively, as compared to $0.34 and $0.13 for the nine and three months ended March 31, 2010.

For the periods ended March 31, 2011 and March 31, 2010, we had weighted average shares of common stock outstanding of 27,894,392 and 16,637,335, respectively, that were used in the computations of net loss per share. The increase in weighted average common shares outstanding reflects mainly the shares of common stock issued in offerings that took place in April and October 2010 and February 2011 and shares issued as a result of exercise of warrants.

Liquidity and Capital Resources

As of March 31, 2011, total current assets were $45,617,000 and total current liabilities were $1,905,000. On March 31, 2011, we had a working capital surplus of $43,712,000 and an accumulated deficit of $47,228,000. We finance our operations and plan to continue doing so from our existing cash, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of March 31, 2011 amounted to $44,866,000.  This is an increase of $43,283,000 from the $1,583,000 reported as of June 30, 2010. Cash balances increased in the nine months ended March 31, 2011 for the reasons presented below.

Operating activities used cash of $3,596,000 in the nine months ended March 31, 2011. Cash used by operating activities in the nine months ended March 31, 2011 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical studies, less research and development grants by the OCS and other grants.

Investing activities provided cash of $255,000 in the nine months ended March 31, 2011. The investing activities consisted primarily of repayments of short-term deposits, offset by investments in equipment for our R&D facilities and construction of a new research lab.

Financing activities generated cash of $46,624,000 during the nine months ended March 31, 2011.  Substantially all of such amount is attributable to the October 2010 Offering, the February 2011 Offering and exercise of warrants.

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

On February 1, 2011, we closed a firm commitment underwritten public offering of 11,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.4 shares of common stock, at a purchase price of $3.25 per unit. The warrants sold in the offering will be exercisable for a period of five years commencing six months following issuance, at an exercise price of $4.20 per share.  Also, on February 1, 2011 we closed the exercise by the underwriters of their full overallotment option to purchase an additional 1,650,000 shares of common stock and warrants to purchase 660,000 shares of common stock.  The aggregate net proceeds to us were approximately $38 million, after deducting underwriting commissions and discounts and expenses payable by us associated with the offering.

During January and February 2011, 1,838,038 warrants were exercised in consideration for $3,202,190, and 715,034 warrants were exercised on a cashless basis for 336,045 shares of stock.

During the nine months ended March 31, 2011 we received approximately $1,957,000 from the OCS towards our R&D expenses.  The OCS has supported our activity in the past five years. Our current program approved by the OCS is for the period March 2010 until February 2011.  In March 2011, we filed an application for a sixth year program. There is no assurance that the OCS will approve a grant for another year's R&D activity.  The amount of the grant is also not certain.

We believe that the funds we have, together with funds on account of an R&D grant previously approved by the OCS, will be sufficient for operating until at least the end of calendar year of 2013.

Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement which we used in a recent public offering and may continue to use in the future to raise additional funds.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2011, we issued 30,000 shares to an investor relations consultant as partial consideration for services the consultant provides to the company.

In February 2011 we granted 70,000 options to an investor relations consultant.

The above issuances and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

On May 11, 2011, our board of directors approved certain changes to the compensation of our directors and officers, effective as of such day, as follows: (i) the monthly compensation of our CEO was increased from $25,000 per month to $31,250 per month; (ii) the salary of our CFO was increased from NIS 42,500 per month to NIS 53,125 per month; and (iii) the compensation of our directors was increased from an annual compensation of $10,000 and a per meeting compensation of $750, to an annual compensation of $12,500 and a per meeting compensation of $935.

Item 6.  Exhibits.

4.1
Warrant Agreement. dated February 1, 2011, between Pluristem and  American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate) (incorporated by reference to Exhibit 4.2 of our quarterly report on Form 10-Q filed on February 9, 2011).

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
Date: May 11, 2011

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 11, 2011