Form 10-K
period 2011-06-30
PLURISTEM THERAPEUTICS INC
filed 2011-09-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

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

$34,558,487

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

42,924,219 as of September 1, 2011

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

        CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discuss and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:  the expected development and potential benefits from our products in treating various medical conditions, the exclusive license agreement we entered into with United Therapeutics Corporation, the prospects of entering into additional license agreements, or other forms of cooperation with other companies, our pre clinical and clinical trials plan, including entering Phase II clinical trials and achieving regulatory approvals, our plan to build a manufacturing facility and expand our manufacturing capacity, developing capabilities for new clinical indications of placenta expanded cells (PLX), the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

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

PART I

Item 1.      Business.

Our Current Business

We are a leading bio-therapeutic company developing standardized cell therapy products for the treatment of life threatening diseases.  We are developing a pipeline of products, stored ready-to-use, derived from human placenta, a non-controversial, non-embryonic, adult cell source. Placental-derived adherent stromal cells are grown in the Company's proprietary PluriX™ three-dimensional process that allows cells to grow in a more natural environment and enable us to produce large quantities of clinical grade cells.  We refer to the cells that are grown in the PluriX™ as our PLacental eXpanded cells, or PLX cells.  We are expanding our in-house manufacturing capacity so that we will be able to grow large scale quantities of our cells efficiently and without reliance on outside vendors.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned research and development subsidiary in Israel called Pluristem Ltd.

Our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders via several routes of administration.  We plan to execute this strategy both independently, using our own personnel and via relationships with research and clinical institutions, or in collaboration with other companies, such as United Therapeutics Corporation, or United.  We plan to have in-house manufacturing capacity of clinical grade PLX cells in commercial quantities and to control all of our proprietary manufacturing processes in order to assist in executing this strategy.

We believe that intramuscular administration, or IM, which means that the cells are administrated locally to the muscle and not systemically, may be suited for a number of different clinical indications. Such indications include peripheral artery disease, or PAD, critical limb ischemia, or CLI, intermittent claudication, or IC, muscle injuries, thromboangiitis obliterans, or Buerger's disease, neuropathic pain, wound healing and orthopedic injuries.  In addition, we have reported pre-clinical studies utilizing successfully our proprietary PLX cells when administered systemically via the intravenous route, or IV, in treating multiple sclerosis, ischemic stroke, inflammatory bowel disease and radiation exposure.  Under our exclusive license agreement with United, we plan to participate in the development and commercialization of a PLX cell-based product for the treatment of Pulmonary Arterial Hypertension, or PAH.

Our first product in development, called PLX-PAD, is intended to improve the quality of life of millions of people suffering from PAD.

Recent Developments

In January 2011, we successfully completed a parallel scientific advisory process with the European Medicines Agencies (EMA) and the US Food and Drug Administration (FDA) that will allow us to pursue a comprehensive approach towards the treatment of two major components of PAD, IC and CLI, with our placenta-derived PLX cells. The comprehensive clinical plan includes a multinational Phase II study in IC and a multinational Phase II/III pivotal study in CLI.

In February 2011, we closed a firm commitment underwritten public offering of 11,000,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.4 of a share of common stock, at a purchase price of $3.25 per unit. The underwriters exercised in full their over-allotment option to purchase an additional 1,650,000 units.  The net proceeds from the offering were approximately $38 million.

On March 1, 2011, together with the Charite University Hospital of Berlin, or Charite, we announced the results of a preclinical study demonstrating significant improvement in the recovery of muscle function, when compared to controls, following the local administration of PLX cells in a muscle injury mice model. This study suggests that our PLX cells have the potential to treat muscle injuries caused by surgery or accident. Subject to regulatory approval, we intend to conduct clinical trials for muscle injury indications.

On April 13, 2011, following completion of three and six month clinical follow-ups using our PLX cells in CLI, the end-stage of PAD, we announced that the data collected from our two open-label, dose-escalation, Phase I clinical trials conducted in the United States and Germany suggests that PLX-PAD is safe, improves quality of life, and is potentially effective in treating patients and reducing amputations.

On June 19, 2011, we entered into an exclusive license agreement, or the License Agreement, with United, for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  The License Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to us: (i) $7 million paid to us in August 2011; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a manufacturing facility in North America upon meeting certain milestones; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

On August 22, 2011 the FDA granted our PLX cells orphan status designation for the treatment of Buerger's disease. A concurrent application in Europe at the EMA’s Committee for Orphan Medicinal Products is pending.

Scientific Background

Cell therapy is an emerging and promising field within the regenerative medicine area.  The characteristics and properties of cells vary as a function of tissue source and growth conditions.  The human placenta provides a unique, renewable, uncontroversial source of non-embryonic, adult cells and represents a new approach in the cell therapy field.

The use of our PLX cells for human therapy does not require tissue matching prior to administration.  Thus, it allows for the development of a ready-to-use “off-the-shelf” product.

Our Technology

We develop and intend to commercialize cell therapy production technologies and products. We are expanding non-controversial, placental-derived Adherent Stromal Cells, or ASCs, via a proprietary three dimensional (3D) process, termed PluriX™, into therapeutics for a variety of degenerative, ischemic, inflammatory and autoimmune disorders.

PluriX™ uses a system of stromal cell cultures and substrates to create an artificial three dimensional environment where placental-derived stromal cells (obtained after birth) can grow. Our three-dimensional process enables the large scale production of reproducible, high quality cell products, and is capable of manufacturing large numbers of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing component of biological products.

Product Candidates

•	PLX-PAD - Intermittent Claudication and Critical Limb Ischemia

We are developing PLX-PAD cells as an allogeneic therapeutic product to treat CLI and IC which results from PAD. PLX-PAD cells are stored “ready to use” and can be shipped to hospitals and clinics for use as IM treatment to the affected limb in clinical trials for patients suffering from CLI and IC. Two Phase I studies were performed to evaluate the safety of PLX-PAD in patients with CLI.  The studies were conducted in parallel in Germany and the U.S.  The trial in Germany was performed at the Franziskus-Krankenhaus Institute of Berlin and a total of 15 patients were enrolled in this study.  The trial in the US was performed at three sites: Duke University Hospital, Stanford University Hospital and the Center for Therapeutic Angiogenesis (supported by the University of Alabama).  A total of 12 adults with the disease were included in this clinical trial in the U.S.

On April 13, 2011, we announced that following completion of three and six month clinical follow-ups, data from our two open-label, dose-escalation, Phase I clinical trials suggests that PLX-PAD is safe, improves quality of life, and is potentially effective in treating patients and reducing amputations in those suffering from CLI, the end-stage of PAD. Among the 27 patients treated with PLX-PAD, only one amputation was recorded at the six month follow-ups representing a 3.7% amputation rate. This represents a 75% reduction in the amputation rate compared to historical data, which varies from 20-25%.

Intermittent Claudication and Critical Limb Ischemia

PAD arises when there is significant narrowing of large arteries supplying blood to all of the extremities but most commonly the legs. Narrowing of these arteries is usually caused by cholesterol build-up in the artery (atherosclerosis) but can occur from an inflammation of the arterial wall (arteritis). Patients afflicted with PAD have symptoms that range from calf pain on exercise (IC) to resting pain, skin ulceration, or gangrene in people with CLI. About 15% of people with IC eventually develop CLI1, particularly if they are afflicted with risk factors associated with the development and worsening of PAD and include cigarette smoking, diabetes, hypertension and obesity.

Analysis of data from the 2009 update on heart disease and stroke statistics2 indicates that approximately eight million people over the age of 40 in the United States are afflicted with PAD. PAD increases significantly with age, rising to as high as approximately 20% of the population of those over the age of 70, which has resulted in a growing market for therapies intended to treat this disorder. According to The Sage Group Report of April 17, 2007 an estimated 2 million people in the U.S. have CLI. Reflecting the ageing population, this number is projected to grow to almost 2.8 million by 20203. However, if the prevalence of diabetes continues to increase, there could be a significant increase of CLI by 2020.

Although medications such as vasodilators and anti-platelet therapies are used for treating PAD, the general consensus among physicians is that there currently exists no adequate medical therapy for PAD.  Endovascular therapies such as balloon dilation and revascularization surgery can be quite helpful for selected patients. However, it has been estimated that approximately 25% of CLI patients are not suitable for such procedures4.

•	Other product candidates

There have been favorable preclinical results administering PLX cells in several additional indications.

The table below summaries the status of the studies we have performed:

Indication	Status
Diabetic Foot Ulcers	Proof of concept
Adjuvant Hip Replacement Surgery	Pre-clinical
Athletic Injuries	Pre-clinical
Inflammatory Bowel Disease	Proof of concept
Multiple Sclerosis	Proof of concept
Neuropathic Pain	Pre-clinical
Ischemic Stroke	Pre-clinical
Adjuvant for UCB Transplantation	Pre-clinical
Radiation exposure	Proof of concept

1 See Intermittent claudication: a risk profile from the Framingham Heart Study. Circulation 1997;96:44–49.
2 See Circulation. 2009;119:e21-e181. Published online before print December 15, 2008.
3 See The Sage Group: The Sage Group Report of April 17, 2007 (http://thesagegroup.us/pages/news/april17_2007.php).
4 See Histological changes after implantation of autologous bone marrow mononuclear cells for chronic critical limb ischemia. Bone Marrow Transplant. 2007 May; 39(10):647-8.

In addition, we plan to commence the development of a cell-based product for the treatment of PAH using our PLX, as provided for by the Licensing Agreement.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 15 issued patents and 76 patent applications in the U.S. and Europe as well as in additional countries worldwide, including in the Far East and South America.

Based on the well established understanding support that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their manufacturing process, our patent portfolio includes multilayered claims on the various unique aspects of ASCs.
Our patent portfolio includes claims on:
•	Our propriety expansion method for 3D Stromal Cells;
•	Composition of matter claims on the cells;
•	The therapeutic use of PLX cells for the treatment of a large variety of medical conditions; and
•	Selection criteria for determination of cells suitable for administration.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field and have established the ability to manufacture clinical grade PLX cells in-house. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are kept as know-how and trade secrets, protected by Pluristem’s confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance of services for us.

Except with respect to the License Agreement with United, the intellectual property we own is not subject to third party rights.  In addition, we have no obligations to pay royalties to any third party, except for royalties, to the OCS which are limited to repayment the grant amount received plus interest (see note 6D in our audited consolidated financial statements for fiscal 2011 included elsewhere in this Form 10-K).

The intellectual property coverage of our technology and biologic drug candidates is multi-layered and relies on the combination of multiple patents. The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope.  There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents or that we can be certain that we will not infringe any patents that may be issued to others.  See “Risk Factors - We must further protect and develop our technology and products in order to become a profitable company”.  The expiration dates of these patents, based on filing dates, range from 2019 to 2026. Actual expiration dates will be determined according to extensions received based on the Hatch-Waxman Act.  We believe that even upon expiration of certain of our patents we will continue to be in a good competitive position with our competitors due to several layers of patents and trade secrets.

Pluristem’s Patent Portfolio

Patent	Jurisdiction	Subject Matter	Related Product(s)
Method And Apparatus For Maintenance And Expansion Of Hemopoietic Stem Cells And/Or Progenitor Cells	United States Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada	Process and methods	PLX
Methods for Cell Expansion and Uses of Cells and Conditioned Media Produced Thereby for Therapy	United States Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada, Brazil, Korea, Singapore	Process and methods, Composition of matter, Method of treating	PLX
Adherent Cells from Adipose or Placenta Tissues and Use Thereof in Therapy	United States Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada, Brazil, Korea, Singapore	Composition of matter, Method of treating	PLX

Research and Development

Our research and development expenses were $8,311,000 and $6,123,000 in fiscal year 2011 and 2010 respectively, before deducting the participation by the Office of the Chief Scientist and grants by other third parties.

Foundational Research. Our initial technology, the PluriX™ Bioreactor system, was developed in the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology was further developed by our research and development teams.

Ongoing Research and Development Plans

In July 2007, we entered into a five year collaborative research agreement with the Center for Regenerative Therapies at Charite. Pluristem and Charite are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. We are currently conducting several pre-clinical trials in collaboration with Charite.

Over the last year we have also engaged into research and development projects with NYU Medical Center for the study of PLX cells in the treatment of diabetic foot ulcers and with Hadassah University Medical Center in Jerusalem to continue a previously conducted animal study indicating that PLX cells are potentially effective in the treatment of radiation sickness.

On June 19, 2011, we entered into the License Agreement, for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  The License Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to us: (i) $7 million paid to us in August 2011; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a manufacturing facility in North America upon meeting certain milestones; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

Our research and development facilities are in Haifa, Israel.

In-House Clinical Manufacturing Ability

We have the in-house capability to conduct clinical cell manufacturing.  The facility has been approved as a Good Manufacturing Practices (GMP) standard site for the purpose of manufacturing PLX cells by an inspector from the EMA. In addition, the FDA approved the design of our clean room.

In July 2011, we entered into an agreement with MTM – Scientific Industries Center Haifa Ltd., for the lease and construction of a new state-of-the-art GMP manufacturing facility. The new facility will be located near our headquarters and existing facilities in MATAM Park, Haifa, Israel.  The lease of the new facility is expected to commence in January 2012 for a period of approximately five years with an option to extend the lease for an additional 5 years.

The new facility is expected to be cGMP/GTP compliant for clinical cell manufacturing and designed specifically to meet both EMA and FDA regulatory requirements as well as the standards outlined by the Israeli Ministry of Health. The facility is expected to have the capacity to produce PLX cells to meet our needs for the foreseeable future.  As we widen our clinical product candidate portfolio and prepare to launch large-scale clinical trials in the U.S. and Europe, the new facility will enable us to meet increased in-house manufacturing capacity requirements and meet marketing demands upon product approval.

We receive the human placentas used for our research and manufacturing activities from various hospitals in Israel. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the U.S. and the European Union as well as other countries in which our products will be marketed in the future. Specifically, in the U.S., the FDA and in Europe, the EMA, regulate new product approvals to establish the safety and efficacy of these products among other activities.  Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries have similar requirements for testing and marketing.

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

•
Filing a Clinical Trial Application (CTA) with the various member states or a centralized procedure; Voluntary Harmonisation Procedure (VHP), a procedure which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries. Obtaining approval of affiliated Ethic Committees of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; and

•	Submission to EMA for a Marketing Authorization (MAA); Review and approval of the MAA (Marketing Authorization Application).

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA and/or EMA.

Employees

We presently employ a total of 63 full-time employees and 7 part-time employees, of whom 54 full-time employees and 6 part-time employees are engaged in research and clinical manufacturing.

Competition

The cellular therapeutics industry, of which we are a part, is subject to technological changes that can be rapid and intense. We have faced, and will continue to face, intense competition from biotechnology, pharmaceutical and biopharmaceutical companies, academic and research institutions and governmental agencies engaged in cellular therapeutic and drug discovery activities or the funding of such activities, both in the United States and internationally. Some of these competitors are pursuing the development of cellular therapeutics, drugs and other therapies that target the same diseases and conditions that we target in our clinical and pre-clinical programs.

We are aware of many companies working in this area, including: Osiris Therapeutics, Aastrom Biosciences, Athersys, Aldagen, Cytori Therapeutics, Mesoblast and Celgene. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and the efficacy of our products.  Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executive, scientific and clinical development personnel to identify and develop viable cellular therapeutic candidates and exploit these products commercially.

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

Our likelihood of profitability depends on our ability to license and / or develop and commercialize products based on our stem cell production technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our stem cell products successfully, our likelihood of profitability will be limited severely.

We are engaged in the business of developing cell therapy products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our potential cell therapy products, which will require significant additional research and development as well as substantial clinical trials.

If we are not able to successfully license and / or develop and commercialize our cell therapy product candidates and obtain the necessary regulatory approvals, we may not generate sufficient revenues to continue our business operations.

So far only one of the products we are developing was tested in Phase I clinical trials.  Our early stage cell therapy product candidates may fail to perform as we expect. Moreover even if our cell therapy product candidates successfully perform as expected, in later stages of development may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing.  We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

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

To obtain marketing approvals in the United States and Europe  for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA and the EMA that the cell therapy product candidates is safe and effective for each disease for which we seek approval.  So far, we conducted Phase I clinical trials for our PLX-PAD product, which is our only product that is the subject to clinical trials.  Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe, effective and potent for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA or the EMA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, or the EMA could stop our trials before completion.

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

We are in the development stage and have limited operating history, which raise doubts with respect to our ability to generate revenues in the future.

We have a limited operating history in our business of developing and commercializing stem cell production technology and must be considered in the development stage.  Until we entered into the License Agreement with United, we did not generated any revenues.  It is not clear when we will generate additional revenues.  Our primary source of funds has been the sale of our common stock and government grants.  We cannot give assurances that we will be able to generate any significant revenues or income in the future.  There is no assurance that we will ever be profitable.

We may not successfully maintain our existing exclusive out-licensing agreement with United Therapeutics Corporation, or establish new collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. We have entered into an exclusive License Agreement with United for the use of PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  However, we may not be able to establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Our agreements with our collaborators and licensees may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of certain product candidates, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to intellectual property or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators.

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

Once our potential cell therapy products are fully developed, we intend to market our products primarily in the United States and Europe.  We must obtain FDA and EMA approval of our technology and potential cell therapy products, before commercialization of our potential cell therapy products may commence in the United States and similar agencies in Europe.  We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions.  If we cannot demonstrate the safety, reliability and efficacy of our cells, including long-term sustained cell engraftment, or if one or more patients die or suffer severe complications in clinical trials, the FDA or EMA and/or other regulatory authorities could delay or withhold regulatory approval of our technology and potential products.

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

Even though we conducted Phase I trials for our PLX-PAD product and have recruited employees who are experienced in managing and conducting clinical trials, we have limited experience in this area.  We will need to expand our experience and rely on consulting in order to obtain regulatory approvals for our therapeutic product candidates.  The failure to successfully conduct clinical trials could materially harm our business.

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

This trend may adversely affect our ability to enter into license agreements or agreements for the development and commercialization of our product candidates, and as a result may harm our business.

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

If our processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business and prospects would be adversely affected.

If our processing and storage facility, our clinical manufacturing facilities or the equipments in such facilities were to be damaged or destroyed, we could suffer a loss of some or all of the stored units of our cell therapy drug candidates and it would force us to delay or halt our clinical trial processes.  We have a clinical manufacturing facility located in Haifa, Israel. If this facility or the equipment in it is significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity.

The clinical manufacturing process is complex and requires meeting high regulatory standards; We have limited manufacturing experience and know-how.  Any delay or problem in the clinical manufacturing of PLX may result in adverse effect on our business.

Our facility has been approved as a Good Manufacturing Practices (GMP) standard site for the purpose of manufacturing PLX cells by an inspector from the EMA.  In addition, the FDA approved the design of the clean room.  We plan to obtain similar approvals for our new facilities that will enable us to conduct commercial scale clinical manufacturing of PLX.  However, the clinical manufacturing process is complex and we have limited experience and know-how in manufacturing our product candidates at a commercial level. There can be no guarantee that that we will be able to successfully develop and manufacture our product candidates in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.  In addition, if we fail to maintain regulatory approvals to our manufacturing facilities, we may suffer delays in our ability to manufacture our product candidates.  This may result in an adverse effect on our business.

We are dependent upon third-party suppliers for raw materials needed to manufacture PLX; if any of these third parties fails or is unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

In addition to the placenta used in the clinical manufacturing process of PLX we require certain raw materials. These items must be manufactured and supplied to us in sufficient quantities and in compliance with GMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these raw materials to GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our biologic drug candidates.

In addition, as we proceed with our clinical trial efforts, we must be able to continuously demonstrate to the FDA and the EMA, that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of GMP-grade materials of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials.

If we encounter problems or delays in the research and development of our potential cell therapy products, we may not be able to raise sufficient capital to finance our operation during the period required to resolve such problems or delays.

Our cell therapy products are currently in the development stage and we anticipate that we will continue to incur substantial operating expenses and incur net losses until we have successfully completed all necessary research and clinical trials.  We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology.  Our research and development programs may not be successful, and our cell culture technology may not facilitate the production of cells outside the human body with the expected result.  Our cell therapy products may not prove to be safe and efficacious in clinical trials.  If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.  Accordingly, we may be forced to discontinue or suspend our operations.

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

Many of our competitors have greater resources, more product candidates and have developed product candidates and processes that directly compete with our products.  Our competitors may have developed, or could develop in the future, new products that compete with our products or even render our products obsolete.

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

The patent approval process is complex and results are therefore highly uncertain.  No assurance can be given that any of our pending patent applications or future patent applications will be approved, that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.  Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors.  Since patent applications in the United States and in Europe are not publicly disclosed until patents are issued, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others.

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

We have built the ability to manufacture clinical grade ASCs in-house. Through our experience with ASC-based product development, we have developed expertise and know-how in this field. To protect these expertise and know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

We must further protect and develop our technology and products in order to become a profitable company.

The initial patent underlying our technology will expire in approximately 2020.  If we do not complete the development of our technology and products in development by then, or create additional sufficient layers of patents or other intellectual property right, other companies may use the technology to develop competing products.  If this happens, we may lose our competitive position and our business would likely suffer.

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

In previous fiscal years our independent registered public accounting firm’s report stated that there was a substantial doubt that we would be able to continue as a going concern.

Our independent registered public accounting firm, Kost, Forer, Gabbay & Kassierer a Member of Ernst & Young Global, stated in their audit report attached to our audited consolidated financial statements for the fiscal years that ended June 30, 2010 and 2009 that since we were an exploration stage company, we had no established source of revenue, and were dependent on our ability to raise capital from shareholders and other sources to sustain operations, there was a substantial doubt that we would be able to continue as a going concern. While our independent registered public accounting firm’s report attached to our audited consolidated financial statements for the fiscal year that ended June 30, 2011  does not state that there is a substantial doubt that we will be able to continue as a going concern, there can be no assurance that in the future our independent registered public accounting will not state in their report that there is a substantial doubt that we will be able to continue as a going concern, if, for instance, we are not able to secure acceptable financing to fund our ongoing operations on suitable terms, if at all. In addition, if we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

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

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant component of cash.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2011.  Currently, we hold almost all of our current assets in bank deposits.  We may invest a small portion of our current assets in invested in bonds, government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

Although our internal control over financial reporting was considered effective as of June 30, 2011, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of fiscal year 2011 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be, and has not been, audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

In our subscription agreement for our May 2007 equity financing, or the Prior Financing Agreement, there is a provision that requires us for a period of four years (subject to acceleration under certain circumstances) not to sell any of our common stock for less than $0.0125 per share. The Prior Financing Agreement provides that any sale below that number must be preceded by a consent from each purchaser in the placement. Since that date, we have effected a one-for-200 reverse stock split.

In August 2008, we entered into securities purchase agreements pursuant to which we sold securities at a price higher than the pre-split price of $0.0125 and below the post-split price of $2.50. We decided to proceed with this offering notwithstanding this provision for the following reasons:

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

In the event that a court were to hold that the issuance of shares below $2.50 per share would violate the Prior Financing Agreement, it is unclear what remedy the court might impose.  If the court were to impose a remedy that would be the equivalent of an anti-dilution provision (which is not contained in the Prior Financing Agreement), any issuance of shares would be dilutive to our shareholders, including those who purchase shares in offerings that took place since then.  In addition, since August 2008, we, on several occasions, raised funds at a price per share which is higher than the pre-split price of $0.125 and below the post-split price of $2.50.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

Our principal executive and research and development offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905, where we occupy approximately 1,280 square meters. We lease our facilities and our lease ends on August 31, 2012. Our monthly rent payment as of July 2011 was 75,000 NIS (approximately $22,000). For the fiscal year ended June 30, 2011, we paid $244,884 for rent.  In order to meet an expected need to expand our in-house clinical manufacturing capacity, we entered into a lease agreement with respect to an additional space of 2,600 square meters that we will lease commencing January 15, 2012.  We expect to pay a monthly rent of approximately $41,200.  We believe that the space available in our new planned facilities is adequate to meet our current and near future needs.

Item 3.    Legal Proceedings.

None.

Item 4.    [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares trade on the NASDAQ Capital Market under the symbol PSTI, in the Tel Aviv Stock Exchange under the ticker symbol PLTR and on Europe's Frankfurt Stock Exchange, under the symbol PJT.

The following table reflects the high and low sale prices on the NASDAQ Capital Market obtained from Yahoo! Finance and may not necessarily represent actual transactions.

The high and low closing prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2009	$1.81	$1.25
December 31, 2009	$1.36	$0.90
March 31, 2010	$1.27	$1.06
June 30, 2010	$1.32	$1.01
September 30, 2010	$1.62	$1.01
December 31, 2010	$1.64	$1.24
March 31, 2011	$4.20	$1.54
June 30, 2011	$3.15	$2.56

On September 1, 2011 the per share closing price of our common stock, as reported by Yahoo! Finance, was $2.65.  As of September 1, 2011, there were 102 holders of record of our common stock. As of such date, 42,924,219 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

In October 2010 we issued 11,250 restricted stock units to a consultant for services rendered.

In May 2011 we issued 42,860 restricted stock units to a company controlled by one of our directors in connection with compensation for such director’s services to us.  In addition, in May 2011 we issued 12,000 restricted stock units to a consultant for services rendered.

The above issuances and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected financial data.

Not Applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2011 COMPARED TO YEAR ENDED JUNE 30, 2010.

Through June 30, 2011, we have not generated any revenues, and as of such date we have negative cash flow from operations of $28,893,000 and have accumulated a deficit of $50,953,000 since our inception in May 2001. This negative cash flow is mostly attributable to research and development and general and administrative expenses.

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2011 increased by 54% to $6,629,000 from $4,301,000 for the year ended June 30, 2010.  This increase is mainly due to the increase in our research and development activities during the fiscal year 2011, and more specifically is attributed to the increase in our stock-based compensation expenses and our salaries and lab materials expenses including hiring 11 new employees since June 2010.  This increase is partially offset by a grant from the U.S. government, which was received and recorded in the third quarter of fiscal year 2011, in the amount of $244,000.

General and Administrative

General and administrative expenses for the year ended June 30, 2011 increased by 43% to $4,485,000 from $3,138,000 for the year ended June 30, 2010.  This increase is mainly due to an increase in stock-based compensation expenses related to our employees and consultants.

Financial Income, net

Financial income increased from an expense of $14,000 for the year ended June 30, 2010 to income of $266,000 for the year ended June 30, 2011.  The increase in the financial income is due to interest income on bank deposits which increased as our cash balance materially increased over the past fiscal year.

Net Loss

Net loss for the year ended June 30, 2011 was $10,848,000 as compared to net loss of $7,453,000 for the year ended June 30, 2010. Net loss per share for the year ended June 30, 2011 was $0.35, as compared to $0.44 for the year ended June 30, 2010.  The net loss per share decreased as a result of the increase in our weighted average number of shares due to the issuance of additional shares pursuant to equity issuances since July 1, 2010 as discussed further below.

Liquidity and Capital Resources

As of June 30, 2011, total current assets were $43,297,000 and total current liabilities were $2,018,000. On June 30, 2011, we had a working capital surplus of $41,279,000 and an accumulated deficit of $50,953,000. We finance our operations and plan to continue doing so with issuances of securities, grants from the OCS and other parties and most recently also from licensing our technology.

Cash and cash equivalents as of June 30, 2011 amounted to $42,829,000.  This is an increase of $41,246,000 from the $1,583,000 reported as of June 30, 2010. Cash balances increased in the year ended June 30, 2011 for the reasons presented below:

Operating activities used cash of $5,755,000 in the year ended June 30, 2011. Cash used by operating activities in the year ended June 30, 2011 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical studies, less research and development grants by the OCS and other parties.

Investing activities used cash of $36,000 in the year ended June 30, 2011. The investing activities consisted primarily of repayments of short-term deposits, offset by investments in equipment for our R&D facilities and construction of a new research lab.

Financing activities generated cash in the amount of $47,037,000 during the year ended June 30, 2011. Substantially all of such amount is attributable to offerings we closed in October 2010 and February 2011 and exercise of warrants, as follows:

On October 18, 2010, we closed an offering pursuant to which we sold 4,375,000 shares of our common stock at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common stock, at an exercise price per share of $1.80.  No separate consideration was paid for the warrants.  The warrants have a term of four years and are exercisable starting six months following the issuance thereof.   The aggregate net proceeds from the sale of the shares and the warrants were approximately $5,006,000.

On February 1, 2011, we closed a firm commitment underwritten public offering of 11,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase 0.4 shares of common stock, at a purchase price of $3.25 per unit. The warrants sold in the offering are exercisable for a period of five years commencing six months following issuance, at an exercise price of $4.20 per share.  Also, on February 1, 2011 we closed the exercise by the underwriters of their full overallotment option to purchase an additional 1,650,000 shares of common stock and warrants to purchase 660,000 shares of common stock.  The aggregate net proceeds to us were approximately $38 million.

During January-June 2011, a total of 769,391 warrants were exercised via a “cashless” manner, resulting in the issuance of 362,746 shares of common stock to our investors.  In addition 2,079,968 warrants were exercised and resulted in the issuance of 2,079,968 shares of common stock by our investors. The aggregate cash consideration received was $3,593,000.

During the year that ended June 30, 2011 and 2010 we received approximately $2,177,000 and $1,492,000 from the OCS towards our R&D expenses, respectively.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return.  Such policy further provides that we should hold the vast majority of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in USD and we use forward and options contracts in order to hedge our exposures to currencies other than the USD.

Outlook

We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from sale of licenses to use our technology or products, as we have in the License Agreement we entered into in August 2011 with United.

We anticipate that our operating expenses will increase significantly during fiscal year 2012.  This is mainly attributable to the anticipated phase II and phase II/III clinical trials, constructing a clinical manufacturing facility and developing capabilities for new clinical indications of PLX cells.  We expect that our general and administrative expenses to continue in fiscal year 2012 at similar levels as they were in fiscal year 2011.

The OCS has supported our activity in the past five years. Our last program approved by the OCS was for the period March 2010 until February 2011.  In March 2011, we filed an application for a sixth year program. There is no assurance that the OCS will approve a grant for another year's R&D activity.  The amount of the grant is also not certain.

In addition the European authorities approved a research grant under the European Commission’s Seventh Framework Program (FP7) in the amount of approximately $134,000 for a period of 5 years which began on January 1, 2011.

We believe that giving our current business development plan, the funds we have will be sufficient for operating until approximately the end of fiscal year of 2014.  However, our management believes that it is likely that we will need to raise additional funds before we have positive cash flow from operations. We may raise funds from time to time to support our ongoing capital needs, or if we choose to expand or accelerate our clinical programs or develop new products. We look for sources of funding, including non-diluting sources such as licensing fees and OCS grants.  We have an effective shelf registration statement which we have used in recent public offerings we made and may continue to use in the future to raise additional funds, subject to certain limitations based on our size.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials statements.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation". ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

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

In accordance with ASC 718, restricted shares or restricted shares units are measured at their fair value as if they were vested and issued on the grant date. All restricted shares and restricted shares units to employees and non-employees granted in 2011 and 2010 were granted for no consideration or for a voluntary reduction in cash compensation; therefore their fair value was equal to the share price at the date of grant.

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

Stock-based compensation is considered critical accounting policy due to the significant expenses of options, restricted stock and restricted stock units which were granted to our employees, directors and consultants. Stock-based compensation expenses that were recorded in fiscal year 2011 amounted to $3,325,000.

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

The costs and expenses of our research and development activity are partially funded by grants we have received from the OCS. The grant is deducted from research and development expenses at the time we are entitled to such grant, on the basis of the cost incurred.  There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this annual report of Form 10-K:

Report of Independent Registered Public Accounting Firm, dated September 7, 2011.

 Consolidated Balance Sheet.

 Consolidated Statements of Operations.

 Consolidated Statements of Changes in Stockholders' Equity (Deficiency).

 Consolidated Statements of Cash Flows.

 Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
  (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

  As of June 30, 2011

                           PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 33095, Israel Tel: 972 (4)8654000 Fax: 972(3) 5633443 www.ey.com.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholder Of

PLURISTEM THERAPEUTICS INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (a development stage company) ("the Company") as of June 30, 2011 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2011 and for the period from May 11, 2001 (inception date) through June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011, and the consolidated results of operations and cash flows for each of the three years in the period ended June 30, 2011 and for the period from May 11, 2001 (inception date) through June 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Kost Forer Gabbay & Kasierer A member of Ernst & Young Global

Haifa, Israel
September 7, 2011

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		June 30,
	Note	2011	2010
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	3	$42,829	$1,583
Short term bank deposit		-	913
Prepaid expenses		314	41
Accounts receivable from the Office of the Chief Scientist		-	706
Other accounts receivable		154	362
Total current assets		43,297	3,605

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		179	168
Severance pay fund		452	294
Property and equipment, net	4	2,088	1,555
Total long-term assets		2,719	2,017

Total assets		$46,016	$5,622

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,177	$791
Accrued expenses		208	118
Other accounts payable	5	633	372
Total current liabilities		2,018	1,281

LONG-TERM LIABILITIES

Accrued severance pay		576	360
		576	360

COMMITMENTS AND CONTINGENCIES	6

STOCKHOLDERS’ EQUITY	7

Share capital:
     Common stock  $0.00001 par value:
     Authorized: 100,000,000 shares.
     Issued:  42,443,185 shares as of June 30, 2011, 21,458,707 shares as of June 30, 2010.
     Outstanding:  42,443,185 shares as of June 30, 2011, 20,888,781 shares as of June 30, 2010.
		- (*)	- (*)
Additional paid-in capital		94,375	44,086
Accumulated deficit during the development stage		(50,953)	(40,105)
		43,422	3,981

		$46,016	$5,622

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,			Period from May 11, 2001 (Inception) through June 30,
	Note	2011	2010	2009	2011

Research and development expenses		$8,311	$6,123	$4,792	$31,591
Less participation by the Office of the Chief Scientist and other parties		(1,682)	(1,822)	(1,651)	(6,754)
Research and development expenses, net		6,629	4,301	3,141	24,837
General and administrative expenses		4,485	3,138	3,417	24,996
Know how write-off		-	-	-	2,474

Operating loss		(11,114)	(7,439)	(6,558)	(52,307)

Financial expenses (income), net	8	(266)	14	78	(1,354)

Net loss for the period		$(10,848)	$(7,453)	$(6,636)	$(50,953)

Loss per share:
Basic and diluted net loss per share		$(0.35)	$(0.44)	$(0.63)

Weighted average number of shares used in computing basic and diluted net loss per share		31,198,825	17,004,998	10,602,880

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receipts on Account of Common	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		Capital	Stock	Loss	Stage	Equity
Balance as of July 1, 2006	319,218	$	(*)	$6,445	$-	$-	$(7,089)	$(644)
Conversion of convertible debenture, net of issuance costs of $440	1,019,815		(*)	1,787	-	-	-	1,787
Classification of a liability in respect of warrants	-		-	360	-	-	-	360
Classification of deferred issuance expenses	-		-	(379)	-	-	-	(379)
Classification of a liability in respect of options granted to non-employees consultants	-		-	116	-	-	-	116
Stock based Compensation to employees, directors and non-employees consultants	-		-	3,324	-	-	-	3,324
Exercise of warrants related to the April 3, 2006 agreement net of issuance costs of $114	75,692		(*)	1,022	-	-	-	1,022
Cashless exercise of warrants related to the April 3, 2006 agreement	46,674		(*)	(*)	-	-	-	-
Issuance of common stock on May and June 2007 related to the May 14, 2007 agreement, net of issuance costs of $64	3,126,177		(*)	7,751	-	-	-	7,751
Receipts on account of shares	-		-	-	368	-	-	368

(*)      Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receipts on Account of Common	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’	Total Comprehensive
	Shares	Amount		Capital	Stock	Loss	Stage	Equity	Loss
Cashless exercise of warrants related to the May 14, 2007 issuance	366,534		(*)	(*)	-	-	-	-	-
Issuance of warrants to investors related to the May 14, 2007 agreement	-		-	651	-	-	-	651	-
Unrealized loss on available for sale securities	-		-	-	-	(30)	-	(30)	$(30)
Net loss for the year	-		-	-	-	-	(8,429)	(8,429)	(8,429)
Balance as of June 30, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897	-
Total comprehensive loss									$(8,459)

(*)    Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock	Additional Paid-in		Receipts on Account of Common	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’	Total Comprehensive
	Shares	Amount		Capital	Stock	Loss	Stage	Equity	Loss
Balance as of July 1, 2007	4,954,110	$	(*)	$21,077	$368	$(30)	$(15,518)	$5,897
Issuance of common stock related to investors relation agreements	69,500		(*)	275	-	-	-	275
Issuance of common stock in July 2007 - June 2008 related to the May 14, 2007 Agreement	908,408		(*)	2,246	(368)	-	-	1,878
Cashless exercise of warrants related to the May 14, 2007 Agreement	1,009,697		(*)	(*)	-	-	-	-
Stock based Compensation to employees, directors and non-employees consultants	-		-	4,747	-	-	-	4,747
Realized loss on available for sale securities	-		-	-	-	30	-	30	$30
Net loss for the year	-		-	-	-	-	(10,498)	(10,498)	(10,498)
Balance as of June 30, 2008	6,941,715	$	(*)	$28,345	$-	$-	$(26,016)	$2,329
Total comprehensive loss									$(10,468)

(*)  Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		Capital	Stage	Equity
Balance as of July 1, 2008	6,941,715	$	(*)	$28,345	$(26,016)	$2,329
Issuance of common stock related to investor relations agreements	171,389		(*)	133	-	133
Issuance of common stock and warrants related to the August 6, 2008 agreement, net of issuance costs of $125	1,391,304		(*)	1,475	-	1,475
Issuance of common stock and warrants related to the September 2008 agreement, net of issuance costs of $62	900,000		(*)	973	-	973
Issuance of common stock and warrants in November 2008 -January 2009, net of issuance costs of $39	1,746,575		(*)	660	-	660
Issuance of common stock and warrants related to the January 20, 2009 agreement, net of issuance costs of $5	216,818		(*)	90	-	90
Issuance of common stock and warrants related to the January 29, 2009 agreement, net of issuance costs of $90	969,826		(*)	1,035	-	1,035
Issuance of common stock and warrants related to the May 5, 2009 agreement, net of issuance costs of $104	888,406		(*)	1,229	-	1,229
Stock based Compensation to employees, directors and non-employees consultants	450,853		(*)	2,106	-	2,106
Net loss for the period	-		-	-	(6,636)	(6,636)
Balance as of June 30, 2009	13,676,886	$	(*)	$36,046	$(32,652)	$3,394

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		Capital	Stage	Equity
Balance as of July 1, 2009	13,676,886	$	(*)	$36,046	$(32,652)	$3,394
Issuance of common stock and warrants related to November 2008 through January 2009 agreements (on July 2009)	1,058,708		(*)	794	-	794
Issuance of common stock and warrants related to October 2009 agreements, net of issuance costs of $242	2,702,822		(*)	2,785	-	2,785
Issuance of common stock and warrants related to April 2010 agreements, net of issuance costs of $54	2,393,329		(*)	2,627	-	2,627
Issuance of common stock related to investor relations agreements	45,033		(*)	63	-	63
Exercise of options by employee	3,747		(*)	2	-	2
Stock based Compensation to employees, directors and non-employees consultants	1,008,256		(*)	1,769	-	1,769
Net loss for the period	-		-	-	(7,453)	(7,453)
Balance as of June 30, 2010	20,888,781	$	(*)	$44,086	$(40,105)	$3,981

 (*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount		Capital	Stage	Equity
Balance as of July 1, 2010	20,888,781	$	(*)	$44,086	$(40,105)	$3,981
Issuance of common stock and warrants related to October 2010 agreements, net of issuance costs of $244	4,375,000		(*)	5,006	-	5,006
Issuance of common stock and warrants related to February 2011 secondary offering, net of issuance costs of $2,970	12,650,000		(*)	38,142	-	38,142
Exercise of warrants by investors and finders	2,442,714		(*)	3,593	-	3,593
Exercise of options by employees and consultants	103,943		(*)	68	-	68
Issuance of common stock related to investor relations agreements	90,000		(*)	155	-	155
Stock based Compensation to employees, directors and non-employees consultants	1,892,747		(*)	3,325	-	3,325
Net loss for the period	-		-	-	(10,848)	(10,848)
Balance as of June 30, 2011	42,443,185	$	(*)	$94,375	$(50,953)	$43,422

(*)           Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) Through June 30,
	2011	2010	2009	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,848)	$(7,453)	$(6,636)	$(50,953)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	312	207	173	1,064
Capital loss	8	-	-	12
Impairment of property and equipment	11	2	5	65
Know-how write-off	-	-	-	2,474
Amortization of deferred issuance costs	-	-	-	604
Stock-based compensation to employees, directors and non-employees consultants	3,325	1,819	2,106	15,989
Stock compensation to investor relations consultants	155	13	133	1,368
Know-how licensors – imputed interest	-	-	-	55
Salary grant in shares and warrants	-	-	-	711
Decrease (increase) in other accounts receivable	656	(307)	(247)	(136)
Decrease (increase) in prepaid expenses	(273)	59	250	(224)
Increase (decrease) in trade payables	455	132	(54)	1,044
Increase (decrease) in other accounts payable and accrued expenses	375	120	(96)	360
Increase in interest receivable on short-term deposit	15	(15)	-	-
Increase in accrued interest due to related parties	-	-	-	3
Linkage differences and interest on long-term restricted lease deposit	(4)	1	-	(5)
Change in fair value of liability in respect of warrants	-	-	-	(2,696)
Fair value of warrants granted to investors	-	-	-	651
Amortization of discount and changes in accrued interest on convertible debentures	-	-	-	128
Amortization of discount and changes in accrued interest from marketable securities	-	-	(3)	(9)
Impairment, realized loss and Loss from sale of investments of available-for-sale marketable securities	-	-	75	478
Accrued severance pay, net	58	14	32	124
Net cash used in operating activities	(5,755)	$(5,408)	$(4,262)	$(28,893)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) through June 30,
	2011	2010	2009	2011

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Pluristem Ltd. (1)	$-	$-	$-	$32
Purchase of property and equipment	(962)	(389)	(313)	(2,956)
Investment in short-term deposits	-	(2,500)	-	(2,500)
Proceeds from short-term deposits	898	1,602	-	2,500
Proceeds from sale of property and equipment	29	-	-	61
Investment in long-term deposits	(14)	(12)	(8)	(243)
Repayment of long-term restricted deposit	13	3	38	80
Purchase of available for sale marketable securities	-	-	-	(3,784)
Proceeds from sale of available for sale marketable securities	-	-	1,113	3,314
Purchase of know-how	-	-	-	(2,062)
Net cash provided by (used in) investing activities	(36)	(1,296)	830	(5,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$43,400	$5,954	$5,462	$70,745
Exercise of warrants and options	3,661	2	-	4,685
Issuance of convertible debenture	-	-	-	2,584
Issuance expenses related to convertible debentures	-	-	-	(440)
Repayment of know-how licensors	-	-	-	(300)
Repayment of notes and loan payable to related parties	-	-	-	(70)
Proceeds from notes and loan payable to related parties	-	-	-	78
Receipt of long-term loan	-	-	-	49
Repayment of long-term loan	(24)	(8)	(14)	(51)
Net cash provided by financing activities	47,037	5,948	5,448	77,280

Increase (decrease) in cash and cash equivalents	41,246	(756)	2,016	42,829
Cash and cash equivalents at the beginning of the period	1,583	2,339	323	-
Cash and cash equivalents at the end of the period	42,829	$1,583	$2,339	$42,829

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,			Period from May 11, 2001 (inception) through June 30,
	2011	2010	2009	2011

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$11	$7	$33	$65
Interest paid	$-	$2	$3	$18

(b) Supplemental disclosure of non-cash activities:
Classification of liabilities and deferred issuance expenses into equity	$-	$-	$-	$97
Conversion of convertible debenture	$-	$-	$-	$2,227
Purchase of property and equipment in credit	$123	$192	$20	$123

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 1:- GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as the “Company".

b.
The Company is devoting substantially all of its efforts towards conducting research and development of placental-derived adherent stromal cells production technology and the commercialization of cell therapy products. Accordingly, the Company is considered to be in the development stage, as defined in Accounting Standards Codification TM (“ASC”) 915. In the course of such activities, the Company have sustained operating losses and expects such losses to continue in the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flows from operations. The Company's accumulated losses during the development stage aggregated to $50,953 through June 30, 2011 and the Company incurred net loss of $10,848 and negative cash flow from operating activities in the amount of $5,755 for the year ended June 30, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as United Therapeutics Corporation agreement and from grants to supports its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

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

It is anticipated that the majority of the Subsidiary's revenues will be generated outside Israel and will be determined in U.S. Dollars ("dollars"). In addition, most of the financing of the Subsidiary's operations has been made in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Subsidiary operates. Thus, the functional currency of the Subsidiary is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with ASC 830, "Foreign Currency Matters". All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

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

The Company's long-lived assets and identifiable intangibles are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

i.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation". ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

i.	Accounting for stock-based compensation (cont.):

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

The fair value of the Company's stock options granted to employees and directors for the year ended June 30, 2009 was estimated using the following assumptions (during fiscal years 2010, 2011 there were no options grants to employees or directors):

Year ended June 30, 2009
Risk free interest rate	1.8%
Dividend yields	0%
Volatility	132%
Expected term (in years)	6

The assumptions below are relevant to restricted shares and restricted shares units granted in 2011 and 2010:

In accordance with ASC 718, restricted shares or restricted shares units are measured at their fair value as if it was vested and issued on the grant date. All restricted shares and restricted shares units to employees and non-employees granted in 2011 and 2010 were granted for no consideration or for a voluntary reduction in cash compensation; therefore their fair value was equal to the share price at the date of grant.

The fair value of all restricted shares and restricted shares units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of share granted during years 2011 and 2010 was $1.88 and $1, respectively.

The Company applies ASC 718 and ASC 505 with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

j.	Research and Development expenses and R&D grants

Research and development expenses, net of participations are charged to the Statement of Operations as incurred.

R&D grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs.

k.	Participation of research and development expenses by other parties

In February 2011, the Company received a cash grant of $244 under the U.S. government's Qualifying Therapeutic Discovery Project ("QTDP") to fund its research and development costs incurred in fiscal years 2009 and 2010. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act. The Company recorded the grant in 2011 as a reduction of research and development expenses.

l.	Loss per share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year, plus dilutive potential shares of common stock and warrants considered outstanding during the year, in accordance with ASC 260, “Earnings Per Share”.  All outstanding stock options and unvested Restricted stock units have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

m.	Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This Topic prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

n.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits, long-term deposits and restricted deposits.

The majority of the Company’s cash and cash equivalents and short-term and long-term deposits are invested in dollar instruments of major banks in Israel.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

o.	Severance pay

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

Severance expenses for the years ended June 30, 2011, 2010 and 2009 amounted to approximately $225, $134, and $120, respectively.

p.	Fair value of financial instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term deposits, other receivables, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

Effective January 1, 2008, the Company adopted ASC 820, “Fair value and disclosure”. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

p.	Fair value of financial instruments (cont.):

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

q.	Derivative financial instruments

The Company’s Derivatives are not designated as hedging accounting instruments under ASC 815, Derivatives and Hedging. Those derivatives consist primarily of forward and options contracts the Company uses to hedge the Company’s exposures to currencies other than the U.S. dollar. The Company recognized derivative instruments as either assets or liabilities and measures those instruments at fair value. Since the derivative instruments that the Company holds do not meet the definition of  hedging instruments under ASC 815, the Company recognizes changes in the fair values in its statement of income in financial income, net, in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities.

The fair value of the forward and options contracts as of June 30, 2011 and 2010 were recorded as on asset of $7 and aliability of $6, respectively.

r.         Impact of recently issued accounting standards

1.	Adoption of New Accounting Standards during the period:

In July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing disclosure requirements surrounding finance receivables and the allowance for loan losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in financing receivables, how that risk is analyzed in determining the related allowance for loan losses, and changes to the allowance during the reporting period. The new disclosures are required starting in the first interim or annual reporting period on or after December 31, 2010. The adoption of the new guidance does not have a material impact on its consolidated financial statements.

2.	Recently issued accounting Standards

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GASP or International Financial Reporting Standards ("IFRSs"). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB's intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the provisions of this new guidance on January 1, 2012. The Company do not expect the adoption of the new provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:- CASH AND CASH EQUIVALENTS

	June 30,
	2011	2010

In U.S. dollars	$42,021	$1,271
In New Israeli Shekels (NIS)	806	304
Other currencies	2	8
	$42,829	$1,583

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	June 30,
	2011	2010
Cost:
Laboratory equipment	$1,864	$1,452
Computers and peripheral equipment	207	150
Office furniture and equipment	95	80
Leasehold improvements	744	430
Vehicle	68	63
Total Cost	2,978	2,175
Accumulated depreciation:
Laboratory equipment	551	383
Computers and peripheral equipment	138	116
Office furniture and equipment	36	24
Leasehold improvements	155	71
Vehicle	10	26
Total accumulated depreciation	890	620
Property and equipment, net	$2,088	$1,555

Depreciation expenses amounted to $312 , $207 and $173 for the years ended June 30, 2011, 2010 and 2009, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 5:- OTHER ACCOUNTS PAYABLE

	June 30,
	2011	2010

Accrued payroll	$155	$102
Payroll institutions	143	91
Accrued vacation	275	150
Liability in respect of hedge transactions	-	5
Current maturities of long-term obligation	60	24
	$633	$372

NOTE 6:- COMMITMENTS AND CONTINGENCIES

a.
The Subsidiary leases facilities under operating lease agreements. The leasing period for the leased area is 62 months as of July 1, 2007.  The monthly payment is 64 thousand NIS starting from September 1, 2007 and is linked to the Israeli Consumer Price Index ("CPI").  The Subsidiary may extend the leasing period by 60 months, if an advanced notice is given. As of June 30, 2011 the monthly payment on leasing is approximately $20.

In order to secure these agreements, the Subsidiary pledged a deposit with the bank in the amount of $96. In addition, the Subsidiary has issued a bank guarantee in favor of the lessor in the amount of $111.

Lease expenses amounted $245, $227 and $218 for the years ended June 30, 2011, 2010 and 2009, respectively.

As of June 30, 2011 future rental commitments under the existing lease agreement and supplement are as follows:

Year ended June 30, 2012	$260
Year ended June 30, 2013	43
Total	$303

b.
The Subsidiary leases 14 cars under operating lease agreements, which expire in years 2011 through 2014. The monthly payment is approximately $13 and is linked to the CPI. In order to secure these agreements, the Subsidiary pledged a deposit in the amount of $35.

Lease expenses amounted to $148, $116 and $86 for the years ended June 30, 2011, 2010 and 2009, respectively.

As of June 30, 2011 future rental commitments under the existing lease agreements are as follows:

Year ended June 30, 2012	$151
Year ended June 30, 2013	118
Year ended June 30, 2014	43
Total	$312

c.	A deposit in the amount of $50 was pledged by the Company to secure the hedging transactions and a credit line.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6:- COMMITMENTS AND CONTINGENCIES (CONT.)

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

Through June 30, 2011 and 2010, total grants obtained aggregated $6,256 and $4,079, respectively.

e.	See note 7 n relating the May 2007 Agreement.

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

e.
On January 20, 2004, the Company consummated a private equity placement with a group of investors (the “Investors”). The Company issued 15,000 units in consideration for net proceeds of $1,273 (net of issuance costs of $227). Each unit is comprised of 15,000 shares of common stock and 15,000 warrants. Each warrant is exercisable into one share of common stock at a price of $150 per share, and may be exercised until January 31, 2007

The Company allocated the gross amount received of $1,500 to the par value of the shares issued ($0.03) and to the liability in respect of the warrants issued ($1,499.97). The amount allocated to the liability was less than the fair value of the warrants at grant date. On January 31, 2007 all the warrants expired unexercised.

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

i.
On March 23, 2005, the Company issued 12,000 shares of common stock and 12,000 options as a bonus to the then Chief Executive Officer. Salary expenses of $696 were recognized in respect of this bonus based on the quoted market price of the Company’s stock and the fair value of the options granted using the Black–Scholes valuation model. On November 30, 2006, all the warrants expired unexercised.

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

k.	In November 2005-January 2006, a total of 450 warrants were issued to finders as finder fees related to the January 24, 2005 Agreement, were exercised.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

l.	Convertible Debenture

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

According to ASC 815-40, , on April 3, 2006, the Company’s warrants and options (other than employee stock options) were classified as liabilities and measured at fair value with changes recognized currently in earnings.

As of November 9, 2006, all of the Debentures, were converted into 969,815 shares. As a result, an amount of $1,787 was reclassified into common stock and additional paid-in net of issuance expenses in the amount of $440. In addition, the warrants and options to consultants in the amount of $476 and deferred issuance expenses in the amount of $379 were reclassified as equity.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

l.         Convertible Debenture (Cont.):

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

m.
On May 14, 2007, the Company consummated a private equity placement with a group of investors for an equity investment (the “May 2007 Agreement”). The Company sought a minimum of $7,000 and up to a maximum of $13,500 for shares of the Company’s common stock at a per share price of $2.50, and warrants to purchase shares at an exercise price of $5.00 exercisable until five years after the closing date of the agreement.

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

n.
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

n.        (Cont.):

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

o.
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

p.
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

q.
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

r.
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

s.
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

t.
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

u.
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

v.
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

w.
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

x.
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

y.
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
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

z.
In January-June 2011, a total of 769,391 warrants were exercised via a “cashless” manner, resulting in the issuance of 362,746 shares of common stock to investors of the Company.  In addition 2,079,968 warrants were exercised and resulted in the issuance of 2,079,968 shares of common stock by investors of the Company. The aggregate cash consideration received was $3,593.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: -  SHARE CAPITAL AND STOCK OPTIONS (CONT.)

aa.	The following table summarizes the issuance of shares of common stock to the Company’s investor relations consultants as compensation for their services since July 1, 2007:

			Expenses in the statements of operations for the
Period of service	Number of shares issued	Fair market value of the shares issued at the issuance date	Year ended June 30, 2009	Year ended June 30, 2010	Year ended June 30, 2011
July – December 2007	10,000	$149	$-	$-	$-
February – July 2008	7,500	18	-	-	-
March - September 2008	3,500	8	2	-	-
April – June 2008	50,000	102	-	-	-
July 2008 – June 2009	16,129	10	10	-	-
July –September 2008	40,000	46	46	-	-
October 2008	750	1	1	-	-
October 2008	20,000	12	12	-	-
December 2008 – November 2009	50,000	24	14	10	-
February – July 2009	9,510	12	12	-	-
February – April 2009	30,000	32	32	-	-
April 2009	3,500	4	4	-	-
July 2009	1,929	3	-	3	-
July 2010 – June 2011	90,000	155	-	-	155
Total	332,818	$576	$133	$13	$155

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

The Company has approved two incentive option plans from 2003 and from 2005 (the “2003 Plan" and the “2005 Plan”, and collectively, the “Plans”).  Under the Plans, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.

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

As of June 30, 2011, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 10,196,803.  2,335,748 shares are still available for future grant under the 2005 Plan as of June 30, 2011.  Under the 2003 Plan 20,500 options are authorized for issuance, and 13,040 options are still available for future grant.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Year ended June 30, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,351,919	$3.73
Options exercised	(99,943)	0.68
Options forfeited	(51,360)	4.81
Options outstanding at end of the period	2,200,616	$3.84	5.73	$1,244
Options exercisable at the end of the period	2,200,616	$3.84	5.73	$1,244
Options vested and expected to vest	2,200,616	$3.84	5.73	$1,244

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.   Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

a. Options to employees and directors (cont.):

Aggregate intrinsic value of options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Year ended June 30,		Period from inception through June 30,
	2011	2010	2011
Research and development expenses	$2	$73	$2,582
General and administrative expenses	2	138	5,538

	$4	$211	$8,120

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.       Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b. Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Year ended June 30, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	389,750	$3.97
Options and warrants granted	82,000	$1.24
Options and warrants exercised	(18,000)	$1.00
Options and warrants forfeited	(28,750)	$2.75
Options and warrants outstanding at end of the period	425,000	$3.65	4.99	$563

Options and warrants exercisable at the end of the period	374,252	$4.01	5.14	$466

Options and warrants vested and expected to vest	425,000	$3.65	4.99	$563

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Year ended June 30,		Period from inception through June 30,
	2011	2010	2011
Research and development expenses	$32	$90	$1,638
General and administrative expenses	73	71	874
	$105	$161	$2,512

Future expenses related to options and warrants granted to consultants for an average time of two years is $61.

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
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.     Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c. Restricted stock and restricted stock units to employees and directors:

On August 12, 2010, the Company's Compensation Committee approved a grant of total 270,000 restricted shares to two of the Company's officers as a bonus. The Company estimated at the grant date that the terms of the grant are probable. The shares became fully vested upon meeting a certain milestone.

On October 28, 2010, the Company's Audit Committee approved a grant of a total of 1,453,000 restricted stock units to the Company's employees and directors.

On May 18, 2011, the Company's Audit Committee approved a grant of a total of 812,020 restricted stock units to the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the year ended June 30, 2011:

Number
Unvested at the beginning of period	1,356,665
Granted	2,535,020
Forfeited	(62,203)
Vested	(1,690,527)
Unvested at the end of the period	2,138,955
Expected to vest after June 30, 2011	2,091,695

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Year ended June 30,		Period from inception through June 30,
	2011	2010	2011
Research and development expenses	$1,027	$582	$1,859
General and administrative expenses	1,717	775	2,884
	$2,744	$1,357	$4,743

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of two years is $2,762.

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
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

bb.       Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d. Restricted stock and restricted stock units to consultants:

During the year ended June 30, 2011, the Company granted to several consultants and service providers restricted stock and restricted stock units.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the year ended June 30, 2011:

Number
Unvested at the beginning of period	73,261
Granted	282,106
Vested	(205,369)
Unvested at the end of the period	149,998
Expected to vest after June 30, 2011	149,998

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Year ended June 30,		Period from inception through June 30,
	2011	2010	2011
Research and development expenses	$294	$40	$386
General and administrative expenses	178	50	228
	$472	$90	$614

Future expenses related to restricted stock and restricted stock units granted to consultants for an average time of two years is $201.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

cc.	Summary of warrants and options:

 A summary of all the warrants and options outstanding as of June 30, 2011 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)
Warrants:	$ 1.00	2,059,972	2,059,972	2.42
	$ 1.12	114,794	114,794	0.82
	$ 1.20	12,500	12,500	1.30
	$ 1.25 - $ 1.28	774,642	774,642	1.49
	$ 1.40 - $ 1.50	1,806,707	1,806,707	3.33
	$ 1.60	181,221	181,221	3.78
	$ 1.80 - $ 1.96	3,987,545	3,987,545	2.98
	$ 2.50	81,298	81,298	0.96
	$ 4.20	5,060,000	-	5.09
	$ 5.00	2,394,585	2,394,585	0.99
Total warrants		16,473,264	11,413,264

Options:	$ 0.00	98,000	82,252	8.27
	$ 0.62	494,612	494,612	7.19
	$ 1.04 - $ 1.45	145,006	110,006	4.12
	$ 2.97	20,000	20,000	6.86
	$ 3.50	991,794	991,794	5.12
	$ 3.72 - $ 3.80	32,924	32,924	5.22
	$ 4.00	42,500	42,500	5.30
	$ 4.38 - $ 4.40	474,360	474,360	5.72
	$ 6.80	36,250	36,250	6.37
	$ 8.20	46,670	46,670	4.54
	$ 20.00	142,500	142,500	4.98
Total options		2,524,616	2,473,868

Total warrants and options		18,997,880	13,887,132

This summary does not include 2,288,953 restricted stock units that are not vested as of June 30, 2011

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 8:- FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,			Period from May 11, 2001 (Inception) through June 30,
	2011	2010	2009	2011

Foreign currency translation differences	$(29)	$(68)	$69	$(137)
Interest on short-term bank credit and bank's expenses	13	13	5	77
Interest on long-term loan	-	2	3	8
Interest accrued on know-how licenses	-	-	-	69
Interest income on deposits	(236)	(18)	(14)	(404)
Deferred issuance expenses amortization	-	-	-	604
Discount amortization	-	-	-	105
Interest expenses of debenture	-	-	-	74
Change in fair value of warrants	-	-	-	(2,696)
Loss related to marketable securities	-	-	66	247
Interest expenses related to warrants issued to investors	-	-	-	651
Expenses (income) of derivatives	(14)	85	(51)	48
	$(266)	$14	$78	$(1,354)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9:-TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	Pluristem Therapeutics Inc. is taxed under U.S. tax laws.

2.	The Subsidiary is taxed under the Israeli income Tax Ordinance and was taxed also under the Income Tax (Inflationary Adjustments) Law, 1985 (the “law").

Results of the Subsidiary for tax purposes were measured and reflected in real terms in accordance with the changes in the CPI. As explained in Note 2, the financial statements are presented in U.S. dollars. The difference between the rate of change in Israeli CPI and the rate of change in the NIS/U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss before taxes reflected in the financial statements. In accordance with ASC 740, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

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

The subsidiary, has not received final tax assessments since its incorporation, however, the assessments of the subsidiary are deemed final through 2006.

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

Israeli companies are generally subject to capital gains tax at the rate of the Israeli corporate tax (2011-24%).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9:- TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company (Cont.):

2.	The Subsidiary (cont.) –

Tax Benefits Under the Law for the Encouragement of Capital Investments, 1959 (the "Encouragement Law")

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

As of June 30, 2011, Pluristem Therapeutics Inc. had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $13,571. Net operating loss carryforward arising in taxable years beginning after August 6, 1997 can be carried forward and offset against taxable income for 20 years and expiring between 2022 and 2028.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2011, in the amount of approximately $18,996, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9:- TAXES ON INCOME (CONT.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	June 30,
	2011	2010
Deferred tax assets:
U.S. net operating loss carryforward	$4,750	$3,656
Israeli net operating loss carryforward	4,559	3,201
Allowances and reserves	96	54

Total deferred tax assets before valuation allowance	9,405	6,911
Valuation allowance	(9,405)	(6,911)

Net deferred tax asset	$-	$-

As of June 30, 2010 and June 30, 2011, the Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future. Management currently believes that it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2009, 2010 and 2011, the main reconciling item of the statutory tax rate of the Company (26% to 35% in 2009, 25% to 35% in 2010 and 24% to 35% in 2011) to the effective tax rate (0%) is tax loss carryforwards and other deferred tax assets for which a full valuation allowance was provided.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 10:-SUBSEQUENT EVENTS

a.
On June 20, 2011 the Company entered into an exclusive out-license agreement with United Therapeutics Corporation for the use of the Company's Placental expanded cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension.

Under the terms of the agreement, United Therapeutics Corporation will make an upfront payment of $7,000 to the Company. The Company is eligible to receive regulatory milestone payments and other payments accumulating together with the upfront payment to a total of approximately $55,000 and reimbursement of costs of its development and clinical activities.

Following commercialization, United Therapeutics Corporation shall purchase commercial supplies from the Company at a specified margin over Company cost. In addition United Therapeutics Corporation will pay to the Company specified royalties as a percentage from its gross profits generated from the developed product.

The agreement requires the Company to request the consent of the Office of Chief Scientist in Israel before the closing of the agreement. On August 2, 2011, the agreement became effective following the consent of the Office of the Chief Scientist of Israel.

b.
In July 2011 the Company has entered into an agreement with MTM – Scientific Industries Center Haifa Ltd., for the leasing and construction of a new state-of-the-art GMP manufacturing facility. The new facility will be located near the Company’s headquarters and existing facilities in MATAM Park, Haifa, Israel. According to the agreement, the lease of the new facility is expected to commence in January 2012 for a period of approximately 5 years with an option to extend the lease for an additional 5 years period.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect,  internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of June 30, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Chief Executive Officer, President, Director and Chairman of the Board of Directors	57	September 26, 2005 November 21, 2005 April 3, 2006
Yaky Yanay	Chief Financial Officer, Secretary	40	November 1, 2006
Nachum Rosman	Director	64	October 9, 2007
Doron Shorrer	Director	58	October 2, 2003
Hava Meretzki	Director	42	October 2, 2003
Isaac Braun	Director	58	July 6, 2005
Israel Ben-Yoram	Director	50	January 26, 2005
Mark Germain	Director	61	May 17, 2007
Shai Pines	Director	57	December 8, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman became our Chief Executive Officer and President in September 2005 and a director of the Company in November 2005. Mr. Aberman has served as our Chairman of the Board since April 2006, and between May 2007 and February 2009 he was Co-Chairman with Mr. Mark Germain. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held positions of Chief Executive Officer and Chairman positions in companies in Israel, the United States, Europe, Japan and Korea.  Mr. Aberman operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He has serves as the chairman of Rose Hitech Ltd., a private investment company. He has served in the past as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to that, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Prior to his service with the Company, Mr. Aberman has served as President and CEO of Netect Ltd., specializing in the field of internet security software and was the Co-Founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He has also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd. In 1992, Mr. Aberman was awarded the Rothschild Prize for excellence in his field from the President of the State of Israel.  Mr. Aberman holds a B.Sc. in Mechanical Engineering from Ben Gurion University in Israel.

We believe that Mr. Aberman’s qualifications to sit on our Board of Directors include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of publicly traded entities.

Yaky Yanay

Mr. Yanay was appointed as our Chief Financial Officer and Secretary in November, 2006.

Prior to joining us, Mr. Yanay was the Chief Financial Officer of Elbit Vision Systems Ltd., a public company traded over the OTC Bulletin Board. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel, implementing audits in accordance with U.S. GAAP.  Mr. Yanay serves as a director of Elbit Vision System Ltd.   He holds a bachelor’s degree with honors in business administration and accounting and is a Certified Public Accountant in Israel.

Nachum Rosman

Mr. Rosman became a director of the Company in October 2007.  In 1999, Mr. Rosman founded Talecity Ltd., a movie production company, and has since been serving as its Chief Financial Officer.  In addition he provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations.  Mr. Rosman also serves as a director at several privately held companies.  Throughout his career, Mr. Rosman held Chief Executive Officer and Chief Financial Officer positions in Israel, the United States and England.  In these positions he was responsible, among other things, for finance management, fund raising, acquisitions and technology sales.  Mr. Rosman holds a B.Sc. in Management Engineering and an M.Sc. in Operations Research from the Technion, Haifa, Israel.  Mr. Rosman also participated in a Ph.D. program in Investments and Financing at the Tel Aviv University, Israel.

We believe that Mr. Rosman’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Doron Shorrer

Mr. Shorrer became a director of the Company in October, 2003.  Mr. Shorrer also serves as a director of other companies: AIG Israel Insurance Company Ltd., Omer Insurance Mutual Fund, Provident Fund for employees of the Israel Electric Company Ltd., and Massad Bank from the International Bank group  - a company that is trading at the Tel-Aviv Stock Exchange.  Between 1999 and 2004 he was Chairman of the Boards of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Benefit Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Co-Founder and director of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.  Among many areas of expertise, Mr. Shorrer formulates, implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries.  Mr. Shorrer holds a B.A. in Economics and Accounting and an M.A. in Business Administration (specialization in finance and banking) from the Hebrew University of Jerusalem and is a Certified Public Accountant (ISR).

We believe that Mr Shorrer’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his vast skill and expertise in accounting and economics, as well as his knowledge and familiarity with corporate finance.

Hava Meretzki

Ms. Meretzki became a director of the Company in October, 2003. Ms. Meretzki is an attorney and is a partner in the law firm of Meretzki - Tavor  in Haifa, Israel.  Ms. Meretzki specializes in civil, trade and labor law and is presently Vice-Chairman for the National Council of the Israel Bar Association.  Ms. Meretzki is a member of the committee that nominates legal advisers for Israeli governmental companies.  Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991 and was admitted to the Israel Bar Association in 1993.

We believe that Ms. Meretzki’s qualifications to sit on our Board of Directors include her years of experience with legal and corporate governance matters.

Isaac Braun

Mr. Braun became a director of the Company in July, 2005.  Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience.  He is a co-founder and has been a board member of several hi-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology.  Mr. Braun is involved with advising private companies on raising capital and business development.

We believe that Mr. Braun’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Israel Ben-Yoram

Mr. Ben-Yoram became a director of the Company in January 2005.  He has been a director and partner in the accounting firm of Mor, Ben-Yoram and Partners in Israel since 1985.  In addition, since 1992, Mr. Ben-Yoram has been a shareholder and has served as the head director of Mor, Ben-Yoram Ltd., a private company in Israel in parallel to the operation of Mor, Ben-Yoram and Partners.  This company provides management services, economic consulting services and other professional services to businesses. Furthermore, Mr. Ben-Yoram is the CEO of Eshed Dash Ltd. and Zonbit Ltd. During 2003-2004 Mr. Ben-Yoram served as a director of Brainstorm Cell Therapeutics Inc. (BCLI) and Smart Energy solutions, Inc. (SMGY), both of which were traded on the NASDAQ.  Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in Economics from the Hebrew University of Jerusalem, an LL.B. and an MBA from Tel Aviv University and an LL.M. from Bar Ilan University. In addition, Mr. Ben-Yoram is qualified in arbitration and in mediation.

We believe that Mr. Ben-Yoram’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his experience serving as a director of NASDAQ companies, as well as his knowledge and familiarity with corporate finance and accounting.

Mark Germain

Mr. Germain became a director of the Company in May 2007.  Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board.  For more than five years, Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries.  He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions.  He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986.  Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company, which was sold in 1991.  In addition to being a Director  of the Company, Mr. Germain is a director of the following publicly traded companies: Stem Cell Innovations, Inc., ChromaDex, Inc., Omnimmune Corp. and Collexis Holdings, Inc.  He is also a co-founder and director of a number of private companies in the biotechnology field.

We believe that Mr. Germain’s qualifications to sit on our Board of Directors include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Shai Pines

Mr. Pines became a director of the Company in December 2008.  Mr. Pines is a lawyer admitted to practice law in the State of Israel since 1981. He is a partner with, and heads the Commercial and International Transactions Department of, the Israeli law firm of Hamburger Evron & Co. From 2000 to 2009 Mr. Pines served as a member of the Supervisory Board of Globe Trade Centre SA (GTC), a Polish company, which is traded on the Warsaw Stock Exchange, and from 2000 to 2005 as a member of the Supervisory Board of GTC International BV, a Dutch private company. Mr. Pines is also a member of the Board of Governors of the Law Faculty of the Tel-Aviv University since 2006. Mr. Pines holds an MBA degree from Kellogg School of Management, Northwestern University, & the Leon Recanati Graduate School of Business Administration, Tel-Aviv University and an LL.B. degree from Tel-Aviv University.

We believe that Mr. Pines’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

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

Our Audit Committee held twelve meetings during fiscal 2011.

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

Our Compensation Committee held three meetings during fiscal 2011.

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

Code of Ethics

Effective March 7, 2011, our Board of Directors adopted an amended and restated Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is filed with the SEC as an exhibit to this annual report on Form 10-K. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Therapeutics Inc., MATAM Advanced Technology Park, Building No. 20, Haifa 31905, Israel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2011, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

The following table shows the particulars of compensation paid to our chief executive officer and chief financial officer, for the years ended June 30, 2011 and 2010.  We do not currently have any other executive officers, nor did we during the years ended June 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Stock-based Awards ($)(2)	Non-Equity Incentive Plan Compensa-tion ($)	All Other Compensa-tion ($)	Total ($)
Zami Aberman Chief Executive Officer	2011	383,081 (3)	900,900	0	0	1,283,981
	2010	331,917 (3)	227,068	0	0	558,985
Yaky Yanay Chief Financial Officer	2011	200,760	629,400	0	27,398 (4)	857,558
	2010	159,820	107,362	0	19,385 (4)	286,567

(1)           Salary payments which were in New Israeli Shekel, or NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(i) to our consolidated financial statements for fiscal 2011 included elsewhere in this Annual Report on Form 10-K.

(3)           Includes $18,638 and $11,960 paid to Mr. Aberman as compensation for services as a director in 2011 and 2010, respectively.

(4)           Represents cost to us in connection with the car made available to Mr. Yanay. The company also pays the tax associated with this benefit which is part of the amount in the Salary column in the table above.

We have the following written agreements and other arrangements concerning compensation with our executive officers:

(a)
Mr. Aberman is engaged with us as a consultant and receives consulting fee.  As of May 11, 2011, Mr. Aberman’s monthly consulting fee was increased from $25,000 to $31,250. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. The U.S. dollar rate will be not less then 4.35 NIS per $.  All amounts above are paid plus value added tax.  Mr. Aberman is also entitled to one and a half percent (1.5%) from amounts received by us from non diluting funding and strategic deals.

During May 2009 until April 2010, Mr. Aberman participated in a voluntary reduction of 15% of his consulting fee, in exchange for 35,500 shares of our common stock, and during May 2010 until April 2011, Mr. Aberman participated in an additional voluntary reduction of 15% of his consulting fee.  In exchange for such voluntary reduction in his consulting fee and waiving his rights to receive 25 accrued vacation days, he received 78,267 shares of our common stock.

(b)
As of May 11, 2011 Mr. Yanay's monthly salary was increased from 42,500 NIS to 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay is entitled to a bonus of 1.0% from amounts received by us from non diluting funding and strategic deals.

During May 2009 until April 2010, Mr. Yanay participated in a voluntary reduction of 15% of his monthly salary and a full reduction of his annual additional amount that equals his monthly salary, in exchange for 21,300 shares of common stock.  Since May 2010 until April 2011, Mr. Yanay participated in an additional voluntary reduction of 15% of his salary.  In exchange for the salary reduction and waiving his rights to receive 20 accrued vacation days, he received 35,243 shares of our common stock.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, except for the following: (i) in the event of termination of Mr. Aberman's Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate; and (ii) Mr. Yanay may be entitled, under Israeli law and practice, to a severance payment that equals a month’s salary for each twelve-month period of employment with the company.

In addition, Mr. Aberman and Mr. Yanay are entitled to acceleration of the vesting of their stock options and restricted stock in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and restricted stock and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and restricted stock.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options or restricted shares at the discretion of our Board in the future.

Outstanding Equity Awards at the End of Fiscal 2011

The following table presents the outstanding equity awards held as of June 30, 2011 by our executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Zami Aberman	22,500	-	4.40	1/16/2016	-	-
	30,000	-	4.00	10/30/2016	-	-
	250,000	-	3.50	1/23/2017	-	-
	105,000	-	4.38	12/25/2017	-	-
	110,000	-	0.62	10/30/2018	-	-
	-	-	-	-	34,998 (1)	$101,494
	-	-	-	-	120,000 (3)	$384,000
	-	-	-	-	150,000 (5)	$435,500
Yaky Yanay*	62,500	-	4.38	12/25/2017	-	-
	12,500	-	4.00	9/17/2016	-	-
	50,000	-	3.50	1/23/2017	-	-
	55,000	-	0.62	10/30/2018	-	-
	-	-	-	-	17,496 (2)	$50,738
	-	-	-	-	60,000 (4)	$174,000
	-	-	-	-	150,000 (6)	$435,000

*The above securities do not include warrants received from participation in equity investments.

(1)	34,998 restricted shares vest in six installments of 5,833 shares on each of July 22, 2011, August 22, 2011, September 22, 2011, October 22, 2011, November 22, 2011, December 22, 2011.

(2)	17,496 restricted shares vest in six installments of 2,916 shares on each of July 22, 2011, August 22, 2011, September 22, 2011, October 22, 2011, November 22, 2011, December 22, 2011.

(3)	120,000 restricted shares vest in six installments of 20,000 shares on each of July 28, 2011, October 28, 2011, January 28, 2012, April 28, 2012, July 28, 2012 and October 28, 2012.

(4)	60,000 restricted shares vest in six installments of 10,000 shares on each of July 28, 2011, October 28, 2011, January 28, 2012, April 28, 2012, July 28, 2012 and October 28, 2012.

(5)
150,000 restricted shares vest in one installment of 37,500 shares on November 18, 2011, and six installments of 18,750 shares on each of February 18, 2012, May 18, 2012, August 18, 2012, November 18, 2012, February 18, 2013 and May 18, 2013.

(6)
150,000 restricted shares vest in one installment of 37,500 shares on November 18, 2011, and six installments of 18,750 shares on each of February 18, 2012, May 18, 2012, August 18, 2012, November 18, 2012, February 18, 2013 and May 18, 2013.

Aggregated Option/Exercises in Last Fiscal Year

During the fiscal year ended June 30, 2011, no stock options were exercised by our executive officers.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2011:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	11,527	184,894	196,421
Nachum Rosman	27,856	248,494	276,350
Doron Shorrer	28,446	248,494	276,940
Hava Meretzki	16,983	184,894	201,877
Isaac Braun	18,362	184,894	203,256
Israel Ben-Yoram	27,240	248,494	275,734
Shai Pines	20,478	184,894	205,372

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(i) to our consolidated financial statements for fiscal 2011 included elsewhere in this Annual Report on Form 10-K.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $10,000; meeting participation fees of $750 per in-person meeting; and for meeting participation by telephone, $350 per meeting. On May 11, 2011, the Board raised the annual director fee to $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. On May 17, 2007, the Board decided that the dollar rate would be not less then 4.25 NIS per dollar. Starting November 2008, the directors participated in a voluntary reduction of 25% on their annual fee in exchange for issuance of shares of our common stock. On April 30, 2011, the reduction on their annual fee in exchange for issuance of shares of our common stock ended. The directors are also entitled to two and a half percent (2.5%) from amounts received by us from non diluting funding and strategic deals.

On February 11, 2010 the compensation committee decided to change the meeting participation fees of Zami Aberman to a fixed compensation in the amount of total compensation received in the past 12 months ($4,100). On May 11, 2011, the Board raised the meeting participation fee of Zami Aberman to $5,110.

During fiscal 2011 we paid a total of $150,893 to directors as compensation. This amount does not include compensation to Mr. Aberman in his capacity as a director which is reflected in the Summary Compensation Table for Fiscal 2011 above. As of June 30, 2011, the directors (not including the chairman) held 2,074,353 options, restricted shares and restricted share units of which 1,413,097 were exercisable or vested, as the case may be.

The vesting of directors’ stock options and restricted stock accelerates in the following circumstances: (1) termination of a director’s position by the stockholders will result in the acceleration of 100% of any unvested options and restricted stock and (2) termination of a director’s position by resignation will result in the acceleration of 50% of any unvested options and restricted stock.

Other than as described in the preceding two paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated in this statement, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 1, 2011 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)	Percentage

Directors and Named Executive Officers

Zami Aberman Chief Executive Officer, Chairman of the Board, President and Director	1,274,985(2)	2.9%

Shai Pines Director	93,932	*

Hava Meretzki Director	194,624(3)	*

Doron Shorrer Director	236,188(4)	*

Israel Ben-Yoram Director	216,208(5)	*

Isaac Braun Director	193,355(6)	*

Nachum Rosman Director	183,182(7)	*

Mark Germain Director	438,932(8)	1.0%

Yaky Yanay Chief Financial Officer and Secretary	540,711(9)	1.3%

Directors and Executive Officers as a group (9 persons)	3,372,117(10)	7.6%

5% Shareholders

Bangor Holdings Ltd.	4,064,286(11)	9.1%
_________________
* = less than 1%

(1)  Based on 42,924,219 shares of common stock issued and outstanding as of September 1, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes options to acquire 517,500 shares.

(3)  Includes options to acquire 95,192 shares.

(4)  Includes options to acquire 116,756 shares.

(5)  Includes options to acquire 94,276 shares.

(6)  Includes options to acquire 93,923 shares.

(7)  Includes options to acquire 63,750 shares.

(8)  Includes options to acquire 307,500 shares.

(9)  Includes 20,000 warrants and options to acquire 180,000 shares.

(10) Includes 20,000 warrants and options to acquire 1,468,897 shares.

(11) The information is based solely on a Schedule13G filed with the SEC on July 14, 2010.  Schedule 13G provides that Mr. Uri Heller has shared voting and dispositive power with respect to such shares.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 20,500 shares of our common stock. As of June 30, 2011, there were 13,040 shares of our common stock still available for future grant under the plan.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	2,517,156	$3.91	2,335,748
Equity compensation plan not approved by security holders (2)	108,460	$1.58	13,040
Total	2,625,616	$3.81	2,348,788

(1)	Includes awards granted under the 2005 Plan.

(2)	Includes awards granted under the 2003 Stock Option Plan and awards not granted under either the 2003 Stock Option Plan or the 2005 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the fiscal years ended June 30, 2010 and June 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2011	Twelve months ended on June 30, 2010

Audit Fees	$70,000	$70,000

Audit-Related Fees	None	None

Tax Fees	$16,164	$5,000

All Other Fees	$60,235	$8,879

Total Fees	$146,399	$83,879

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K, the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q and providing assistance with review of other documents filed with the SEC.

Tax Fees. These fees relate to our tax compliance, tax planning and fees of relating to obtaining pre ruling with the Israeli Tax Authorities.

All Other Fees. These fees were comprised mainly of auditors consent on S-3 and S-8 and offering costs.

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

PART IV

Item 15.  Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on December 22, 2009 (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed February 11, 2010).

3.2	Amended By-laws (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed January 22, 2007).

4.1	Form of Common Stock Purchase Warrant dated October 18, 2010 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 12, 2010).

4.2
Form of Warrant Agreement by and between Pluristem Therapeutics Inc. and  American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate) (incorporate by reference to Exhibit 4.2 of our quarterly report on Form 10-Q filed on February 9, 2011).

10.1
Consulting Agreement dated September 26, 2005 between Pluristem Ltd. and Rose High Tech Ltd. (incorporated by reference to Exhibit 10.25 of our quarterly report on Form 10-QSB filed February 9, 2006).+

10.2*
Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011.

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

10.5* ^	Exclusive License Agreement dated June 19, 2011, between Pluristem Ltd. and United Therapeutics Corporation.

10.6	Form of Regulation D Securities Purchase Agreement for Common Stock and Warrants (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed on October 12, 2010).

10.7	Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on October 12, 2010).

10.8*	Summary of Directors’ Ongoing Compensation.

10.9	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on December 29, 2003) (Registration no. 333-111591).

10.10	The Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 23, 2009).

10.11	Form of Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed September 23, 2009). +

10.12	Form of Restricted Stock Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed September 23, 2009). +

10.13
Form of Restricted Stock Agreement (Israeli directors and officers) under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed September 23, 2009). +

14.1*	Amended and Restated Code of Business Conduct and Ethics adopted by the Board of Directors.

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).

23.1*       Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*       Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*       Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Zami Aberman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

*Filed herewith.

** Furnished  herewith.

+ Management contract or compensation plan.

^ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
(Zami Aberman, Chief Executive Officer,
Principal Executive Officer)
Date:  September 7, 2011

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
Dated:  September 7, 2011

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 7, 2011

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 7, 2011

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 7, 2011

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 7, 2011

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 7, 2011

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 7, 2011

By: /s/ Mark Germain
Mark Germain, Director
Dated: September 7, 2011

By: /s/ Shai Pines
Shai Pines, Director
Dated: September 7, 2011