Form 10-Q
period 2011-12-31
PLURISTEM THERAPEUTICS INC
filed 2012-02-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 44,345,101common shares issued as of February 4, 2012.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		December 31, 2011	June 30, 2011
	Note	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$6,672	$42,829
Short term bank deposits		30,491	-
Marketable securities	3	4,352	-
Prepaid expenses		217	314
Accounts receivable from the Office of the Chief Scientist		1,845	-
Other accounts receivable		266	154
Total current assets		43,843	43,297

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		1,186	179
Severance pay fund		485	452
Advance payment for leasehold improvements	6c	1,245	-
Property and equipment, net		2,883	2,088
Total long-term assets		5,799	2,719

Total assets		$49,642	$46,016

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		December 31, 2011	June 30, 2011
	Note	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,174	$1,177
Accrued expenses		231	208
Deferred revenues		923	-
Advance payment		1,926	-
Other accounts payable		722	633
Total current liabilities		4,976	2,018

LONG-TERM LIABILITIES

Deferred revenues		3,692	-
Accrued severance pay		622	576
Total long term liabilities		4,314	576

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value:
Authorized: 100,000,000 shares Issued and outstanding: 44,117,044 shares as of December 31, 2011, 42,443,185 shares as of June 30, 2011		- (* )	- (*	)
Additional paid-in capital		97,924	94,375
Accumulated deficit		(57,438)	(50,953)
Other comprehensive loss		(134)	-
		40,352	43,422

		$49,642	$46,016

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,		Year ended June 30,
	2011	2010	2011	2010	2011
	Unaudited	Unaudited	Unaudited	Unaudited	Audited

Revenues	$385	$-	$231	$-	$-

Research and development expenses	(5,844)	(3,687)	(2,976)	(2,186)	(8,311)

Less participation by the Office of the Chief Scientist and other parties	1,921	1,111	1,902	608	1,682

Research and development expenses, net	(3,923)	(2,576)	(1,074)	(1,578)	(6,629)

General and administrative expenses	(2,912)	(2,002)	(1,275)	(1,246)	(4,485)

Operating loss	(6,450)	(4,578)	(2,118)	(2,824)	(11,114)

Financial (expenses) income, net	(35)	68	126	3	266

Net loss for the period	$(6,485)	$(4,510)	$(1,992)	$(2,821)	$(10,848)

Loss per share:

Basic and diluted net loss per share	$(0.15)	$(0.20)	$(0.05)	$(0.11)	$(0.35)

Weighted average number of shares used in computing basic and diluted net loss per share	43,225,017	22,954,736	43,669,466	24,897,022	31,198,825

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY (AUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity

Balance as of July 1, 2010	20,888,781	$	(*	)	$44,086	$(40,105)	$3,981

Issuance of common stock and warrants related to October 2010 agreements, net of issuance costs of $244	4,375,000		(*	)	5,006	-	5,006

Issuance of common stock and warrants related to February 2011 secondary offering, net of issuance costs of $2,970	12,650,000		(*	)	38,142	-	38,142

Exercise of warrants by investors and finders	2,442,714		(*	)	3,593	-	3,593

Exercise of options by employees and consultants	103,943		(*	)	68	-	68

Issuance of common stock related to investor relations agreements	90,000		(*	)	155	-	155

Stock based compensation to employees, directors and non-employees consultants	1,892,747		(*	)	3,325	-	3,325

Net loss for the period	-		-		-	(10,848)	(10,848)

Balance as of June 30, 2011	42,443,185	$	(*	)	$94,375	$(50,953)	$43,422

(*)   Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Deficit	Total Stockholders’
	Shares	Amount			Capital	Loss	Accumulated	Equity

Balance as of July 1, 2011	42,443,185	$	(*	)	$94,375	$-	$(50,953)	$43,422

Exercise of options by employees and consultants	23,000		(*	)	14	-	-	14

Exercise of warrants by investors and finders	283,266		(*	)	371	-	-	371

Stock based compensation to employees, directors and non-employees consultants	1,367,593		(*	)	3,164	-	-	3,164

Unrealized loss on available for sale marketable securities	-		-		-	(134)	-	(134)

Net loss for the period	-		-		-	-	(6,485)	(6,485)

Balance as of December 31, 2011	44,117,044	$	(*	)	$97,924	$(134)	$(57,438)	$40,352

(*)   Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Six months ended December 31,		Year ended June 30,
	2011	2010	2011
	Unaudited	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,485)	$(4,510)	$(10,848)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	199	144	312
Capital loss	-	8	8
Impairment of property and equipment	-	-	11
Stock-based compensation to employees, directors and non-employees consultants	1,904	1,464	3,325
Stock compensation to investor relations consultants	-	78	155
Decrease (increase) in other accounts receivable	(1,960)	317	656
Decrease (increase) in prepaid expenses	97	(15)	(273)
Increase (decrease) in trade payables	(1)	254	455
Increase in other accounts payable and accrued expenses	112	34	375
Increase in deferred revenues	4,615	-	-
Increase in advance payment	1,926	-	-
Increase (Decrease) in interest receivable on short-term deposit	(240)	15	15
Linkage differences and interest on short-term restricted lease deposit	22	-	-
Linkage differences and interest on long-term restricted lease deposit	5	(3)	(4)
Amortization of discount, premium and changes in accrued interest from marketable securities	(33)	-	-
Accrued severance pay, net	13	(5)	58
Net cash provided by operating activities	$174	$(2,219)	$(5,755)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(996)	$(560)	$(962)
Investment in short-term deposits	(30,273)	-	-
Proceeds from short-term deposits	-	898	898
Proceeds from sale of property and equipment	-	28	29
Investment in long-term deposits	(1,011)	(12)	(14)
Repayment of long-term restricted deposit	2	13	13
Proceeds from sale of available for sale marketable securities	50	-	-
Purchase of available for sale marketable securities	(4,503)	-	-
Net cash provided by (used in) investing activities	$(36,731)	$367	$(36)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Six months ended December 31,		Year ended June 30,
	2011	2010	2011
	Unaudited	Unaudited	Audited
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$-	$5,015	$43,400
Exercise of warrants and options	400	17	3,661
Repayment of long-term loan	-	(24)	(24)
Net cash provided by financing activities	$400	$5,008	$47,037

Increase (decrease) in cash and cash equivalents	(36,157)	3,156	41,246
Cash and cash equivalents at the beginning of the period	42,829	1,583	1,583
Cash and cash equivalents at the end of the period	$6,672	$4,739	$42,829

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$10	$7	$11

(b) Supplemental disclosure of non-cash activities:
Increase (decrease) in fair value of marketable securities	$(134)	$-	$-
Purchase of property and equipment in credit	$121	$73	$123
Issuance of shares in consideration of accounts receivable	$-	$243	$-
Issuance of shares in consideration of leasehold improvements	$1,245	$-	$-

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

b.
The Company is a bio-therapeutic company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $57,438 through December 31, 2011 and the Company incurred a net loss of $6,485 for the six months ended December 31, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) agreement, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

The Company was in the development stage from its inception until July 2011 (see 2a below).

c.
Since December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol PSTI. On May 7, 2007, the Company’s shares also began trading on Europe’s Frankfurt Stock Exchange under the symbol PJTA.

On December 19, 2010, the Company’s shares began trading on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

d.	Licence Agreement:

On June 19, 2011, the Company entered into an exclusive license agreement, or the License Agreement, with United Therapeutics, for the use of its PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension ("PAH").  The License Agreement provides that United Therapeutics will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and $2,000 refundable advance payment on the development ; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company expenses if the Company establishes a manufacturing facility in North America upon meeting certain milestones; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.

On August 2, 2011, the License Agreement became effective following the consent of the Office of the Chief Scientist of Israel.

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

d.	Revenue Recognition from the license Agreement with United Therapeutics

The Company recognizes revenue pursuant to the License Agreement with United Therapeutics in accordance with ASC 625-25  "Revenue Recognition, Multiple-Element Arrangements".  Pursuant to this guidance, the Company determined that its arrangement with United Therapeutics involves multiple revenue-generating deliverables that should be accounted for as a separate units of accounting for revenue recognition purposes.

The Company received an up-front, non-refundable license payment of $5,000. Additional payments totaling $37,500 are subject to the Company's meeting certain milestones.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

d.	Revenue Recognition from the license Agreement with United Therapeutics (cont.)

The non-refundable upfront license fee of $5,000 is deferred and recognized over the related performance period in accordance with SAB 104 "Revenue Recognition". The Company estimated the performance period of the development of approximately 5.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period, resulting in revenue of $385 for the six months ended December 31, 2011.
The additional milestones payments will be recognized upon the achievement of the specific milestone, in accordance with EITF Issue No. 08-9, “Milestone Method of Revenue Recognition".

The Company also received a refundable, advance payment on the development, of $2,000 that will be deductible against development expenses as it accrued. This upfront payment received and not recognized as revenues is included in the balance sheet as advanced payment. All expenses related to the development, on cost basis, shall be repaid to the Company by United Therapeutics. The Company is deducting the payments from the R&D expenses in accordance with ASC 730 "Research and Development".
During the six month period ended December 31, 2011, the Company deducted an amount of approximately $74.

e.	Fair value of financial instruments:

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

f.	Impact of recently issued accounting standards:

On June 16, 2011, the  Financial Accounting Standards Board  issued ASU No. 2011-05, “Presentation of Comprehensive Income”.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

f.	Impact of recently issued accounting standards: (cont.)

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

For additional description of recent accounting pronouncements relevant to the Company, please refer to “Recently issued accounting standards” included in Note 2 in the financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

NOTE 3:- MARKETABLE SECURITIES

As of December 31, 2011, all of the Company’s marketable securities were classified as available-for-sale.

	December 31, 2011				June 30,2011
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Equity Funds	$1,108	$21	$(20)	$1,109	$-	$-	$-	$-
Corporate debentures – fixed interest rate	196	1	-	197	-	-	-	-
	$1,304	$22	$(20)	$1,306	$-	$-	$-	$-
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,355	3	(43)	1,315	-	-	-	-
Corporate debentures – fixed interest rate	879	-	(42)	837	-	-	-	-
	$2,234	$3	$(85)	$2,152	$-	$-	$-	$-
Available-for-sale - matures after five year through ten years:
Government debentures – fixed interest rate	545	-	(30)	515	-	-	-	-
Corporate debentures – fixed interest rate	403	-	(24)	379	-	-	-	-
	$948	$-	$(54)	$894	$-	$-	$-	$-
	$4,486	$25	$(159)	$4,352	$-	$-	$-	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the Company measures its available-for-sale marketable securities contracts at fair value.

	December 31, 2011			June 30, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short term deposits	$30,491	$-	$-	$-	$-	$-
Corporate bonds	4,352	-	-	-	-	-
Foreign currency cash flow hedges	-	(171)	-	-	7	-
Total	$34,843	$(171)	$-	$-	$7	$-

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that occurred during the six months ended December 31, 2011 includes the following:

a.	An amount of $1,157 was pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

b.
In July 2011, the Company has entered into an agreement with MTM – Scientific Industries Center Haifa Ltd., for the leasing and construction of a new GMP manufacturing facility. The new facility will be located near the Company’s headquarters and existing facilities in MATAM Park, Haifa, Israel. According to the agreement, the lease of the new facility is expected to commence in January 2012 for a period of approximately 5 years with an option to extend the lease for an additional 5 year period.

The Company has issued an additional bank guarantee in favor of MTM in the amount of approximately $263.

c.
In December 9, 2011, the Company has entered into an agreement with Aseptic Technologies for the rental of a machine. The Company has issued an additional bank guarantee in favor Aseptic Technologies in amount of approximately $81.

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

The Company's authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.  No shares of preferred stock have been issued.

b.
In July till December 2011, a total of 156,122 warrants were exercised via a “cashless” exercise, resulting in the issuance of 77,166 shares of common stock to investors of the Company. In addition 206,100 warrants were exercised and resulted in the issuance of 206,100 shares of common stock by investors of the Company. The aggregate cash consideration received was $371.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

c.	On October 26, 2011, the Company issued 500,000 shares as an advance payment to Biopharmax as part of the agreement for building the new Company facility.

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

As of December 31, 2011, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 10,505,995.  1,131,281 shares are still available for future grant under the 2005 Plan as of December 31, 2011.  Under the 2003 Plan 20,500 options are authorized for issuance, and 15,296 options are still available for future grant as of December 31, 2011.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718, "Compensation — Stock Compensation". A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Six months ended December 31, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,200,616	$3.84
Options exercised	(18,000)	0.62
Options forfeited	(64,046)	3.65
Options outstanding at end of the period	2,118,570	$3.88	5.39	$981
Options exercisable at the end of the period	2,118,570	$3.88	5.39	$981
Options vested and expected to vest	2,118,570	$3.88	5.39	$981

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Research and development expenses	$-	$3	$-	$1
General and administrative expenses	-	4	-	-
	$-	$7	$-	$1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

e.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b. Options and warrants to non-employees:

On December 21, 2011, the Company's Compensation Committee approved a grant of a total of 12,000 options to the Company's consultants

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Six months ended December 31, 2011
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	425,000	$3.65
Options and warrants granted	12,000	-
Options and warrants exercised	(5,000)	0.62
Options and warrants outstanding at end of the period	432,000	$3.58	4.61	$469

Options and warrants exercisable at the end of the period	411,000	$3.77	4.35	$417

Options and warrants vested and expected to vest	432,000	$3.58	4.61	$469

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Research and development expenses	$19	$17	$9	$7
General and administrative expenses	15	1	7	-
	$34	$18	$16	$7

Future expenses related to options and warrants granted to consultants for an average time of almost two years is $40.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

e.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c.  Restricted stock and restricted stock units to employees and directors:

On December 21, 2011, the Company's Compensation Committee approved a grant of a total of 1,547,250 restricted stock units to the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the six months ended December 31, 2011:

Number
Unvested at the beginning of period	2,138,955
Granted	1,573,638
Forfeited	(10,623)
Vested	(814,160)
Unvested at the end of the period	2,887,810
Expected to vest after December 31, 2011	2,838,670

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Research and development expenses	$483	$417	$230	$282
General and administrative expenses	1,290	821	612	588
	$1,773	$1,238	$842	$870

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of almost two years is $4,975.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

e.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d. Restricted stock and restricted stock units to consultants:

During the six months ended December 31, 2011, the Company granted to several consultants and service providers restricted stock.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the six months ended December 31, 2011:

Number
Unvested at the beginning of period	149,998

Granted	433

Vested	(53,431)
Unvested at the end of the period	97,000
Expected to vest after December 31, 2011	97,000

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Research and development expenses	$112	$74	$53	$50
General and administrative expenses	1	127	1	74
	$113	$201	$54	$124

Future expenses related to restricted stock and restricted stock units granted to consultants for an average time of almost two years is $58.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

f.     Summary of warrants and options:

A summary of all the warrants and options outstanding as of December 31, 2011 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)

Warrants:	$1.00	2,014,518	2,014,518	1.92
	$1.12	114,794	114,794	0.32
	$1.20	12,500	12,500	0.80
	$1.25 – 1.28	762,642	762,642	0.99
	$1.40 - $ 1.50	1,768,040	1,768,040	2.83
	$1.60	181,221	181,221	3.28
	$1.80 - $ 1.96	3,721,445	3,721,445	2.46
	$2.50	81,298	81,298	0.46
	$4.20	5,060,000	5,060,000	4.59
	$5.00	2,394,585	2,394,585	0.49
Total warrants		16,111,043	16,111,043

Options:	$0.00	110,000	89,000	8.01
	$0.62	471,612	471,612	6.74
	$1.04-$ 1.45	145,006	145,006	3.62
	$2.97	20,000	20,000	6.36
	$3.50	982,938	982,938	4.92
	$3.72 - $ 3.80	31,550	31,550	4.94
	$4.00	42,500	42,500	4.80
	$4.38 - $ 4.40	464,304	464,304	5.34
	$6.80	36,250	36,250	5.87
	$8.20	46,670	46,670	4.04
	$20.00	142,500	142,500	4.48
Total options		2,493,330	2,472,330

Total warrants and options		18,604,373	18,583,373

This summary does not include 2,984,810 restricted stock units that are not vested as of December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include, but are not limited to, statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, the safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated, our plans, intentions or expectations regarding clinical studies and publication of results of such studies, our expectations regarding our short and long-term capital requirements and sufficiency of our capital resources, our plans to raise additional funding, including non-dilutive funding and governmental grants, the success of our plans to develop in house manufacturing capacity of clinical grade PLX cells in commercial quantities, the expansion of our relationships with research and clinical institutions as well as collaboration with other companies and information with respect to any other plans and strategies for our business. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

We believe that intramuscular administration, which means that the cells are administrated locally to the muscle and not systemically, may be suitable for a number of different clinical indications. Such indications include peripheral artery disease, or PAD, critical limb ischemia, or CLI, intermittent claudication, muscle injuries, thromboangiitis obliterans, or Buerger's disease, neuropathic pain, wound healing and orthopedic injuries.  In addition, we have reported pre-clinical studies utilizing successfully our proprietary PLX cells when administered systemically via the intravenous route in treating multiple sclerosis, ischemic stroke, inflammatory bowel disease and radiation exposure.  Under our exclusive license agreement, or the United Agreement, with United, we plan to participate in the development and commercialization of a PLX cell-based product for the treatment of Pulmonary Arterial Hypertension, or PAH.

Our first product in development, called PLX-PAD, is intended to improve the quality of life of millions of people suffering from PAD.  In November 2011, following completion of twelve month clinical follow-ups using our PLX cells in CLI, the end-stage of PAD, we announced that the data collected from our two open-label, dose-escalation, Phase I clinical trials conducted in the United States and Germany demonstrated a safe immunologic profile at all dosage levels and found PLX-PAD to be potentially effective in treating patients suffering from CLI. During the Phase I clinical trials we have collected information regarding the Amputation Free Survival, or AFS, rate and since our Phase I clinical trials did not include control groups, we compared the data with another published CLI trial's control data, or Historical Data. The data showed that from a total of twenty-seven patients, four treatment failures, or Event, occurred during the observation period of twelve months, which resulted in an AFS rate of 85.2%, as opposed to Historical Data of 66.8% for the same time period. This corresponded to an Event rate of 14.8%, as opposed to Historical Data showing a 33.2% Event rate.

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

In January 2012, we announced that our wholly owned subsidiary, Pluristem Ltd., received approval for a NIS 9 million (approximately $2.4 million) grant from the Office of the Chief Scientist, or the OCS, within the Israeli Ministry of Industry, Trade and Labor. Once received, the grant will be used to cover R&D expenses for the period March 2011 to February 2012.  This is the sixth grant received by us from the OCS and is subject to the same repayment restrictions of royalties as the prior grants.

Critical accounting policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Revenue Recognition

We recognize revenue pursuant to the United Agreement in accordance with ASC 625-25 "Revenue Recognition, Multiple-Element Arrangements".  Pursuant to this guidance, we determined that our arrangement with United involves multiple revenue-generating deliverables that should be accounted for as separate units of accounting for revenue recognition purposes.

We received an up-front, non-refundable license payment of $5,000,000. Additional payments totaling $37.5 million are subject to our Company's meeting certain milestones. The non-refundable upfront license fee of $5,000,000 is deferred and recognized over the related performance period in accordance with SAB 104 "Revenue Recognition". We estimated the performance period of the development of approximately 5.5 years.  Future changes in estimates of the performance period may materially impact the timing and amounts of future revenue recognized.  The license fee will be recognized on a straight line basis as revenue over the estimated development period, resulting in revenue of $385,000 for the six months ended December 31, 2011.

The additional milestones payments will be recognized upon the achievement of the specific milestone, in accordance with EITF Issue No. 08-9, “Milestone Method of Revenue Recognition".

We also received a refundable, advance payment on the development, of $2,000,000 that is deductible against development expenses as it accrued. This upfront payment received and not recognized as revenues is included in the balance sheet as advanced payment. All expenses related to the development, on cost basis, shall be repaid to us by United. We are deducting the payments from the R&D expenses in accordance with ASC 730 "Research and Development".

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2010.

Revenues

Revenues for the six months ended December 31, 2011 in the amount of $385,000 are from the United Agreement.  We did not generate revenues during the six months ended December 31, 2010.

Revenues for the three months ended December 31, 2011 in the amount of $231,000 are from the United Agreement.  We did not generate revenues during the three months ended December 31, 2010.

Research and Development

Research and development expenses, net of participation of the OCS and other grants, for the six months ended December 31, 2011 increased by 52% from $2,576,000 for the six months ended December 31, 2010 to $3,923,000.  This increase is attributed to the following reasons: The material increase in our in-house research and development activity, the increase in expenses related to the clinical and preclinical trials we are involved with and timing of approval of the OCS program.  The material increase in research and development expenses resulted from increase in our salaries and lab materials expenses due to, among other things, hiring 27 new employees since December 2010. In addition, the research and development expenses for the six months ended December 31, 2011 are net of participation of the OCS for ten months in the amount of $1,896,000, compared to participation of the OCS for the six months ended December 31, 2010 which are $1,111,000.

Research and development expenses, net of participation of the OCS and other grants, for the three months ended December 31, 2011 decreased by 32% from $1,578,000 for the three months ended December 31, 2010 to $1,074,000.  This decrease is attributed to the following reasons: timing of approval of the OCS program, which resulted in $1,896,000 recognized in the three months ended December 31, 2011, compared with $608,000 recognized in the three months ended December 31, 2011, partially offset by an increase in our in-house research and development activity and the increase in expenses related to the clinical and preclinical trials we are involved with.  The increase in research and development expenses resulted from an increase in our salaries due to, among other things, hiring 27 new employees since December 2010, and increases in laboratory materials expenses.

General and Administrative

General and administrative expenses for the six months ended December 31, 2011 increased by 45% from $2,002,000 for the six months ended December 31, 2010 to $2,912,000 mainly due to stock-based compensation expenses related to our employees and consultants which increased by approximately $595,000 and due to general and administrative costs related to the United Agreement such as bonuses that our officers and directors were entitled to as part of our bonus plan and legal fees involved.

General and administrative expenses for the three months ended December 31, 2011 increased by 2% from $1,246,000 for the three months ended December 31, 2010 to $1,275,000.

Financial Income, net

Financial income decreased from $68,000 for the six months ended December 31, 2010 to an expense of $35,000 for the six months ended December 31, 2011 due to exchange rate adjustments.

Financial income increased from $3,000 for the three months ended December 31, 2010 to $126,000 for the three months ended December 31, 2011 due to an increase in interest income on bank deposits due to higher cash balances partially offset by exchange rate adjustments.

Net Loss

Net loss for the six and three months ended December 31, 2011 was $6,485,000 and $1,992,000, respectively, as compared to net loss of $4,510,000 and $2,821,000 for the six and three months ended December 31, 2010, respectively. Net loss per share for the six and three months ended December 31, 2011 was $0.15 and $0.05, respectively, as compared to $0.20 and $0.11 for the six and three months ended December 31, 2010.

For the periods ended December 31, 2011 and December 31, 2010, we had weighted average shares of common stock outstanding of 43,225,017 and 22,954,736, respectively, that were used in the computations of net loss per share. The increase in weighted average common shares outstanding reflects mainly the shares of common stock issued in offerings that took place since December 2010 and shares issued as a result of exercise of warrants and options.

Liquidity and Capital Resources

As of December 31, 2011, total current assets were $43,843,000 and total current liabilities were $4,976,000. On December 31, 2011, we had a working capital surplus of $38,867,000, stockholders' equity of $40,352,000 and an accumulated deficit of $57,438,000. We finance our operations and plan to continue doing so from our existing cash, licensing agreements, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of December 31, 2011 amounted to $6,672,000.  This is a decrease of $36,157,000 from the $42,829,000 reported as of June 30, 2011, which is mainly due to our investing in short-term and long-term bank deposits and in marketable securities, as further detailed below.

Cash balances decreased in the six months ended December 31, 2011 for the reasons presented below.

Operating activities provided cash of $174,000 in the six months ended December 31, 2011. Cash provided by operating activities in the six months ended December 31, 2011 primarily consisted of receiving the upfront payment related to the United Agreement in the amount of $7,000,000 offset by payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of clinical studies.

Investing activities used cash of $36,731,000 in the six months ended December 31, 2011. The investing activities consisted primarily of investing in short-term and long-term bank deposits and in marketable securities.  The investments were made in accordance with the policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return.  Such policy further provides that we should hold the vast majority of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in USD and we use forward and options contracts in order to hedge our exposures to currencies other than the USD.

Financing activities generated cash of $400,000 during the six months ended December 31, 2011 from exercises of warrants by shareholders and exercises of options by employees and consultants.

During the past six months, 206,100 warrants were exercised in consideration for $370,980, and 156,122 warrants were exercised on a cashless basis  resulting in the net issuance of 77,166 shares of stock.

During the six months ended December 31, 2011, we received approximately $16,000 from the OCS towards our research and development expenses.  The OCS has supported our activity in the past five years. Recently we have received the OCS's approval of the sixth year grant in the amount of NIS 9 million (approximately $2.4 million) for participation in R&D expenses occurred during the period from March 1, 2011 and February 29, 2012. In January 2012, we filed an application for a seventh year program. There is no assurance that the OCS will approve a grant for the seventh year's R&D activity.  The amount of the grant is also not certain.

We have accumulated a deficit of $57,438,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement, which we may use in the future to raise additional funds.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, we issued 433 shares to an investor relations consultant as partial consideration for services the consultant provides to the Company.

In October 2011, we issued 500,000 shares to our new facility contractor as partial consideration for services it is providing to the Company.

In December 2011 we issued 210,000 restricted stock units to two companies controlled by two of our directors in connection with compensation for such director’s services to us.

All of the above issuances and sales were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

On February 9, 2012, our Board of Director amended Section 4 of Article I of our By-laws to provide that the quorum in an adjourned meeting of the our shareholders shall be thirty three and one third percent (33 1/3%) of the Stock issued and outstanding and entitled to vote thereat instead of 10%.  An amended and restated version of our By-laws is filed herewith as exhibit 3.1.

Item 6. Exhibits.

3.1	Amended and Restated By-laws.

10.1	Summary of Construction Agreement dated October 30, 2011 by and between Pluristem Ltd. and Biopharmax Group (1996) Ltd..

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Statements of Changes in Stockholders (Deficiency) and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  February 9, 2012

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  February 9, 2012