Form 10-K
period 2012-06-30
PLURISTEM THERAPEUTICS INC
filed 2012-09-10
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒               Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$104,694,313

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

47,456,785 as of September 1, 2012

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Pluristem" mean Pluristem Therapeutics Inc. and our wholly owned Israeli subsidiary, unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's Discuss and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, the exclusive license agreement we entered into with United Therapeutics Corporation, the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions, our pre-clinical and clinical trials plans, our belief that PLX cells may be effective in supporting bone marrow transplantation and in treating bone marrow suppression from radiation and chemotherapy, achieving regulatory approvals, the building of a manufacturing facility and expanding our manufacturing capacity, developing capabilities for new clinical indications of placenta expanded cells (PLX), the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and future periods and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A. "Risk Factors", and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.    Business.

Our Current Business

We are a bio-therapeutics company developing standardized cell therapy products for the treatment of life threatening diseases.  We are developing a pipeline of products, stored ready-to-use, derived from human placenta, a non-controversial, non-embryonic, adult cell source. Placental-derived adherent stromal cells are grown using our proprietary PluriX™ three-dimensional process that allows cells to grow in a natural environment and enables us to produce large quantities of clinical grade cells.  We refer to the cells that are grown in the PluriX™ as our PLacental eXpanded cells, or PLX cells.  We are expanding our in-house manufacturing capacity so that we will be able to grow large scale quantities of our cells efficiently and without reliance on outside vendors.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned research and development subsidiary in Israel called Pluristem Ltd. We operate in one segment, namely, the research, development, and commercialization of cell therapeutics and related technologies.

Our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders using several methods of administration.  We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies, such as United Therapeutics Corporation, or United.  We plan to have in-house manufacturing capacity to grow clinical grade PLX cells in commercial quantities and to control all of our proprietary manufacturing processes in order to assist in executing this strategy.

We believe that intramuscular administration, or IM, which means that the cells are administrated locally to the muscle and not systemically, may be suited for a number of different clinical indications. Such indications include peripheral artery disease, or PAD, critical limb ischemia, or CLI, intermittent claudication, or IC, muscle injuries, thromboangiitis obliterans, or Buerger's disease, neuropathic pain, wound healing, orthopedic injuries, bone marrow diseases and acute radiation syndrome.  In addition, we have reported the results of animal and other pre-clinical studies that demonstrated the potential utility of  our PLX cells, using other several administrating methods, for the treatment of  multiple sclerosis, ischemic stroke, inflammatory bowel disease, acute myocardial infraction, diabetic diastolic heart failure, interstitial lung disease and radiation exposure.  Under our exclusive license agreement with United, or the United Agreement, we plan to participate in the development and commercialization of a PLX cell-based product for the treatment of pulmonary arterial hypertension, or PAH.

Our first product in development, called PLX-PAD, is intended to improve the quality of life of millions of people suffering from PAD.

Recent Developments

Clinical Activities

A seven year old girl suffering from aplastic bone marrow disease was given two doses of PLX cells intramuscularly in a compassionate use situation. Approximately 10 days following the last administration of PLX cells, which took place on March 28, 2012, the patient's hematological parameters began to significantly improve.  We believe that this clinical result suggests that PLX cells may be effective in supporting bone marrow transplantation and in treating bone marrow suppression from radiation and chemotherapy. Additionally, this case  suggests that PLX cells administered locally into muscle tissue may have systemic effects.  The treatment was made under the Israeli government's compassionate use program.

In August 2012, we announced that the injection of PLX cells in a patient suffering from bone marrow failure in which there was a dangerous reduction in the number of red blood cells, white blood cells, and platelets (pancytopenia) caused a meaningful improvement in her clinical condition leading to her discharge from the hospital. The treatment was made under the Israeli government's compassionate use program.

In September 2012, we announced that our PLX cells were  administered to a third patient suffering from Acute Myeloid Leukemia in Hadassah Medical Center and  his clinical condition and wellbeing significantly improved, resulting in his release from the hospital.   The treatment was made under the Israeli government's compassionate use program.

In April 2012, we received clearance from the U.S. Food and Drug Administration, or the FDA, for our investigational new drug application for the use of PLX-PAD in a phase II clinical trial in IC. The trial will evaluate the safety and efficacy of two different doses of PLX-PAD compared to a placebo administered by one or two intramuscular injections. The trial is expected to be conducted at several leading U.S. clinical sites.

In August 2012, we announced that we received clearance from the Paul-Ehrlich-Institute, the medical regulatory body in Germany, to commence a Phase I/II randomized, double blind, placebo controlled study to assess the safety and efficacy of PLX cells, through intramuscular injections, for the regeneration of injured gluteal musculature following total hip replacement.

Pre-Clinical Activities

We recently announced the results of two  pre-clinical studies using our PLX cells in animals for the treatment of acute myocardial infarction and diabetic diastolic heart failure. In the heart attack study, PLX cells reduced the area of infarction and improved cardiac hemodynamic parameters. In the diabetic diastolic heart failure study, conducted under the European Commission's Seventh Framework Program (FP7) Collaboration, data suggest that cardiac function in animals with diabetic-induced diastolic dysfunctional heart failure improved following the administration of PLX cells.

In June 2012, we announced the completion of a  pre-clinical study measuring the effectiveness of our PLX cells when administered intramuscularly in animals whose bone marrow had been previously irradiated.  This approach may produce systemic benefits for a number of hematological disorders, as well as primary and secondary bone marrow failure, such as in radiation sickness and possibly for some complications from chemotherapy and radiotherapy.

In July 2012, we announced an invitation from the U.S. National Institute of Allergy and Infectious Diseases to submit our PLX cells to the Institute for evaluation in models of hematopoietic and gastrointestinal acute radiation syndrome.

In July 2012, we also announced the results of pre-clinical studies in animals that show that PLX cells may be effective in reducing pulmonary fibrosis and improving lung function in a group of diseases collectively called interstitial lung disease.

Scientific Background

Cell therapy is an emerging and promising field within the regenerative medicine area.  The characteristics and properties of cells vary as a function of tissue source and growth conditions.  The human placenta provides a unique, renewable, uncontroversial source of non-embryonic, adult cells and represents a new approach in the cell therapy field.

The use of our PLX cells for human therapy does not require tissue matching prior to administration.  Thus, it allows for the development of a ready-to-use "off-the-shelf" product.

Our Technology

We develop and intend to commercialize cell therapy production technologies and products. We are expanding non-controversial, placental-derived Adherent Stromal Cells, or ASCs, by a proprietary three dimensional (3D) process, termed PluriX™, and using the cells in therapeutics for a variety of degenerative, ischemic, inflammatory and autoimmune disorders.

PluriX™ uses a system of stromal cell cultures and substrates to create an artificial three dimensional environment where placental-derived stromal cells (obtained after birth) can grow. Our three-dimensional process enables the large scale production of reproducible, high quality cell products, and is capable of manufacturing large numbers of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Product Candidates

•	PLX-PAD - Intermittent Claudication, Critical Limb Ischemia, and Buerger's disease.

We are developing PLX-PAD cells as an allogeneic therapeutic product to treat CLI, IC, and Buerger's disease which results from PAD. PLX-PAD cells are stored and can be shipped to hospitals and clinics immediately for use as IM treatment to the affected limb in clinical trials for patients suffering from CLI, IC and Buerger's disease. Two Phase I clinical trials were performed to evaluate the safety of PLX-PAD in patients with CLI.  The trials were conducted in parallel in Germany and the U.S.  The trial in Germany was performed at the Franziskus-Krankenhaus Institute of Berlin and a total of 15 patients were enrolled in this trial.  The trial in the U.S  was performed at: Duke University Hospital, Stanford University Hospital and the Center for Therapeutic Angiogenesis (supported by the University of Alabama).  A total of 12 adults with the disease were included in this clinical trial in the U.S.

In November 2011, following completion of twelve month clinical follow-ups using our PLX cells in CLI, the end-stage of PAD, we announced that the data collected from our two open-label, dose-escalation, Phase I clinical trials demonstrated a safe immunologic profile at all dosage levels and found PLX-PAD to be potentially effective in treating patients suffering from CLI. During the Phase I clinical trials, we collected information regarding the Amputation Free Survival, or AFS, rate. Because our Phase I clinical trials did not include control groups, we compared the data with another published CLI trial's control data, or Historical Data. The data showed that from a total of twenty-seven patients, four treatment failures, or Events, occurred during the observation period of twelve months, which resulted in an AFS rate of 85.2%, as opposed to Historical Data of 66.8% for the same time period. This corresponded to an Event rate of 14.8%, as opposed to Historical Data showing a 33.2% Event rate.

Intermittent Claudication, Critical Limb Ischemia, and Buerger's disease

PAD arises when there is significant narrowing of arteries supplying blood to the extremities, most commonly the legs. Narrowing of these arteries is usually caused by cholesterol build-up in the artery (atherosclerosis) but can occur from an inflammation of the arterial wall (arteritis). Patients afflicted with PAD have symptoms that range from calf pain on exercise (IC) to resting pain, skin ulceration, or gangrene in people with CLI. About 15% of people with IC eventually develop CLI1, particularly if they are afflicted with risk factors associated with the development and worsening of PAD and include cigarette smoking, diabetes, hypertension and obesity.

Buerger's Disease, or thromboangiitis obliterans, is a rare and severe disease affecting the blood vessels of the extremities. It is characterized by inflammation and clotting of the vessels that result in a reduced blood flow to these areas. Severe pain and ulcers or necrosis of the extremities may occur, which may lead to amputation.

According to the Sage Group report from 2012, about 18 million people in the U.S. had PAD in 2010. This includes 4 million people in the US with CLI. With the ageing population, the PAD prevalence is projected to exceed 21 million by 2020.

Medications such as vasodilators and anti-platelet therapies are used for treating PAD.  Endovascular therapies such as balloon dilation and revascularization surgery can be quite helpful for selected patients. However, it has been estimated that approximately 25% of CLI patients are not suitable for such procedures2.  According to the Sage Group 2012 report, the estimated number of CLI patients and limbs currently diagnosed and treated is only 15%.

•	PLX for the treatment of Muscle Injury

We are developing PLX for the treatment of Muscle Injury, through intramuscular injections, for the regeneration of injured gluteal musculature following total hip replacement.

In August 7, 2012 we announced that we received approval from the Paul-Ehrlich-Institute (PEI), the medical regulatory body in Germany, to commence a Phase I/II randomized, double blind, placebo controlled study to assess the safety and efficacy of its PLX cells, through intramuscular injections, for the regeneration of injured gluteal musculature following total hip replacement.

1See Intermittent claudication: a risk profile from the Framingham Heart Study. Circulation 1997;96:44–49.

2See Histological changes after implantation of autologous bone marrow mononuclear cells for chronic critical limb ischemia. Bone Marrow Transplant. 2007 May; 39(10):647-8.

Muscle damage is a common result of hip replacement surgery, which is rising in incidence in Europe and other developed nations. The incidence of hip replacement surgery in the European Union is approximately 150 per 100,000 people. On average, the number of hip replacement surgeries in the European Union increased one-third between 1998 and 2008. We believe that in the United States there are 300,000 total and partial hip replacements each year.

Injuries to muscle are common. It has been reported that skeletal muscles are involved in up to 55% of all injuries sustained in sports (Lehto MU, Jarvinen MJ. Muscle injuries, their healing process and treatment. Ann Chir Gynaecol 1991;80:102).

•	PLX for the treatment of bone marrow disease

We are developing PLX for the treatment of bone marrow diseases. In 2012,  three patients in Israel were treated under the Israeli government's compassionate use program - see above under "Business – Recent Developments”. The clinical improvements observed in the three patients treated with PLX cells suggest that these cells could potentially assist in the recovery of bone marrow following bone marrow transplant failure or other conditions where the bone marrow is significantly compromised.

In July 2012, we announced our intension to enter the bone marrow disease market by first applying to the U.S. Food and Drug Administration for approval of our PLX cells for the treatment of aplastic bone marrow as an orphan drug. Aplastic anemia, is a disease in which bone marrow greatly decreases or stops production of blood cells and which strikes five to ten people in every million.

•	Other Target Diseases and Treatments

There have been positive preclinical results administering PLX cells in several additional indications.  The table below summarizes the status of the studies we have performed for a number of other indications.

Indication	Status
Pulmonary Disorders	Pre-clinical
Acute Radiation syndrome	Pre-clinical
Acute Myocardial Infarction	Pre- clinical
Diabetic Diastolic Heart Failure	Pre-Clinical
Neuropathic Pain	Pre-clinical
Inflammatory Bowel Disease	Proof of concept
Multiple Sclerosis	Proof of concept
Ischemic Stroke	Pre-clinical

In addition, under the United Agreement, we plan to continue to participate in the development and commercialization of a PLX cell-based product for the treatment of PAH.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the owner of 21 issued patents and 85 patent applications in the U.S. and Europe as well as in additional countries worldwide, including in the Far East and South America.

Based on the well established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their manufacturing process, our patent portfolio includes multi-layered claims on the various aspects of ASC technology.

Our patent and patent applications portfolio includes claims on:

•	Our propriety expansion method for 3D Stromal Cells;
•	Composition of matter claims on the cells;
•	The therapeutic use of PLX cells for the treatment of a variety of medical conditions; and
•	Selection criteria for determination of cells suitable for administration.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field and have established the ability to manufacture clinical grade PLX cells at our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are kept as know-how and trade secrets, protected by Pluristem's confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance of services for us.

We have no obligations to pay royalties to any third party, except for: (i) royalties payable to the Israeli Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS, which are limited to repayment the grant amount received plus interest (see note 8e to our audited consolidated financial statements for fiscal 2012 included elsewhere in this Form 10-K); and (ii) royalties payable to the Berlin-Brandenburg Center for Regenerative Therapies at Charité - University Medicine Berlin, or Charité, for new developments made within the scope of the services Charité provides under the agreement in an amount to be agreed upon by the parties in the future ranging between 1%-6% of revenues actually received by us from such developments.  Except with respect to the United Agreement, the intellectual property we own is not subject to third party rights, except that the terms of the OCS limit our ability to transfer know-how developed with OCS support outside of Israel, regardless of whether the royalties were fully paid.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope.  There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents.  We also cannot be certain that we will not infringe any patents that may be issued to others.  See "Risk Factors - We must further protect and develop our technology and products in order to become a profitable company".  The expiration dates of these patents, based on filing dates, range from 2019 to 2031. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the "Hatch-Waxman" Act, that permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA permission to market the drug.  The Hatch-Waxman Act is based on a US federal law and therefore only relevant to US patents.

We believe that even upon expiration of certain of our patents we will continue to be in a good competitive position with our competitors due to several layers of patents and trade secrets.

Pluristem's Patent Portfolio

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

Research and Development

Our research and development expenses were $12,706,000 and $8,311,000 in fiscal years 2012 and 2011 respectively, before deducting the participation by the OCS and grants by other third parties.

Foundational Research.

Our initial technology, the PluriX™ Bioreactor system, was developed in the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology was further developed by our research and development teams.

Ongoing Research and Development Plans

In July 2007, we entered into a five year collaborative research agreement with Charité. Pluristem and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. In addition, according to the agreement, we are obliged to pay royalties to Charité for new developments made within the scope of the services Charité provides under the agreement in an amount to be agreed upon by the parties in the future ranging between 1%-6% of revenues actually received by us from such developments.  We are currently conducting several pre-clinical trials in collaboration with Charité.  In August 2012, we extended our collaborative research agreement with Charité for a period of five years through 2017.

Over the last years we have also engaged into research and development projects with other leading research institutions such as the Hadassah University Medical Center in Jerusalem.

On June 19, 2011, we entered into the United Agreement, for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  The United Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The United Agreement provides for the following consideration payable to us: (i) $7 million which was paid to us in August 2011; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a manufacturing facility in North America upon meeting certain milestones; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

Our research and development facilities are in Haifa, Israel.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing.  Our facility has been approved by an inspector from the European Medicines Agency, or the EMA as a Good Manufacturing Practices, or cGMP, standard site for the purpose of manufacturing PLX cells. In addition, the FDA reviewed the design of our clean room.

In July 2011, we entered into an agreement with MTM – Scientific Industries Center Haifa Ltd., for the lease and construction of a new state-of-the-art GMP manufacturing facility. The new facility will be located near our headquarters and existing facilities in MATAM Park, Haifa, Israel.  The lease of the new facility commenced in January 2012 for a period of approximately five years with an option to extend the lease for an additional five years.

The new facility is expected to comply with  the FDA’s current Good Manufacturing Practice regulations, or cGMPs, and current Good Tissue Practices, or cGTP, guidelines required by the FDA for clinical cell manufacturing and designed specifically to meet both the EMA and the FDA regulatory requirements as well as the standards outlined by the Israeli Ministry of Health. The facility is expected to have the capacity to produce PLX cells to meet our needs for the foreseeable future.  As we widen our clinical product candidate portfolio and prepare to launch additional clinical trials in the U.S. and Europe, the new facility will enable us to meet increased in-house manufacturing capacity requirements and meet marketing demands upon product approval.

We receive the human placentas used for our research and manufacturing activities from various hospitals in Israel. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the U.S. and the European Union as well as other countries in which our products will be marketed in the future. Specifically, in the U.S., the FDA and in Europe, the EMA, must approve new drug and cell therapy products before they may be marketed.  Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries have similar requirements for testing and marketing.

The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time, resources and money. There can be no assurance that our product candidates will ultimately receive regulatory approval.

Regulatory Process in the United States

Our product candidates are subject to regulation as biological products under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA generally requires the following steps prior to approving a new biological product for commercial sale:

•
Performance of pre-clinical laboratory and animal tests conducted in compliance with  Good Laboratory Practice requirements to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability;

•	Submission to the FDA of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;

•	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, to establish the safety and efficacy of the product for its intended indication;

•	The manufacture of the product according to current cGMP regulations and standards;

•	Submission to the FDA of a Biologics License Application, or BLA, for marketing that includes adequate results of pre-clinical testing and clinical trials.

•	The FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses;

•	The FDA inspection and approval of the product manufacturing facility at which the product will be manufactured; and

•	The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals.

Regulatory Process in Europe

In the European Union, Pluristem's investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products.

This European Union regulation requires:

•	Compliance with current cGMP regulations and standards, pre-clinical laboratory and animal testing;

•
Filing a Clinical Trial Application with the various member states or a centralized procedure; Voluntary Harmonisation Procedure, a procedure which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries. Obtaining approval of affiliated Ethic Committees of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; and

•	Submission to the EMA for a Marketing Authorization; Review and approval of the Marketing Authorization Application.

Clinical trials:

Typically, both in the U.S. and the European Union, clinical testing involves a three-phase process although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, controlled trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, the FDA or the EMA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators to minimize risks. The sponsor of a clinical trial is required to submit an annual safety report to the relevant regulatory agencies, in which serious adverse events must be reported. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

Employees

We presently employ a total of 87 full-time employees and 12 part-time employees, of whom 76 full-time employees and 10 part-time employees are engaged in research and clinical manufacturing.

Competition

The cellular therapeutics industry is subject to technological changes that can be rapid and intense. We have faced, and will continue to face, intense competition from biotechnology, pharmaceutical and biopharmaceutical companies, academic and research institutions and governmental agencies engaged in cellular therapeutic and drug discovery activities or the funding of such activities, both in the United States and internationally. Some of these competitors are pursuing the development of cellular therapeutics, drugs and other therapies that target the same diseases and conditions that we target in our clinical and pre-clinical programs.

We are aware of many companies working in this area, including: Osiris Therapeutics, Aastrom Biosciences, Athersys, Aldagen, Cytori Therapeutics, Mesoblast, and Celgene. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and the efficacy of our products.  Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executive, scientific and clinical development personnel to identify and develop viable cellular therapeutic candidates and exploit these products commercially.

Available Information

Additional information about us is contained on our website at www.pluristem.com. Information on our website is not incorporated by reference into this report. Under the "SEC Filings" section under the "Investors" section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our reports filed with the Securities and Exchange Commission are also made available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on its website at www.sec.gov.  The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, and the Charters for each of the Committees of our Board of Directors.

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

Our likelihood of profitability depends on our ability to license and / or develop and commercialize products based on our cell production technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our cell therapy products successfully, our likelihood of profitability will be limited severely.

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

If we are not able to successfully license and/or develop and commercialize our cell therapy product candidates and obtain the necessary regulatory approvals, we may not generate sufficient revenues to continue our business operations.

So far only one of the products we are developing has completed Phase I clinical trials.  Our early stage cell therapy product candidates may fail to perform as we expect. Moreover even if our cell therapy product candidates successfully perform as expected, in later stages of development they may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing.  We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

If our cell therapy product candidates do not prove to be safe and effective in clinical trials, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to regulate marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

We cannot market and sell our cell therapy product candidates in the United States or Europe or in other countries if we fail to obtain the necessary regulatory approvals or licensure.

We cannot sell our cell therapy product candidates until regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain. It is likely to take at least several years to obtain the required regulatory approvals for our cell therapy product candidates, or we may never gain the necessary approvals. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our operations and cause our stock price to decline significantly.

To obtain marketing approvals in the United States and Europe  for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA and the EMA that the cell therapy product candidates is safe and effective for each disease for which we seek approval.  So far, we successfully conducted Phase I clinical trials for our PLX-PAD product, which currently is our only product that is the subject of clinical trials.  Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective  for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA or the EMA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, or the EMA could stop our trials before completion.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

•	the FDA or the EMA does not grant permission to proceed or places the trial on clinical hold;

•	subjects do not enroll in our trials at the rate we expect;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•
third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA, or EMA, find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

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

We may need to raise additional financing to support the research and development of our cell therapy products and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed.  If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional financing in the future.  Although we were successful in raising financing in the past, our current financial resources are limited and may not be sufficient to finance our operations until we become profitable, if that ever happens.  It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements.  Therefore, we are dependent on our ability to sell our common stock for funds, receive grants or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our common stock in the future will result in dilution to existing stockholders. Also, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential cell therapy products, which could result in the loss of some or all of one's investment in our common stock.

Favorable results from compassionate use treatment or initial interim results from a clinical trial do not ensure that later clinical trials will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.

PLX cells have been administered as part of compassionate use treatments, which permit the administration of the PLX cells outside of clinical trials.  No assurance can be given that any positive results are attributable to the PLX cells, or that administration of PLX cells to other patients will have positive results. Compassionate use is a term that is used to refer to the use of an investigational drug outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators, often allow compassionate use on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs.

There is no assurance that we will obtain regulatory approval for PLX cells. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable non-U.S. regulatory authorities, in well-designed and conducted clinical trials, that the product candidate is safe and effective and that the product candidate, including the cell production methodology, otherwise meets the appropriate standards required for approval. Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more clinical trials may occur at any stage of testing.

Success in early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. While results from treating patients through compassionate use have in certain cases been successful, we cannot be assured that further trials will ultimately be successful. Results of further clinical trials may be disappointing.

Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. Even if we are able to obtain approval for our product candidates through an accelerated approval review program, we may still be required to conduct clinical trials after such an approval.  If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We may not successfully maintain our existing exclusive out-licensing agreement with United Therapeutics Corporation, or establish new collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. We have entered into an exclusive United Agreement with United for the use of PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  However, we may not be able to establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of centers experienced with cell therapy product candidates heightens our dependence on such research institutions. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

We have limited experience in conducting and managing human trials. If we fail in the conduct of such trials, our business will be materially harmed.

Even though we conducted Phase I trials for our PLX-PAD product and have recruited employees who are experienced in managing and conducting clinical trials, we have limited experience in this area.  We will need to expand our experience and rely on consultants in order to obtain regulatory approvals for our therapeutic product candidates.  The failure to successfully conduct clinical trials could materially harm our business.

The trend towards consolidation in the pharmaceutical and biotechnology industries may adversely affect us.

There is a trend towards consolidation in the pharmaceutical and biotechnology industries. This consolidation trend may result in the remaining companies having greater financial resources and technical discovery capabilities, thus intensifying competition in these industries. This trend may also result in fewer potential collaborators or licensees for our therapeutic product candidates. Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or collaborators as a result of such consolidation.

This trend may adversely affect our ability to enter into license agreements or agreements for the development and commercialization of our product candidates, and as a result may materially harm our business.

Our product development programs are based on technologies that are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA or the EMA has relatively limited experience with cell therapies. Very few cell therapy products have been approved by regulatory authorities to date for commercial sale, and the pathway to regulatory approval for our cell therapy product candidates may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

There are very few drugs and limited therapies that the FDA or EMA have approved as treatments for some of the disease indications we are pursuing. This could complicate and delay FDA or EMA approval of our biologic drug candidates.

There are very few drugs and limited therapies currently approved for treatment of CLI, IC or Buerger's disease.  As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. This will increase the difficulty of our obtaining FDA or EMA approval to market our products.

Our cell therapy drug candidates represent new classes of therapy that the marketplace may not understand or accept.

Even if we successfully develop and obtain regulatory approval for our cell therapy candidates, the market may not understand or accept them. We are developing cell therapy product candidates that represent novel treatments and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

•	the clinical safety and effectiveness of our cell therapy drug candidates and their perceived advantage over alternative treatment methods, if any;

•	• adverse events involving our cell therapy product candidates or the products or product candidates of others that are cell-based; and

•	the cost of our products and the reimbursement policies of government and private third-party payers.

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

If our processing and storage facility, our clinical manufacturing facilities or the equipment in such facilities were to be damaged or destroyed, the loss of some or all of the stored units of our cell therapy drug candidates would force us to delay or halt our clinical trial processes.  We have a clinical manufacturing facility located in Haifa, Israel. If this facility or the equipment in it is significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity.

The clinical manufacturing process for cell therapy products is complex and requires meeting high regulatory standards; We have limited manufacturing experience and know-how.  Any delay or problem in the clinical manufacturing of PLX may result in a material adverse effect on our business.

Our facility has been approved as a GMP standard site for the purpose of manufacturing PLX cells by an inspector from the EMA.  In addition, the FDA reviewed the design of the clean room.  We plan to obtain similar approvals for our new facilities that will enable us to conduct commercial scale clinical manufacturing of PLX.  However, the clinical manufacturing process is complex and we have no experience in manufacturing our product candidates at a commercial level. There can be no guarantee that that we will be able to successfully develop and manufacture our product candidates in a manner that is cost-effective or commercially viable, or that our development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.  In addition, if we fail to maintain regulatory approvals for our manufacturing facilities, we may suffer delays in our ability to manufacture our product candidates.  This may result in a material adverse effect on our business.

We are dependent upon third-party suppliers for raw materials needed to manufacture PLX; if any of these third parties fails or is unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

In addition to the placenta used in the clinical manufacturing process of PLX we require certain raw materials. These items must be manufactured and supplied to us in sufficient quantities and in compliance with GMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these raw materials to GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our cell-based drug candidates.

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

If we encounter problems or delays in the research and development of our potential cell therapy products, we may not be able to raise sufficient capital to finance our operations during the period required to resolve such problems or delays.

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

Existing government programs and tax benefits may be terminated.

We have received certain Israeli government approvals under certain programs and may in the future utilize certain tax benefits in Israel by virtue of these programs. To remain eligible for such tax benefits, we must continue to meet certain conditions. If we fail to comply with these conditions in the future, the benefits we receive could be canceled and have to pay additional taxes. We cannot guarantee that these programs and tax benefits will be continued in the future, at their current levels or at all. If these programs and tax benefits are ended, our business, financial condition and results of operations could be materially adversely affected.

Because we received grants from the OCS, we are subject to on-going restrictions.

We received royalty-bearing grants from the OCS, for research and development programs that meet specified criteria. The terms of the OCS's grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our chief executive officer, serves as a director of our company or as our chief executive officer is generally required to notify the same to the OCS and to undertake to observe the law governing the grant programs of the OCS, the principal restrictions of which are the transferability limits described above.

We have limited operating history, which raise doubts with respect to our ability to generate revenues in the future.

We have a limited operating history in our business of developing and commercializing cell production technology.  Until we entered into the United Agreement, we did not generate any revenues.  It is not clear when we will generate additional revenues.  Our primary source of funds has been the sale of our common stock and government grants.  We cannot give assurances that we will be able to generate any significant revenues or income in the future.  There is no assurance that we will ever be profitable.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and any future licensors' patent rights are highly uncertain.  Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may not be able to obtain meaningful patent protection for any of our commercial products either in or outside the United States.

No assurance can be given that the scope of any patent protection granted will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.  Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or products or design around any patents that have been or may be issued to us or any future licensors.  Since patent applications in the United States and in Europe are not publicly disclosed until patents are issued, there can be no assurance that others did not first file applications for products covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our proposed business activities or use of certain of the patent rights owned by us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. For example, we are aware of issued third party patents directed to placental stem cells and their use for therapy and in treating various diseases.  We may need to seek a license for one or more of these patents.  No assurances can be given that such a license will be available on commercially reasonable terms, if at all.  Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors are able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

The initial patent underlying our technology will expire in approximately 2019.  If we do not complete the development of our technology and products in development by then, or create additional sufficient layers of patents or other intellectual property right, other companies may use the technology to develop competing products.  If this happens, we may lose our competitive position and our business would likely suffer.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the Euro and the New Israeli Shekel (NIS) because a portion of our expenses in Israel and Europe are paid in New Israeli Shekels, or NIS, and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse affects.  We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms.  Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

Our principal research and development and manufacturing facilities are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

Our principal research and development and manufacturing facilities are located in Israel.  As a result, we are directly influenced by the political, economic and military conditions affecting Israel.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel.

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

Our assets include a significant component of cash.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2012.  Currently, we hold part of our current assets in bank deposits and part is invested in bonds, government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

Although our internal control over financial reporting was considered effective as of June 30, 2012, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal year 2012 concluded that our internal control over financial reporting was effective.  In addition, our registered public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2012.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

Because substantially all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Substantially all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States.  As a result, it may be difficult for you to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

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

In the event that a court were to hold that the issuance of shares below $2.50 per share would violate the Prior Financing Agreement, it is unclear what remedy the court might impose.  If the court were to impose a remedy that would be the equivalent of an anti-dilution provision (which is not contained in the Prior Financing Agreement), any issuance of shares would be dilutive to our shareholders, including those who purchase shares in offerings that took place since then.  In addition, since August 2008, we, on several occasions, raised funds at a price per share which is higher than the pre-split price of $0.0125 and below the post-split price of $2.50.

In connection with the August, 2008 financing, we approved the issuance of warrants to purchase up to 161,724 shares of our common stock to each of the investors who was a party to the Prior Financing Agreement that held shares purchased pursuant to such agreement, as of August 2008, conditioned on having the investors execute a general release pursuant to which we will be released from liability including, but not limited to, any claims, demands, or causes of action arising out of, relating to, or regarding sales of certain equity securities notwithstanding the above mentioned provision.  We received a general release from some of the investors, and issued them warrants to purchase 105,583 shares of our common stock.  On November 9, 2010, all of such warrants expired unexercised.

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our principal executive and research and development offices are located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905, where we occupy approximately 1,280 square meters. Our monthly rent payment for these leased facilities as of July 2012 was 76,000 NIS (approximately $20,000). For the fiscal year ended June 30, 2012, we paid $244,994 for rent.  In order to meet an expected need to expand our in-house clinical manufacturing capacity, we entered into a lease agreement with respect to an additional space of 2,600 square meters that we have leased since January 15, 2012.  Our monthly rent payment for the space dedicated for our new facility as of January 15, 2012 was 143,000 NIS (approximately $36,500). For the fiscal year ended June 30, 2012, we paid $124,420 for rent for the space dedicated for our new facility. We believe that the current space we have together with the space available in our new planned facilities is adequate to meet our current and near future needs.

Item 3    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares trade on the NASDAQ Capital Market under the symbol PSTI and in the Tel Aviv Stock Exchange under the ticker symbol PLTR.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on NASDAQ website and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2011
September 30, 2010	$1.62	$1.01
December 31, 2010	$1.64	$1.24
March 31, 2011	$4.20	$1.54
June 30, 2011	$3.15	$2.56
Fiscal Year Ended June 30, 2012
September 30, 2011	$3.65	$2.03
December 31, 2011	$2.86	$2.05
March 31, 2012	$2.77	$2.09
June 30, 2012	$2.86	$2.16

On August 16, 2012 the per share closing price of our common stock, as reported on NASDAQ website, was $4.75.  As of August 16, 2012, there were 101 holders of record of our common stock. As of such date, 47,140,391 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY  11219, telephone: (718) 921-8261, (800) 937-5449.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the a peer group index (comprised of: Aastrom Biosciences, Inc.; Athersys, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; Osiris Therapeutics, Inc.; and Neostem, Inc.) during the period from July 1, 2007 through June 30, 2012. The performance shown is not necessarily indicative of future price performance.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In May 2012, we issued 1,000,000 shares to the contractor of our new facility as partial consideration for services provided to us. In June 2012 we granted 30,000 restricted stock units to a consultant for services rendered.

The above issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected financial data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2012, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	716	-	-	-	-
Research and development expenses	12,706	8,311	6,123	4,792	5,077
Participation by the OCS and other parties	3,527	1,682	1,822	1,651	684
Research and development expenses, net	9,179	6,629	4,301	3,141	4,393
General and administrative expenses	6,568	4,485	3,138	3,417	6,036
Operating loss	15,031	11,114	7,439	6,558	10,429
Financial income (expenses), net	237	266	(14)	(78)	(69)
Net loss for the period	14,794	10,848	7,453	6,636	10,498
Basic and diluted net loss per share	0.34	0.35	0.44	0.63	1.63

Weighted average number of shares used in computing basic and diluted net loss per share	44,031,866	31,198,825	17,004,998	10,602,880	6,422,364

Statements of Cash Flows Data:
Net cash used in operating activities	3,275	5,755	5,408	4,262	4,537
Net cash provided by (used in) investing activities	(30,797)	(36)	(1,296)	830	1,285
Net cash provided by financing activities	632	47,037	5,948	5,448	1,922
Net increase (decrease) in cash	(33,440)	41,246	(756)	2,016	(1,330)
Cash and cash equivalents at beginning of year	42,829	1,583	2,339	323	1,653
Cash and cash equivalents at end of year	9,389	42,829	1,583	2,339	323

Balance Sheet Data:
Cash, cash equivalents, short-term bank deposits and marketable securities	37,809	42,829	2,496	2,339	1,508
Current assets	38,192	43,297	3,605	2,935	2,107
Long-term assets	9,228	2,719	2,017	1,528	1,477
Total assets	47,420	46,016	5,622	4,463	3,584
Current liabilities	5,522	2,018	1,281	840	1,072
Long-term liabilities	4,156	576	360	229	183
Stockholders' equity	37,742	43,422	3,981	3,394	2,329

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2012 COMPARED TO YEAR ENDED JUNE 30, 2011 AND YEAR ENDED JUNE 30, 2011 COMPARED TO YEAR ENDED JUNE 30, 2010.

Revenues

Revenues for the year ended June 30, 2012 in the amount of $716,000 are from the United Agreement.  We did not generate revenues during the years ended June 30, 2011 and June 30, 2010.

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2012 increased by 38% to $9,179,000 from $6,629,000 for the year ended June 30, 2011.  This increase is mainly due to the increase in our research and development activities during the fiscal year 2012, and more specifically is attributed to the increase in our stock-based compensation expenses and our salaries and lab materials expenses including hiring 37 new employees since June 30, 2011.

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

General and Administrative

General and administrative expenses for the year ended June 30, 2012 increased by 46% to $6,568,000 from $4,485,000 for the year ended June 30, 2011.  This increase is due to an increase in stock-based compensation expenses related to our employees and consultants, salary expenses due to the hiring of 4 new employees, increases in salary that took effect in May 2011 and payment of bonuses in connection with entering into the United Agreement.

General and administrative expenses for the year ended June 30, 2011 increased by 43% to $4,485,000 from $3,138,000 for the year ended June 30, 2010.  This increase is mainly due to an increase in stock-based compensation expenses related to our employees and consultants.

Financial Income, net

Financial income decreased from $266,000 for the year ended June 30, 2011 to income of $237,000 for the year ended June 30, 2012. The decrease is mainly due to a decrease in revenues from hedging instruments and changes in exchange rates over the past fiscal year offset by an increase in interest income due to higher average cash balances during fiscal year 2012.

Financial income increased from an expense of $14,000 for the year ended June 30, 2010 to income of $266,000 for the year ended June 30, 2011.  The increase in the financial income is due to interest income on bank deposits which increased as our cash balance materially increased during the year ended June 30, 2011.

Net Loss

Net loss for the year ended June 30, 2012 was $14,794,000 as compared to net loss of $10,848,000 for the year ended June 30, 2011. Net loss per share for the year ended June 30, 2012 was $0.34, as compared to $0.35 for the year ended June 30, 2011.  The net loss per share decreased as a result of the increase in our weighted average number of shares primarily due to the issuance of additional shares pursuant to equity issuances during the year ended June 30, 2011 that were fully reflected in the fiscal 2012 weighted average as discussed further below.

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

Liquidity and Capital Resources

As of June 30, 2012, our total current assets were $38,192,000 and our total current liabilities were $5,522,000. On June 30, 2012, we had a working capital surplus of $32,670,000 and an accumulated deficit of $65,747,000.

As of June 30, 2011, total current assets were $43,297,000 and total current liabilities were $2,018,000.  We finance our operations and plan to continue doing so with issuances of securities, grants from the OCS and other parties and also from licensing our technology.  On June 30, 2011, we had a working capital surplus of $41,279,000 and an accumulated deficit of $50,953,000.

Our cash and cash equivalents as of June 30, 2012 amounted to $9,389,000.  This is a decrease of $33,440,000 from the $42,829,000 reported as of June 30, 2011. Cash balances decreased in the year ended June 30, 2012 for the reasons presented below:

Operating activities used cash of $3,275,000 in the year ended June 30, 2012. Cash used by operating activities in the year ended June 30, 2012 primarily consisted payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical studies, less research and development grants by the OCS and other parties, and less revenues of $7 million from United.

Investing activities used cash of $30,797,000 in the year ended June 30, 2012. The investing activities consisted primarily of investment in short-term deposits, purchase of available for sale marketable securities and investments in equipment for our research and development facilities and construction of the new facilities.

Financing activities generated cash in the amount of $632,000 during the year ended June 30, 2012. Such amount is due to the exercise of warrants and options, as follows.  During fiscal year 2012, a total of 406,783 warrants were exercised via a "cashless" manner, resulting in the issuance of 168,424 shares of common stock to our investors.  In addition 355,411 warrants were exercised for cash and resulted in the issuance of 355,411 shares of common stock by our investors. The aggregate cash consideration received for exercise of warrants was $545,000.  The balance of such amount, i.e., $87,000 was received from the exercise of options for cash.

Our cash and cash equivalents as of June 30, 2011 amounted to $42,829,000.  This is an increase of $41,246,000 from the $1,583,000 reported as of June 30, 2010. Cash balances increased in the year ended June 30, 2011 for the reasons presented below:

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

Financing activities generated cash in the amount of $47,037,000 during the year ended June 30, 2011. Substantially all of such amount is attributable to offerings we closed in October 2010 and February 2011 and exercise of warrants, as follows.  On October 18, 2010, we closed an offering pursuant to which we sold 4,375,000 shares of our common stock at a price of $1.20 per share and warrants to purchase 2,625,000 shares of common stock, at an exercise price per share of $1.80.  No separate consideration was paid for the warrants.  The warrants have a term of four years and are exercisable starting six months following the issuance thereof.   The aggregate net proceeds from the sale of the shares and the warrants were approximately $5,006,000.

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

During January-June 2011, a total of 769,391 warrants were exercised via a "cashless" manner, resulting in the issuance of 362,746 shares of common stock to our investors.  In addition 2,079,968 warrants were exercised for cash and resulted in the issuance of 2,079,968 shares of common stock by our investors. The aggregate cash consideration received was $3,593,000.

During the years that ended June 30, 2012, 2011 and 2010 we received approximately $3,156,000, $2,177,000 and $1,492,000, respectively, from the OCS towards our research and development expenses.  Such grants are subject to payment of royalties to the OCS, which are limited to repayment the grant amount received plus interest.  In addition, the OCS limits our ability to transfer know-how developed with OCS support outside of Israel, regardless of whether the royalties were fully paid.  In addition, during fiscal year 2011 we received a grant from the U.S. government, in the amount of $244,000.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return.  Such policy further provides that we should hold the vast majority of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

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

We anticipate that our operating expenses will increase significantly during fiscal year 2013.  This is mainly attributable to the anticipated phase II and phase II/III clinical trials, continuing the construction of our clinical manufacturing facility and developing capabilities for new clinical indications of PLX cells.  We expect our general and administrative expenses to continue in fiscal year 2013 at similar levels as they were in fiscal year 2012.

The OCS has supported our activity in the past six years. Our last program, for the seventh year, was approved by the OCS in April 2012 and is for the period March 2012 until December 2012.

In addition the European authorities approved a research grant under the European Commission's Seventh Framework Program (FP7) in the amount of approximately $134,000 for a period of 5 years which began on January 1, 2011.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Application of Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition from the License Agreement with United Therapeutics

We recognize revenue pursuant to the United Agreement in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements".

Revenues from the non-refundable upfront license fee of $5,000,000 are recognized on a straight line basis over the estimated development period, resulting in revenues of $716,000 for the year ended June 30, 2012, in accordance with SAB104. The development period for the United project is estimated using the current project progress and future expected timeline of clinical trials in PAH.

We also received a refundable, advance payment on the development, of $2,000,000 that is deductible against development expenses as it accrued in accordance with ASC 730-20. During the year ended June 30, 2012, we deducted an amount of approximately $424,000.

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In fiscal year 2012 we recorded stock-based compensation expenses related to restricted stock units in the amount of $4,871,000.

In accordance with ASC 718, restricted shares units to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2012 and 2011 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 5% for the shares granted to employees and 0% for the shares granted to our directors, officers and non-employees consultants.

Marketable Securities

Marketable securities consist of corporate bonds, government bonds and stocks. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with FASB ASC No. 320, "Investment Debt and Equity Securities," we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income.

Marketable securities are classified within Level 1 or Level 2 because marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we did not recognize any impairment charges on outstanding securities during the year ended June 30, 2012.

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

Research and development expenses, net of participations are charged to the Statement of Operations as incurred.  R&D grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time we are entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

Contractual Obligations

The following summarizes our contractual obligations and other commitments at June 30, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,312	$733	$1,031	$548	$-
Contractor obligations	2,907	2,907	-	-	-
Minimum purchase requirements	735	299	436	-	-
Pre-clinical research study obligations	960	960	-	-	-
Clinical research study obligations*	357	357	357	-	-
Total	$7,271	$5,256	$1,824	$548	$-

*Estimated cancellation fees.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates and inflation.

As of June 30, 2012, we had $9.4 million in cash and cash equivalents, $21.4 million in short-term bank deposits and $7 million in marketable securities.

Our investment policy, set by our investment committee, aims to preserve our financial assets, maintain adequate liquidity and maximize return.  Such policy further provides that we should hold the vast majority of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

Interest Rate Risk

We mostly invest our cash surplus in bank deposits in banks in Israel. Since the bank deposits typically carry fixed interest rates, financial income over the holding period is not sensitive to changes in interest rates. However, our interest gains from future deposits may decline in the future as a result of changes in the financial markets. In addition, our income from marketable securities is exposed to market risks resulting from changes in interest rates.  In any event, given the historic low levels of the interest rate, we estimate that a further decline in the interest rate we are receiving will not result in a material adverse effect to our business.

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants' fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2012, we own net balances in NIS of approximately $3.5 million. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $390,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $320,000, in both cases excluding the effect of our hedging transactions (as described below).

 The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2010	2011	2012
Average rate for period	3.778	3.614	3.716
Rate at period-end	3.875	3.415	3.923

We use currency hedging transactions of options and forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. For more information, see Note 2(r) of our 2012 consolidated financial statements included elsewhere in this annual report.

Item 8.    Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this annual report of Form 10-K:

Reports of Independent Registered Public Accounting Firm, dated September 10, 2012.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 33095, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary ("the Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2012, expressed an unqualified opinion thereon.

Haifa, Israel	/s/ Kost Forer Gabbay & Kasierer
September 10, 2012	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 33095, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited Pluristem Therapeutics Inc. and its subsidiary's internal control over financial reporting of  as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pluristem Therapeutics Inc. and its subsidiary's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of  internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pluristem Therapeutics Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 10, 2012 expressed an unqualified opinion thereon.

Haifa, Israel	/s/ Kost Forer Gabbay & Kasierer
September 10, 2012	A Member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		June 30,
	Note	2012	2011
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	3	$9,389	$42,829
Short term bank deposits		21,397	-
Marketable securities	4	7,023	-
Prepaid expenses		45	314
Accounts receivable from the Office of the Chief Scientist		203	-
Other accounts receivable		135	154
Total current assets		38,192	43,297

LONG-TERM ASSETS:

Long-term restricted deposits	2f	1,287	179
Severance pay fund		522	452
Advance payment for new facility construction	9m	2,400	-
Property and equipment, net	6	5,019	2,088
Total long-term assets		9,228	2,719

Total assets		$47,420	$46,016

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		June 30,
	Note	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,368	$1,177
Accrued expenses		922	208
Deferred revenues	1d, 2h	779	-
Advance payment from United Therapeutics	1d, 2h	1,576	-
Other accounts payable	7	877	633
Total current liabilities		5,522	2,018

LONG-TERM LIABILITIES

Deferred revenues	1d, 2h	3,505	-
Accrued severance pay		651	576
Total long term liabilities		4,156	576

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 46,448,051 shares as of June 30, 2012, 42,443,185 shares as of June 30, 2011		-(*)	-(*)
Additional paid-in capital		103,619	94,375
Accumulated deficit		(65,747)	(50,953)
Other comprehensive loss		(130)	-
		37,742	43,422

		$47,420	$46,016

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
		2012	2011	2010

Revenues	1d, 2h	$716	$-	$-

Research and development expenses		(12,706)	(8,311)	(6,123)
Less participation by the Office of the Chief Scientist and other parties		3,527	1,682	1,822
Research and development expenses, net		(9,179)	(6,629)	(4,301)
General and administrative expenses		(6,568)	(4,485)	(3,138)

Operating loss		(15,031)	(11,114)	(7,439)

Financial income (expenses), net	10	237	266	(14)

Net loss for the period		$(14,794)	$(10,848)	$(7,453)

Loss per share:
Basic and diluted net loss per share		$(0.34)	$(0.35)	$(0.44)

Weighted average number of shares used in computing basic and diluted net loss per share		44,031,866	31,198,825	17,004,998

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total comprehensive	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Loss	Equity
Balance as of July 1, 2011	42,443,185	$	(*)	$94,375	$-	$(50,953)	-	$43,422
Exercise of options by employees and consultants	74,800		(*)	89	-	-	-	89
Exercise of warrants by investors and finders	523,835		(*)	556	-	-	-	556
Stock based compensation to employees, directors and non-employees consultants	1,906,231		(*)	4,927	-	-	-	4,927
Stock based compensation to contractor	1,500,000		(*)	3,672	-	-	-	3,672
Unrealized loss on available for sale marketable securities	-		-	-	(130)	-	(130)	(130)
Net loss for the period	-		-	-	-	(14,794)	(14,794)	(14,794)
Total comprehensive loss							(14,924)

Balance as of June 30, 2012	46,448,051	$	(*)	$103,619	$(130)	$(65,747)		$37,742

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,794)	$(10,848)	$(7,453)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	435	312	207
Capital loss	1	8	-
Impairment of property and equipment	-	11	2
Stock-based compensation to employees, directors and non-employees consultants	4,907	3,325	1,819
Stock -based compensation to investor relations consultants	20	155	13
Decrease (increase) in other accounts receivable	(166)	656	(307)
Decrease (increase) in prepaid expenses	269	(273)	59
Increase (decrease) in trade payables	(424)	455	132
Increase in other accounts payable and accrued expenses	958	375	120
Increase in deferred revenues	4,284	-	-
Increase in advance payment from United Therapeutics	1,576	-	-
Decrease (increase) in interest receivable on short-term deposits	(395)	15	(15)
Linkage differences and interest on short and long-term restricted lease deposit	35	(4)	1
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	17	-	-
Gain from sale of investments of available for sale marketable securities	(3)	-	-
Accrued severance pay, net	5	58	14
Net cash used in operating activities	$(3,275)	$(5,755)	$(5,408)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,480)	$(962)	$(389)
Investment in short-term deposits	(21,031)	-	(2,500)
Proceeds from short-term deposits	-	898	1,602
Proceeds from sale of property and equipment	-	29	-
Investment in long-term deposits	(1,125)	(14)	(12)
Repayment of long-term restricted deposit	6	13	3
Proceeds from sale and redemption of available for sale marketable securities	998	-	-
Investment in available for sale marketable securities	(8,165)	-	-
Net cash used in investing activities	$(30,797)	$(36)	$(1,296)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2012	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$-	$43,400	$5,954
Exercise of warrants and options	632	3,661	2
Repayment of long-term loan	-	(24)	(8)
Net cash provided by financing activities	$632	$47,037	$5,948

Increase (decrease) in cash and cash equivalents	(33,440)	41,246	(756)
Cash and cash equivalents at the beginning of the period	42,829	1,583	2,339
Cash and cash equivalents at the end of the period	$9,389	$42,829	$1,583

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$14	$11	$7
Interest paid	$-	$-	$2

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment in credit	$738	$123	$192
Issuance of shares in consideration of new facility construction	$3,672	$-	$-
Other receivables resulting from issuance of shares	$13	$-	$-

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

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $65,747 through June 30, 2012 and the Company incurred a net loss of $14,794 for the year ended June 30, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) agreement, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

The Company was in the development stage from its inception until July 2011.

c.	Since December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol PSTI.

On December 19, 2010, the Company’s shares began trading on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

d.	License Agreement:

On June 19, 2011, the Company entered into an exclusive license agreement, or the License Agreement, with United Therapeutics, for the use of its PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension ("PAH").  The License Agreement provides that United Therapeutics will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and $2,000 refundable advance payment on the development ; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company expenses if the Company establishes a manufacturing facility in North America upon meeting certain status; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.

On August 2, 2011, the License Agreement became effective following the consent of the Office of the Chief Scientist of Israel (“OCS”) within the Israeli Ministry of Industry, Trade and Labor (see 2h below).

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

It is anticipated that the majority of the Subsidiary's revenues will be generated outside Israel and will be determined in U.S. Dollars ("dollars"). In addition, most of the financing of the Subsidiary's operations has been made in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Subsidiary operates. Thus, management believe that the functional currency of the Subsidiary is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with ASC 830, "Foreign Currency Matters". All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

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

f.	Long-term restricted deposits

Long-term restricted deposits with maturities of more than one year used to secure lease agreement and derivative transactions not designated as hedging accounting instruments are presented at cost.

g.	Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC 320, “Investments - Debt and Equity Securities”. The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported as a separate component of shareholders' equity, accumulated other comprehensive income (loss).

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

g.	Marketable Securities (cont.):

The Company recognizes an impairment charge when a decline in the fair value of its available-for-sale marketable securities below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment’s financial condition and the near-term prospects of the issuer. The Company adopted ASC 320-10-65, “Recognition Presentation Other-than Temporary Impairments”, which requires another-than-temporary impairment for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors (provided that the Company does not intend to sell the security and it is not more likely than not that it will be required to sell it before recovery). The Company classifies its marketable securities as available-for-sale and marks them to market with changes to other comprehensive income until realization or occurrence of other than temporary impairment loss.

h.	Revenue Recognition from the license Agreement with United Therapeutics

The Company recognizes revenue pursuant to the License Agreement with United Therapeutics in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements".

The Company received an up-front, non-refundable license payment of $5,000. Additional payments totaling $37,500 are subject to the Company's futures events.

The non-refundable upfront license fee of $5,000 is deferred and recognized over the related performance period in accordance with Staff Accounting Bulletin (“SAB”) 104, "Revenue Recognition". The Company estimated the performance period of the development of approximately 6.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period, resulting in revenue of $716 for the year ended June 30, 2012.

The additional milestones payments will be recognized upon the achievement of futures events, in accordance with ASC 450-30-25, “Gain Contingencies".

The Company also received a refundable, advance payment for the development, of $2,000 that will be deductible against development expenses as it accrued. The upfront payment received and not recognized as a deduction from research and development costs is included in the balance sheet as advanced payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United Therapeutics according to License Agreement. The Company is deducting the payments from its research and development expenses in accordance with ASC 730-20, "Research and Development Agreements".

During the year ended June 30, 2012, the Company deducted an amount of approximately $424.

i.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-15
Computers and peripheral equipment	33
Office furniture and equipment	6-15
Vehicles	15
Leasehold improvements	Over the shorter of the expected useful life or the reasonable assumed term of the lease.
Leasehold improvements of new facility construction	Will be depreciated upon operation

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

k.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.
The Company accounts for employee’s share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

When stock options are granted as consideration for services provided by consultants and other non-employees, the grant is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the accelerated method.

During fiscal years 2010, 2011, 2012 there were no options grants to employees or directors.

The assumptions below are relevant to restricted shares and restricted shares units granted in 2012 and 2011:

In accordance with ASC 718, restricted shares or restricted shares units are measured at their fair value. All restricted shares and restricted shares units to employees and non-employees granted in 2012 and 2011 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant.

The expected pre-vesting forfeiture rate affects the number of exercisable shares. Based on Company’s historical experience, the pre-vesting forfeiture rate per grant is 5% for the shares granted to employees and 0% for the options and shares granted to directors and officers and consultants of the Company.

The fair value of all restricted shares and restricted shares units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of share granted during years 2012 and 2011 was $2.54 and $1.91, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

l.	Research and Development expenses and R&D grants

Research and development expenses, net of participations are charged to the Statement of Operations as incurred.

R&D grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs.

m.	Loss per share

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

n.	Income taxes

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

o.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits, long-term deposits, restricted deposits and marketable securities.

The majority of the Company’s cash and cash equivalents and short-term and long-term deposits are invested in dollar instruments of major banks in Israel.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company invests its surplus cash in cash deposits and marketable securities in financial institutions and has established guidelines relating to diversification and maturities to maintain safety and liquidity of the investments.

The Company holds an investment portfolio consisting of corporate bonds, Government bonds, stocks and index linked notes. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2012, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2012. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

p.	Severance pay

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

p.	Severance pay (cont.)

The deposited funds include profits or losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits or losses.

Severance expenses for the years ended June 30, 2012, 2011 and 2010 amounted to approximately $275, $225, and $134, respectively.

q.	Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, available-for-sale marketable securities, short-term deposits, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

The Company accounts for certain assets and liabilities at fair value under ASC 820, “Fair Value Measurements and Disclosures.” Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

r.	Derivative financial instruments

The Company’s derivatives are not designated as hedging accounting instruments under ASC 815, “Derivatives and Hedging”. Those derivatives consist primarily of forward and options contracts the Company uses to hedge the Company’s exposures to currencies other than the U.S. dollar. The Company recognized derivative instruments as either assets or liabilities and measures those instruments at fair value. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, the Company recognizes changes in the fair values in its statement of income in financial income, net, in the same period as the re-measurement gain and loss of the related foreign currency denominated assets and liabilities.

The fair value of the forward and options contracts as of June 30, 2012 and 2011 were recorded as a liability of $138 and an asset of $7, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

s.	Impact of recently issued accounting standards

1.	Adoption of New Accounting Standards during the period:

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards ("IFRS"). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB's intent about the application of existing fair value measurements. The Company adopted the provisions of this new guidance on January 1, 2012. The adoption of the new provisions does not have a material effect on its consolidated financial position, results of operations or cash flows.

2.	Recently issued accounting Standards

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

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of ASU 2011-12 will not have a material effect on its financial statements.

NOTE 3:- CASH AND CASH EQUIVALENTS

	June 30,
	2012	2011

In U.S. dollars	$6,516	$42,021
In New Israeli Shekels (NIS)	2,820	806
Other currencies	53	2
	$9,389	$42,829

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4:- MARKETABLE SECURITIES

As of June 30, 2012, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2012				June 30,2011
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$1,264	$57	$(56)	$1,265	$-	$-	$-	$-
Government debentures – fixed interest rate	57	-	-	57	-	-	-	-
Corporate debentures – fixed interest rate	303	2	(2)	303	-	-	-	-
	$1,624	$59	$(58)	$1,625	$-	$-	$-	$-
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,417	12	(42)	1,387	-	-	-	-
Corporate debentures – fixed interest rate	2,829	20	(57)	2,792	-	-	-	-
	$4,246	$32	$(99)	$4,179	$-	$-	$-	$-
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	467	-	(23)	444	-	-	-	-
Corporate debentures – fixed interest rate	816	3	(44)	775	-	-	-	-
	$1,283	$3	$(67)	$1,219	$-	$-	$-	$-
Total	$7,153	$94	$(224)	$7,023	$-	$-	$-	$-

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the year ended June 30, 2012.

NOTE 5:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2012			June 30, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$4,181	$2,842	-	-	-	-
Derivatives	-	(138)	-	-	7	-
Total	$4,181	$2,704	$-	$-	$7	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2012	2011
Cost:
Laboratory equipment	$2,479	$1,864
Computers and peripheral equipment	317	207
Office furniture and equipment	119	95
Leasehold improvements	795	744
Leasehold improvements of new facility construction	2,559	-
Vehicle	68	68
Total Cost	6,337	2,978
Accumulated depreciation:
Laboratory equipment	805	551
Computers and peripheral equipment	187	138
Office furniture and equipment	51	36
Leasehold improvements	255	155
Leasehold improvements of new facility construction	-	-
Vehicle	20	10
Total accumulated depreciation	1,318	890
Property and equipment, net	$5,019	$2,088

Depreciation expenses amounted to $435, $312 and $207 for the years ended June 30, 2012, 2011 and 2010, respectively.

NOTE 7:-OTHER ACCOUNTS PAYABLE

	June 30,
	2012	2011
Accrued payroll	$239	$155
Payroll institutions	170	143
Accrued vacation	317	275
Derivatives	138	-
Advanced payment from OCS and other parties	13	60
	$877	$633

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES

a.
The Subsidiary leases facilities under operating lease agreements. The leasing period for the leased area is 62 months as of July 1, 2007.  The monthly payment is 64 thousand NIS starting from September 1, 2007 and is linked to the Israeli Consumer Price Index ("CPI"). On September 1, 2012, the Subsidiary extended the leasing period by 4 months. As of June 30, 2012 the monthly payment on leasing is approximately $20.

On January 15, 2012, the Subsidiary leases additional facilities under operating lease agreement. The leasing period for the additional leased area is 59 months as of June 30, 2012. The monthly payment is 143 thousand NIS and is linked to the Israeli Consumer Price Index ("CPI").  The Subsidiary may extend the leasing period by 60 months, if an advanced notice is given. As of June 30, 2012, the monthly leasing payments for the new facilities are approximately $37.

In addition, the Subsidiary has issued a bank guarantee in favor of the lessor in the amount of $350.

Lease expenses amounted $382, $245 and $227 for the years ended June 30, 2012, 2011 and 2010, respectively.

As of June 30, 2012 future rental commitments under the existing lease agreement and supplement are as follows:

Year ending June 30, 2013	$567
Year ending June 30, 2014	438
Year ending June 30, 2015	438
Year ending June 30, 2016	438
Year ending June 30, 2017	110
Total	$1,991

b.
The Subsidiary leases 18 cars under operating lease agreements, which expire in years 2012 through 2015. The monthly payment is approximately $16 and is linked to the CPI. In order to secure these agreements, the Subsidiary pledged a deposit in the amount of $34.

Lease expenses amounted to $176, $148 and $116 for the years ended June 30, 2012, 2011 and 2010, respectively.

As of June 30, 2012 future rental commitments under the existing lease agreements are as follows:

Year ending June 30, 2013	$166
Year ending June 30, 2014	110
Year ending June 30, 2015	45
Total	$321

c.	A deposit in the amount of $1,253 was pledged by the Company to secure the hedging transactions, credit line and Bank guarantees.

d.	As of June 30, 2012, the Subsidiary has contractual obligations to our suppliers and contractor as follows:

Year ending June 30, 2013	$4,523
Year ending June 30, 2014	436
Total	$4,959

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES (CONT.)

e.
Under the Law for the Encouragement of Industrial Research and Development, 1984, commonly referred to as the Research Law, research and development programs that meet specified criteria and are approved by a governmental committee of the OCS are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3% to 5% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2012 and 2011, total grants obtained aggregated $9,412 and $6,256, respectively.

Through June 30, 2012 and 2011, total royalties expenses amounted to $21 and $0, respectively.

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

•
The majority of purchasers in the private placement have sold the stock purchased in the placement, and thus the number of purchasers whose consent is purportedly required has been substantially reduced. The number of shares outstanding as to which this provision currently applies according the information supplied by transfer agent is approximately 2 million shares.

•	An agreement that prevents the Company’s Board of Directors from issuing shares that are necessary to finance the Company’s business may be unenforceable.

It is unclear what could be the consequences of a court decision that the issuance of shares below $2.50 per share violates the May 2007 Agreement.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

b.	(cont:)

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

c.
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

d.
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

e.
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

f.	During the year ended June 30, 2010, the Company issued 45,053 shares of common stock to its investor relations consultants as compensation for their services.

g.
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

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

h.
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

i.	During the year ended June 30, 2011, the Company issued 90,000 shares of common stock to its investor relations consultants as compensation for their services.

j.
In January-June 2011, a total of 769,391 warrants were exercised via a “cashless” manner, resulting in the issuance of 362,746 shares of common stock to investors of the Company.  In addition 2,079,968 warrants were exercised and resulted in the issuance of 2,079,968 shares of common stock by investors of the Company. The aggregate cash consideration received was $3,593.

k.
From July 2011 through June 2012, a total of 406,783 warrants were exercised via a “cashless” exercise, resulting in the issuance of 168,424 shares of common stock to investors of the Company. In addition 355,411 warrants were exercised for cash and resulted in the issuance of 355,411 shares of common stock to investors of the Company. The aggregate cash consideration received was $556.

l.
On October 26, 2011, the Company issued 500,000 shares of common stock as a payment to Biopharmax Group Ltd as part of the agreement for building the new Company's facility. On May 28, 2011, the shares were sold to Biopharmax Group Ltd and deducted from its payable balance, in the amount of $1,272.

m.
On May 9, 2012, the Company issued 1,000,000 shares as an advance payment to Biopharmax Group Ltd as part of the agreement for building the new Company's facility. As of June 30, 2012, the shares were not sold. As of June 30, 2012 the value of the shares of $2,400 was recorded in the Company balance sheet as an advanced payment asset.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

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

As of June 30, 2012, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 10,353,355.  808,134 shares are still available for future grant under the 2005 Plan as of June 30, 2012.  Under the 2003 Plan, 20,500 options are authorized for issuance, and 15,296 options are still available for future grant as of June 30, 2012.

a.	Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Year ended June 30, 2012
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,200,616	$3.84
Options exercised	(19,800)	0.66
Options forfeited	(98,644)	3.95
Options outstanding at end of the period	2,082,172	$3.87	4.87	$928
Options exercisable at the end of the period	2,082,172	$3.87	4.87	$928
Options vested	2,082,172	$3.87	4.87	$928

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s common stock.

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Year ended June 30,
	2012	2011	2010
Research and development expenses	$-	$2	$73
General and administrative expenses	-	2	138
	$-	$4	$211

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

b.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Year ended June 30, 2012
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	425,000	$3.65
Options and warrants granted	12,000	0
Options and warrants exercised	(55,000)	1.37
Options and warrants outstanding at end of the period	382,000	$3.86	4.59	$396

Options and warrants exercisable at the end of the period	367,000	$4.02	4.40	$360

Options and warrants vested	382,000	$3.86	4.59	$396

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Year ended June 30,
	2012	2011	2010
Research and development expenses	$19	$32	$90
General and administrative expenses	37	73	71
	$56	$105	$161

Future expenses related to options and warrants granted to consultants for an average time of almost year and a half is $17.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c.	Restricted stock and restricted stock units to employees and directors:

On December 21, 2011, the Company's Compensation Committee approved a grant of a total of 1,547,250 restricted stock units to the Company's employees and directors.

On May 8, 2012, the Company's Compensation Committee approved a grant of a total of 282,000 restricted stock units to the Company's employees.

In addition, the Company granted total of 32,388 restricted stock units to several employees during the year ended June 30, 2012.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the year ended June 30, 2012:

Number
Unvested at the beginning of period	2,138,955
Granted	1,861,638
Forfeited	(146,517)
Vested	(1,768,800)
Unvested at the end of the period	2,085,276
Expected to vest after June 30, 2012	2,043,133

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Year ended June 30,
	2012	2011	2010
Research and development expenses	$1,163	$1,027	$582
General and administrative expenses	3,487	1,717	775
	$4,650	$2,744	$1,357

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of almost two years is $2,468.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

n.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d.	Restricted stock and restricted stock units to consultants:

During the year ended June 30, 2012, the Company granted restricted stock to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the year ended June 30, 2012:

Number
Unvested at the beginning of period	149,998
Granted	53,433
Vested	(137,431)
Unvested at the end of the period	66,000
Expected to vest after June 30, 2012	66,000

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Year ended June 30,
	2012	2011	2010
Research and development expenses	$201	$294	$40
General and administrative expenses	20	178	50
	$221	$472	$90

Future expenses related to restricted stock and restricted stock units granted to consultants for an average time of almost two years is $84.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

o.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of June 30, 2012 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)
Warrants:	$1.00	2,002,245	2,002,245	1.41
	$1.20	6,250	6,250	0.30
	$1.25 – 1.28	687,072	687,072	0.51
	$1.40 - $ 1.50	1,768,040	1,768,040	2.33
	$1.60	181,221	181,221	2.78
	$1.80 - $ 1.91	3,538,240	3,538,240	2.00
	$2.50	12,900	12,900	0.47
	$4.20	5,060,000	5,060,000	4.09
	$5.00	495,000	495,000	0.43
Total warrants		13,750,968	13,750,968

Options:	$0.00	110,000	95,000	7.51
	$0.62	471,612	471,612	6.02
	$1.04-$ 1.45	86,956	86,956	3.67
	$2.97	20,000	20,000	5.86
	$3.50	920,000	920,000	4.49
	$3.72 - $ 3.80	31,550	31,550	4.44
	$4.00	42,500	42,500	4.30
	$4.38 - $ 4.40	456,804	456,804	4.93
	$6.80	36,250	36,250	5.37
	$8.20	40,000	40,000	3.63
	$20.00	142,500	142,500	3.98
Total options		2,358,172	2,343,172

Total warrants and options		16,109,140	16,094,140

This summary does not include 2,151,276 restricted stock units that are not vested as of June 30, 2012.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 10:-FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,
	2012	2011	2010

Foreign currency translation differences	$98	$(29)	$(68)
Interest on short-term bank credit and bank's expenses	12	13	13
Interest on long-term loan	-	-	2
Interest income on deposits	(575)	(236)	(18)
Gain related to marketable securities	(89)	-	-
Loss (Gain) from derivatives	317	(14)	85

	$(237)	$(266)	$14

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	Pluristem Therapeutics Inc. is taxed under U.S. tax laws.
2.	Pluristem Ltd. is taxed under Israeli tax laws.

B.	Tax assessments:

The subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2006.

C.	Tax rates applicable to the Company:

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 35%, excluding state tax and local tax if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

2.	The Subsidiary:

On December 5, 2011, the Israeli Parliament (the Knesset) passed the Law for Tax Burden Reform (Legislative Amendments) 2011 (the “Law"), which, among other things, cancels effective as of 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

The Law did not have an effect on the Subsidiary's financial position and results of operations.

Israeli companies are generally subject to capital gains tax at the rate of the Israeli corporate tax (which was 25% in 2012).

Tax Benefits Under the Law for the Encouragement of Capital Investments, 1959 (the "Encouragement Law")

According to the Encouragement Law, the Subsidiary is entitled to various tax benefits due to "beneficiary enterprise" status granted to its enterprise, as implied by the Encouragement Law. The principal benefits by virtue of the Law are:

Tax benefits and reduced tax rates:

On July 7, 2010, the Subsidiary has received a letter of approval (the "Ruling") from the Israeli Tax Authority. According to the Ruling, the Subsidiary's expansion program of its plant was granted the status of a "Benefited Enterprise" under the "Alternative Track" (the "Program"). The Subsidiary chose the year 2007 as the election year of the Program.

Under the Program, the Subsidiary, which was located in a National Priority Zone "B" with respect to the year 2007, is tax exempt in the first six years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of one to four years for the remaining benefit period (dependent on the level of foreign investments).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

Following the enactment of Amendment No. 60 to the Encouragement Law, subsequent to April 1, 2005, companies whose year of election entitled them to a beneficiary enterprise status are required, among others, to make a minimum qualifying investment. This condition requires an investment in the acquisition of productive assets such as machinery and equipment, which must be carried out within three years. The minimum qualifying investment required for setting up a plant is NIS 300,000 , linked to the Israeli CPI in accordance with the guidelines of the Israeli tax authorities. As for plant expansion, the minimum qualifying investment is the higher of NIS 300,000, linked to the Israeli CPI as stated above, and an amount equivalent to the "qualifying percentage" of the value of the productive assets. Productive assets that are used by the plant but not owned by it will also be viewed as productive assets.

The qualifying percentage of the value of the productive assets is as follows:

The value of productive assets before the expansion (NIS in millions)	The new proportion that the required investment bears to the value of productive assets

Up to NIS 140	12%
NIS 140 - NIS 500	7%
More than NIS 500	5%

The income qualifying for tax benefits under the alternative track is the taxable income of a “beneficiary company” that has met certain conditions as determined by the Encouragement Law, and which is derived from an industrial enterprise. The Encouragement Law specifies the types of qualifying income that is entitled to tax benefits under the alternative track both in respect of an industrial enterprise and of a hotel, whereby income from an industrial enterprise includes, among others, revenues from the production and development of software products and revenues from industrial research and development activities performed for a foreign resident (and approved by the Head of the Administration of Industrial Research and Development).

As stated above, the Subsidiary's expansion program of its plant was granted the status of a "beneficiary enterprise", in accordance with the Encouragement Law, under the alternative benefits track. Accordingly, income derived from the beneficiary enterprise is subject to the benefits and conditions stated above.

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the benefit period starts at the later of the year elected and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the year of election and for companies in development area A - 14 years since the beginning of the year of election. The benefit period for the enterprise of the subsidiary will expire in 2018 (12 years since the beginning of the year of election – 2007).

If a dividend is distributed out of tax exempt profits, as above, the Subsidiary will become liable for tax at the rate applicable to its profits from the beneficiary enterprise in the year in which the income was earned, as if it was not under the alternative track (tax at the rate of 10- 25%, dependent on the level of foreign investments) and to withholding tax rate of 15% (or lower, under an applicable tax treaty).

As for beneficiary enterprises pursuant to Amendment No. 60 to the Encouragement Law, the basic condition for receiving the benefits under this track is that the enterprise contributes to the country's economic growth and is a competitive factor for the Gross Domestic Product. In order to comply with this condition, the Encouragement Law prescribes various requirements regarding industrial enterprises.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

As for industrial enterprises, in each tax year during the benefit period, one of the following conditions must be met:

1.
The industrial enterprise's main field of activity is biotechnology or nanotechnology as approved by the Head of the Administration of Industrial Research and Development, prior to the approval of the relevant program.

2.
The industrial enterprise's sales revenues in a specific market during the tax year do not exceed 75% of its total sales for that tax year. A "market" is defined as a separate country or customs territory.

3.	At least 25% of the industrial enterprise's overall revenues during the tax year were generated from the enterprise's sales in a specific market with a population of at least 12 million.

Accelerated depreciation:

The Subsidiary is eligible for deduction of accelerated depreciation on buildings, machinery and equipment used by the beneficiary enterprise at a rate of 200% (or 400% for buildings) from the first year of the asset's operation.

Conditions for the entitlement to the benefits:

The abovementioned benefits are conditional upon the fulfillment of the conditions stipulated by the Encouragement Law, regulations promulgated thereunder, and the Ruling with respect to the beneficiary enterprise. Non-compliance with the conditions may cancel all or part of the benefits and refund of the amount of the benefits, including interest. The management believes that the subsidiary is meeting the aforementioned conditions.

Amendment to the Law for the Encouragement of Capital Investments, 1959:

In December 2010, the Knesset  passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation) 2011 (the “Amendment"), which prescribes, among other things, amendments to the Encouragement Law. The Amendment became effective as of January 1, 2011. According to the Amendment, the benefit tracks in the Encouragement Law were modified and a flat tax rate applies to the Company's entire preferred income under its status as a preferred company with a preferred enterprise. Commencing as of the 2011 tax year, the Company will be able to opt to apply (the waiver is non-recourse) the Amendment and from the elected tax year and onwards, it will be subject to the amended tax rates that are: 2011 and 2012 - 15% (in development area A - 10%), 2013 and 2014 - 12.5% (in development area A - 7%) and in 2015 and thereafter - 12% (in development area A - 6%).

The Subsidiary has examined the effect of the adoption of the Amendment on its financial statements, and as of the date of the publication of the financial statements, the Subsidiary estimates that it will not apply the Amendment. The Subsidiary's estimate may change in the future.

D.	Carryforward losses for tax purposes

As of June 30, 2012, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $16,409. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2021 and 2032.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

D.	Carryforward losses for tax purposes: (cont:)

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2012, in the amount of approximately $20,551, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	June 30,
	2012	2011
Deferred tax assets:
U.S. net operating loss carryforward	$5,806	$4,750
Israeli net operating loss carryforward	5,168	4,559
Allowances and reserves	111	96

Total deferred tax assets before valuation allowance	11,085	9,405
Valuation allowance	(11,085)	(9,405)

Net deferred tax asset	$-	$-

As of June 30, 2011 and June 30, 2012, the Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with FASB ASC No. 740 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2011 and 2012, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2010, 2011 and 2012, the main reconciling item of the statutory tax rate of the Company (25% to 35% in 2010, 24% to 35% in 2011 and 25% to 35% in 2012) to the effective tax rate (0%) is tax loss carryforwards, Stock -based compensation and other deferred tax assets for which a full valuation allowance was provided.

Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands of dollars except share and per share data).

	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
Revenues	154	231	230	101
Gross profit	154	231	230	101
Operating expenses	4,486	2,349	4,840	4,072
Operating loss	4,332	2,118	4,610	3,971
Net loss	4,493	1,992	4,174	4,135
Basic and diluted net loss per share	0.11	0.05	0.09	0.09

	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
Revenues	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	1,754	2,824	2,699	3,837
Operating loss	1,754	2,824	2,699	3,837
Net loss	1,689	2,821	2,613	3,725
Basic and diluted net loss per share	0.08	0.11	0.07	0.09

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2012, our internal control over financial reporting was effective.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

As of June 30, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Chief Executive Officer, President, Director and Chairman of the Board of Directors	58	September 26, 2005 November 21, 2005 April 3, 2006
Yaky Yanay	Chief Financial Officer, Secretary	41	November 1, 2006
Nachum Rosman	Director	66	October 9, 2007
Doron Shorrer	Director	59	October 2, 2003
Hava Meretzki	Director	43	October 2, 2003
Isaac Braun	Director	59	July 6, 2005
Israel Ben-Yoram	Director	51	January 26, 2005
Mark Germain	Director	62	May 17, 2007
Moria Kwiat	Director	33	May 15, 2012

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

We believe that Mr. Aberman's qualifications to sit on our Board of Directors include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of publicly traded entities.

Yaky Yanay

Mr. Yanay was appointed as our Chief Financial Officer and Secretary in November, 2006.  Prior to joining us, Mr. Yanay was the Chief Financial Officer of Elbit Vision Systems Ltd., a public company traded over the OTC Bulletin Board. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel, implementing audits in accordance with U.S. GAAP.  Mr. Yanay serves as a director of Elbit Vision System Ltd. He is a member of the board of directors of  Israel Advanced Technologies Industries.  Mr. Yanay holds a bachelor's degree with honors in business administration and accounting, and is a Certified Public Accountant in Israel.

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

We believe that Mr. Rosman's qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Doron Shorrer

Mr. Shorrer became a director of the Company in October 2003.  Mr. Shorrer was one of the Company's founders and served as its first Chairman until 2006.  Mr. Shorrer also serves as a director of other companies: Shlomo Insurance Company Ltd., Omer Insurance Mutual Fund, Provident Fund for employees of the Israel Electric Company Ltd., and Massad Bank from the International Bank group.  Between 1999 and 2004 he was Chairman of the Boards of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Funds Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of "Nechasim" of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Founder and managing partner of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Hebrew University Business Administration School; Chairman of Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.  Among many areas of expertise, Mr. Shorrer formulates implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries.

Mr. Shorrer holds a B.A. in Economics and Accounting and an M.A. in Business Administration (specialization in finance and banking) from the Hebrew University of Jerusalem and is a Certified Public Accountant (ISR).

We believe that Mr. Shorrer's qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his vast skill and expertise in accounting and economics, as well as his knowledge and familiarity with corporate finance.

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

Ms. Meretzki received a Bachelor's Degree in Law from the Hebrew University in 1991 and was admitted to the Israel Bar Association in 1993.

We believe that Ms. Meretzki's qualifications to sit on our Board of Directors include her years of experience with legal and corporate governance matters.

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

We believe that Mr. Braun's qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

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

We believe that Mr. Ben-Yoram's qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his experience serving as a director of NASDAQ companies, as well as his knowledge and familiarity with corporate finance and accounting.

Mark Germain

Mr. Germain became a director of the Company in May 2007.  Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board.  For more than five years, Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries.  He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions.  He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company, which was sold in 1991.  In addition to being a Director of the Company, Mr. Germain is a director of ChromaDex, Inc. (CDXB.OB), a publicly traded company. Mr. Germain also serves as a director of the following companies that were reporting companies in the past: Stem Cell Innovations, Inc., Omnimmune Corp. and Collexis Holdings, Inc. He is also a co-founder and director of a number of private companies in and outside the biotechnology field.

We believe that Mr. Germain's qualifications to sit on our Board of Directors include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Moria Kwiat

Ms. Kwiat became a director of the company in May 2012.  Ms. Kwiat holds a B.Sc and an M.Sc. in Biotechnology from the Department of Molecular Microbiology and Biotechnology at Tel Aviv University. Ms. Kwiat is a Ph.D. candidate in Nano-Biotechnology from the Department of Material and Nano Sciences, Faculty of Chemistry at Tel Aviv University, and expects to receive her Ph.D. in the next few months.  Ms. Kwiat gained broad scientific experience in inter-disciplinary fields involving different sciences and technologies during her studies. Ms. Kwiat has been serving as a teaching assistant at the Faculty of Chemistry at Tel Aviv University since 2006.

We believe that Ms. Kwiat's qualifications to sit on our Board of Directors include her experience and relevant education in the biotechnology and microbiology fields.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram.  Doron Shorrer is the Chairman of the Audit Committee, and our Board of Directors has determined that Israel Ben-Yoram is an "Audit Committee financial expert" and that all members of the Audit Committee are "independent" as defined by the rules of the SEC and the NASDAQ rules and regulations. The Audit Committee operates under a charter that was approved by our Board on August 29, 2007.  The charter is posted on our website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee held five meetings during July 1, 2011 through June 30, 2012, or Fiscal 2012.

Compensation Committee

The members of our Compensation Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. The Board has determined that all of the members of the Compensation Committee are "independent" as defined by the rules of the SEC and NASDAQ rules and regulations. The Compensation Committee operates under a written charter that was approved by our Board on August 29, 2007.  The charter is posted on our website at www.pluristem.com. The primary responsibilities of our Compensation Committee include:

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

Our Compensation Committee held three meetings during Fiscal 2012.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2012, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

During the last year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee; (2) a director of another entity, one of whose executive officers served on the compensation committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

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

Our Code of Business Conduct and Ethics is listed as an exhibit to this annual report on Form 10-K and incorporated by reference. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Pluristem Therapeutics Inc., MATAM Advanced Technology Park, Building No. 20, Haifa 31905, Israel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2012, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11.    Executive Compensation.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to set the compensation for our Chief Executive Officer, or CEO, and to set the compensation for other executive officers based on the CEO's recommendation.  Our named executive officers for Fiscal 2012 are those two individuals listed in the "2012 Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report on Form 10-K.

A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of our company and to align the interests of these executives with those of our shareholders. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

•	attract, hire, and retain talented and experienced executives;
•	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;
•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;
•	focus executive behavior on achievement of our corporate objectives and strategy;
•	build a mechanism of "pay for performance"; and
•	align the interests of management and shareholders by providing management with longer-term incentives through equity ownership.

The Compensation Committee reviews the allocation of compensation components regularly to ensure alignment with strategic and operating goals, competitive market practices and legislative changes. The Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract, hire, and retain well-qualified executives. Other compensation elements, such as long-term incentive opportunities, are designed to motivate and reward performance.  Long-term incentives are intended to reward our long-term performance and executing our business strategy, and to strongly align named executive officers' interests with those of shareholders.

With respect to equity compensation, the Compensation Committee makes awards to executives under our stock option plans and other plans as approved by the Board of Directors. Executive compensation is paid or granted based on each executive's performance and contribution as determined by the Compensation Committee in its discretion.

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) performance based bonus; (iii) long-term equity incentive compensation in the form of periodic stock option and RSU grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2012, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for executive officers from time to time but not less than once a year.  The Compensation Committee also takes into consideration the CEO's recommendations for executive compensation of the Chief Financial Officer. The CEO generally presents these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

Base Salary

The Compensation Committee performs a review of base salaries / monthly compensation for our executive officers from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration their understanding of the compensation practices of comparable companies (based on size and stage of development), especially in Israel, where our named executive officers reside, independent third party market data such as compensation surveys to industry, including information relating to peer companies3, individual experience and performance adjusted to reflect individual roles and contribution to our clinical, regulatory, commercial and operational performance.  None of the factors above has a dominant weight in determining the compensation of our executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation.  In addition, our Compensation Committee uses comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.  We may also change the base salary / monthly compensation of an executive officer at other times due to market conditions, as we did before when the executive officers participated in a voluntary reduction of their compensation. We believe that a competitive base salary / monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries / monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives' performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility, company progress or on changed local and specific executive employment market conditions. In fiscal year 2012, our executive officers' salaries and monthly compensation did not change from the previous year as we believe they do not deviate materially from the range of salaries received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel.  We did not conduct any analysis of salaries and monthly compensation received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel in fiscal year 2012.

3In 2011, for example, we collected executive compensation information from the recent SEC filings of Aastrom Biosciences, Inc.; Athersys, Inc.; Protalix BioTherapeutics, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; and Osiris Therapeutics, Inc.;

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies, such as United, and entering into licensing agreements with such companies, such as the United Agreement.  Therefore, in order to reward our executive officers, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals (e.g., the United Agreement). This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. The performance based bonus percentages are as follows: Mr. Zami Aberman – 1.5% of amounts received by us from non dilutive funding and strategic deals, and Mr. Yaky Yanay – 1% of such amounts. The difference in the percentage of the performance based bonus was determined based on the Compensation Committee's assessment of the contribution and role of each of our named executive officers in completing the licensing and strategic agreements.

Long-term Equity Incentive Compensation

Long-term incentive compensation allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers' interests with those of our shareholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli based companies.  We do not have a formula relating to, and did not conduct any analysis of, the level of awards that is competitive within the biotechnology industry and Israeli based companies.  In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance.

RSU awards provide our executive officers with the right to purchase shares of our common stock at a par value of $0.00001, subject to continued employment with our company. In recent years we granted our executive officers RSU awards.  We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof.  In the past, due to the high volatility of our stock price, options we granted were out of the money, and many of them still are.  In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our executive officers and other employees, directors and consultants.  RSUs generally vest over two years. Our officers are entitled to acceleration of the vesting of their stock options and RSUs in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and RSU and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and RSUs. In addition, our CEO is entitled to an acceleration of 100% of any unvested options and RSUs in the event of change in control. All grants are approved by our Board of Directors.

Benefits and Perquisites

Generally, benefits available to executive officers are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our Chief Financial Officer with a phone and a company car which are customary benefits in Israel to managers and officers.  Each of our executive officers is also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such executive officer.

In addition, in the event of termination of our CEO's consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate; our Chief Financial Officer may be entitled to a severance payment that equals a month's compensation for each twelve-month period of employment or otherwise providing services to the company.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel.  These benefits represent a relatively small portion of the executive officers' total compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

The following table shows the particulars of compensation paid to our CEO and Chief Financial Officer, for the fiscal years ended June 30, 2012, 2011 and 2010.  We do not currently have any other executive officers, nor did we during the fiscal years ended June 30, 2012, 2011, and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Stock-based Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Zami Aberman Chief Executive Officer	2012	495,623 (4)	1,800,400	75,000	0	2,371,023
	2011	383,081 (4)	900,900	0	0	1,283,981
	2010	331,917 (4)	227,068	0	0	558,985
Yaky Yanay Chief Financial Officer	2012	253,752	1,271,900	50,175	27,231 (5)	1,603,058
	2011	200,760	629,400	0	31,742 (5)	861,902
	2010	159,820	107,362	0	21,821 (5)	289,003

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(k) to our consolidated financial statements for Fiscal 2012 included elsewhere in this Annual Report on Form 10-K.

(3)           Represents bonus paid in connection with our entry into the United Agreement.

(4)           Includes $20,208, $18,638 and $11,960 paid to Mr. Aberman as compensation for services as a director in fiscal 2012, 2011, and 2010, respectively.

(5)           Represents cost to us in connection with the car and a mobile phone made available to Mr. Yanay. The company also pays the tax associated with this benefit which is grossed up and part of the amount in the Salary column in the table above.

We have the following written agreements and other arrangements concerning compensation with our executive officers:

(a)
Mr. Aberman is engaged with us as a consultant and receives consulting fee.  As of May 11, 2011, Mr. Aberman's monthly consulting fee was increased from $25,000 to $31,250. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. The U.S. dollar rate will be not less then 4.35 NIS per $.  All amounts above are paid plus value added tax.  Mr. Aberman is also entitled to one and a half percent (1.5%) from amounts received by us from non diluting funding and strategic deals.

During May 2010 until April 2011, Mr. Aberman participated in a voluntary reduction of 15% of his consulting fee.  In exchange for such voluntary reduction in his consulting fee and waiving his rights to receive 25 accrued vacation days, he received 78,267 shares of our common stock.

(b)
As of May 11, 2011 Mr. Yanay's monthly salary was increased from 42,500 NIS to 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay is entitled to a bonus of one percent (1.0%) from amounts received by us from non diluting funding and strategic deals.  As of August 2011, Mr. Yanay has been engaged with us as a consultant, in addition to being an employee.  For his services as a consultant he receives a monthly consulting fee.  In addition, he continues to receive salary as an employee, but in an amount that was reduced by the consulting fee so the total amount paid to Mr. Yanay by us has not changed as a result of this change.

During May 2010 until April 2011, Mr. Yanay participated in a voluntary reduction of 15% of his salary.  In exchange for the salary reduction and waiving his rights to receive 20 accrued vacation days, he received 35,243 shares of our common stock.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in- control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman's Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement has been in force as of the second year, but in any event no more than nine years in the aggregate; and (ii) Mr. Yanay may be entitled, under Israeli law and practice, to a severance payment that equals a month's salary for each twelve-month period of employment with the company.

In addition, Mr. Aberman and Mr. Yanay are entitled to acceleration of the vesting of their stock options and restricted stock in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and restricted stock and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and restricted stock. In addition, Mr. Aberman is entitled to acceleration of 100% of any unvested options and restricted stock in case of our change in control or merger into another company.

The following table displays the value of what the executive officers would have received from us had their employment been terminated, or that change in control happens on June 30, 2012:

Officer	Salary	Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$311,864	$453,000	(2)	$764,864
Terminated due to discharge of officer	$311,864	$906,000	(3)	$1,217,864
Change in control		$906,000	(3)	$906,000

Yaky Yanay
Terminated due to officer resignation	$77,356	$339,000	(2)	$416,356
Terminated due to discharge of officer	$77,356	$678,000	(3)	$755,356

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2012 of $2.40 per share and the applicable exercise price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2012:

Name & Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock and Option Awards ($)
Zami Aberman	12/21/11	350,000	(1)	899,500
Chairman and CEO

Yaky Yanay	12/21/11	250,000	(2)	642,500
CFO and Secretary

(1)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests over a two-year period from the date of grant, as follows: 87,500 restricted shares vested as of June 21, 2012 and  262,500 restricted shares vest in six installment of 43,750 shares on each of September 21, 2012, December 21, 2012, March 21, 2013, June 21, 2013, September 21, 2013, and December 21, 2013.

(2)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests over a two-year period from the date of grant, as follows: 62,500 restricted shares vested as of June 21,2012, and 187,500 restricted shares vest in six installments of 31,250 shares on each of September 21, 2012, December 21, 2012, March 21, 2013, June 21, 2013, September 21, 2013, and December 21, 2013.

Outstanding Equity Awards at the End of Fiscal 2012

The following table presents the outstanding equity awards held as of June 30, 2012 by our executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Zami Aberman	22,500	-	4.40	1/16/2016	-	-
	30,000	-	4.00	10/30/2016	-	-
	250,000	-	3.50	1/23/2017	-	-
	105,000	-	4.38	12/25/2017	-	-
	110,000	-	0.62	10/30/2018	-	-
	-	-	-	-	40,000 (1)	$96,000
	-	-	-	-	75,000 (3)	$180,000
	-	-	-	-	262,500 (5)	$630,000
Yaky Yanay	62,500	-	4.38	12/25/2017	-	-
	12,500	-	4.00	9/17/2016	-	-
	50,000	-	3.50	1/23/2017	-	-
	55,000	-	0.62	10/30/2018	-	-
	-	-	-	-	20,000 (2)	$48,000
	-	-	-	-	75,000 (4)	$180,000
	-	-	-	-	187,500 (6)	$450,000

(1)	40,000 restricted shares vest in two installments of 20,000 shares on each of July 28, 2012 and October 28, 2012.

(2)	20,000 restricted shares vest in two installments of 10,000 shares on each of July 28, 2012 and October 28, 2012.

(3)	75,000 restricted shares vest in four installments of 18,750 shares on each of August 18, 2012, November 18, 2012, February 18, 2013 and May 18, 2013.

(4)	75,000 restricted shares vest in four installments of 18,750 shares on each of August 18, 2012, November 18, 2012, February 18, 2013 and May 18, 2013.

(5)	262,500 restricted shares vest in six installments of 43,750 shares on each of September 21, 2012, December 21, 2012, March 21, 2013, June 21, 2013, September 21, 2013 and December 21, 2013.

(6)	187,500 restricted shares vest in six installments of 31,250 shares on each of September 21, 2012, December 21, 2012, March 21, 2013, June 21, 2013, September 21, 2013 and December 21, 2013.

Aggregated Option/Exercises in Last Fiscal Year

During the fiscal year ended June 30, 2012, no stock options were exercised by our executive officers.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)(3)	Stock-based Awards ($) (4)	Total ($)
Mark Germain	16,480	17,857	416,194	450,531
Nachum Rosman	25,589	17,857	466,944	510,390
Doron Shorrer	27,831	17,857	569,744	615,432
Hava Meretzki	20,795	17,857	313,394	352,046
Isaac Braun	21,476	17,857	313,394	352,727
Israel Ben-Yoram	27,148	17,857	466,944	511,949
Moria Kwiat (1)	1,529	-	-	1,529
Shai Pines (2)	19,006	17,857	313,394	350,257

(1)	Ms. Kwiat became one of our directors on May 15, 2012.

(2)	As of May 15, 2012, Shai Pines is no longer serving as one of our directors.

(3)	Represents to a bonus in connection with our entry into the United Agreement.

(4)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(k) to our consolidated financial statements for Fiscal 2012 included elsewhere in this Annual Report on Form 10-K.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. On May 17, 2007, the Board decided that the dollar rate would be not less then 4.25 NIS per dollar. Starting November 2008 till April 2011, the directors participated in a voluntary reduction of 25% on their annual fee in exchange for issuance of shares of our common stock. The directors are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non diluting funding and strategic deals, such as the United Agreement.

During Fiscal 2012 we paid a total of $159,853 to directors as compensation. This amount does not include compensation to Mr. Aberman in his capacity as a director which is reflected in the Summary Compensation Table for Fiscal 2012 above. As of June 30, 2012, the directors (not including the Chairman, but including Shai Pines, who as of May 15, 2012, is no longer serving as one of our directors) held 2,609,353 options, restricted shares and RSUs of which 1,983,629 were exercisable or vested, as the case may be.

The vesting of directors' stock options, RSUs and restricted stock accelerates in the following circumstances: (1) termination of a director's position by the stockholders will result in the acceleration of 100% of any unvested options, RSUs and restricted stock and (2) termination of a director's position by resignation will result in the acceleration of 50% of any unvested options and, RSUs restricted stock.

Other than as described in the preceding three paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of August 15, 2012 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage
Directors and Named Executive Officers

Zami Aberman Chief Executive Officer, Chairman of the Board, President and Director	1,571,651	(2)	3.3%

Moria Kwiat Director	-		-

Hava Meretzki Director	258,078	(3)	*

Doron Shorrer Director	342,767	(4)	*

Israel Ben-Yoram Director	307,787	(5)	*

Isaac Braun Director	256,809	(6)	*

Nachum Rosman Director	225,261	(7)	*

Mark Germain Director	517,386	(8)	1.1%

Yaky Yanay Chief Financial Officer and Secretary	744,043	(9)	1.6%

Directors and Executive Officers as a group (9 persons)	4,223,779	(10)	8.7%

5% Shareholders

Bangor Holdings Ltd.	4,064,286	(11)	8.3%

_________________
* = less than 1%

(1)  Based on 47,006,956 shares of common stock issued and outstanding as of August 15, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2)  Includes options to acquire 517,500 shares.

(3)  Includes options to acquire 95,192 shares.

(4)  Includes options to acquire 116,756 shares.

(5)  Includes options to acquire 94,276 shares.

(6)  Includes options to acquire 93,923 shares.

(7)  Includes options to acquire 63,750 shares.

(8)  Includes options to acquire 307,500 shares.

(9)  Includes options to acquire 180,000 shares.

(10)  Includes options to acquire 1,468,897 shares.

(11)  Includes warrants to purchase 1,867,857 shares. The information is based solely on a Schedule 13G filed with the SEC on July 14, 2010, which reports that Mr. Uri Heller has shared voting and dispositive power with respect to such shares.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted our 2003 Stock Option Plan. Under the 2003 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the Plan, we reserved for issuance 20,500 shares of our common stock. As of June 30, 2012, there were 15,296 shares of our common stock still available for future grant under the plan.

On November 21, 2005, our Board of Directors adopted our 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

At our annual meeting of our stockholders held on January 21, 2009, our stockholders approved the adoption of the Amended and Restated 2005 Stock Option Plan of the Company, or the 2005 Plan, amending the 2005 Stock Option Plan in order to: (i) increase the number of shares of common stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of common stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allow the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date of the 2005 Plan to December 31, 2018.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	2,352,968	$3.98	808,134
Equity compensation plan approved by security holders (2)	5,204	$4.40	15,296
Equity compensation plan not approved by security holders (3)	101,000	$1.37	-
Total	2,459,172	$3.87	823,430

(1)	Consists of awards granted under the 2005 Plan.

(2)	Consists of awards granted under the 2003 Plan.

(3)
Consists of (i) 86,000 warrants granted in April 2009 to consultants for services rendered, with an exercise price of $1.28, monthly vesting at a rate of 8.33% from the issuance date, and a term of five years expiring in April 2014; and (ii) 15,000 warrants granted in September 2008 to a consultant for services rendered, with an exercise price of $1.91, immediate vesting, and a term of five years expiring in September 2013.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the fiscal years ended June 30, 2011 and June 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

Item 14.    Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2012	Twelve months ended on June 30, 2011

Audit Fees	$85,000	$85,000

Audit-Related Fees	None	None

Tax Fees	$11,726	$16,164

All Other Fees	$22,405	$45,235

Total Fees	$119,132	$146,399

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

All Other Fees. These fees were comprised of fees related to the consent of our independent auditors related to our registration statements on Forms S-3, assistance in preparation of the OCS application as well as fees for consultation related to the United agreement.

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

PART IV

Item 15.    Exhibits.

3.1	Composite Copy of the Company's Articles of Incorporation as amended on December 22, 2009 (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed February 11, 2010).

3.2	Amended By-laws (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed February 9, 2012).

4.1	Form of Common Stock Purchase Warrant dated October 18, 2010 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 12, 2010).

4.2
Form of Warrant Agreement by and between Pluristem Therapeutics Inc. and  American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate) (incorporate by reference to Exhibit 4.2 of our quarterly report on Form 10-Q filed on February 9, 2011).

10.1
Consulting Agreement dated September 26, 2005 between Pluristem Ltd. and Rose High Tech Ltd. (incorporated by reference to Exhibit 10.25 of our quarterly report on Form 10-QSB filed February 9, 2006).+

10.2
Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

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

10.5^
Exclusive License Agreement dated June 19, 2011, between Pluristem Ltd. and United Therapeutics Corporation (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed on September 12, 2011).

10.6	Summary of Directors' Ongoing Compensation. (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed September 12, 2011). +

10.7	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on December 29, 2003) (Registration no. 333-111591). +

10.8	The Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 23, 2009). +

10.9	Form of Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 23, 2009). +

10.10	Form of Restricted Stock Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed on September 23, 2009). +

10.11
Form of Restricted Stock Agreement (Israeli directors and officers) under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 23, 2009). +

10.12
Summary of an Agreement for Design and Construction of a Manufacturing Facility of Bio-pharmaceutical Products dated October 30, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 9, 2012).

14.1	Amended and Restated Code of Business Conduct and Ethics adopted by the Board of Directors (incorporated by reference to Exhibit 14.1 of our annual report on Form 10-K filed on September 12, 2011).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Zami Aberman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

101**
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

^ Confidential treatment granted as to certain portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
(Zami Aberman, Chief Executive Officer,
Principal Executive Officer)
Date:  September 10, 2012

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
Dated:  September 10, 2012

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 10, 2012

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 10, 2012

By: /s/ Mark Germain
Mark Germain, Director
Dated: September 10, 2012

By: /s/ Moria Kwiat
Moria Kwiat, Director
Dated: September 10, 2012

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 10, 2012

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 10, 2012

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 10, 2012

By: /s/Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 10, 2012