Form 10-Q
period 2012-09-30
PLURISTEM THERAPEUTICS INC
filed 2012-11-06
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 57,402,952 shares of common stock issued and outstanding as of October 29, 2012.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		September 30, 2012	June 30, 2012
	Note	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$38,751	$9,389
Short term bank deposits		21,434	21,397
Marketable securities	3	8,129	7,023
Other accounts receivable and prepaid expenses		1,668	383
Total current assets		69,982	38,192

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		984	1,287
Advance payment for leasehold improvements		3,428	2,400
Property and equipment, net		6,440	5,019
Severance pay fund		571	522
Other long term assets		39	-
Total long-term assets		11,462	9,228

Total assets		$81,444	$47,420

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		September 30, 2012	June 30, 2012
	Note	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,696	$1,368
Accrued expenses		1,069	922
Deferred revenues		779	779
Advance payment from United Therapeutics		959	1,576
Other accounts payable		729	877
Total current liabilities		5,232	5,522

LONG-TERM LIABILITIES

Deferred revenues		3,310	3,505
Accrued severance pay		709	651
Total long term liabilities		4,019	4,156

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 57,257,230 shares as of September 30, 2012, 46,448,051 shares as of June 30, 2012		- (*)	- (*)
Additional paid-in capital		141,836	103,619
Accumulated deficit		(69,742)	(65,747)
Other comprehensive gain (loss)		99	(130)
		72,193	37,742

		$81,444	$47,420

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2012	2011
	Unaudited	Unaudited

Revenues	$195	$154
Cost of revenues	(6)	(5)
Gross profit	189	149
Research and development expenses	(3,748)	(2,863)
Less participation by the Office of the Chief Scientist and other parties	1,050	19
Research and development expenses, net	(2,698)	(2,844)
General and administrative expenses	(1,681)	(1,637)

Operating loss	(4,190)	(4,332)

Financial income (expenses), net	195	(161)

Net loss for the period	$(3,995)	$(4,493)

Loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted average number of shares used in computing basic and diluted net loss per share	47,833,654	42,779,293

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. Dollars in thousands

	Three months ended September 30,
	2012	2011
	Unaudited	Unaudited

Net loss	$(3,995)	$(4,493)
Other comprehensive income, net of tax:
Unrealized gain on available for sale marketable securities	229	1
Total comprehensive loss	$(3,766)	$(4,492)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	gain	Deficit	Equity
Balance as of July 1, 2011	42,443,185	$	(*)	$94,375	$-	$(50,953)	$43,422
Exercise of options by employees and consultants	12,500		(*)	8	-	-	8
Exercise of warrants by investors and finders	198,714		(*)	315	-	-	315
Stock based compensation to employees, directors and non-employee consultants	330,844		(*)	1,041	-	-	1,041
Unrealized gain on available for sale marketable securities	-		-	-	1	-	1
Net loss for the period	-		-	-	-	(4,493)	(4,493)

Balance as of September 30, 2011	42,985,243	$	(*)	$95,739	$1	$(55,446)	$40,294

(*)   Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$	(*)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000		(*)	34,106	-	-	34,106
Exercise of options by employees and consultants	94,332		(*)	146	-	-	146
Exercise of warrants by investors and finders	975,622		(*)	1,229	-	-	1,229
Stock based compensation to employees, directors and non-employee consultants	539,225		(*)	1,336	-	-	1,336
Stock based compensation to contractor	-		-	1,400	-	-	1,400
Unrealized gain on available for sale marketable securities	-		-	-	229	-	229
Net loss for the period	-		-	-	-	(3,995)	(3,995)

Balance as of September 30, 2012	57,257,230	$	(*)	$141,836	$99	$(69,742)	$72,193

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Three months ended September 30,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,995)	$(4,493)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	130	97
Capital loss	-	-
Stock-based compensation to employees, directors and non-employee consultants	1,063	1,041
Stock compensation to investor relations consultants	273	1
Increase in other accounts receivable	(746)	(76)
Increase in prepaid expenses	(483)	(20)
Decrease (increase) in trade payables	988	(87)
Increase in other accounts payable and accrued expenses	30	205
Increase (decrease) in deferred revenues	(195)	4,846
Increase (decrease) in advance payment from United Therapeutics	(617)	2,000
Linkage differences and Increase (decrease) interest on short and long-term deposit and restricted lease deposit	(37)	55
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	43	4
Loss (gain) from sale of investments of available for sale marketable securities	15	-
Accrued severance pay, net	9	(1)
Net cash used in (provided by) operating activities	$(3,522)	$3,461

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,978)	$(179)
Investment in short-term deposits	-	(31,599)
Repayment (Investment) in long-term deposits	300	(690)
Repayment of long-term restricted deposit	3	4
Proceeds from sale and redemption of available for sale marketable securities	313	-
Investment in available for sale marketable securities	(1,248)	(516)
Net cash used in investing activities	$(2,610)	$(32,980)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Three months ended September 30,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$34,106	$-
Exercise of warrants and options	1,388	323
Net cash provided by financing activities	$35,494	$323

Increase (decrease) in cash and cash equivalents	29,362	(29,196)
Cash and cash equivalents at the beginning of the period	9,389	42,829
Cash and cash equivalents at the end of the period	$38,751	$13,633

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$3	$8

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$78	$109

Stock based compensation to contractor	$1,400	$-

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

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $69,742 through September 30, 2012 and the Company incurred a net loss of $3,995 for the three months ended September 30, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) agreement, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). Certain items in the prior period's comparative consolidated financial statements have been reclassified to conform to the current period's presentation. Royalties to the OCS expense in the amount of $5 was reclassified from R&D to cost of revenue. This reclassification did not impact total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

b.	Fair value of financial instruments:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

b.	Fair value of financial instruments (cont.)

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

c.	Derivative financial instruments

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

The fair value of the forward and options contracts as of September 30, 2012 and June 30, 2012 were recorded as an asset of $15 and liability of $138, respectively.

d.	Impact of recently issued accounting standards:

In May 2011, the FASB issued changes to the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. In December 2011, the FASB deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The new reporting requirement is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company adopted the accounting pronouncement as of July 1, 2012, and the effect on the Company’s consolidated financial statements was to present activity impacting net income and other comprehensive loss in two consecutive statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of September 30, 2012, all of the Company’s marketable securities were classified as available-for-sale.

	September 30, 2012				June 30,2012
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$1,294	$105	$(36)	$1,363	$1,264	$57	$(56)	$1,265
Government debentures – fixed interest rate	152	4	-	156	57	-	-	57
Corporate debentures – fixed interest rate	304	6	(1)	309	303	2	(2)	303
	$1,750	$115	$(37)	$1,828	$1,624	$59	$(58)	$1,625
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,366	18	(37)	1,347	1,417	12	(42)	1,387
Corporate debentures – fixed interest rate	4,042	89	(33)	4,098	2,829	20	(57)	2,792
	$5,408	$107	$(70)	$5,445	$4,246	$32	$(99)	$4,179
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	427	2	(12)	417	467	-	(23)	444
Corporate debentures – fixed interest rate	445	2	(8)	439	816	3	(44)	775
	$872	$4	$(20)	$856	$1,283	$3	$(67)	$1,219
	$8,030	$226	$(127)	$8,129	$7,153	$94	$(224)	$7,023

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three months ended September 30, 2012.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	September 30, 2012			June 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$4,234	$3,895	-	$4,181	$2,842	$-
Derivatives	-	15	-	-	(138)	-
Total	$4,234	$3,910	$-	$4,181	$2,704	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the three months ended September 30, 2012 include the following:

a.	Decrease in the amount of $300 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS

a.
As part of the agreement for building the new Company's facility with Biopharmax Group Ltd ("Biopharmax"), the Company issued 1,500,000 shares of common stock to Biopharmax during fiscal year 2012.  Total consideration from selling the shares amounted to $5,071.  As of September 30, 2012 a balance of $3,428 was recorded in the Company balance sheet as an advanced payment asset from the total consideration.

b.
In July through September 2012, a total of 479,532 warrants were exercised via a “cashless” manner, resulting in the issuance of 287,483 shares of common stock to investors of the Company. The Company has a commitment to issue additional 28,860 shares of common stock to one of its shareholders. In addition, 688,139 warrants were exercised and resulted in the issuance of 688,139 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,229.

c.
On September 19, 2012, the Company closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock, at a purchase price of $5.00 per share. The warrants sold in the offering will be exercisable on March 19, 2013 and expire on September 19, 2017. The Company has also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock. As of September 24, 2012 the underwriters fully exercised their option. The aggregate net proceeds to the Company from the offering, including from the exercise in full of the option, are $34,106, before the exercise of any warrants (which has not yet occurred) and after deducting underwriting commissions and discounts and offering expenses of the Company.

The warrants can be exercised only for full share of common stock.  As to any fraction of a shares which the warrant holder would otherwise be entitled to purchase upon such exercise, the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the fair market value less the exercise price.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718, "Compensation — Stock Compensation". A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Three months ended September 30, 2012
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,082,172	$3.87
Options exercised	(74,332)	1.57
Options outstanding at end of the period	2,007,840	$3.95	4.72	$1,968
Options exercisable at the end of the period	2,007,840	$3.95	4.72	$1,968
Options vested	2,007,840	$3.95	4.72	$1,968

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Three months ended September 30, 2012
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	382,000	$3.86
Options and warrants exercised	(56,000)	1.34
Options and warrants outstanding at end of the period	326,000	$4.29	4.90	$657

Options and warrants exercisable at the end of the period	314,000	$4.46	4.75	$609

Options and warrants vested	326,000	$4.29	4.90	$657

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Three months ended September 30,
	2012	2011
Research and development expenses	$-	$10
General and administrative expenses	18	7
	$18	$17

Future expenses related to options and warrants granted to consultants for an average time of approximately two years is $17.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock and restricted stock units to employees and directors:

During the three months ended September 30, 2012, the Company granted restricted stock units to several Company's employees.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the three months ended September 30, 2012:

Number
Unvested at the beginning of period	2,085,276
Granted	13,000
Forfeited	(37,213)
Vested	(462,497)
Unvested at the end of the period	1,598,566
Expected to vest after September 30, 2012	1,566,803

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2012	2011
Research and development expenses	$317	$253
General and administrative expenses	608	679
	$925	$932

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of approximately two years is $1,512.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock and restricted stock units to consultants:

During the three months ended September 30, 2012, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the three months ended September 30, 2012:

Number
Unvested at the beginning of period	66,000
Granted	66,228
Vested	(76,728)
Unvested at the end of the period	55,500
Expected to vest after September 30, 2012	55,500

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Three months ended September 30,
	2012	2011
Research and development expenses	$120	$92
General and administrative expenses	273	-
	$393	$92

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include, but are not limited to, statements regarding the following: the expected development and potential benefits from our products in treating various medical conditions, the safety and efficacy of our PLX-PAD product as well as the extent to which it is tolerated, our plans, intentions or expectations regarding clinical studies and publication of results of such studies, our expectations regarding our short and long-term capital requirements and sufficiency of our capital resources, our plans to raise additional funding, including non-dilutive funding and governmental grants, the success of our plans to develop in house manufacturing capacity of clinical grade PLX cells in commercial quantities, the expansion of our relationships with research and clinical institutions as well as collaboration and entering into out-licensing agreements with other companies and information with respect to any other plans and strategies for our business. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

We believe that intramuscular administration, or IM, which means that the cells are administrated locally to the muscle and not systemically, may be suited for a number of different clinical indications. Such indications include peripheral artery disease, or PAD, critical limb ischemia, or CLI, intermittent claudication, or IC, muscle injuries, thromboangiitis obliterans, or Buerger's disease, neuropathic pain, wound healing, orthopedic injuries, bone marrow diseases and acute radiation syndrome.  In addition, we have reported the results of animal and other pre-clinical studies that demonstrated the potential utility of  our proprietary PLX cells, using other several administrating methods, for the treatment of  multiple sclerosis, ischemic stroke, inflammatory bowel disease, acute myocardial infraction, diabetic diastolic heart failure, interstitial lung disease and radiation exposure.  Under our exclusive license agreement with United, or the United Agreement, we plan to participate in the development and commercialization of a PLX cell-based product for the treatment of pulmonary arterial hypertension, or PAH.

Our first product in development, called PLX-PAD, is intended to improve the quality of life of millions of people suffering from PAD.

RESULTS OF OPERATIONS –THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011.

Revenues

Revenues for the three months ended September 30, 2012 in the amount of $195,000 are from the United Agreement. The revenues increased by 27% from the revenues for the three months ended September 30, 2011 because we began recognizing revenue from this agreement only in August 2011.

Research and Development

Research and development expenses, net of participation of the Office of Chief Scientist, or the OCS, and other grants, for the three months ended September 30, 2012 decreased by 5% from $2,844,000 for the three months ended September 30, 2011 to $2,698,000.  This decrease is attributed to an increase in the participation of the OCS this quarter compared to the first quarter of fiscal 2011 due to a delay in approving the 2011 OCS grant offset by an increase in our in-house research and development activity and the increase in expenses related to the clinical and preclinical trials we are involved with.

General and Administrative

General and administrative expenses for the three months ended September 30, 2012 increased by 3% from $1,637,000 for the three months ended September 30, 2011 to $1,681,000 mainly due to an increase in stock-based compensation expenses related to our employees and consultants, offset by bonuses to our officers and directors granted last year related to the United Agreement.

Financial Income, net

Financial income increased from an expense of $161,000 for the three months ended September 30, 2011 to an income of $195,000 for the three months ended September 30, 2012 due to exchange rate adjustments and hedging transactions, as described below, as well as interest income on bank deposits on larger cash balances.

Net Loss

Net loss for the three months ended September 30, 2012 was $3,995,000 as compared to a net loss of $4,493,000 for the three months ended September 30, 2011. Net loss per share for the three months ended September 30, 2012 was $0.08 as compared to $0.11 for the three months ended September 30, 2011.

For the periods ended September 30, 2012 and September 30, 2011, we had weighted average shares of common stock outstanding of 47,833,654 and 42,779,293, respectively, that were used in the computations of net loss per share for the three months. The increase in weighted average common shares outstanding reflects mainly shares issued in an underwritten public offering in September 2012, as well as shares issued as a result of exercise of warrants and options and issuance of restricted stock units to employees and consultants.

Liquidity and Capital Resources

As of September 30, 2012, total current assets were $69,982,000 and total current liabilities were $5,232,000. On September 30, 2012, we had a working capital surplus of $64,750,000, stockholders' equity of $72,193,000 and an accumulated deficit of $69,742,000. We finance our operations and plan to continue doing so from our existing cash, licensing agreements, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of September 30, 2012 amounted to $38,751,000, compared to $13,633,000 as of September 30, 2011.  Cash balances increased in the three months ended September 30, 2012 for the reasons presented below.

Operating activities used cash of $3,522,000 in the three months ended September 30, 2012, compared to providing cash of $3,461,000 for the three months ended September 30, 2011. Cash used in operating activities in the three months ended September 30, 2012 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of clinical studies offset by an OCS grant. The cash provided in the three months ended September 30, 2011 also consisted of receiving the upfront payment related to the License Agreement with United in the amount of $7,000,000.

Investing activities used cash of $2,610,000 in the three months ended September 30, 2012, compared to $32,980,000 for the three months ended September 30, 2011. The investing activities in the three months ended September 30, 2012 consisted primarily of investing $1,248,000 in marketable securities and purchasing equipment and paying for the construction of our new facilities in the amount of $1,978,000. The investing activities in the three months ended September 30, 2011 consisted primarily of investing in short-term and long-term bank deposits and in marketable securities.

Financing activities generated cash of $35,494,000 during the three months ended September 30, 2012, compared to $323,000 for the three months ended September 30, 2011. Net proceeds from the public offering were $34,106,000, as described below, and the rest of the cash generated in the three months ended September 30, 2012 and the cash generated in the three months ended September 30, 2011, from financing activities, is from exercises of warrants by shareholders and exercises of options by employees and consultants.

On September 19, 2012, we closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase 0.35 shares of common stock, at a purchase price of $5.00 per share. The warrants sold in the offering will be exercisable on March 19, 2013 and expire on September 19, 2017. We also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock, which option was fully exercised. The aggregate net proceeds to our Company from the offering, including from the exercise in full of the option, were approximately $34 million, before the exercise of any warrants (which has not yet occurred) and after deducting underwriting commissions and discounts and offering expenses of the Company.

During the past three months, 688,139 warrants were exercised in consideration for $1,229,000, and 479,032 warrants were exercised on a cashless basis resulting in the net issuance of 287,483 shares of stock.

During the three months ended September 30, 2012, we received approximately $474,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 5% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

We have accumulated a deficit of $69,742,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  We have an effective shelf registration statement, which we used in connection with the offering mentioned above and may use in the future to raise additional funds.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2012 we granted 50,000 restricted stock units to a consultant for services rendered.

The above issuance and sale was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

4.1*	Warrant Agreement dated September 19, 2012, by and between the registrant and American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Statements of Changes in  Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  November 6, 2012

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  November 6, 2012