Form 10-Q
period 2013-03-31
PLURISTEM THERAPEUTICS INC
filed 2013-05-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  001-31392

PLURISTEM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel 31905
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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 58,638,520 shares of common stock issued and outstanding as of April 30, 2013.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013

(unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2- F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)	F - 5

Interim Condensed Statements of Changes in Equity (unaudited)	F - 6- F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 17

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		March 31, 2013	June 30, 2012
	Note	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$27,821	$9,389
Short term bank deposits		22,960	21,397
Marketable securities	3	9,045	7,023
Other accounts receivable and prepaid expenses		1,284	383
Total current assets		61,110	38,192

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		789	1,287
Advance payment for leasehold improvements		113	2,400
Property and equipment, net		11,501	5,019
Severance pay fund		775	522
Other long term assets		49	-
Total long-term assets		13,227	9,228

Total assets		$74,337	$47,420

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		March 31, 2013		June 30, 2012
	Note	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,577		$1,368
Accrued expenses		780		922
Deferred revenues		779		779
Advance payment from United Therapeutics		567		1,576
Other accounts payable		1,062		877
Total current liabilities		5,765		5,522

LONG-TERM LIABILITIES

Deferred revenues		2,921		3,505
Accrued severance pay		923		651
Other long term liabilities		709		-
Total long term liabilities		4,553		4,156

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 58,674,520 shares as of March 31, 2013, 46,448,051 shares as of June 30, 2012		-(*	)	-(* )
Additional paid-in capital		143,356		103,619
Accumulated deficit		(79,912)		(65,747)
Other comprehensive gain (loss)		575		(130)
		64,019		37,742

		$74,337		$47,420

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$584	$615	$194	$230
Cost of revenues	(18)	(18)	(6)	(6)
Gross profit	566	597	188	224
Research and development expenses	(12,859)	(9,253)	(4,965)	(3,421)
Less participation by the Office of the Chief Scientist and other parties	1,546	2,432	3	511
Research and development expenses, net	(11,313)	(6,821)	(4,962)	(2,910)
General and administrative expenses	(4,260)	(4,836)	(1,159)	(1,924)

Operating loss	(15,007)	(11,060)	(5,933)	(4,610)

Financial income, net	842	401	253	436

Net loss for the period	$(14,165)	$(10,659)	$(5,680)	$(4,174)

Loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.24)	$(0.10)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share	54,507,538	43,585,104	58,358,476	44,328,201

The accompanying notes are an integral part of the consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. Dollars in thousands

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(14,165)	$(10,659)	$(5,680)	$(4,174)
Other comprehensive income, net of tax:
Unrealized gain on available for sale marketable securities	684	52	213	187
Reclassification adjustment for net loss (gain) realized in net income	21	-	(2)	-
Total comprehensive loss	$(13,460)	$(10,607)	$(5,469)	$(3,987)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	loss	Deficit	Equity
Balance as of July 1, 2011	42,443,185	$	(*	)	$94,375	$-	$(50,953)	$43,422
Exercise of options by employees and consultants	23,000		(*	)	14	-	-	14
Exercise of warrants by investors and finders	335,286		(*	)	383	-	-	383
Stock based compensation to employees, directors and non-employee consultants	1,714,704		(*	)	4,689	-	-	4,689
Other Comprehensive Income	-		-		-	52	-	52
Net loss for the period	-		-		-	-	(10,659)	(10,659)
Balance as of March 31, 2012	44,516,175	$	(*	)	$99,461	$52	$(61,612)	$37,901

(*)   Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000		(*	)	34,106	-	-	34,106
Exercise of options by employees and consultants	137,569		(*	)	169	-	-	169
Exercise of warrants by investors and finders	1,473,670		(*	)	1,679	-	-	1,679
Stock based compensation to employees, directors and non-employee consultants	1,415,230		(*	)	2,383	-	-	2,383
Stock based compensation to contractor	-		-		1,400	-	-	1,400
Other Comprehensive Income	-		-		-	705	-	705
Net loss for the period	-		-		-	-	(14,165)	(14,165)
Balance as of March 31, 2013	58,674,520	$	(*	)	$143,356	$575	$(79,912)	$64,019

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Nine months ended March 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,165)	$(10,659)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	592	312
Stock-based compensation to employees, directors and non-employee consultants	2,105	3,533
Stock compensation to investor relations consultants	278	1
Increase in other accounts receivable	(515)	(1,586)
Decrease (increase) in prepaid expenses	(448)	142
Decrease in trade payables	209	375
Increase in other accounts payable and accrued expenses	1,612	52
Increase (decrease) in deferred revenues	(584)	4,385
Increase (decrease) in advance payment from United Therapeutics	(1,009)	1,509
Linkage differences and increase (decrease) interest on short and long-term deposit and restricted lease deposit	(158)	(265)
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	169	(174)
Loss from sale of investments of available for sale marketable securities	21	-
Accrued severance pay, net	19	30
Net cash used in operating activities	$(11,874)	$(2,345)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(3,247)	$(1,313)
Investment in short-term deposits	(1,408)	(21,627)
Repayment (investment) in long-term deposits	489	(526)
Repayment of long-term restricted deposit	12	6
Proceeds from sale and redemption of available for sale marketable securities	1,030	750
Investment in available for sale marketable securities	(2,537)	(6,566)
Net cash used in investing activities	$(5,661)	$(29,276)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Nine months ended March 31,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$34,106	$-
Exercise of warrants and options	1,861	397
Net cash provided by financing activities	$35,967	$397

Increase (decrease) in cash and cash equivalents	18,432	(31,224)
Cash and cash equivalents at the beginning of the period	9,389	42,829
Cash and cash equivalents at the end of the period	$27,821	$11,605

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$15	$12

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$1,738	$100

Stock based compensation to contractor	$1,400	$1,155

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 1:-GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as the “Company”.

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $79,912 through March 31, 2013 and the Company incurred a net loss of $14,165 for the nine months ended March 31, 2013. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). Certain items in the prior period's comparative consolidated financial statements have been reclassified to conform to the current period's presentation. Royalties to the OCS in the amount of $18 was reclassified from R&D expenses to cost of revenues. This reclassification did not impact total assets, total liabilities, stockholders’ equity, and results of operations or cash flows.

Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value of the forward and options contracts as of March 31, 2013 and June 30, 2012 were recorded as an asset of $179 and liability of $138, respectively.

d.	Impact of recently issued accounting standards:

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires to report, in one place, of information about reclassifications out of accumulated other comprehensive income (AOCI). Additionally, ASU 2013-02 requires the presentation of reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, it is required to report the effect of the reclassifications on the respective line items in the statement where net income is presented. The Company has adopted ASU 2013-02 effective January 1, 2013. The Company's adoption of ASU 2013-02 had no impact on the Company's consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of March 31, 2013, all of the Company’s marketable securities were classified as available-for-sale.

	March 31, 2013				June 30, 2012
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$1,341	$228	$(17)	$1,552	$1,264	$57	$(56)	$1,265
Government debentures – fixed interest rate	380	18	-	398	57	-	-	57
Corporate debentures – fixed interest rate	679	39	-	718	303	2	(2)	303
	$2,400	$285	$(17)	$2,668	$1,624	$59	$(58)	$1,625
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,114	40	(3)	1,151	1,417	12	(42)	1,387
Corporate debentures – fixed interest rate	3,826	192	(5)	4,013	2,829	20	(57)	2,792
	$4,940	$232	$(8)	$5,164	$4,246	$32	$(99)	$4,179
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	723	46	-	769	467	-	(23)	444
Corporate debentures – fixed interest rate	407	37	-	444	816	3	(44)	775
	$1,130	$83	$-	$1,213	$1,283	$3	$(67)	$1,219
	$8,470	$600	$(25)	$9,045	$7,153	$94	$(224)	$7,023

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2013 and June 30, 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2013	$509	$(16)	$214	$(9)
As of June 30, 2012	$4,127	$(224)	$-	$-

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the nine months ended March 31, 2013.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2013			June 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$5,049	$3,996	$-	$4,181	$2,842	$-
Derivatives	-	179	-	-	(138)	-
Total	$5,049	$4,175	$-	$4,181	$2,704	$-

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the nine months ended March 31, 2013 include the following:

Decrease in the amount of $498 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS

a.
As part of the agreement for building the new Company's facility with Biopharmax Group Ltd. ("Biopharmax"), the Company issued 1,500,000 shares of common stock to Biopharmax during fiscal year 2012.  Total consideration from selling the shares amounted to $5,071.

b.
From July 2012 through March 2013, a total of 718,213 warrants were exercised via a “cashless” manner, resulting in the issuance of 446,423 shares of common stock to investors of the Company. The Company has a commitment to issue an additional 75 shares of common stock to one of its shareholders. In addition, 1,027,247 warrants were exercised and resulted in the issuance of 1,027,247 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,679.

c.
On September 19, 2012, the Company closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock, at a purchase price of $5.00 per share. The warrants sold in the offering became exercisable on March 19, 2013 and expire on September 19, 2017. The Company has also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock. As of September 24, 2012 the underwriters fully exercised their option. The aggregate net proceeds to the Company from the offering, including from the exercise in full of the option, were $34,106, before the exercise of any warrants (which has not yet occurred) and after deducting underwriting commissions and discounts and offering expenses of the Company.

The warrants can be exercised only for full shares of common stock.  As to any fraction of a share which the warrant holder would otherwise be entitled to purchase upon such exercise, the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the fair market value less the exercise price.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company has approved two option plans from 2003 and from 2005 (the “2003 Plan" and the “2005 Plan”, and collectively, the “Plans”).

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation — Stock Compensation”. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Nine months ended March 31, 2013
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,082,172	$3.87
Options exercised	(110,068)	1.27
Options outstanding at end of the period	1,972,104	$4.01	4.22	$1,083
Options exercisable at the end of the period	1,972,104	$4.01	4.22	$1,083
Options vested	1,972,104	$4.01	4.22	$1,083

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employee and director option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Nine months ended March 31, 2013
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	382,000	$3.86
Options and warrants exercised	(63,500)	1.18
Options and warrants outstanding at end of the period	318,500	$4.40	4.32	$436

Options and warrants exercisable at the end of the period	312,500	$4.48	4.24	$417

Options and warrants vested	318,500	$4.40	4.32	$436

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Research and development expenses	$-	$19	$-	$-
General and administrative expenses	24	27	3	12
	$24	$46	$3	$12

Future expenses related to options and warrants granted to consultants for an average time of approximately nine months are $4.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock and restricted stock units to employees and directors:

During the nine months ended March 31, 2013, the Company granted restricted stock units to several of the Company's employees.

The following table summarizes the activities for unvested restricted stock units granted to employees and directors for the nine months ended March 31, 2013:

Number
Unvested at the beginning of period	2,085,276
Granted	13,000
Forfeited	(81,563)
Vested	(1,279,502)
Unvested at the end of the period	737,211
Expected to vest after March 31, 2013	724,178

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Research and development expenses	$573	$845	$92	$362
General and administrative expenses	1,299	2,462	270	1,172
	$1,872	$3,307	$362	$1,534

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of approximately two years are $468.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 6: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock and restricted stock units to consultants:

During the nine months ended March 31, 2013, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units granted to consultants for the nine months ended March 31, 2013:

Number
Unvested at the beginning of period	66,000
Granted	123,206
Forfeited	(21,978)
Vested	(135,728)
Unvested at the end of the period	31,500
Expected to vest after March 31, 2013	31,500

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Research and development expenses	$209	$181	$55	$68
General and administrative expenses	278	1	-	-
	$487	$182	$55	$68

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

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

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2012.

Revenues

Revenues for the nine months ended March 31, 2013 were $584,000 as compared to revenues of $615,000 for the nine months ended March 31, 2012.  All such revenues are derived from our agreement with United, or the United Agreement. The Company estimated the performance period of the development of approximately 6.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period.

Revenues for the three months ended March 31, 2013 were $194,000 as compared to revenues $230,000 for three months ended March 31, 2012.  All such revenues are derived from the United Agreement. As discussed above, the Company estimated the performance period of the development of approximately 6.5 years and the license fee will be recognized on a straight line basis as revenue over the estimated development period.

Research and Development

Research and development expenses, net of participation of the Office of Chief Scientist, or OCS, and other grants, increased by 66% from $6,821,000 for the nine months ended March 31, 2012 to $11,313,000 for the nine months ended March 31, 2013.  This increase is attributed to the material increase in our in-house research and development activity, the increase in expenses related to the clinical and preclinical trials we are conducting and timing of approval of the OCS program as more fully explained.  The material increase in research and development expenses resulted from an increase in our salaries and lab materials expenses due to, among other things, an increase of 41 employees as compared to the number of employees in March 2012. In addition, the research and development expenses for the nine months ended March 31, 2013 are net of participation of the OCS and other grants for such nine months in the amount of $1,546,000, compared to participation of the OCS for the nine months ended March 31, 2012 which are $2,432,000.

Research and development expenses, net of participation of the OCS and other grants, for the three months ended March 31, 2013 increased by 71% from $2,910,000 for the three months ended March 31, 2012 to $4,962,000.  This increase is attributed to a material increase in our in-house research and development activity and the increase in expenses related to the clinical and preclinical trials we are involved with and a decrease in the participation of the OCS and other grants.  The increase in research and development expenses resulted from an increase in our salaries due to, among other things, an increase of 41 employees as compared to the number of employees in March 2012, and increases in laboratory materials expenses. The decrease in participation of the OCS and other grants is attributable to the fact that due to a delay in the approval of the OCS new grant for 2013, none of such annual grant was recognized in the three months ended March 31, 2013, compared to $505,000 recognized in the three months ended March 31, 2012.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2013 decreased by 12% from $4,836,000 for the nine months ended March 31, 2012 to $4,260,000 mainly due to a decrease in stock-based compensation expenses related to our employees and consultants.

General and administrative expenses for the three months ended March 31, 2013 decreased by 40% from $1,924,000 for the three months ended March 31, 2012 to $1,159,000 mainly due to a decrease in stock-based compensation expenses related to our employees and consultants, offset by an increase in salaries due to, among other things, hiring 4 new employees during the three months ended March 2012.

Financial Income, net

Financial income increased from $401,000 for the nine months ended March 31, 2012 to $842,000 for the nine months ended March 31, 2013 due to exchange rate adjustments and hedging transactions, as described below.

Financial income decreased from $436,000 for the three months ended March 31, 2012 to $253,000 for the three months ended March 31, 2013 due to hedging transactions, as described below.

Net Loss

Net loss for the nine and three months ended March 31, 2013 was $14,165,000 and $5,680,000, respectively, as compared to net loss of $10,659,000 and $4,174,000 for the nine and three months ended March 31, 2012, respectively. Net loss per share for the nine and three months ended March 31, 2013 was $0.26 and $0.10, respectively, as compared to $0.24 and $0.09 for the nine and three months ended March 31, 2012.

For the nine months ended March 31, 2013 and March 31, 2012, we had weighted average shares of common stock outstanding of 54,507,538 and 43,585,104, respectively, which were used in the computations of net loss per share for the nine months. The increase in weighted average common shares outstanding reflects mainly shares issued in an underwritten public offering in September 2012, and to a lesser degree shares issued as a result of exercise of warrants and options and issuance of restricted stock units to employees and consultants.

Liquidity and Capital Resources

As of March 31, 2013, total current assets were $61,110,000 and total current liabilities were $5,765,000. On March 31, 2013, we had a working capital surplus of $55,345,000, stockholders' equity of $64,019,000 and an accumulated deficit of $79,912,000. We finance our operations and plan to continue doing so from our existing cash, licensing agreements, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of March 31, 2013 amounted to $27,821,000. This is an increase of $18,432,000 from the $9,389,000 reported as of June 30, 2012, which is mainly due to the public offering we closed in September 2012, as further detailed below. Cash balances decreased in the nine months ended March 31, 2013 from June 30, 2012 for the reasons presented below.

Operating activities used cash of $11,874,000 in the nine months ended March 31, 2013, compared to $2,345,000 for the nine months ended March 31, 2012. Cash used in operating activities in the nine months ended March 31, 2013 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of clinical studies, offset by an OCS grant. The cash provided in the nine months ended March 31, 2012 also consisted of receiving the upfront payment related to the United Agreement in the amount of $7,000,000.

Investing activities used cash of $5,661,000 in the nine months ended March 31, 2013, compared to $29,176,000 for the nine months ended March 31, 2012. The investing activities in the nine months ended March 31, 2013 consisted primarily of investing $1,408,000 in short term deposits and $2,537,000 in marketable securities and purchasing equipment and paying for the construction of our new facilities in the amount of $3,247,000 offset by proceeds from sale and redemption of available for sale marketable securities in amount of $1,030,000. The investing activities in the nine months ended March 31, 2012 consisted primarily of investing in short-term and long-term bank deposits and in marketable securities.

Financing activities generated cash of $35,967,000 during the nine months ended March 31, 2013, compared to $397,000 for the nine months ended March 31, 2012. Net proceeds from the public offering we closed in September 2012 were $34,106,000, as described below.  The rest of the cash generated in the nine months ended March 31, 2013 and the cash generated in the nine months ended March 31, 2012, from financing activities, is from exercises of warrants by shareholders and exercises of options by employees and consultants.

On September 19, 2012, we closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase 0.35 shares of common stock, at a purchase price of $5.00 per share. The warrants sold in the offering are currently exercisable and will expire on September 19, 2017. We also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock, which option was fully exercised. The aggregate net proceeds to our Company from the offering, including from the exercise in full of the option, were approximately $34 million, before the exercise of any warrants (which has not yet occurred) and after deducting underwriting commissions and discounts and our offering expenses.

During the nine months ended March 31, 2013, 1,027,247 warrants were exercised in consideration for $1,679,000, and 718,213 warrants were exercised on a cashless basis resulting in the net issuance of 446,423 shares of stock.

During the nine months ended March 31, 2013, we received approximately $1,397,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 5% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the nine months ended March 31, 2013, we paid royalties to the OCS in the aggregate amount of $22,000.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.  For more information, please see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K filed on September 10, 2012.

We have accumulated a deficit of $79,912,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect that in the coming years our research and development and general and administrative expenses will continue to grow. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.  For instance, in January 2013, MTM – Scientific Industries Center Haifa Ltd., or MTM, our landlord, agreed to contribute NIS 2,990,000 (approximately $800,000) toward the cost of constructing our new facility.  Such contribution is being made pursuant to our lease agreement with MTM.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Statements of Changes in  Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  May 8, 2013

By: /s/ Yaky Yanay
Yaky Yanay, Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:  May 8, 2013