Form 10-K
period 2013-06-30
PLURISTEM THERAPEUTICS INC
filed 2013-09-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

$176,348,253

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

59,184,971 as of September 1, 2013

2

i

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	The clinical hold notification provided by the U.S. Food and Drug Administration (FDA) in June 2013 (Clinical Hold), including the possibility and timing of lifting thereof;

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the exclusive license agreements we entered into with United Therapeutics Corporation (United) and CHA Bio&Diostech (CHA) and clinical trials to be conducted according to such agreements;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans;

•	our belief that PLX cells may be effective in supporting bone marrow transplantation and in treating bone marrow suppression from radiation and chemotherapy;

•	achieving regulatory approvals;

•	consummation of the building of a manufacturing facility and expanding our manufacturing capacity;

•	developing capabilities for new clinical indications of placenta expanded cells (PLX);

•	the potential market demand for our products;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

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

PART I

Item 1.   Business.

Our Current Business

We are a bio-therapeutics company developing standardized cell therapy products for the treatment of a variety of local and systemic diseases.  Our patented PLX (PLacental eXpanded) cells function as a drug delivery platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals generated by the patient. PLX cells are grown using our proprietary 3D micro-environment technology that produces an “off-the-shelf” product that requires no tissue matching prior to administration.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned research and development subsidiary in Israel called Pluristem Ltd. We operate in one segment, namely, the research, development and commercialization of cell therapeutics and related technologies.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several methods of administration.  We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies, such as United and CHA.  We have built our own Good Manufacturing Practices facility and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities and to control all of our proprietary manufacturing processes.

Scientific Background

Cell therapy is an emerging and promising field within the regenerative medicine area.  The characteristics and properties of cells vary as a function of tissue source and growth conditions.  The human placenta from which our PLX cells are derived provides uncontroversial source of non-embryonic, adult cells and represents a new approach in the cell therapy field. The different factors that PLX cells release suggest that the cells can be used therapeutically for a variety of ischemic, inflammatory, autoimmune and hematological disorders.

PLX cells do not require tissue matching prior to administration.  This allows for the development of ready-to-use "off-the-shelf" products.

Our Technology

We develop and intend to commercialize cell therapy production technologies and products that are derived from the human placenta. Our PLX cells are Adherent Stromal Cells (ASCs) that are expanded using a proprietary three dimensional (3D) process, termed PluriX™.

PluriX™ uses a system of stromal cell cultures and substrates to create an artificial 3D environment where placental-derived stromal cells (obtained after birth) can grow. Our 3D process enables the large scale production of reproducible, high quality cell products, and is capable of manufacturing large numbers of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Product Candidates

Our goal is to provide patients, doctors and healthcare decision makers around the globe with “off-the-shelf”, standardized, high quality, regulatory-approved PLX cell therapy products that need no matching prior to administration for a variety of clinical indications.

Our business model for commercialization and revenue generation includes establishing partnerships with pharmaceutical companies for developing and/or marketing PLX product candidates. The pharmaceutical partnerships include out-licensing agreements for product candidates as we did with United, which licensed our PLX cells for the treatment of pulmonary artery hypertension (PAH) and with CHA, which will conduct PLX clinical studies in south Korea, and, following approval, a joint venture equally owned by us and CHA will be established to market PLX products in South Korea.

These relationships will leverage our expertise in manufacturing high quality, adult, placenta-derived cells, using the Company’s proprietary, scalable, efficient 3D cell manufacturing platform that supports the cost-effective mass production of PLX cells. Our policy for these partnerships is to retain control of the manufacturing of PLX cell products and their associated intellectual property.

We believe that using the placenta as a unique cell source, combined with the Company’s innovative research, development and high quality manufacturing capabilities, will be the "engine" that drives this platform technology towards the successful development of many PLX cell therapy products.

Our Clinical development product candidates

Peripheral and Cardiovascular Diseases - Treatments for the entire spectrum of peripheral artery disease (PAD) from early stage intermittent claudication (IC) to critical limb ischemia (CLI) are being investigated using PLX-PAD cells.

We have completed two Phase I safety/dose-finding clinical trials at multiple sites in the United States and Germany for CLI demonstrated that no blood or genetic matching is required and that the administration of PLX-PAD cells is safe, even if two doses are given to patients from the same placental source. Also, PLX-PAD cells are potentially effective in reducing amputation in CLI patients. The FDA and the European Medicines Agencies (EMA) require the primary endpoint for pivotal CLI clinical trials to be Amputation Free Survival (AFS) at one year. In our studies, an AFS one-year rate of 85% versus the 66% historical rate was demonstrated.

Table 1: Cumulative Event-Rate Comparison

Following our successful Phase I trials in CLI, a Phase II, 150 patient placebo-controlled, randomized, dose escalating trial in the United States, Europe and Israel in IC was initiated, where PLX-PAD cells are to be given intramuscularly into the patient’s afflicted limb. The main endpoint for the study will be the patient’s maximal walking distance on a treadmill.  In June 2013, we received the Clinical Hold notification with respect to our U.S. Phase II IC study due to a serious allergic reaction in a case which required hospitalization.  Consequently to the notification we suspended the trial in the United States and Europe. In addition, we advised the PEI in Germany about the FDA clinical hold and provided relevant information. Following further communication with the PEI, and in order to maintain consistency among the study protocols, the company has issued an amendment to the protocol putting the IC study in Germany on hold in order to provide more comprehensive analysis, and a risk minimization proposed plan. We responded to the Clinical Hold notification on August 13, 2013. If the FDA finds our response is incomplete, it will notify us as soon as possible, and no later than 30 calendar days after the receipt of our response. Once the FDA receives what it believes to be a complete response, it will review the response within 30 calendar days and indicate whether the Clinical Hold is lifted, and if not, specify the reasons.

Orthopedic Diseases – A Phase I/II double blind placebo-controlled trial in muscle injury is being conducted in Germany under the approval of the Paul Ehrlich Institute (PEI). The six-month end-point of the study will be the rehabilitation time of patients having undergone hip replacement surgery where PLX-PAD cells are injected into the traumatized gluteal muscle. This orthopedic program is our attempted entry into the sports medicine market. On July 11, 2013, we announced that enrollment for this clinical trial has been completed.

Pulmonary Diseases – We have out-licensed to United PLX-PAD cells for PAH. We were advised that pre-clinical studies supporting the therapeutic effect of PLX-PAD in this indication have been completed and regulatory approval has been obtained to initiate a Phase I trial using PLX-PAD cells intravenously in Australia. We were further advised that a Phase I clinical study in Australia commenced during the second quarter of 2013.  Following the notification of the Clinical Hold, United notified that it has suspended enrollment in the trial until the Clinical Hold is cleared.

Acute Radiation Syndrome (ARS) – Following positive data from the use of PLX-RAD cells in animals in stimulating hematopoiesis in diseased or injured bone marrow, we intend to pursue the development of PLX- RAD, for enhancing the engraftment of hematopoietic stem cells after bone marrow transplant. Additionally, on July 26, 2012 we received an invitation from the National Institute of Allergy and Infectious Diseases (NIAID), Department of Health and Human Services, to submit our PLX cells to the agency for evaluation in models of ARS.  On July 18, 2013, NIAID recommended to us that NIAID expand the scope of its ongoing animal research using PLX-RAD cells for the treatment of ARS.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA as well as the EMA, Germany’s PEI and the Israeli Ministry of Health (MOH).

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 26 issued patents and 100 patent applications in the U.S. and Europe as well as in additional countries worldwide, including in the Far East and South America.

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their expansion process, our patent portfolio includes multi-layered claims on the various unique aspects of our technology.

Our patent and patent applications portfolio around the world include claims on:

•	Our proprietary expansion methods and devices for 3D stromal cells;
•	Composition of matter claims on the cells; and
•	The therapeutic use of PLX cells for the treatment of a variety of medical conditions.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field and have established the ability to manufacture clinical grade PLX cells at our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are kept as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance of services for us.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope.  There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents.  We also cannot be certain that we will not infringe any patents that may be issued to others.  See "Risk Factors - We must further protect and develop our technology and products in order to become a profitable company".  The expiration dates of these patents, based on filing dates, range from 2019 to 2033. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the "Hatch-Waxman" Act, that permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA permission to market the drug.  The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

Pluristem's Patent Portfolio

Patent Name	Pending Jurisdictions	Granted Jurisdictions
Method And Apparatus For Maintenance And Expansion Of Haematopoietic Stem Cells And/Or Progenitor Cells	United States, Europe, Mexico	United States, Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada
Methods for Cell Expansion and Uses of Cells and Conditioned Media Produced Thereby for Therapy	United States, Japan, Europe, Mexico, Australia, Israel, India, China, Hong Kong, Canada, Brazil, Korea, Singapore	Russia, South Africa
Adherent Cells From Placenta Tissue And Use Thereof In Therapy	United States, Europe, Mexico, Australia, Israel, India, China, Hong Kong, Canada, Brazil, Singapore, Russia	United States, South Africa
Adherent Cells from Adipose or Placenta Tissues and Use Thereof in Therapy	United States, Japan, Europe, Mexico, Australia, Israel, India, China, Canada, Korea, Brazil, Russia	Europe, United States, Hong Kong, Singapore, South Africa
___________
A comment to the table: Multiple files per jurisdiction are attributed to continuation/ divisional applications

Research and Development

Our research and development expenses were $19,906,000 and $12,685,000 in fiscal years 2013 and 2012 respectively, before deducting the participation by the Office of the Chief Scientist (OCS) and grants by other third parties.

Foundational Research

Our initial technology, the PluriX™ Bioreactor system, was invented in the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology has further significantly developed by our research and development teams over the years.

Ongoing Research and Development Plans

In July 2007, we entered into a five year collaborative research agreement with the Berlin-Brandenburg Center for Regenerative Therapies at Charité - University Medicine Berlin (Charité). In August 2012, we extended our collaborative research agreement with Charité for a period of five years through 2017. We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. The Charité will receive up to 1% royalties from new developments that have been achieved during the joint development.

Over the last years we have also engaged into research and development projects with other leading research institutions such as the Hadassah University Medical Center in Jerusalem, Israel and the Texas AM Health Science Center in Temple, US.

On June 19, 2011, we entered into an exclusive agreement with United for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH (the United Agreement).  The United Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The United Agreement provides for the following consideration payable to us: (i) $7 million which was paid to us in August 2011; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a manufacturing facility in North America upon meeting certain milestones; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

On June 26, 2013, we entered into an Exclusive License and Commercialization Agreement with CHA, for conducting clinical trials and commercialization of our PLX-PAD product in South Korea in connection with two indications: the treatment of CLI and intermediate claudication. Under the terms of this agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to these indications, at the sole expense of CHA. Commencement of the clinical trials is conditioned upon the receipt of the necessary regulatory approvals.  If our products receive regulatory approvals in South Korea for marketing as treatment for the specified indications, the parties will form a joint venture in order to sell, distribute and market our products for treating the such indications in South Korea. The joint venture would be owned equally by CHA and us. We would own any and all intellectual property rights to the extent conceived in connection with our products and license such rights to the joint venture.  If the Clinical Hold imposed by the FDA in June 2013 is lifted, and we reach an agreement with respect to the development plan for conducting the clinical trials, we will issue to CHA 2,500,000 shares of our common stock in consideration for the issuance to us of 1,011,504 common shares of CHA, which reflect total consideration of approximately $10 million for our shares (based on the average closing price of CHA common shares over the last 30 trading days preceding the date of the agreement). Each party has agreed to hold the other party's shares for at least one year before selling any of such shares. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the voting power of the shares issued. The agreement includes non-competition covenants by CHA for a specified period as well as customary termination and indemnification provisions, including in the event the parties do not reach an agreement upon development plan for conducting the clinical trials.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

Our research and development facilities are in Haifa, Israel.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing.  We have a new state of the art cGMP manufacturing facility that has been in use since February 2013 solely in connection with the regulatory approval process. Our other facility was inspected and approved by a qualified person representing the EMA approving that the site and production processes meet the current Good Manufacturing Practices, or cGMP, for the purpose of manufacturing PLX cells. In addition, the FDA reviewed the design of our clean rooms and approved the process for Phase 2 clinical trials production.

Our new facility is expected to comply with the FDA’s cGMPs for clinical cell manufacturing, and is designed specifically to meet both the EMA and the FDA regulatory requirements as well as the standards outlined by the Israeli MOH. The facility is expected to have the capacity to produce PLX cells to meet our needs for the foreseeable future.  As we widen our clinical product candidate portfolio and prepare to launch additional clinical trials in the United States and Europe, the new facility will enable us to meet increased in-house manufacturing capacity requirements and meet marketing demands upon product approval. The new site started to manufacture cells in February 2013 and is expected to begin the comparability and approval runs during the calendar year of 2013 in order to assure that the products that are manufactured in the new site are similar to the products that are manufactured in the other site.

We receive the human placentas used for our research and manufacturing activities from various hospitals in Israel. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States and the European Union as well as other countries in which our products will be marketed in the future. Specifically, in the United States, the FDA and in Europe, the EMA, must approve new drug and cell therapy products before they may be marketed.  Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries have similar requirements for testing and marketing.

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

Regulatory Process in the United States

Our product candidates are subject to regulation as biological products under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA generally requires the following steps prior to approving a new biological product for commercial sale:

•
Performance of nonclinical laboratory and animal studies to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements nonclinical safety and toxicity studies are conducted under  Good Laboratory Practice requirements to ensure their quality and reliability;

•	Submission to the FDA of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;

•	Obtaining approval of Institutional Review Boards (IRBs) of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice (GCP) to establish the safety and efficacy of the product for its intended indication;

•	The manufacture of the product according to cGMP regulations and standards;

•	Submission to the FDA of a Biologics License Application (BLA) for marketing the product which must include adequate results of pre-clinical testing and clinical trials.

•	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses;

•	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured; and

•	Potential post-marketing testing and surveillance of approved products, which can result in additional conditions on the approvals or suspension of clinical use.

Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products.

This European Union regulation requires:

•	Compliance with cGMP regulations and standards, pre-clinical laboratory and animal testing;

•
Filing a Clinical Trial Application with the various member states or a centralized procedure (a Voluntary Harmonisation), which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

•	Obtaining approval of affiliated Ethic Committees of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use;

•	Submission to the EMA for a Marketing Authorization; and

•	Review and approval of the Marketing Authorization Application.

Regulatory Process in Israel

Similar to the FDA and EMA regulations, a new drug can be registered in Israel only after its safety, efficacy and quality has been proven. The decision regarding regulatory approval is made following the submission of a dossier that is thoroughly assessed and critically addressed.  The initial approval is granted for 5 years. Thereafter, the approval can be extended for an additional 10 year period.

Clinical trials

Typically, both in the United States and the European Union, clinical testing involves a three-phase process although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, controlled trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, the FDA or the EMA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market.

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

Employees

We presently employ a total of 142 full-time employees and 6 part-time employees, of whom 125 full-time employees and 5 part-time employees are engaged in research and clinical manufacturing.

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

Available Information

Additional information about us is contained on our Internet website at www.pluristem.com. Information on our website is not incorporated by reference into this report. Under the "SEC Filings" section under the "Investors" section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Our reports filed with the SEC are also made available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on its website at www.sec.gov.  The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, and the Charters for each of the Committees of our Board of Directors.

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

Future sales of our shares may cause the prevailing market price of our shares to decrease.

 Future sales of our common stock, including pursuant to our sales agreement with MLV & Co. LLC or other public or private offerings of our shares, or the perception that such sales may occur, could cause immediate dilution and adversely affect the market price of our common stock.

 If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons.  For instance, in June 2013, we received the Clinical Hold notification with respect to our United States Phase II IC study due to a serious allergic reaction in a case which required hospitalization.  This Clinical Hold resulted in delays in our clinical trials plan for IC in the United States, Europe and Israel as well as the extension of the development period for which we received funds from United from 6.5 years to 11.5 years.  Our clinical trials may be delayed or terminated due to other reasons, such as:

•	the FDA or the EMA does not grant permission to proceed or places additional trials on clinical hold;

•	subjects do not enroll in our trials at the rate we expect;

•	the regulators may ask to increase subjects population in the clinical trials;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•
third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA or EMA, find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

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

It is highly likely that we will need to raise significant additional financing in the future.  Although we were successful in raising financing in the past, our current financial resources are limited and may not be sufficient to finance our operations until we become profitable, if that ever happens.  It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements.  Therefore, we are dependent on our ability to sell our common stock for funds, receive grants or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our common stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our common stock. Also, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential cell therapy products, which could result in the loss of some or all of one's investment in our common stock.

Favorable results from compassionate use treatment or initial interim results from a clinical trial do not ensure that later clinical trials will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.

PLX cells have been administered as part of compassionate use treatments, which permit the administration of the PLX cells outside of clinical trials.  No assurance can be given that any positive results are attributable to the PLX cells, or that administration of PLX cells to other patients will have positive results. Compassionate use is a term that is used to refer to the use of an investigational drug outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow compassionate use on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs.

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

Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the United States. Even if we are able to obtain approval for our product candidates through an accelerated approval review program, we may still be required to conduct clinical trials after such an approval.  If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We may not successfully maintain our existing exclusive out-licensing agreements with United and CHA, or establish new collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. We have entered into the United Agreement for the use of PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  We have also entered into an exclusive agreement with CHA for conducting clinical trials and commercialization our PLX-PAD product in South Korea in connection with two indications. However, we may not be able to establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of centers experienced with cell therapy product candidates heightens our dependence on such research institutions. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

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

There are very few drugs and limited therapies currently approved for treatment of CLI, IC, ARS or PH.  As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. This will increase the difficulty of our obtaining FDA or EMA approval to market our products.

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

If our processing and storage facility, our clinical manufacturing facilities or the equipment in such facilities were to be damaged or destroyed, the loss of some or all of the stored units of our cell therapy drug candidates would force us to delay or halt our clinical trial processes.  We have two clinical manufacturing facilities located in Haifa, Israel. If these facilities or the equipment in them are significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity.

The clinical manufacturing process for cell therapy products is complex and requires meeting high regulatory standards; We have limited manufacturing experience and know-how.  Any delay or problem in the clinical manufacturing of PLX may result in a material adverse effect on our business.

Our facility has been approved as a cGMP standard site for the purpose of manufacturing PLX cells by an inspector from the EMA.  In addition, the FDA reviewed the design of our clean rooms.  We plan to obtain similar approvals for our new facilities that will enable us to conduct commercial scale clinical manufacturing of PLX.  However, the clinical manufacturing process is complex and we have no experience in manufacturing our product candidates at a commercial level. There can be no guarantee that we will be able to successfully develop and manufacture our product candidates in a manner that is cost-effective or commercially viable, or that our development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.  In addition, if we fail to maintain regulatory approvals for our manufacturing facilities, we may suffer delays in our ability to manufacture our product candidates.  This may result in a material adverse effect on our business.

We are dependent upon third-party suppliers for raw materials needed to manufacture PLX; if any of these third parties fails or is unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

In addition to the placenta used in the clinical manufacturing process of PLX we require certain raw materials. These items must be manufactured and supplied to us in sufficient quantities and in compliance with cGMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these raw materials to cGMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our cell-based drug candidates.

In addition, as we proceed with our clinical trial efforts, we must be able to continuously demonstrate to the FDA and the EMA, that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of cGMP-grade materials of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials.

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

We have received royalty-bearing grants from the OCS, for research and development programs that meet specified criteria. The terms of the OCS’s grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our chief executive officer, serves as a director of our company or as our chief executive officer is generally required to notify the same to the OCS and to undertake to observe the law governing the grant programs of the OCS, the principal restrictions of which are the transferability limits described above.

We have limited operating history, which raises doubts with respect to our ability to generate revenues in the future.

We have a limited operating history in our business of developing and commercializing cell production technology.  Until we entered into the United Agreement, we did not generate any revenues.  It is not clear when we will generate additional revenues or whether we will experience further delays in recognizing revenues such as resulted from the Clinical Hold Our primary source of funds has been the sale of our common stock and government grants.  We cannot give assurances that we will be able to generate any significant revenues or income in the future.  There is no assurance that we will ever be profitable.

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

Our success depends to a significant extent on the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our Chief Executive Officer, and Yaky Yanay, our Chief Financial Officer, Secretary and Executive Vice President.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.  We do not maintain key person insurance on the lives of any of our officers or employees.

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

The market for our products will be heavily dependent on third party reimbursement policies.

Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, as well as private health insurers, health maintenance organizations and other third party payers will pay for our products and related treatments.

Reimbursement by third party payers depends on a number of factors, including the payer’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective.  Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates.  If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development.  Any limits on reimbursement from third party payers may reduce the demand for, or negatively affect the price of, our products.  The lack of reimbursement for these procedures by insurance payers has negatively affected the market for our products in this indication in the past.

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and of foreign governments.  In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursement for newly approved health care products.  In particular, third party payers may limit the indications for which they will reimburse patients who use any products that we may develop.  Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues to us.

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

Our assets include a significant component of cash.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2013.  Currently, we hold part of our current assets in bank deposits and part is invested in bonds, government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

Although our internal control over financial reporting was considered effective as of June 30, 2013, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal year 2013 concluded that our internal control over financial reporting was effective.  In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2013.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.   Properties.

Our principal executive, new manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel 31905, where we occupy approximately 2,750 square meters. Our monthly rent payment for these leased facilities as of July 2013 was 149,000 NIS (approximately $41,000). For the fiscal year ended June 30, 2013, we paid $422,233 for rent for such facilities. In addition, we rent a facility that is located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905, where we occupy approximately 1,280 square meters. Our monthly rent payment for the leased facilities in Building No. 20 as of July 2013 was 76,000 NIS (approximately $20,000). For the fiscal year ended June 30, 2013, we paid $240,940 for rent for such facilities. We believe that the current space we have, including our current improvement plans, is adequate to meet our current and near future needs.

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

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2012
September 30, 2011	$3.65	$2.03
December 31, 2011	$2.86	$2.05
March 31, 2012	$2.77	$2.09
June 30, 2012	$2.86	$2.16
Fiscal Year Ended June 30, 2013
September 30, 2012	$4.75	$2.38
December 31, 2012	$4.07	$2.85
March 31, 2013	$3.46	$3.05
June 30, 2013	$3.34	$2.68

On August 21, 2013, the per share closing price of our common stock, as reported on NASDAQ website, was $3.20.  As of August 21, 2013, there were 93 holders of record, and 59,176,370 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY  11219, telephone: (718) 921-8261, (800) 937-5449.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the a peer group index (comprised of: Aastrom Biosciences, Inc.; Athersys, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; Osiris Therapeutics, Inc.; and Neostem, Inc.) during the period from July 1, 2008 through June 30, 2013. The performance shown is not necessarily indicative of future price performance.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In January 2013, we granted 30,000 restricted stock units to a consultant for services rendered. In June 2013, we granted 255,000 restricted stock units to two companies controlled by two of our directors in connection with compensation for such directors’ services to us.

The above issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2013, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$679	$716	$-	$-	$-
Cost of revenues	20	21	-	-	-
Gross profit	659	695	-	-	-
Research and development expenses	19,906	12,685	8,311	6,123	4,792
Participation by the OCS and other parties	2,673	3,527	1,682	1,822	1,651
Research and development expenses, net	17,233	9,158	6,629	4,301	3,141
General and administrative expenses	5,649	6,568	4,485	3,138	3,417
Operating loss	22,223	15,031	11,114	7,439	6,558
Financial income (expenses), net	1,068	237	266	(14)	(78)
Net loss for the period	$21,155	$14,794	$10,848	$7,453	$6,636
Basic and diluted net loss per share	$0.38	$0.34	$0.35	$0.44	$0.63

Weighted average number of shares used in computing basic and diluted net loss per share	55,481,357	44,031,866	31,198,825	17,004,998	10,602,880

Statements of Cash Flows Data:
Net cash used in operating activities	$16,887	$3,275	$5,755	$5,408	$4,262
Net cash provided by (used in) investing activities	(19,799)	(30,797)	(36)	(1,296)	830
Net cash provided by financing activities	36,304	632	47,037	5,948	5,448
Net increase (decrease) in cash	(382)	(33,440)	41,246	(756)	2,016
Cash and cash equivalents at beginning of year	9,389	42,829	1,583	2,339	323
Cash and cash equivalents at end of year	$9,007	$9,389	$42,829	$1,583	$2,339

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term deposits, short-term bank deposits and marketable securities	$54,213	$37,809	$42,829	$2,496	$2,339
Current assets	55,085	38,192	43,297	3,605	2,935
Long-term assets	13,231	9,228	2,719	2,017	1,528
Total assets	68,316	47,420	46,016	5,622	4,463
Current liabilities	5,921	5,522	2,018	1,281	840
Long-term liabilities	4,929	4,156	576	360	229
Stockholders’ equity	57,466	37,742	43,422	3,981	3,394

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a bio-therapeutics company developing standardized cell therapy products for the treatment of a variety of local and systemic diseases.  Our patented PLX (PLacental eXpanded) cells function as a drug delivery platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals generated by the patient. PLX cells are grown using our proprietary 3D micro-environmental technology that produces an “off-the-shelf” product that requires no tissue matching prior to administration.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several methods of administration.  We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies, such as United and CHA.  We have built our own Good Manufacturing Practices facility and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities and to control all of our proprietary manufacturing processes.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2013 COMPARED TO YEAR ENDED JUNE 30, 2012 AND YEAR ENDED JUNE 30, 2012 COMPARED TO YEAR ENDED JUNE 30, 2011.

Revenues

Revenues decreased by 5% from $716,000 for the year ended June 30, 2012 to $679,000 for the year ended June 30, 2013. All such revenues are derived from the United Agreement. This reduction is a result of re-evaluation we did for the development period under the United Agreement. Following the Clinical Hold we extended the development period for which we received funds from United from 6.5 years to 11.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period.

We did not generate revenues during the year ended June 30, 2011.

Cost of revenues

Cost of revenues decreased by 5% from $21,000 for the year ended June 30, 2012 to $20,000 for the year ended June 30, 2013. All such cost of revenues are derived from the United Agreement. This reduction is a result of re-evaluation we did for the development period under the United Agreement. Following the Clinical Hold we extended the development period for which we received funds from United from 6.5 years to 11.5 years.

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2013 increased by 88% to $17,233,000 from $9,158,000 for the year ended June 30, 2012.  This increase is mainly due to the increase in our research and development activities during the fiscal year 2013, and more specifically is attributed to the increase in our clinical trials expenses, salaries, lab materials expenses and consultants and subcontractor expenses, including hiring 46 new employees since June 30, 2012.

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2012 increased by 38% to $9,158,000 from $6,629,000 for the year ended June 30, 2011.  This increase is mainly due to the increase in our research and development activities during the fiscal year 2012, and more specifically is attributed to the increase in our stock-based compensation expenses and our salaries and lab materials expenses including hiring 37 new employees since June 30, 2011.

General and Administrative

General and administrative expenses decreased by 14% from $6,568,000 for the year ended June 30, 2012 to $5,649,000 for the year ended June 30, 2013.  This decrease is mainly due to a decrease in stock-based compensation expenses related to our employees and consultants.

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

Financial Income, net

Financial income increased from $237,000 for the year ended June 30, 2012 to $1,068,000 for the year ended June 30, 2013. The increase is mainly due to an increase in gains from hedging instruments and changes in exchange rates over the past fiscal year.

Financial income decreased from $266,000 for the year ended June 30, 2011 to income of $237,000 for the year ended June 30, 2012. The decrease is mainly due to a decrease in gains from hedging instruments and changes in exchange rates for the year ended June 30, 2012 over the prior fiscal year offset by an increase in interest income due to higher average cash balances during fiscal year 2012.

Net Loss

Net loss for the year ended June 30, 2013 was $21,155,000 as compared to net loss of $14,794,000 for the year ended June 30, 2012. Net loss per share for the year ended June 30, 2013 was $0.38, as compared to $0.34 for the year ended June 30, 2012.  The net loss per share increased as a result of the increase in our net loss, offset by the increase in our weighted average number of shares due to the issuance of additional shares, mainly as part of a public offering we consummated in September 2012.

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

Liquidity and Capital Resources

As of June 30, 2013, our total current assets were $55,085,000 and our total current liabilities were $5,921,000. On June 30, 2013, we had a working capital surplus of $49,164,000 and an accumulated deficit of $86,902,000.

As of June 30, 2012, our total current assets were $38,192,000 and our total current liabilities were $5,522,000. On June 30, 2012, we had a working capital surplus of $32,670,000 and an accumulated deficit of $65,747,000.

Our cash and cash equivalents as of June 30, 2013 amounted to $9,007,000.  This is a decrease of $382,000 from the $9,389,000 reported as of June 30, 2012. Cash balances decreased in the year ended June 30, 2013 for the reasons presented below:

Operating activities used cash of $16,887,000 in the year ended June 30, 2013. Cash used by operating activities in the year ended June 30, 2013 primarily consisted payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of the clinical studies, offset by an OCS grant.

Investing activities used cash of $19,799,000 in the year ended June 30, 2013. The investing activities consisted primarily of investing $10,202,000 in short term deposits and $8,534,000 in marketable securities and purchasing equipment and paying for the construction of our new facilities in the amount of $4,309,000, offset by proceeds from the sale of available for sale marketable securities of $1,848,000 and redemption of available for sale marketable securities of $529,000.

Financing activities generated cash in the amount of $36,304,000 during the year ended June 30, 2013. Net proceeds from the public offering we closed in September 2012 were $34,106,000, as described below.  The remainder of the cash generated in the year ended June 30, 2013 from financing activities, is from exercises of warrants by shareholders and exercises of options by employees and consultants.

From July 2012 through June 2013, a total of 682,213 warrants were exercised via “cashless” exercise, resulting in the issuance of 420,199 shares of common stock to investors of the Company.  In addition, 1,201,160 warrants were exercised for cash and resulted in the issuance of 1,201,160   shares of common stock to investors of the Company. The aggregate cash consideration received was $2,009. In August 2012, a total of 36,000 warrants were exercised via “cashless” exercise, resulting in the issuance of 26,299 shares of common stock to consultants of the Company.

Our cash and cash equivalents as of June 30, 2012 amounted to $9,389,000.  This is a decrease of $33,440,000 from the $42,829,000 reported as of June 30, 2011. Cash balances increased in the year ended June 30, 2012 for the reasons presented below:

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

Investing activities used cash of $30,797,000 in the year ended June 30, 2012. The investing activities consisted primarily of investment in short-term deposits, purchase of available for sale marketable securities and investments in equipment for our research and development facilities and the construction of new facilities.

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

On September 19, 2012, we closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase 0.35 shares of common stock, at an exercise price of $5.00 per share. The warrants sold in the offering are currently exercisable and will expire on September 19, 2017. We also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock, which option was fully exercised. The aggregate net proceeds to us from the offering, including from the exercise in full of the option, were approximately $34 million, before the exercise of any warrants (which has not yet occurred) and after deducting underwriting commissions and discounts and our offering expenses.

During the years that ended June 30, 2013, 2012 and 2011 we received approximately $1,452,000, $3,156,000 and $2,177,000, respectively, from the OCS towards our research and development expenses.  In August 2013, we received an approval for a NIS 26,110,000 (approximately $7,217,000) grant from the OCS. Once received, the grant will be used to cover research and development expenses for the period January 1, 2013 to December 31, 2013, which is the period of the company’s research plan.  According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 5% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the year ended June 30, 2013, we paid royalties to the OCS in the aggregate amount of $22,000. The OCS limits our ability to transfer know-how developed with OCS support outside of Israel, regardless of whether the royalties were fully paid.  In addition, the European authorities approved a research grant under the European Commission’s Seventh Framework Program (FP7) in the amount of approximately $134,000 for a period of 5 years which began on January 1, 2011.

In December 2012, we entered into an At Market Issuance Sales Agreement (Sales Agreement) with MLV & Co. LLC (MLV), which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $95 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the Sales Agreement. To date, we have not sold any common stock pursuant to the Sales Agreement.

In February 2013, MTM – Scientific Industries Center Haifa Ltd. (MTM,), our landlord participated by contributing an amount of NIS 2,990,000 (approximately $800,000) toward the cost of constructing our new facility.  Such participation is being made pursuant to our lease agreement with MTM, and is recognized by ratably deducting from our monthly rent payment over the rent period.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

Outlook

We have accumulated a deficit of $86,902,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants.

In December 2012 we entered into the Sales Agreement that allows us to issue and sell shares of our common stock from time to time.

We anticipate that the Clinical Hold may delay our clinical development plan. During the Clinical Hold period we have stopped the recruitment of the IC study and it may take time to reinitiate the clinical sites and brining patient enrollment to the rate of enrolment before the Clinical Hold.

The OCS has supported our activity in the past seven years. Our last program, for the eighth year, was approved by the OCS in August 2013 and relates to a NIS 26,110,000 (approximately $7,217,000) grant. Once received, the grant will be used to cover research and development expenses for the period January 1, 2013 to December 31, 2013.

In addition, the European authorities approved a research grant under the FP7 in the amount of approximately $134,000 for a period of 5 years which began on January 1, 2011.

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

Revenue Recognition from the United Agreement

We recognize revenue pursuant to the United Agreement in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements".

Revenues from the non-refundable upfront license fee of $5,000,000 are recognized on a straight line basis over the estimated development period, resulting in revenues of $679,000 for the year ended June 30, 2013, in accordance with SAB104 “Revenue Recognition”. The development period for the United project is estimated using the current project progress and future expected timeline of clinical trials in PAH.  In June 2013, we assessed the impact of the Clinical Hold on the performance period of the United Agreement and concluded that it should be extended from 6.5 years to 11.5 years. The remaining performance period is 9.5 years as of June 30, 2013. This change in estimate resulted in a decrease in future annual revenues from $779,000 to $379,000.

We also received a refundable, advance payment on the development, of $2,000,000 that is deductible against development expenses as it accrued in accordance with ASC 730-20. As of June 30, 2013, we deducted an amount of approximately $1,607,244.

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In fiscal year 2013 we recorded stock-based compensation expenses related to restricted stock units in the amount of $2,773,000.

In accordance with ASC 718, restricted shares units to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2013 and 2012 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 7% for the shares granted to employees and 0% for the shares granted to our directors, officers and non-employees consultants.

Marketable Securities

Marketable securities consist of corporate bonds, government bonds and stocks. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with ASC No. 320, "Investment Debt and Equity Securities," we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income. The amortized cost of marketable securities is adjusted for amortization of premium and accretion of discount to maturity, both of which, together with interest, are included in financial income.

Marketable securities are classified within Level 1 or Level 2 because marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we did not recognize any impairment charges on outstanding securities during the year ended June 30, 2013.

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

Research and development expenses, net of participations are charged to the statement of operations as incurred.  Research and development grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time we are entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,897	$692	$914	$291	$-
Minimum purchase requirements	400	364	36	-	-
Pre-clinical research study obligations	27	27	-	-	-
Clinical research study obligations*	281	281		-	-
Total	$2,605	$1,364	$950	$291	$-

*Estimated cancellation fees.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates and inflation.

As of June 30, 2013, we had $9 million in cash and cash equivalents, $31.4 million in short-term bank deposits and $13.4 million in marketable securities.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks. As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

Interest Rate Risk

We invest a major portion of our cash surplus in bank deposits in banks in Israel. Since the bank deposits typically carry fixed interest rates, financial income over the holding period is not sensitive to changes in interest rates. However, our interest gains from future deposits may decline in the future as a result of changes in the financial markets. In addition, our income from marketable securities is exposed to market risks resulting from changes in interest rates.  In any event, given the historic low levels of the interest rate, we estimate that a further decline in the interest rate we are receiving will not result in a material adverse effect to our business.

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants' fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2013, we own net balances in NIS of approximately $280,000 Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $31,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $26,000, in both cases excluding the effect of our hedging transactions (as described below).

 The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2011	2012	2013
Average rate for period	3.614	3.716	3.794
Rate at period-end	3.415	3.923	3.618

We use currency hedging transactions of options and forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. For more information, see Note 2(s) of our 2013 consolidated financial statements included elsewhere in this annual report. For the year ended June 30, 2013, our net gain from hedging transactions were $140,000.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm, dated September 11, 2013.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave.Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary ("the Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated September 11, 2013, expressed an unqualified opinion thereon.

Haifa, Israel	/s/ Kost Forer Gabbay & Kasierer
September 11, 2013	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave.Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited Pluristem Therapeutics Inc. and its subsidiary's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Pluristem Therapeutics Inc. and its subsidiary's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of  internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pluristem Therapeutics Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of Pluristem Therapeutics Inc. and its subsidiary and our report dated September 11, 2013 expressed an unqualified opinion thereon.

Haifa, Israel	/s/ Kost Forer Gabbay & Kasierer
September 11, 2013	A Member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2013	2012
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	3	$9,007	$9,389
Short term bank deposits		31,449	21,397
Restricted cash and restricted short term deposits		316	-
Marketable securities	4	13,441	7,023
Other current assets		872	383
Total current assets		55,085	38,192

LONG-TERM ASSETS:

Long-term deposits and restricted deposits	2g	421	1,287
Severance pay fund		905	522
Advance payment for leasehold improvements		-	2,400
Property and equipment, net	6	11,866	5,019
Other long term assets		39
Total long-term assets		13,231	9,228

Total assets		$68,316	$47,420

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,837	$1,368
Accrued expenses		1,040	922
Deferred revenues	1d, 2i	379	779
Advance payment from United Therapeutics	1d, 2i	393	1,576
Other accounts payable	7	1,272	877
Total current liabilities		5,921	5,522

LONG-TERM LIABILITIES

Deferred revenues	1d, 2i	3,226	3,505
Accrued severance pay		1,023	651
Other long term liabilities		680	-
Total long term liabilities		4,929	4,156

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 59,196,617 shares as of June 30, 2013, 46,448,051 shares as of June 30, 2012		-(*)	-(*)
Additional paid-in capital		144,109	103,619
Accumulated deficit		(86,902)	(65,747)
Other comprehensive (loss) income		259	(130)
		57,466	37,742

		$68,316	$47,420

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
		2013	2012	2011

Revenues	1d, 2i	$679	$716	$-
Cost of revenues		(20)	(21)	-
Gross profit		659	695	-

Research and development expenses		(19,906)	(12,685)	(8,311)
Less participation by the Office of the Chief Scientist and other parties		2,673	3,527	1,682
Research and development expenses, net		(17,233)	(9,158)	(6,629)
General and administrative expenses		(5,649)	(6,568)	(4,485)

Operating loss		(22,223)	(15,031)	(11,114)

Financial income, net	10	1,068	237	266

Net loss for the period		$(21,155)	$(14,794)	$(10,848)

Loss per share:
Basic and diluted net loss per share		$(0.38)	$(0.34)	$(0.35)

Weighted average number of shares used in computing basic and diluted net loss per share		55,481,357	44,031,866	31,198,825

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2013	2012	2011

Net loss	$(21,155)	$(14,794)	$(10,848)
Other comprehensive (loss) income
Unrealized gain (loss) on available for sale marketable securities	415	(127)	-
Reclassification adjustments for net gain realized from available for sale marketable securities	(26)	(3)	-
Total comprehensive loss	$(20,766)	$(14,924)	$(10,848)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Loss	Deficit	Equity
Balance as of July 1, 2011	42,443,185	$	(*)	$94,375	$-	$(50,953)	$43,422
Exercise of options by employees and consultants	74,800		(*)	89	-	-	89
Exercise of warrants by investors and finders	523,835		(*)	556	-	-	556
Stock based compensation to employees, directors and non-employees consultants	1,906,231		(*)	4,927	-	-	4,927
Stock based compensation to contractor	1,500,000		(*)	3,672	-	-	3,672
Other comprehensive loss	-		-	-	(130)	-	(130)
Net loss for the period	-		-	-	-	(14,794)	(14,794)

Balance as of June 30, 2012	46,448,051	$	(*)	$103,619	$(130)	$(65,747)	$37,742

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$ (*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000	(*	)	34,106	-	-	34,106
Exercise of options and warrants by employees and consultants	176,867	(*	)	176	-	-	176
Exercise of warrants by investors and finders	1,621,359	(*	)	2,009	-	-	2,009
Stock based compensation to employees, directors and non-employee consultants	1,750,340	(*	)	2,799	-	-	2,799
Stock based compensation to contractor	-	-		1,400	-	-	1,400
Other comprehensive income	-	-		-	389	-	389
Net loss for the period	-	-		-	-	(21,155)	(21,155)

Balance as of June 30, 2013	59,196,617	$(	*)	$144,109	$259	$(86,902)	$57,466

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,155)	$(14,794)	$(10,848)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,033	435	312
Capital loss	-	1	8
Impairment of property and equipment	-	-	11
Stock-based compensation to employees, directors and non-employees consultants	2,521	4,907	3,325
Stock -based compensation to investor relations consultants	278	20	155
Decrease (increase) in other accounts receivable	(303)	(166)	656
Decrease (increase) in prepaid expenses	(237)	269	(273)
Increase (decrease) in trade payables	1,335	(424)	455
Increase in other accounts payable and accrued expenses	1,556	958	375
Increase in deferred revenues	(679)	4,284	-
Increase (decrease) in advance payment from United Therapeutics	(1,183)	1,576	-
Decrease (increase) in interest receivable on short-term deposits	(140)	(395)	15
Linkage differences and interest on short and long-term restricted lease deposit	(30)	35	(4)
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	154	17	-
Gain from sale of investments of available for sale marketable securities	(26)	(3)	-
Accrued severance pay, net	(11)	5	58
Net cash used in operating activities	$(16,887)	$(3,275)	$(5,755)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(4,309)	$(1,480)	$(962)
Investment in short-term deposits	(10,202)	(21,031)	-
Proceeds from short-term deposits	-	-	898
Proceeds from sale of property and equipment	-	-	29
Investment in long-term deposits	-	(1,125)	(14)
Repayment of long-term restricted deposit	869	6	13
Proceeds from sale of available for sale marketable securities	1,848	884	-
Proceeds from redemption of available for sale marketable securities	529	114
Investment in available for sale marketable securities	(8,534)	(8,165)	-
Net cash used in investing activities	$(19,799)	$(30,797)	$(36)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2013	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$34,106	$-	$43,400
Exercise of warrants and options	2,198	632	3,661
Repayment of long-term loan	-	-	(24)
Net cash provided by financing activities	$36,304	$632	$47,037

Increase (decrease) in cash and cash equivalents	(382)	(33,440)	41,246
Cash and cash equivalents at the beginning of the period	9,389	42,829	1,583
Cash and cash equivalents at the end of the period	$9,007	$9,389	$42,829

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$18	$14	$11

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment in credit	$872	$738	$123
Issuance of shares in consideration of new facility construction	$1,400	$3,672	$-
Other receivables resulting from issuance of shares	$-	$13	$-

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

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $86,902 through June 30, 2013 and incurred a net loss of $21,155 for the year ended June 30, 2013.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) and CHA Bio&Diostech (“CHA”) agreements, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

c.	Since December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol PSTI.

On December 19, 2010, the Company’s shares began trading on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

d.	License Agreements:

On June 19, 2011, the Subsidiary entered into an exclusive license agreement, or the License Agreement, with United Therapeutics, for the use of its PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension ("PAH").  The License Agreement provides that United Therapeutics will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and a $2,000 advance payment on the development ; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company expenses if the Company establishes a manufacturing facility in North America upon meeting certain status; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.
On August 2, 2011, the License Agreement became effective following the consent of the Office of the Chief Scientist of Israel (“OCS”) within the Israeli Ministry of Industry, Trade and Labor (see 2i below).

On June 26, 2013, the Subsidiary entered into an exclusive license and commercialization agreement with CHA Bio&Diostech (“CHA”), for conducting clinical trials and commercialization of Pluristem's PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia, and Intermediate Claudication (the “Indications”). Under the terms of the agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications, at the sole expense of CHA. Commencement of the clinical trials is conditioned upon the receipt of the necessary regulatory approvals.  If Pluristem's products receive regulatory approvals in South Korea for marketing as treatment for the Indications, the parties will form a joint venture in order to sell, distribute and market Pluristem products for treating the Indications in South Korea. The joint venture would be owned equally by CHA and Pluristem. Pluristem would own any and all intellectual property rights to the extent conceived in connection with its products and license such rights to the joint venture.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 1:-GENERAL (CONT.)

In an event of lifting the clinical hold by the U.S. Food and Drug Administration on a study of another indication conducted by Pluristem (see note 1.e), and reaching an agreed upon development plan for conducting the clinical trials, Pluristem has agreed to issue to CHA 2,500,000 shares of its common stock in consideration for the issuance to Pluristem of 1,011,504 common shares of CHA, which reflect total consideration of approximately $10,000 for such Pluristem shares (based on the average closing price of CHA common shares over the last 30 trading days preceding the date of the agreement). Each party has agreed to hold the other party's shares for at least one year before selling any of such shares. The parties also agreed to give an irrevocable proxy to the other party management with respect to the voting power of the shares issued.

The Agreement includes non-competition covenants by CHA for a specified period as well as customary termination and indemnification provisions, including in the event the parties do not reach an agreed upon development plan for conducting the clinical trials.

e.	Clinical hold:

In June, 2013, the Company received notification from the U.S. Food and Drug Administration (“FDA”) that its United States phase II Intermittent Claudication study has been placed on clinical hold due to a serious allergic reaction in a case which required hospitalization.

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") applied on consistent basis.

Certain items in the prior period's comparative consolidated financial statements have been reclassified to conform to the current period's presentation. Royalties to the OCS in the amount of $21 for year ended June 30, 2012 was reclassified from research and development expenses to cost of revenues. This reclassification did not impact total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

The Subsidiary's revenues are generated and determined in U.S. Dollars ("dollars"). In addition, most of the financing of the Subsidiary's operations has been made in dollars. The Company's management believes that the dollar is the primary currency of the economic environment in which the Subsidiary operates. Thus, management believe that the functional currency of the Subsidiary is the dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with ASC 830, "Foreign Currency Matters". All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

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

f.	Restricted cash and short-term deposits

Short-term restricted deposits and restricted cash used to secure derivative transactions not designated as hedging accounting instruments are presented at cost.

g.	Long-term restricted deposits

Long-term restricted deposits with maturities of more than one year used to secure lease agreement are presented at cost.

h.	Marketable Securities

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

The Company recognizes an impairment charge when a decline in the fair value of its available-for-sale marketable securities below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment’s financial condition and the near-term prospects of the issuer. ASC 320-10-35, “Investments - Debt and Equity Securities”   requires another-than-temporary impairment for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors (provided that the Company does not intend to sell the security and it is not more likely than not that it will be required to sell it before recovery). The Company classifies its marketable securities as available-for-sale and marks them to market with changes to other comprehensive income until realization or occurrence of other than temporary impairment loss.

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
Pursuant to ASC 605-25, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.
The Company received an up-front, non-refundable license payment of $5,000. Additional payments totaling $37,500 are subject to the Company's futures events.

Since the deliverables in the agreement do not have stand-alone value, none of them qualifies as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000 is deferred and recognized on a straight line basis over the related performance period which is the development period in accordance with Staff Accounting Bulletin (“SAB”) 104, "Revenue Recognition".

In June 2013, the Company assessed the impact of the clinical hold (see note 1.e), on the performance period of the United Therapeutics agreement and concluded that it should be extended from 6.5 years to approximately 11.5 years. The remaining performance period is 9.5 years as of June 30, 2013. This change in estimate resulted in a decrease in future annual revenues from $779 to $379 and a decrease in current quarterly revenues from $195 to $95.

The additional milestones payments will be recognized upon the achievement of futures events, in accordance with ASC 450-30-25, “Gain Contingencies".

The Company also received an advanced payment for the development, of $2,000 that will be deductible against development expenses as it accrued. The upfront payment which was received and has not yet recognized in the statement of operations, is included in the balance sheet as advance payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United Therapeutics according to the applicable license agreement. The Company is deducting the payments from its research and development expenses in accordance with ASC 730-20, "Research and Development Agreements".
As of June 30, 2013, the Company deducted an amount of approximately $1,607.

j.	Property and Equipment

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

k.	Impairment of long-lived assets

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

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (“ASC 718”) and ASC 505-50 "Equity-Based Payments to Non-Employees". ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.

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

During fiscal years 2011, 2012, 2013 there were no options grants to employees or directors.

The assumptions below are relevant to restricted shares and restricted shares units granted in 2013 and 2012:
In accordance with ASC 718, restricted shares or restricted shares units are measured at their fair value. All restricted shares and restricted shares units to employees and non-employees granted in 2013 and 2012 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant.

The expected pre-vesting forfeiture rate affects the number of exercisable shares. Based on Company’s historical experience, the pre-vesting forfeiture rate per grant is 7% for the shares granted to employees and 0% for the options and shares granted to directors and officers and consultants of the Company.

The fair value of all restricted shares and restricted shares units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of share granted during years 2013 and 2012 was $3.43 and $2.54, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

m.	Research and Development expenses and R&D grants

Research and development expenses, net of participations are charged to the Statement of Operations as incurred.

R&D grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs.

n.	Loss per share

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

o.	Income taxes

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

p.	Concentration of credit risk

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

The Company holds an investment portfolio consisting of corporate bonds, Government bonds, stocks and index linked notes. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2013, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2013. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

q.	Severance pay

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Severance expenses for the years ended June 30, 2013, 2012 and 2011 amounted to approximately $329, $275, and $225, respectively.

r.	Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, available-for-sale marketable securities, short-term deposits, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

The Company accounts for certain assets and liabilities at fair value under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

s.	Derivative financial instruments

The Company’s derivatives are not designated as hedging accounting instruments under ASC 815, “Derivatives and Hedging” (“ASC 815”). Those derivatives consist primarily of forward and options contracts the Company uses to hedge the Company’s exposures to currencies other than the U.S. dollar. The Company recognized derivative instruments as either assets or liabilities and measures those instruments at fair value. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, the Company recognizes changes in the fair values in its statement of operations in financial income, net, in the same period as the re-measurement gain and loss of the related foreign currency denominated assets and liabilities.

The fair value of the forward and options contracts as of June 30, 2013 and 2012 were recorded as an asset of $93 and a liability of $138, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 3:- CASH AND CASH EQUIVALENTS

	June 30,
	2013	2012
In U.S. dollars	$8,048	$6,516
In New Israeli Shekels (NIS)	781	2,820
Other currencies	178	53
	$9,007	$9,389

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 4:- MARKETABLE SECURITIES

As of June 30, 2013, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2013				June 30,2012
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$4,023	$234	$(180)	$4,077	$1,264	$57	$(56)	$1,265
Government debentures – fixed interest rate	329	21	-	350	57	-	-	57
Corporate debentures – fixed interest rate	508	30	(9)	529	303	2	(2)	303
	$4,860	$285	$(189)	$4,956	$1,624	$59	$(58)	$1,625
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,602	49	(12)	1,639	1,417	12	(42)	1,387
Corporate debentures – fixed interest rate	4,976	162	(77)	5,061	2,829	20	(57)	2,792
	$6,578	$211	$(89)	$6,700	$4,246	$32	$(99)	$4,179
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	955	45	(14)	986	467	-	(23)	444
Corporate debentures – fixed interest rate	789	29	(19)	799	816	3	(44)	775
	$1,744	$74	$(33)	$1,785	$1,283	$3	$(67)	$1,219
Total	$13,182	$570	$(311)	$13,441	$7,153	$94	$(224)	$7,023

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2013 and June 30, 2012, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2013	$5,122	$(302)	$32	$(9)
As of June 30, 2012	$4,127	$(224)	$-	$-

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the year ended June 30, 2013.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 5:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2013			June 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$6,311	$7,130	-	$4,181	$2,842	-
Derivatives	-	93	-	-	(138)	-
Total	$6,311	$7,223	$-	$4,181	$2,704	$-

NOTE 6:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2013	2012
Cost:
Laboratory equipment	$5,709	$2,479
Computers and peripheral equipment	535	317
Office furniture and equipment	534	119
Leasehold improvements	806	795
Leasehold improvements of new facility construction	6,563	2,559
Vehicle	68	68
Total Cost	14,215	6,337
Accumulated depreciation:
Laboratory equipment	1,306	805
Computers and peripheral equipment	280	187
Office furniture and equipment	91	51
Leasehold improvements	361	255
Leasehold improvements of new facility construction	281	-
Vehicle	30	20
Total accumulated depreciation	2,349	1,318
Property and equipment, net	$11,866	$5,019

Depreciation expenses amounted to $1,033, $435 and $312 for the years ended June 30, 2013, 2012 and 2011, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 7:-OTHER ACCOUNTS PAYABLE

	June 30,
	2013	2012
Accrued payroll	$353	$239
Payroll institutions	324	170
Accrued vacation	506	317
Other	89	-
Derivatives	-	138
Advanced payment from OCS and other parties	-	13
	$1,272	$877

NOTE 8:-COMMITMENTS AND CONTINGENCIES

a.
The Subsidiary leases facilities under an operating lease agreement. The leasing period for the leased area is 62 months as of July 1, 2007.  The monthly payment is $17 starting from September 1, 2007 and is linked to the Israeli Consumer Price Index ("CPI"). On September 1, 2012, the Subsidiary extended the leasing period by 4 months. On December 31, 2012, the Subsidiary extended the leasing period by an additional 12 months. As of June 30, 2013 the monthly payment on the leasing is approximately $21.

On January 15, 2012, the Subsidiary leased additional facilities under another operating lease agreement. The leasing period for the additional leased area is 45 months as of June 30, 2013. The monthly payment is approximately $40 and is linked to the Israeli CPI.  The Subsidiary may extend the leasing period by 60 months, if an advance notice is given.

In January 2013 the Subsidiary received from the lessor a non-refundable payment, which payment represents his participation in the leasehold improvements, of approximately $816. The payment will be deductible against lease expenses as it is accrued. The upfront payment received and not recognized as a deduction from lease expenses is included in the balance sheet as advance payment. As of June 30, 2013, the monthly leasing payments for the new facilities are approximately $40. The monthly leasing expenses, net of the lessor participation are approximately $32.

On January 2013 the Subsidiary leased additional facilities under another operating lease agreement. The leasing period for the additional leased area is 26.5 months as of June 30, 2013. The monthly payment is approximately $1 and is linked to the Israeli CPI.

In addition, the Subsidiary has issued a bank guarantee in favor of the lessor in the amount of $389.

Lease expenses amounted to $678, $382 and $245 for the years ended June 30, 2013, 2012 and 2011, respectively.

As of June 30, 2013 future aggregate rental commitments under the existing lease agreements are as follows:

Year ending June 30, 2014	$528
Year ending June 30, 2015	391
Year ending June 30, 2016	388
Year ending June 30, 2017	291
Total	$1,598

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES (CONT.)

b.
The Subsidiary leases 19 cars under operating lease agreements, which expire in years 2013 through 2016. The monthly payment is approximately $18 and is linked to the Israeli CPI. In order to secure these agreements, the Subsidiary pledged a deposit in the amount of $41.

Lease expenses amounted to $215, $176 and $148 for the years ended June 30, 2013, 2012 and 2011, respectively.

As of June 30, 2013 future aggregate rental commitments under the existing lease agreements are as follows:

Year ending June 30, 2014	$164
Year ending June 30, 2015	101
Year ending June 30, 2016	34
Total	$299

c.	An amount of $705 of cash and deposits was pledged by the Subsidiary to secure the hedging transactions, credit line and Bank guarantees.

d.	As of June 30, 2013, the Subsidiary has aggregate contractual obligations to suppliers and contractor as follows:

Year ending June 30, 2014	$673
Year ending June 30, 2015	36
Total	$709

e.
Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by a governmental committee of the OCS are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3% to 5% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2013 and 2012, total grants obtained aggregated $10,882 and $9,412, respectively.

Through June 30, 2013 and 2012, total royalties expenses amounted to $42 and $21, respectively.

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

c.
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

d.	During the year ended June 30, 2011, the Company issued 90,000 shares of common stock to its investor relations consultants as compensation for their services.

e.
From January through June 2011, a total of 769,391 warrants were exercised via “cashless” exercise, resulting in the issuance of 362,746 shares of common stock to investors of the Company.  In addition 2,079,968 warrants were exercised for cash and resulted in the issuance of 2,079,968 shares of common stock by investors of the Company. The aggregate cash consideration received was $3,593.

f.
From July 2011 through June 2012, a total of 406,783 warrants were exercised via “cashless” exercise, resulting in the issuance of 168,424 shares of common stock to investors of the Company.  In addition 355,411 warrants were exercised for cash and resulted in the issuance of 355,411 shares of common stock to investors of the Company. The aggregate cash consideration received was $556.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

g.
From July 2012 through June 2013, a total of 682,213 warrants were exercised via “cashless” exercise, resulting in the issuance of 420,199 shares of common stock to investors of the Company.  In addition 1,201,160 warrants were exercised for cash and resulted in the issuance of 1,201,160 shares of common stock to investors of the Company. The aggregate cash consideration received was $2009. In August, 2012, a total of 36,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 26,299 shares of common stock to consultants of the Company.

h.	As part of the agreement for building the new Company's facility with Biopharmax Group Ltd. ("Biopharmax"), the Company issued 1,500,000 shares of common stock to Biopharmax during fiscal year 2012.

i.
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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

j.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants:

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
As of June 30, 2013, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 12,418,480.  1,596,169 shares are still available for future grant under the 2005 Plan as of June 30, 2013.  Under the 2003 Plan, 20,500 options are authorized for issuance, and 19,244 options are still available for future grant as of June 30, 2013.

a.	Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Year ended June 30, 2013
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	2,082,172	3.87
Options exercised	(120,068)	1.22
Options forfeited	(3,948)	4.4
Options outstanding at end of the period	1,958,156	4.03	3.97	1,054
Options exercisable at the end of the period	1,958,156	4.03	3.97	1,054
Options vested	1,958,156	4.03	3.97	1,054

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

k.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

Compensation expenses related to options granted to employees and directors were recorded as follows:

	Year ended June 30,
	2013	2012	2011
Research and development expenses	$-	$-	$2
General and administrative expenses	-	-	2
	$-	$-	$4

b.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Year ended June 30, 2013
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	382,000	3.86
Options and warrants exercised	(66,500)	1.13
Options and warrants outstanding at end of the period	315,500	4.44	4.03	425

Options and warrants exercisable at the end of the period	312,500	4.48	3.99	416

Options and warrants vested and expected to vest	315,500	4.44	4.03	425

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Year ended June 30,
	2013	2012	2011
Research and development expenses	$-	$19	$32
General and administrative expenses	26	37	73
	$26	$56	$105

Future expenses related to options and warrants granted to consultants for an average time of approximately 6 months are $1.7.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

k.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

c.	Restricted stock and restricted stock units to employees and directors:

On June 5, 2013, the Company's Compensation Committee approved a grant of a total of 180,574 restricted stock units to the Company's employees.

On June 27, 2013, the Company's Compensation Committee approved a grant of a total of 1,055,000 restricted stock units to the Company's employees and directors.

In addition, the Company granted a total of 13,000 restricted stock units to several employees during the year ended June 30, 2013.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to employees and directors for the year ended June 30, 2013:

Number
Unvested at the beginning of period	2,085,276
Granted	1,248,574
Forfeited	(90,213)
Vested	(1,583,112)
Unvested at the end of the period	1,660,525
Expected to vest after June 30, 2013	1,637,130

Compensation expenses related to restricted stock and restricted stock units granted to employees and directors were recorded as follows:

	Year ended June 30,
	2013	2012	2011
Research and development expenses	$711	$1,163	$1,027
General and administrative expenses	1,529	3,487	1,717
	$2,240	$4,650	$2,744

Future expenses related to restricted stock and restricted stock units granted to employees and directors for an average time of approximately two years is $3,812.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

k.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

d.	Restricted stock and restricted stock units to consultants:

During the year ended June 30, 2013, the Company granted restricted stock to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the year ended June 30, 2013:

Number
Unvested at the beginning of period	66,000
Granted	123,206
Forfeited	(21,978)
Vested	(167,228)
Unvested at the end of the period	-

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Year ended June 30,
	2013	2012	2011
Research and development expenses	$255	$201	$294
General and administrative expenses	278	20	178
	$533	$221	$472

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 9: - SHARE CAPITAL AND STOCK OPTIONS (CONT.)

l.	Summary of warrants and options:

A summary of all the warrants and options outstanding as of June 30, 2013 is presented in this table:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)
Warrants:	$1.00	1,977,245	1,977,245	0.41
	$1.28	50,000	50,000	0.81
	$1.40 - $ 1.50	1,606,226	1,606,226	1.28
	$1.60	181,221	181,221	1.78
	$1.80 - $ 1.91	2,455,003	2,455,003	0.92
	$4.20	5,060,000	5,060,000	3.09
	$5.00	3,220,000	3,220,000	4.22
Total warrants		14,549,695	14,549,695

Options:	$0.00	99,500	96,500	6.37
	$0.62	406,000	406,000	5.25
	$1.04	37,500	37,500	5.16
	$2.97	20,000	20,000	4.86
	$3.50	900,000	900,000	3.56
	$3.72 - $ 3.80	31,550	31,550	3.44
	$4.00	42,500	42,500	3.30
	$4.38 - $ 4.40	452,856	452,856	3.96
	$6.80	36,250	36,250	4.37
	$8.20	40,000	40,000	2.63
	$20.00	142,500	142,500	2.98
Total options		2,208,656	2,205,656

Total warrants and options		16,758,351	16,755,351

This summary does not include 1,660,525 restricted stock units that are not vested as of June 30, 2013.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 10:-FINANCIAL EXPENSES (INCOME), NET

	Year ended June 30,
	2013	2012	2011

Foreign currency translation differences	$(497)	$98	$(29)
Interest on short-term bank credit and bank's expenses	29	12	13
Interest income on deposits	(266)	(575)	(236)
Gain related to marketable securities	(194)	(89)	-
Loss (Gain) from derivatives	(140)	317	(14)

	$(1,068)	$(237)	$(266)

NOTE 11:-TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	Pluristem Therapeutics Inc. is taxed under U.S. tax laws.
2.	Pluristem Ltd. is taxed under Israeli tax laws.

B.	Tax assessments:

The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2008.

C.	Tax rates applicable to the Company:

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 35%, excluding state tax and local tax if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

2.	The Subsidiary:

On December 5, 2011, the Israeli Parliament (the “Knesset”) passed the Law for Tax Burden Reform (Legislative Amendments) 2011 (the “Law"), which, among other things, cancels effective as of 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

The Law did not have an effect on the Subsidiary's financial position and results of operations.

Israeli companies are generally subject to capital gains tax at the rate of the Israeli corporate tax (which was 25% in 2013).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

On July 30, 2013, the Knesset approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which consists, among other things, of fiscal changes whose main aim is to enhance long-term collection of taxes.

These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5%, cancelling the lowering of the tax rates applicable to preferred enterprises (9% in development area A and 16% in other areas), taxing revaluation gains and increasing the tax rates on dividends within the scope of the Law for the Encouragement of Capital Investments, 1959 (the “Encouragement Law”) to 20% effective from January 1, 2014.

The Company estimates that the change in tax rates will have no effect over its financial statement.

Tax Benefits Under the Encouragement Law.

According to the Encouragement Law, the Subsidiary is entitled to various tax benefits due to "Beneficiary Enterprise" status granted to its enterprise, as implied by the Encouragement Law. The principal benefits by virtue of the Encouragement Law are:

Tax benefits and reduced tax rates:

On July 7, 2010, the Subsidiary has received a letter of approval (the "Ruling") from the Israeli Tax Authority. According to the Ruling, the Subsidiary's expansion program of its plant was granted the status of a "Beneficiary Enterprise" under the "Alternative Track" (the "2007 Program"). The Subsidiary chose the year 2007 as the election year of the 2007 Program.

Under the 2007 Program, the Subsidiary, which was located in a National Priority Zone "B" with respect to the year 2007, is tax exempt in the first six years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of one to four years for the remaining benefit period (dependent on the level of foreign investments).

On June 6, 2013, the Subsidiary informed the Israeli Tax Authority that it has chosen the year 2012 as an election year to the expansion of its Beneficiary Enterprise program (the "2012 Program").

Under the 2012 Program, the Subsidiary, which was located in the "Other National Priority Zone" with respect to the year 2012, would be tax exempt in the first two years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of five to eight years for the remaining benefit period (dependent on the level of foreign investments).

Following the enactment of Amendment No. 60 to the Encouragement Law, subsequent to April 1, 2005, companies whose election year entitled them to a Beneficiary Enterprise status are required, among others, to make a minimum qualifying investment. This condition requires an investment in the acquisition of productive assets such as machinery and equipment, which must be carried out within three years. The minimum qualifying investment required for setting up a plant is NIS 300,000, linked to the Israeli CPI in accordance with the guidelines of the Israeli tax authorities. As for plant expansion, the minimum qualifying investment is the higher of NIS 300,000, linked to the Israeli CPI as stated above, and an amount equivalent to the "qualifying percentage" of the value of the productive assets. Productive assets that are used by the plant but not owned by it will also be viewed as productive assets.

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

As stated above, the Subsidiary's 2007 Program and 2012 Program were granted the status of a "Beneficiary Enterprise", in accordance with the Encouragement Law, under the alternative benefits track. Accordingly, income derived from the Beneficiary Enterprise is subject to the benefits and conditions stated above.

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the benefit period starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in development area A - 14 years since the beginning of the election year. The benefit period for the subsidiary's 2007 Program will expire in 2018 (12 years since the beginning of the election year– 2007).The benefit period for the Subsidiary's 2012 Program would expire in 2023 (12 years since the beginning of the election year – 2012).

If a dividend is distributed out of tax exempt profits, as above, the Subsidiary will become liable for tax at the rate applicable to its profits from the beneficiary enterprise in the year in which the income was earned, (tax at the rate of 10- 25%, dependent on the level of foreign investments) and to A withholding tax rate of 15% (or lower, under an applicable tax treaty).

As for Beneficiary Enterprises pursuant to Amendment No. 60 to the Encouragement Law, the basic condition for receiving the benefits under this track is that the enterprise contributes to Israeli economic growth and is a competitive factor for the gross domestic product. In order to comply with this condition, the Encouragement Law prescribes various requirements regarding industrial enterprises.

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

The Subsidiary has examined the effect of the adoption of the Amendment on its financial statements, and as of the date of the publication of the financial statements, the Subsidiary did not apply the Amendment. The Subsidiary may choose to apply the Amendment in the future.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

D.	Carryforward losses for tax purposes

As of June 30, 2013, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $20,302. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2021 and 2033.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2013, in the amount of approximately $34,182, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	June 30,
	2013	2012
Deferred tax assets:
U.S. net operating loss carryforward	$7,106	$5,806
Israeli net operating loss carryforward	8,543	5,168
Allowances and reserves	156	111

Total deferred tax assets before valuation allowance	15,805	11,085
Valuation allowance	(15,805)	(11,085)

Net deferred tax asset	$-	$-

As of June 30, 2012 and June 30, 2013, the Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC No. 740 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2012 and 2013, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

D.	Carryforward losses for tax purposes: (cont:)

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2011, 2012 and 2013, the main reconciling item of the statutory tax rate of the Company (24% to 35% in 2011, 25% to 35% in 2012 and 2013) to the effective tax rate (0%) is tax loss carryforwards, Stock -based compensation and other deferred tax assets for which a full valuation allowance was provided.

NOTE 12:-SUBSEQUENT EVENTS

In August 2013, the Subsidiary, received an approval for a NIS 26,110 (approximately $7,217) grant from the OCS. Once received, the grant will be used to cover research and development expenses for the period January 1, 2013 to December 31, 2013.  This grant is subject to the same repayment restrictions of royalties as the prior OCS grants (see note 8.e.).

Since the approval was received after June 30, 2013 the grant is not reflected in the financial statements.

Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands of dollars except share and per share data).

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Revenues	$195	$195	$194	$95
Gross profit	189	189	188	93
Operating expenses	4,379	5,073	6,121	7,309
Operating loss	4,190	4,884	5,933	7,216
Net loss	3,995	4,490	5,680	6,990
Basic and diluted net loss per share	0.08	0.08	0.10	0.12

	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Revenues	$154	$231	$230	$101
Gross profit	149	224	224	98
Operating expenses	4,481	2,342	4,834	4,069
Operating loss	4,332	2,118	4,610	3,971
Net loss	4,493	1,992	4,174	4,135
Basic and diluted net loss per share	0.11	0.05	0.09	0.09

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2013, our internal control over financial reporting was effective.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of June 30, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Chief Executive Officer, President, Director and Chairman of the Board of Directors	59	September 26, 2005 November 21, 2005 April 3, 2006
Yaky Yanay	Chief Financial Officer, Secretary and Executive Vice President	42	November 1, 2006 March 17, 2013
Nachum Rosman	Director	67	October 9, 2007
Doron Shorrer	Director	60	October 2, 2003
Hava Meretzki	Director	44	October 2, 2003
Isaac Braun	Director	60	July 6, 2005
Israel Ben-Yoram	Director	52	January 26, 2005
Mark Germain	Director	63	May 17, 2007
Moria Kwiat	Director	34	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 as Chief Executive Officer and President and changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. Between May 2007 and February 2009, he was Co-Chairman with Mr. Mark Germain. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held positions of Chief Executive Officer and Chairman positions in companies in Israel, the United States, Europe, Japan and Korea.  Mr. Aberman operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the chairman of Rose Hitech Ltd., a private investment company. He has served in the past as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to that, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Prior to his service with the Company, Mr. Aberman has served as President and CEO of Netect Ltd., specializing in the field of internet security software and was the Co-Founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He has also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd.

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

Yaky Yanay

Mr. Yanay was appointed as our Chief Financial Officer and Secretary in November 2006, and Executive Vice President in March 2013.   Prior to joining us, Mr. Yanay was the Chief Financial Officer of Elbit Vision Systems Ltd., a public company traded over the OTC Bulletin Board. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.  Mr. Yanay serves as a director of Elbit Vision System Ltd.  He is a member of the board of directors of Israel Advanced Technologies Industries (IATI), the largest umbrella organization in Israel for companies, organizations, and individuals in the high tech and life science sectors. Mr. Yanay holds a bachelor’s degree with honors in business administration and accounting and is a Certified Public Accountant in Israel.

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

Doron Shorrer

Mr. Shorrer became a director of the Company in October 2003.  Mr. Shorrer was one of the Company’s founders and served as its first Chairman until 2006.  Mr. Shorrer also serves as a director of other companies: Omer Insurance Mutual Fund, Provident Fund for employees of the Israel Electric Company Ltd. and for Hebrew University employees, and Massad Bank from the International Bank group.  Between 1999 and 2004 he was Chairman of the Boards of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Funds Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Founder and managing partner of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Hebrew University Business Administration School; Chairman of Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.  Among many areas of expertise, Mr. Shorrer formulates implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries.

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

Hava Meretzki

Ms. Meretzki became a director of the Company in October, 2003. Ms. Meretzki is an attorney and is a partner in Meretzki law firm in Haifa, Israel.  Ms. Meretzki specializes in civil, trade and labor law, and is presently a member of the Central Committee of the National Council of the Israel Bar Association.

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

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012.  Dr. Kwiat holds a B.Sc and an M.Sc. in Biotechnology from the Department of Molecular Microbiology and Biotechnology at Tel Aviv University, and a Ph.D.in Nano-Biotechnology from the Department of Material and Nanoscience at the Faculty of Chemistry of Tel Aviv University. Dr. Kwiat served as a teaching assistant at Tel Aviv University from 2003 through 2012. Currently, Dr. Kwiat is a postdoc fellow at the Faculty of Chemistry of Tel Aviv University, working with various cell types such as cancer and neuron cells on nano material platforms.

We believe that Dr. Kwiat’s qualifications to sit on our Board of Directors include her knowledge and experience as a scientist and a researcher in the fields of biotechnology, microbiology and nanotechnology.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram.  Doron Shorrer is the Chairman of the Audit Committee, and our Board of Directors has determined that Israel Ben-Yoram is an "Audit Committee financial expert" and that all members of the Audit Committee are "independent" as defined by the rules of the SEC and the NASDAQ rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee held seven meetings from July 1, 2012 through June 30, 2013 (Fiscal 2013).

Compensation Committee

The members of our Compensation Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. The Board has determined that all of the members of the Compensation Committee are "independent" as defined by the rules of the SEC and NASDAQ rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.pluristem.com. The primary responsibilities of our Compensation Committee include:

•	Reviewing and recommending to our Board of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

•	Administering our equity based plans and making recommendations to our Board with respect to our incentive–compensation plans and equity–based plans; and

•	Annually reviewing and making recommendations to our Board with respect to the compensation policy for such other officers as directed by our Board.

Our Compensation Committee held four meetings during Fiscal 2013.  The Compensation Committee did not receive advice for or retain any consultants during Fiscal 2013.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2013, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is posted on our Internet website at www.pluristem.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2013, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with, except as follows:

Mr. Ben-Yoram Israel, a director, failed to timely file a Form 4 reporting purchases and a sale of the Company’s common stock in connection with a process of transferring the stock from a trustee account to the director’s personal account on May 16, 2013. Mr. Ben-Yoram filed his Form 4 on May 21, 2013 and submitted payment to the Company to disgorge profits he realized from these trades in accordance with Section 16(b) of the Exchange Act.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our Chief Executive Officer (CEO) and other executive officers.  Our named executive officers for Fiscal 2013 are those two individuals listed in the "2013 Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report on Form 10-K.

At our 2013 shareholders meeting, we provided our shareholders with the opportunity to cast an advisory vote on executive compensation. Over 84% of the votes cast on this "2013 say-on-pay vote" were voted in favor of the proposal. We have considered the 2013 say-on-pay vote and we believe that overwhelming support from our shareholders for the 2013 say-on-pay vote proposal indicates that our shareholders are supportive of our approach to executive compensation. At our 2013 shareholders meeting, our shareholders also voted in favor of the proposal to hold say-on-pay votes every two years. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding the named executive officers.

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

With respect to equity compensation, the Compensation Committee makes awards to executives under our stock option plans and other plans as approved by the Board of Directors. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance, the alignment of the interests of the executive officers and our shareholders, the performance of our common stock and our ability to attract and retain qualified individuals.

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) performance based bonus; (iii) long-term equity incentive compensation in the form of periodic stock option and restricted stock unit (RSU) grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2013, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for executive officers from time to time but not less than once a year.  The Compensation Committee also takes into consideration the CEO's recommendations for executive compensation of the Chief Financial Officer (CFO). The CEO generally presents these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

Base Salary

The Compensation Committee performs a review of base salaries / monthly compensation for our named executive officers from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration their understanding of the compensation practices of comparable companies (based on size and stage of development), especially in Israel, where our named executive officers reside, independent third party market data such as compensation surveys to industry, including information relating to peer companies1, individual experience and performance adjusted to reflect individual roles and contribution to our clinical, regulatory, commercial and operational performance.  None of the factors above has a dominant weight in determining the compensation of our executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation.  In addition, our Compensation Committee uses comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.  We may also change the base salary / monthly compensation of an executive officer at other times due to market conditions, as we did in our fiscal year ended June 30, 2011, when the named executive officers participated in a voluntary reduction of their compensation. We believe that a competitive base salary / monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries / monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives' performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility, company progress or on changed local and specific executive employment market conditions. In Fiscal 2013 (as well as in the fiscal year ended June 30, 2012), our executive officers' salaries and monthly compensation did not change from the previous year as we believe they do not deviate materially from the range of salaries received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel.  We did not conduct any analysis of salaries and monthly compensation received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel in the fiscal year ended June 30, 2012 and Fiscal 2013.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies, such as United, and entering into licensing agreements with such companies, such as the United Agreement or our agreement with CHA.  Therefore, in order to reward our executive officers, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals (e.g., the United Agreement). This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. The performance based bonus percentages are as follows: Mr. Zami Aberman – 1.5% of amounts received by us from non dilutive funding and strategic deals, and Mr. Yaky Yanay – 1% of such amounts. The difference in the percentage of the performance based bonus was determined based on the Compensation Committee's assessment of the contribution and role of each of our named executive officers in completing the licensing and strategic agreements. In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion.  For instance, in fiscal year 2013, the Compensation Committee resolved, subject to Board approval, the each of Mr. Aberman and Mr. Yanay will be entitled to a cash bonus in the gross amount of $75,000 due to our performance and achievements, including entering into the TA 100 index, closing of a financing round and completion of the manufacturing facility according to plans.

Long-term Equity Incentive Compensation

Long-term incentive compensation allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock participation aligns executive officers’ interests with those of our shareholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level expected to be competitive within the biotechnology industry, as well as with Israeli based companies.  We do not have a formula relating to, and did not conduct any analysis of, the level of awards that is competitive within the biotechnology industry and Israeli based companies.  In determining the amount of each grant, the Compensation Committee also takes into account the number of shares held by the executive prior to the grant. Awards are made on a discretionary basis and not pursuant to specific criteria set out in advance.

1In 2011, for example, we collected executive compensation information from the recent SEC filings of Aastrom Biosciences, Inc.; Athersys, Inc.; Protalix BioTherapeutics, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; and Osiris Therapeutics, Inc.  We didn’t use any comparable data in the fiscal years 2012 and 2013.

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

Benefits and Perquisites

Generally, benefits available to executive officers are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our named executive officers with a phone and a company car which are customary benefits in Israel to managers and officers.  Each of our executive officers is also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such executive officer.

In addition, in the event of termination of our CEO’s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate; our CFO may be entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the company.

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

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

The following table shows the particulars of compensation paid to our CEO and Chief Financial Officer, for the fiscal years ended June 30, 2013, 2012 and 2011.  We do not currently have any other executive officers, nor did we during the fiscal years ended June 30, 2013, 2012, and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)(2)	Stock-based Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Zami Aberman Chief Executive Officer	2013	488,910	(6)	75,000	1,078,000		0	21,042		1,662,952
	2012	495,623	(6)	0	899,500	(7)	75,000	21,771	(8)	1,491,894
	2011	383,081	(6)	0	900,900		0	21,695	(8)	1,305,676
Yaky Yanay Chief Financial Officer	2013	251,329		75,000	770,000		0	27,951		1,124,280
	2012	253,752		0	642,500	(7)	50,175	27,231		973,658
	2011	200,760		0	629,400		0	31,742		861,902

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           Represents discretionary bonus paid in connection with the performance and achievements of the Company in 2013.

(3)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2013 included elsewhere in this Annual Report on Form 10-K.

(4)           Represents bonus paid in connection with our entry into the United Agreement.

 (5)          Represents cost to us in connection with the car and a mobile phone made available to Mr. Aberman and Mr. Yanay. The company also pays the tax associated with this benefit which is grossed up and part of the amount in the Salary column in the table above.

(6)           Includes $19,728, $20,208 and $18,638 paid to Mr. Aberman as compensation for services as a director in fiscal 2013, 2012, and 2011, respectively.

(7)           This amount is different from the amount reported previously in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2012 and the Company’s Proxy Statement filed on March 29, 2013.  The amount previously reported aggregated the stock based awards compensation for both fiscal years 2011 and 2012.  The amount reported herein represents the stock based awards compensation in the fiscal year ended June 30, 2012.

(8)           In the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2012 and the Company’s Proxy Statement filed on March 29, 2013 the amount reported was $0.  This amount was changed in order to include Mr. Aberman’s use of company car and cell phone, which expense is reported herein.

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

(b)
As of May 11, 2011 Mr. Yanay's monthly salary was increased from 42,500 NIS to 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay is entitled to a bonus of one percent (1.0%) from amounts received by us from non diluting funding and strategic deals.  As of August 2011, Mr. Yanay has been engaged with us as a consultant, in addition to being an employee.  For his services as a consultant he receives a monthly consulting fee.  In addition, he continues to receive salary as an employee, but in an amount that was reduced by the consulting fee so the total cost to us did not change as a result of this change.

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

The following table displays the value of what the executive officers would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2013:

Officer	Salary	Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$338,153	$669,375	(2)	$1,007,528
Terminated due to discharge of officer	$338,153	$1,338,750	(3)	$1,676,903
Change in control		$1,338,750	(3)	$1,338,750

Yaky Yanay
Terminated due to officer resignation	$98,561	$478,125	(2)	$576,686
Terminated due to discharge of officer	$98,561	$956,250	(3)	$1,054,811

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2013 of $3.06 per share and the applicable exercise price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2013:

Name & Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock and Option Awards ($)
Zami Aberman	06/27/13	350,000	(1)	1,078,000
Chairman and CEO

Yaky Yanay	06/27/13	250,000	(2)	770,000
Executive Vice President, CFO and Secretary

(1)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests over a two-year period from the date of grant, as follows: 87,500 restricted shares vested as of December 27, 2013 and  262,500 restricted shares vest in six installment of 43,750 shares on each of March 27, 2014, June 27, 2014, September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

(2)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests over a two-year period from the date of grant, as follows: 62,500 restricted shares vested as of December 27, 2013 and 187,500 restricted shares vest in six installment of 31,250 shares on each of March 27, 2014, June 27, 2014, September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

Outstanding Equity Awards at the End of Fiscal 2013

The following table presents the outstanding equity awards held as of June 30, 2013 by our executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Zami Aberman	22,500	-	4.40	1/16/2016	-		-
	30,000	-	4.00	10/30/2016	-		-
	250,000	-	3.50	1/23/2017	-		-
	105,000	-	4.38	12/25/2017	-		-
	110,000	-	0.62	10/30/2018	-		-
	-	-	-	-	87,500	(1)	$267,750
	-	-	-	-	350,000	(2)	$1,071,000
Yaky Yanay	62,500	-	4.38	12/25/2017	-		-
	12,500	-	4.00	9/17/2016	-		-
	50,000	-	3.50	1/23/2017	-		-
	55,000	-	0.62	10/30/2018	-		-
	-	-	-	-	62,500	(3)	$191,250
	-	-	-	-	250,000	(4)	$765,000

(1)	87,500 restricted shares vest in two installments of 43,750 shares on each of September 21, 2013 and December 21, 2013.

(2)
350,000 restricted shares vest as follow: 87,500 shares vested as of December 27, 2013 and in six installments of 43,750 shares on each of March 27, 2014, June 27, 2014, September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

(3)	62,500 restricted shares vest in two installments of 31,250 shares on each of September 21, 2013 and December 21, 2013.

(4)
250,000 restricted shares vest as follow: 62,500 shares vested as of December 27, 2013 and in six installments of 31,250 shares on each of March 27, 2014, June 27, 2014, September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

Aggregated Option/Exercises in Last Fiscal Year

The following table presents the option exercises and stock vested awards during fiscal year 2013 by our executive officers:

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	-	-	290,000	992,013
Yaky Yanay	-	-	220,000	750,538

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	16,480	154,000	170,480
Nachum Rosman	26,284	261,800	288,084
Doron Shorrer	27,498	261,800	289,298
Hava Meretzki	22,456	154,000	176,456
Isaac Braun	23,282	154,000	177,282
Israel Ben-Yoram	27,387	261,800	289,187
Moria Kwiat	23,124	154,000	177,124

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC Topic 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2013 included elsewhere in this Annual Report on Form 10-K.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. On May 17, 2007, the Board decided that the dollar rate would be not less then 4.25 NIS per dollar. The directors are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non diluting funding and strategic deals.

During Fiscal 2013 we paid a total of $166,717 to directors as compensation. This amount does not include compensation to Mr. Aberman in his capacity as a director which is reflected in the Summary Compensation Table for Fiscal 2013 above. As of June 30, 2013, the directors (not including the Chairman) held 2,882,145 options, restricted shares and RSUs of which 2,174,018 were exercisable or vested, as the case may be.

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

Other than as described in the preceding three paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of August 12, 2013 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

Directors and Named Executive Officers

Zami Aberman Chief Executive Officer, Chairman of the Board, President and Director	1,789,048	(2)	3%

Moria Kwiat Director	-		-

Hava Meretzki Director	302,458	(3)	*

Doron Shorrer Director	431,583	(4)	*

Israel Ben-Yoram Director	311,359	(5)	*

Isaac Braun Director	302,881	(6)	*

Nachum Rosman Director	288,333	(7)	*

Mark Germain Director	583,458	(8)	1%

Yaky Yanay Executive Vice President, Chief Financial Officer and Secretary	918,366	(9)	1.6%

Directors and Executive Officers as a group (9 persons)	4,927,486	(10)	8.1%
_________________
* = less than 1%

(1)  Based on 59,168,922 shares of common stock issued and outstanding as of August 12, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes options to acquire 517,500 shares.

(3)  Includes options to acquire 93,500 shares.

(4)  Includes options to acquire 114,500 shares.

(5)  Includes options to acquire 66,776 shares.

(6)  Includes options to acquire 93,923 shares.

(7)  Includes options to acquire 63,750 shares.

(8)  Includes options to acquire 307,500 shares.

(9)  Includes options to acquire 180,000 shares.

(10)  Includes options to acquire 1,437,449 shares.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted our 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the 2003 Plan, we reserved for issuance 20,500 shares of our common stock. As of June 30, 2013, there were 19,244 shares of our common stock still available for future grant under the 2003 Plan.

On November 21, 2005, our Board of Directors adopted our 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

At our annual meeting of our stockholders held on January 21, 2009, our stockholders approved the adoption of the Amended and Restated 2005 Stock Option Plan of the Company, amending the 2005 Plan in order to: (i) increase the number of shares of common stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of common stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allow the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date of the 2005 Plan to December 31, 2018.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	2,208,656	(1)	$4.16	1,605,413
Equity compensation plan not approved by security holders	65,000	(2)	$1.43	-
Total	2,273,656		$4.09	1,605,413

(1)
Consists of (i) 2,207,400 options granted under 2005 plan; and (ii) 1,256 options granted under 2003 Plan, as of June 30, 2013, there were 19,244 shares of our common stock still available for future grant under the 2003 Plan.

(2)
Consists of (i) 50,000 warrants granted in April 2009 to consultants for services rendered, with an exercise price of $1.28, monthly vesting at a rate of 8.33% from the issuance date, and a term of five years expiring in April 2014; and (ii) 15,000 warrants granted in September 2008 to a consultant for services rendered, with an exercise price of $1.91, immediate vesting, and a term of five years expiring in September 2013.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during Fiscal 2013, in which the amount involved in the transaction exceeded or exceeds $120,000.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2013	Twelve months ended on June 30, 2012

Audit Fees	$95,000	$85,000

Audit-Related Fees	None	None

Tax Fees	$16,113	$11,726

All Other Fees	$119,883	$22,405

Total Fees	$230,996	$119,132

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K, the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q and providing assistance with review of other documents filed with the SEC.

Tax Fees. These fees relate to our tax compliance, tax planning and fees relating to obtaining a pre-ruling with the Israeli Tax Authorities.

All Other Fees. These fees were comprised of fees related to assistance in preparation of OCS applications as well as fees related to the At The Market (ATM) and to the public offering we consummated in September 2013.

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

The Audit Committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the Audit Committee before the services were rendered.

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

10.3*	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated July 31, 2012.

10.4*	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2012.

10.5
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

10.7^
Exclusive License Agreement dated June 19, 2011, between Pluristem Ltd. and United Therapeutics Corporation (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed on September 12, 2011).

10.8*	Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA Bio&Diostech.

10.9	Summary of Directors’ Ongoing Compensation. (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed September 12, 2011). +

10.10	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on December 29, 2003) (Registration no. 333-111591). +

10.11	The Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 23, 2009). +

10.12	Form of Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 23, 2009). +

10.13	Form of Restricted Stock Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed on September 23, 2009). +

10.14
Form of Restricted Stock Agreement (Israeli directors and officers) under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 23, 2009). +

10.15
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

101 **
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

^ Confidential treatment granted as to certain portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer

Dated:  September 10, 2013

By: /s/ Yaky Yanay
Yaky Yanay, Executive Vice President and Chief Financial Officer

Dated: September 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
Dated:  September 10, 2013

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 10, 2013

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 10, 2013

By: ____________
Mark Germain, Director
Dated: September 10, 2013

By: /s/ Moria Kwiat
Moria Kwiat, Director
Dated: September 10, 2013

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 10, 2013

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 10, 2013

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 10, 2013

By: /s/Yaky Yanay
Yaky Yanay, Executive Vice President  and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 10, 2013