Form 10-Q
period 2013-12-31
PLURISTEM THERAPEUTICS INC
filed 2014-02-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 64,658,887 shares of common stock issued and outstanding as of January 24, 2014.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013

(Unaudited)

                           PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5
Interim Condensed Statements of Changes in Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 18

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands

		December 31, 2013	June 30, 2013
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,626	$9,007
Short term bank deposits		23,345	31,449
Restricted cash and restricted short-term deposits		456	316
Marketable securities	3	28,776	13,441
Other current assets		1,198	872
Total current assets		58,401	55,085

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		317	421
Severance pay fund		1,135	905
Property and equipment, net		11,449	11,866
Other long-term assets		26	39
Total long-term assets		12,927	13,231

Total assets		$71,328	$68,316

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2013	June 30, 2013
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,711	$2,837
Accrued expenses		902	1,040
Deferred revenues		379	379
Advance payment from United Therapeutics		297	393
Other accounts payable		1,290	1,272
Total current liabilities		5,579	5,921

LONG-TERM LIABILITIES

Deferred revenues		3,036	3,226
Accrued severance pay		1,246	1,023
Other long-term liabilities		633	680
Total long-term liabilities		4,915	4,929

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 64,392,523 shares as of December 31, 2013, 59,196,617 shares as of June 30, 2013		-(*)	-(*)
Additional paid-in capital		158,038	144,109
Accumulated deficit		(98,362)	(86,902)
Other comprehensive income		1,158	259
Total stockholders' equity		60,834	57,466

Total liabilities and stockholders' equity		$71,328	$68,316

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$190	$390	$95	$195
Cost of revenues	(6)	(12)	(3)	(6)
Gross profit	184	378	92	189
Research and development expenses	(11,604)	(7,894)	(6,107)	(4,146)
Less participation by the Office of the Chief Scientist and other parties	3,374	1,543	1,000	493
Research and development expenses, net	(8,230)	(6,351)	(5,107)	(3,653)
General and administrative expenses	(3,804)	(3,101)	(1,975)	(1,420)

Operating loss	(11,850)	(9,074)	(6,990)	(4,884)

Financial income, net	390	589	285	394

Net loss for the period	$(11,460)	$(8,485)	$(6,705)	$(4,490)

Loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.16)	$(0.11)	$(0.08)

Weighted average number of shares used in computing basic and diluted net loss per share	60,379,352	52,659,430	61,510,550	57,512,930

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Net loss	$(11,460)	$(8,485)	$(6,705)	$(4,490)
Other comprehensive income (loss), net:
Unrealized gains on derivative instruments	36	-	36	-
Changes in unrealized gain on available-for-sale marketable securities	1,028	494	491	265
Reclassification adjustment of available-for-sale marketable securities gains realized in net loss	(165)	-	(23)	-
Other comprehensive income	899	494	504	265
Total comprehensive loss	$(10,561)	$(7,991)	$(6,201)	$(4,225)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000		(*	)	34,106	-	-	34,106
Exercise of options by employees and consultants	101,832		(*	)	146	-	-	146
Exercise of warrants by investors and finders	1,473,670		(*	)	1,679	-	-	1,679
Stock based compensation to employees, directors and non-employee consultants	1,108,403		(*	)	1,962	-	-	1,962
Stock based compensation to contractor	-		-		1,400	-	-	1,400
Other comprehensive income, net	-		-		-	494	-	494
Net loss for the period	-		-		-	-	(8,485)	(8,485)

Balance as of December 31, 2012	58,331,956	$	(*	)	$142,912	$364	$(74,232)	$69,044

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income	Deficit	Equity
Balance as of July 1, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
Exercise of options and warrants by employees and consultants	7,405		(*	)	-	-	-	-
Exercise of warrants by investors and finders	1,942,474		(*	)	1,179	-	-	1,179
Stock based compensation to employees, directors and non-employee consultants	746,027		(*	)	2,336	-	-	2,336
Issuance of common stock under CHA agreement (Note 1c)	2,500,000		(*	)	10,414			10,414
Other comprehensive income, net	-		-		-	899	-	899
Net loss	-		-		-	-	(11,460)	(11,460)

Balance as of December 31, 2013	64,392,523	$	(*	)	$158,038	$1,158	$(98,362)	$60,834
(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,460)	$(8,485)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	937	276
Loss on sale of property equipment	4	-
Impairment of property and equipment	31	-
Stock-based compensation to employees, directors and non-employee consultants	2,336	1,684
Stock compensation to investor relations consultants	-	278
Increase in other accounts receivable	(401)	(808)
Increase (decrease) in prepaid expenses	116	(577)
Decrease in trade payables	488	2,179
Increase in other accounts payable and accrued expenses	(167)	(48)
Decrease in deferred revenues	(190)	(389)
Decrease in advance payment from United Therapeutics	(96)	(977)
Linkage differences and Increase (decrease) interest on short and long-term deposit and restricted lease deposit	1	(102)
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	465	53
Loss (gain) from sale of investments of available-for-sale marketable securities	(164)	23
Accrued severance pay, net	(7)	3
Net cash used in operating activities	$(8,107)	$(6,890)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,169)	$(3,338)
Repayment of (Investment in) short-term deposits	7,961	(10,646)
Repayment of long-term deposits	(3)	521
Repayment of long-term restricted deposit	116	9
Proceeds from sale of available-for-sale marketable securities	2,963	459
Proceeds from redemption of available-for-sale marketable securities	583	304
Investment in available-for-sale marketable securities	(7,904)	(2,204)
Net cash provided by (used in) investing activities	$2,547	$(14,895)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$-	$34,106
Exercise of options and warrants	1,179	1,838
Net cash provided by financing activities	$1,179	$35,944

Increase (decrease) in cash and cash equivalents	(4,381)	14,159
Cash and cash equivalents at the beginning of the period	9,007	9,389
Cash and cash equivalents at the end of the period	$4,626	$23,548

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$35	$3

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$258	$588
Issuance of common stock under CHA agreement (Note 1c)	$10,414	$-

Stock based compensation to contractor	$-	$1,400

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as "Pluristem" or the “Company”.

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $98,362 through December 31, 2013. The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) and CHA Bio&Diostech (“CHA”) agreements, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

c.	License Agreements:

On June 19, 2011, the Subsidiary entered into an exclusive license agreement ("the License Agreement") with United Therapeutics for the use of its PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension ("PAH").  The License Agreement provides that United Therapeutics will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The License Agreement provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and a $2,000 advance payment on the development; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company expenses if the Company establishes a manufacturing facility in North America upon meeting certain status; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost. On August 2, 2011, the License Agreement became effective following the consent of the Office of the Chief Scientist of Israel (“OCS”) within the Israeli Ministry of Economy. Revenues for the three and six month periods ended December 31, 2013 and 2012, are derived from the license agreement.

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

The first clinical study to be performed as part of the CHA Agreement will be a Phase II trial in Intermittent Claudication. This study was approved in November 2013 by South Korea’s Ministry of Food and Drug Safety.

Upon the first regulatory approval for a PLX product in South Korea, Pluristem and CHA will establish a joint venture to be co-owned by the parties. The purpose of the joint venture will be to commercialize PLX cell products in South Korea. Additionally, Pluristem will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

In December 2013, as part of the CHA Agreement, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 2,500,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414.

Each party has agreed to hold the other party's shares for at least one year before selling any of such shares. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the voting power of the shares issued.

Investment in CHA shares are presented as “Marketable securities” and classified as available for sale (Note 3).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

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

Operating results for the three and six months periods ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

d.	Fair value of financial instruments

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

e.	Derivative financial instruments

The Company uses forward contracts and options strategies ("derivative instruments") primarily to manage exposure to foreign currency. The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and Hedging”. ASC 815 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. If the derivative instruments meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is recognized in the statement of operations.

Cash Flow Hedges. The Company entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into "financial income, net" if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of December 31, 2013, the Company had forward contracts in place to hedge future payroll and related expenses in Israeli Shekels of approximately $2,000, and the net unrealized gain on the effective portion of these cash flow hedges was $36. The forward contracts on the Company’s future Israeli Shekels payroll and related expenses will settle by May 2014. On June 30, 2013, the Company did not have contracts designated and qualifies as cash flow hedge.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in Israeli Shekels. The net gains (losses) recognized in “financial income, net” during the three and six month periods ended December 31, 2013 and 2012, were ($50), ($57), $189 and $342, respectively.

NOTE 3:- MARKETABLE SECURITIES

As of December 31, 2013, all of the Company’s marketable securities were classified as available-for-sale.

	December 31, 2013 (Unaudited)				June 30, 2013
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$16,882	$744	$(47)	$17,579	$4,023	$234	$(180)	$4,077
Government debentures – fixed interest rate	103	-	-	103	329	21	-	350
Corporate debentures – fixed interest rate	274	30	-	304	508	30	(9)	529
	$17,259	$774	$(47)	$17,986	$4,860	$285	$(189)	$4,956
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,883	91	(3)	2,971	1,602	49	(12)	1,639
Corporate debentures – fixed interest rate	5,739	277	(54)	5,962	4,976	162	(77)	5,061
	$8,622	$368	$(57)	$8,933	$6,578	$211	$(89)	$6,700
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	$625	$39	$(5)	$659	$955	$45	$(14)	$986
Corporate debentures – fixed interest rate	1,148	56	(6)	1,198	789	29	(19)	799
	$1,773	$95	$(11)	$1,857	$1,744	$74	$(33)	$1,785
	$27,654	$1,237	$(115)	$28,776	$13,182	$570	$(311)	$13,441

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and June 30, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2013 (Unaudited)	$3,450	$(108)	$34	$(7)
As of June 30, 2013	$5,122	$(302)	$32	$(9)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES (CONT.)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and six month periods ended December 31, 2013.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2013 (Unaudited)		June 30, 2013
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$18,010	$10,776	$6,311	$7,130
Foreign currency derivative instruments	-	76	-	93
Total financial assets	$18,010	$10,852	$6,311	$7,223

	December 31, 2013 (Unaudited)		June 30, 2013
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as hedging instruments	Other current assets	$40	-	$-
Derivatives not designated as hedging instruments	Other current assets	36	Other current assets	93
Total		$76		$93

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the six months ended December 31, 2013 include the following:

Increase in the amount of $33 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

The Company, through its Israeli subsidiary, participated in programs sponsored by the Israeli Government for the support of research and development activities. Through December 31, 2013, the Company had obtained grants from the Office of the Chief Scientist ("OCS") aggregating to approximately $13,891 for certain of its research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-4% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollars and for grants received after January 1, 1999, also bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent on actual revenues and in the absence of such revenues no payment is required.

Through December 31, 2013, the Company has paid or accrued royalties to the OCS in the amount of $47. As of December 31, 2013, the aggregate contingent liability to the OCS amounted to $13,844.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY

From July 2013 through December 2013, a total of 1,685,154 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,023,474 shares of common stock to investors of the Company.  In addition, 919,000 warrants were exercised for cash and resulted in the issuance of 919,000 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,179. In August 2013, a total of 15,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 5,905 shares of common stock to a consultant of the Company. Additionally, in October 2013, 1,500 options were exercised by a consultant, resulting in an issuance of 1,500 shares of common stock.

a.	Options, warrants and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company has approved two incentive option plans from 2003 and from 2005 (the “2003 Plan" and the “2005 Plan”, and collectively, the “Plans”).

The Company accounted for its options to employees and directors in accordance with ASC 718, “Compensation — Stock Compensation”. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Six months ended December 31, 2013 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,958,156	$4.01
Options forfeited	(81,057)	$11.59
Options outstanding at end of the period	1,877,099	$3.70	3.63	$1,273
Options exercisable at the end of the period	1,877,099	$3.70	3.63	$1,273
Options vested	1,877,099	$3.70	3.63	$1,273

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

a.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Six months ended December 31, 2013 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	315,500	$4.40
Options and warrants exercised	(16,500)	$1.74
Options and warrants outstanding at end of the period	299,000	$4.59	3.70	$484

Options and warrants exercisable at the end of the period	299,000	$4.59	3.70	$484

Options and warrants vested and expected to vest	299,000	$4.59	3.70	$494

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Research and development expenses	$2	$-	$-	$-
General and administrative expenses	-	21	-	3
	$2	$21	$-	$3

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

a.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

During the six month period ended December 31, 2013, the Company granted restricted stock units to several of the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units granted to employees and directors for the six months ended December 31, 2013 (Unaudited):

Number
Unvested at the beginning of period	1,660,525
Granted	695,000
Forfeited	(32,573)
Vested	(746,027)
Unvested at the end of the period	1,576,925
Expected to vest after December 31, 2013	1,569,216

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Research and development expenses	$214	$481	$88	$164
General and administrative expenses	2,103	1,028	1,055	420
	$2,317	$1,509	$1,143	$584

Future expenses related to restricted stock units granted to employees and directors for an average time of approximately 2 years is $3,716.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

a.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock units to consultants:

During the six month period ended December 31, 2013, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units granted to consultants for the six months ended December 31, 2013:

Number
Unvested at the beginning of period	-
Granted	29,160
Forfeited	-
Vested	-
Unvested at the end of the period	29,160
Expected to vest after December 31, 2013	29,160

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Research and development expenses	$17	$154	$16	$34
General and administrative expenses	-	278	-	5
	$17	$432	$16	$39

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

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	achieving regulatory approvals;

•	consummation of comparability study for our new manufacturing facility.;

•	developing capabilities for new clinical indications of placenta expanded cells (PLX);

•	the potential market demand for our products;

•	the implications of the clinical hold notification provided by the U.S. Food and Drug Administration (FDA) in June 2013 (Clinical Hold), which has been lifted since then;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

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

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2012.

Revenues

Revenues for the six months ended December 31, 2013 were $190,000 as compared to revenues of $390,000 for the six months ended December 31, 2012.  All such revenues are derived from the United Agreement.

Revenues for the three months ended December 31, 2013 were $95,000 as compared to revenues $195,000 for three months ended December 31, 2011.  All such revenues are derived from the United Agreement.

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

Research and Development net

Research and development net costs (costs less participation and grants by the Office of the Chief Scientist of Israel (OCS) and other parties) for the six months ended December 31, 2013 increased by 30% from $6,351,000 for the six months ended December 31, 2012 to $8,230,000. This increase is attributed to the material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 47 employees as compared to the average number of employees in the six months ended December 2012 and an increase in our depreciation expenses, offset by an increase in OCS participation. This increase in OCS participation is attributable to the fact that due to a delay in the approval of the OCS grant for 2013, we recognized $3,273,000 through the six months ended December 31, 2013 compared to $1,525,000 through the six months ended December 31, 2012.

Research and development net costs (costs less participation and grants by the OCS and other parties), for the three months ended December 31, 2013 increased by 40% from $3,653,000 for the three months ended December 31, 2012 to $5,107,000.  This increase is attributed to a material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 42 employees as compared to the average number of employees in the three months ended December 2012 and an increase in our depreciation expenses.

General and Administrative

General and administrative expenses for the six months ended December 31, 2013 increased by 23% from $3,101,000 for the six months ended December 31, 2012 to $3,804,000 mainly due to an increase in stock-based compensation expenses related to our employees, directors and officers, and an increase in salaries due to, among other things, hiring 4 new employees since December 2012, offset by a decrease in stock-based compensation expenses to investor relations consultants and a decrease in registration and advisory fees.

General and administrative expenses for the three months ended December 31, 2013 increased by 39% from $1,420,000 for the three months ended December 31, 2012 to $1,975,000 mainly due to an increase in stock-based compensation expenses related to our employees, directors and officers, and an increase in salaries due to, among other things, hiring 4 new employees since December 2012, offset by a decrease in registration fees.

Financial Income, net

Financial income decreased by 34% from $589,000 for the six months ended December 31, 2012 to $390,000 for the six months ended December 31, 2013 mainly due to changes in the fair value of our derivatives, offset by an increase in income from exchange rate adjustments. In November 2013, we entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. Changes in the fair value of the forward contracts which were designated to hedge payroll payments in the amount of $36,000 were recognized as other comprehensive income.

Financial income decreased by 28% from $394,000 for the three months ended December 31, 2012 to $285,000 for the three months ended December 31, 2013 mainly due to changes in the fair value of our derivatives.  Such changes in fair value of such derivatives resulted in a net loss of $50,000 for the three months ended December 31, 2013 compared with a net gain of $189,000 for the three months ended December 31, 2012.

Net Loss

Net loss for the six and three months ended December 31, 2013 was $11,460,000 and $6,705,000, respectively, as compared to net loss of $8,485,000 and $4,490,000 for the six and three months ended December 31, 2012, respectively. Net loss per share for the six and three months ended December 31, 2013 was $0.19 and $0.11, respectively, as compared to $0.16 and $0.08 for the six and three months ended December 31, 2012.

For the six months ended December 31, 2013 and December 31, 2012, we had weighted average shares of common stock outstanding of 60,379,352 and 52,659,430 , respectively, which were used in the computations of net loss per share for the six months. The increase in weighted average common shares outstanding reflects mainly shares issued to CHA in December 2013, as well as shares issued as a result of exercise of warrants and options and issuance of restricted stock units to employees and consultants.

Liquidity and Capital Resources

As of December 31, 2013, our total current assets were $58,401,000 and total current liabilities were $5,579,000. On December 31, 2013, we had a working capital surplus of $52,822,000, stockholders' equity of $60,834,000 and an accumulated deficit of $98,362,000. We finance our operations and plan to continue doing so from our existing cash, licensing agreements, funds from grants from the OCS and issuances of our securities.

Cash and cash equivalents as of December 31, 2013 amounted to $4,626,000, compared to $23,548,000 as of December 31, 2012.  Cash balances changed in the six months ended December 31, 2013 and December 31, 2012 for the reasons presented below.

Operating activities used cash of $8,107,000 in the six months ended December 31, 2013, compared to $6,890,000 for the six months ended December 31, 2012. Cash used in operating activities in the six months ended December 31, 2013 and 2012, primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, subcontractors and professional services providers including costs of clinical studies, offset by an OCS grant.

Investing activities provided cash of $2,547,000 in the six months ended December 31, 2013, compared to cash used of $14,895,000 for the six months ended December 31, 2012. The investing activities in the six months ended December 31, 2013 consisted primarily of withdrawal of $7,961,000 of short term deposits and proceeds of $3,546,000 from the sale and redemption of marketable securities, offset by investing $7,904,000 in marketable securities and the purchase of property and equipment in the amount of $1,169,000. The investing activities in the six months ended December 31, 2012 consisted primarily of investing $10,646,000 in short term deposits and $2,204,000 in marketable securities and purchasing equipment and paying for the construction of our new facilities in the amount of $3,338,000.

Financing activities generated cash of $1,179,000 during the six months ended December 31, 2013, compared to $35,944,000 for the six months ended December 31, 2012. The cash generated in the six months ended December 31, 2013 from financing activities is from exercises of warrants by shareholders. The cash generated in the six months ended September 30, 2012 from financing activities is primarily attributable to proceeds of $34,106,000 from a public offering of our common stock.

During the six months period ended December 31, 2013, a total of 1,685,154 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,023,474 shares of common stock to investors of the Company.  In addition, 919,000 warrants were exercised for cash and resulted in the issuance of 919,000 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,179. In August 2013, a total of 15,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 5,905 shares of common stock to a consultant of the Company. Additionally, in October 2013, 1,500 options were exercised by a consultant, resulting in an issuance of 1,500 shares of common stock.

During the six months ended December 31, 2013, we received approximately $3,027,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the six months ended December 31, 2013 we paid $8,625 in royalties to the OCS.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 3. – “Quantitative and Qualitative Disclosures About Market Risk” below as well as  Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K filed on September 11, 2013.

As provided for in the CHA Agreement, we issued to CHA 2,500,000 shares of our common stock in consideration for the issuance to us 1,011,504 common shares of CHA, which reflected total consideration of approximately $10,414,000 to each of us and CHA. Each of us and CHA agreed to not to sell the other party's shares for at least one year. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the shares issued.

Our investment in CHA shares is presented as “Marketable securities” on our balance sheet and classified as available for sale.

In December 2012, we entered into an At Market Issuance Sales Agreement (Sales Agreement) (ATM) with MLV & Co. LLC (MLV), which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $95 million from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the Sales Agreement. To date, we have not sold any common stock pursuant to the Sales Agreement.

Outlook

We have accumulated a deficit of $98,362,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, as well as using our ATM facility to raise funds, other sales of our common stock or sales of the marketable securities we hold.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.  The items discussed below update, the respective parts of Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K filed on September 11, 2013.

As of December 31, 2013, we had $4.6 million in cash and cash equivalents, $23.3 million in short-term bank deposits and $28.8 million in marketable securities.

As a general matter, we adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the Israeli Shekel.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks. As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.  In addition, since November 2013 we have entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. As of December 31, 2013, we had forward contracts in place to hedge future payroll and related expenses in Israeli Shekels of approximately $2,000,000, and the net unrealized gain on the effective portion of these cash flow hedges was $36,000. The forward contracts on our future Israeli Shekels payroll and related expenses will settle by May 2014.

As discussed above, we own 1,011,504 common shares of CHA, which are presented in our financial statements as marketable securities. We are exposed to changes in the value of CHA shares.  We have not taken any steps to hedge our exposure to a decline in the price of CHA shares.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2013, we granted an aggregate of 44,160 restricted stock units to a consultant for services rendered and to a company controlled by one of our employees.

The above issuances and sales were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Statements of Changes in  Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  February  5, 2014

By: /s/ Boaz Gur-Lavie
Boaz Gur-Lavie, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:  February  5, 2014