Form 10-Q
period 2014-03-31
PLURISTEM THERAPEUTICS INC
filed 2014-05-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 67,910,810 shares of common stock issued and outstanding as of April 24, 2014.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5

Interim Condensed Statements of Changes in Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 19

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2014	June 30, 2013
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,638	$9,007
Short-term bank deposits		26,130	31,449
Restricted cash and restricted short-term deposits		3,716	316
Marketable securities	3	30,349	13,441
Other current assets		876	872
Total current assets		64,709	55,085

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		316	421
Severance pay fund		1,220	905
Property and equipment, net		11,125	11,866
Other long-term assets		18	39
Total long-term assets		12,679	13,231

Total assets		$77,388	$68,316

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2014		June 30, 2013
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,696		$2,837
Accrued expenses		1,155		1,040
Deferred revenues		379		379
Advance payment from United Therapeutics		261		393
Other accounts payable		1,951		1,272
Total current liabilities		6,442		5,921

LONG-TERM LIABILITIES

Deferred revenues		2,941		3,226
Accrued severance pay		1,436		1,023
Other long-term liabilities		611		680
Total long-term liabilities		4,988		4,929

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 100,000,000 shares Issued and outstanding: 67,849,535 shares as of March 31, 2014, 59,196,617 shares as of June 30, 2013		- (*	)	- (*	)
Additional paid-in capital		170,721		144,109
Accumulated deficit		(107,638)		(86,902)
Other comprehensive income		2,875		259
Total stockholders' equity		65,958		57,466

Total liabilities and stockholders' equity		$77,388		$68,316

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$285	$584	$95	$194
Cost of revenues	(9)	(18)	(3)	(6)
Gross profit	276	566	92	188
Research and development expenses	(18,489)	(12,859)	(6,885)	(4,965)

Less participation by the Office of the Chief Scientist and other parties	3,411	1,546	37	3
Research and development expenses, net	(15,078)	(11,313)	(6,848)	(4,962)
General and administrative expenses	(6,335)	(4,260)	(2,531)	(1,159)

Operating loss	(21,137)	(15,007)	(9,287)	(5,933)

Financial income, net	401	842	11	253

Net loss for the period	$(20,736)	$(14,165)	$(9,276)	$(5,680)

Loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.26)	$(0.14)	$(0.10)

Weighted average number of shares used in computing basic and diluted net loss per share	62,098,498	54,507,538	65,607,976	58,358,476

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Net loss	$(20,736)	$(14,165)	$(9,276)	$(5,680)
Other comprehensive income (loss), net:
Unrealized loss on derivative instruments	(6)	-	(42)	-
Changes in unrealized gain on available-for-sale marketable securities, net	2,514	684	1,486	213
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	108	21	272	(2)
Other comprehensive income	2,616	705	1,716	211
Total comprehensive loss	$(18,120)	$(13,460)	$(7,560)	$(5,469)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000		(*	)	34,106	-	-	34,106
Exercise of options by employees and consultants	137,569		(*	)	169	-	-	169
Exercise of warrants by investors and finders	1,473,670		(*	)	1,679	-	-	1,679
Stock based compensation to employees, directors and non-employee consultants	1,415,230		(*	)	2,383	-	-	2,383
Stock based compensation to contractor	-		-		1,400	-	-	1,400
Other comprehensive income, net	-		-		-	705	-	705
Net loss for the period	-		-		-	-	(14,165)	(14,165)

Balance as of March 31, 2013	58,674,520	$	(*	)	$143,356	$575	$(79,912)	$64,019

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)
	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income	Deficit	Equity
Balance as of July 1, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
Issuance of common stock under ATM Agreement, net of issuance costs of $184 (Note 6b)	2,443,786		(*	)	10,149	-	-	10,149
Exercise of options and warrants by employees and consultants	22,405		(*	)	12	-	-	12
Exercise of warrants by investors and finders	2,710,128		(*	)	1,859	-	-	1,859
Stock based compensation to employees, directors and non-employee consultants	976,599		(*	)	4,178	-	-	4,178
Issuance of common stock under CHA Agreement (Note 1c)	2,500,000		(*	)	10,414	-	-	10,414
Other comprehensive income, net	-		-		-	2,616	-	2,616
Net loss	-		-		-	-	(20,736)	(20,736)

Balance as of March 31, 2014	67,849,535	$	(*	)	$170,721	$2,875	$(107,638)	$65,958

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,736)	$(14,165)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,416	592
Loss on sale of property and equipment	35	-
Stock-based compensation to employees, directors and non-employee consultants	4,019	2,105
Stock compensation to investor relations consultants	159	278
Decrease (increase) in other accounts receivable	57	(515)
Increase in prepaid expenses	(55)	(448)
Increase in trade payables	585	209
Increase in other accounts payable and accrued expenses	726	1,612
Decrease in deferred revenues	(285)	(584)
Decrease in advance payment from United Therapeutics	(132)	(1,009)
Linkage differences and Increase (decrease) interest on short and long-term deposits and restricted lease deposits	(27)	(158)
Accretion of discount, amortization of premium and changes in accrued interest from marketable securities	267	169
Loss from sale of available-for-sale marketable securities	108	21
Accrued severance pay, net	98	19
Net cash used in operating activities	$(13,765)	$(11,874)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,436)	$(3,247)
Repayment of (Investment in) short-term deposits	1,945	(1,408)
Repayment of (Investment in) long-term deposits	(3)	489
Repayment of long-term restricted deposit	117	12
Proceeds from sale of available-for-sale marketable securities	3,875	679
Proceeds from redemption of available-for-sale marketable securities	687	351
Investment in available-for-sale marketable securities	(8,809)	(2,537)
Net cash used in investing activities	$(3,624)	$(5,661)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$10,149	$34,106
Exercise of options and warrants	1,871	1,861
Net cash provided by financing activities	$12,020	$35,967

Increase (decrease) in cash and cash equivalents	(5,369)	18,432
Cash and cash equivalents at the beginning of the period	9,007	9,389
Cash and cash equivalents at the end of the period	$3,638	$27,821

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$43	$15

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$146	$1,738
Issuance of common stock under CHA Agreement (Note 1c)	$10,414	$-

Stock based compensation to contractor	$-	$1,400

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as “Pluristem” or the “Company”.

b.
The Company is a bio-therapeutics company developing standardized cell therapy products from human placenta for the treatment of multiple disorders. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated losses aggregated to $107,638 through March 31, 2014. The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics”) and CHA Bio&Diostech (“CHA”) agreements, and from grants to support its R&D activity. In the longer term, the Company plans to finance its operations from revenues generated by sales of products.

c.	License Agreements:

On June 19, 2011, the Company entered into an exclusive license agreement (the “United Agreement”) with United for the use of the Company's PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension (“PAH”).  The United Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The United Agreement further provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and a $2,000 advance payment on the development; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company's expenses if the Company establishes a GMP manufacturing facility in North America; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties at a mid-single digit percent and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.

The United Agreement became effective on August 2, 2011, and will continue until the later of a few events, including termination of all patents relating to the collaboration, upon certain government action or if the parties do not develop any product under the United Agreement.  United may unilaterally terminate the United Agreement at any time and without cause.  In such event, United shall pay the Company certain costs and expenses of winding down any non-cancellable commitments made by the Company prior to the date of termination and cease all development activities in connection with the United Agreement.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL (CONT.)

Each party has agreed to hold the other party’s shares for at least one year before selling any of such shares. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the voting power of the shares issued.

The investment in CHA shares are presented as “Marketable securities” and classified as available-for-sale (Note 3).

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

Operating results for the three and nine months periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace, other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets with insufficient volume or infrequent transactions, or other inputs that are observable (model-derived valuations in which significant inputs are observable), or can be derived principally from or corroborated by observable market data; and

Level 3 - Unobservable inputs, which are supported by little or no market activity.

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

The Company uses forward contracts and options strategies (“derivative instruments”) primarily to manage exposure to foreign currency. The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and Hedging”. ASC 815 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. If the derivative instruments meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in the statement of operations. The ineffective portion of a derivative’s change in fair value is recognized in the statement of operations.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Cash Flow Hedges. The Company entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “financial income, net” if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of March 31, 2014, the Company had forward contracts in place to hedge future payroll and related expenses in Israeli Shekels of approximately $3,120, and the net unrealized loss on the effective portion of these cash flow hedges was $6. The forward contracts on the Company’s future Israeli Shekels payroll and related expenses will settle by September 2014. On June 30, 2013, the Company did not have contracts designated and qualifies as cash flow hedge.

Fair Value Hedges. The Company entered into forward contracts designated as fair value hedges to hedge foreign currency risks for its investment denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in "financial income, net", along with the offsetting losses and gains of the related hedged items. The Company excludes changes in the time value for forward contracts from the assessment of hedge effectiveness.

In connection with the investment in CHA shares (see Note 1c), an available-for-sale marketable security denominated in Korean Won, the Company entered into a forward contract to hedge against the foreign currency risk between the Korean Won and the U.S. dollar. The notional principal of this contract is $11,000 as of March 31, 2014.

The changes in fair value of the available-for-sale CHA shares attributable to the foreign currency risk being hedged are reflected in the statement of operations in "financial income, net" (not in other comprehensive income). Other changes in fair value of the available-for-sale CHA shares continue to follow ASC 320-“Investments—Debt and Equity Securities”, accounting and are reflected in other comprehensive income.

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in Israeli Shekels. The net gains (losses) recognized in “financial income, net” during the three and nine month periods ended March 31, 2014 and 2013, were ($29), ($86), ($25) and $317, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of March 31, 2014, all of the Company’s marketable securities were classified as available-for-sale.

	March 31, 2014 (Unaudited)				June 30, 2013
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$16,944	$2,368	$(22)	$19,290	$4,023	$234	$(180)	$4,077
Government debentures – fixed interest rate	239	13	-	252	329	21	-	350
Corporate debentures – fixed interest rate	342	54	-	396	508	30	(9)	529
	$17,525	$2,435	$(22)	$19,938	$4,860	$285	$(189)	$4,956
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	3,281	138	-	3,419	1,602	49	(12)	1,639
Corporate debentures – fixed interest rate	5,410	278	(18)	5,670	4,976	162	(77)	5,061
	$8,691	$416	$(18)	$9,089	$6,578	$211	$(89)	$6,700
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	$102	$15	$-	$117	$955	$45	$(14)	$986
Corporate debentures – fixed interest rate	1,150	57	(2)	1,205	789	29	(19)	799
	$1,252	$72	$(2)	$1,322	$1,744	$74	$(33)	$1,785
	$27,468	$2,923	$(42)	$30,349	$13,182	$570	$(311)	$13,441

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2014 and June 30, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2014 (Unaudited)	$1,619	$(36)	$130	$(6)
As of June 30, 2013	$5,122	$(302)	$32	$(9)

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

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and nine-month periods ended March 31, 2014.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2014 (Unaudited)		June 30, 2013
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$19,733	$10,616	$6,311	$7,130
Foreign currency derivative instruments	-	(287)	-	93
Total financial assets	$19,733	$10,329	$6,311	$7,223

	March 31, 2014 (Unaudited)		June 30, 2013
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as a cash flow hedge instruments	Other current assets	$1	-	$-
Derivatives not designated as hedge instruments	Other current assets	7	Other current assets	93
Derivatives designated as a fair value hedge instruments	Other current liabilities	(295)	-	-
Total		$(287)		$93

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the nine months ended March 31, 2014, include the following:

Increase in the amount of $3,292 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

The Company, through its Israeli subsidiary, participated in programs sponsored by the Israeli Government for the support of research and development activities. Through March 31, 2014, the Company had obtained grants from the Office of the Chief Scientist ("OCS") aggregating to approximately $14,156 of its research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 3%-4% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollars and for grants received after January 1, 1999, also bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent on actual revenues and in the absence of such revenues, no payment is required.

Through March 31, 2014, the Company has paid or accrued royalties to the OCS in the amount of $50. As of March 31, 2014, the aggregate contingent liability to the OCS amounted to $14,106.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY

a.
From July 2013 through March 2014, a total of 2,244,574 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,350,907 shares of common stock to investors of the Company.  In addition, 1,359,204 warrants were exercised for cash and resulted in the issuance of 1,359,204 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,859. In August 2013, a total of 15,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 5,905 shares of common stock to a consultant of the Company. Additionally, 16,500 options were exercised by employees and consultants, resulting in an issuance of 16,500 shares of common stock.

b.
Following a shelf registration on Form S-3 filed and declared effective in October 2011, the Company entered in December 2012 into an At Market Issuance Sales Agreement (“ATM Agreement”) with an underwriter, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, the Company may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $95,000 through the underwriter as a sales agent. The Company is not obligated to make any sales of common stock under the ATM Agreement.

During the three and nine months period ended March 31, 2014, the Company issued 2,433,786 shares of common stock and raised approximately $ 10,149, net of issuance expenses of $184, under the ATM Agreement.

c.	Options, warrants and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company has approved two incentive option plans from 2003 and from 2005 (collectively, the “Plans”).

The Company accounted for its options to employees and directors in accordance with ASC 718, “Compensation — Stock Compensation”. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Nine months ended March 31, 2014 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,958,156	$4.01
Options exercised	(15,000)	$0.83
Options forfeited	(81,057)	$11.59
Options outstanding at end of the period	1,862,099	$3.73	3.37	$1,461
Options exercisable at the end of the period	1,862,099	$3.73	3.37	$1,461
Options vested	1,862,099	$3.73	3.37	$1,461

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Nine months ended March 31, 2014 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	315,500	$4.40
Options granted	3,000	$0.00
Options and warrants exercised	(16,500)	$1.74
Options and warrants outstanding at end of the period	302,000	$4.54	3.52	$535

Options and warrants exercisable at the end of the period	300,000	$4.54	3.45	$528

Options and warrants vested and expected to vest	302,000	$4.54	3.52	$535

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Research and development expenses	$7	$-	$7	$-
General and administrative expenses	-	24	-	3
	$7	$24	$7	$3

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

During the nine month period ended March 31, 2014, the Company granted restricted stock units to several of the Company's employees and directors.

The following table summarizes the activities for unvested restricted stock units granted to employees and directors for the nine months ended March 31, 2014 (Unaudited):

Number
Unvested at the beginning of period	1,660,525
Granted	1,224,908
Forfeited	(34,979)
Vested	(936,299)
Unvested at the end of the period	1,914,155
Expected to vest after March 31, 2014	1,872,940

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Research and development expenses	$656	$573	$442	$92
General and administrative expenses	3,299	1,299	1,196	270
	$3,955	$1,872	$1,638	$362

Future expenses related to restricted stock units granted to employees and directors for an average time of approximately 2 years is $3,968.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock units to consultants:

During the nine month period ended March 31, 2014, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activities for unvested restricted stock units granted to consultants for the nine months ended March 31, 2014:

Number
Unvested at the beginning of period	-
Granted	71,460
Forfeited	-
Vested	(40,300)
Unvested at the end of the period	31,160
Expected to vest after March 31, 2014	31,160

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Research and development expenses	$59	$209	$42	$55
General and administrative expenses	157	278	157	-
	$216	$487	$199	$55

NOTE 7:-SUBSEQUENT EVENTS

In May 2014, the Subsidiary, received a letter of approval from the OCS. The grant resulting in this approval will be approximately NIS 14,601 (approximately $4,187) and once received, it will be used to cover research and development expenses for the period January 1, 2014 to December 31, 2014.  This grant is subject to the same repayment restrictions of royalties as the prior OCS grants (see note 5) and a part of it is subject to either an assessment or medical opinion regarding conducting a clinical trial involving pregnant women.

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

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	achieving regulatory approvals;

•	Receipt of future funding from the Office of the Chief Scientist of Israel (OCS);

•	developing capabilities for new clinical indications of placenta expanded cells (PLX);

•	the potential market demand for our products;

•	the implications of the clinical hold notification provided by the U.S. Food and Drug Administration (FDA) in June 2013 (Clinical Hold), which has been lifted since then;

•	our expectations regarding our short- and long-term capital requirements, including possible utilization of our ATM Agreement described below;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2013.

Revenues

Revenues for the nine months ended March 31, 2014 were $285,000 as compared to revenues of $584,000 for the nine months ended March 31, 2013.  All such revenues are derived from the United Agreement.

Revenues for the three months ended March 31, 2014 were $95,000 as compared to revenues $194,000 for three months ended March 31, 2013.  All such revenues are derived from the United Agreement.

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

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties) for the nine months ended March 31, 2014 increased by 33% from $11,313,000 for the nine months ended March 31, 2013 to $15,078,000. This increase is attributed to the material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 43 employees as compared to the average number of employees in the nine months ended March 2013 and an increase in our depreciation expenses, offset by an increase in OCS participation. This increase in OCS participation is attributable to the fact that due to a delay in the approval of the OCS grant for 2013, we recognized $3,273,000 through the nine months ended March 31, 2014 compared to $1,525,000 through the nine months ended March 31, 2013.

Research and development net costs, for the three months ended March 31, 2014 increased by 38% from $4,962,000 for the three months ended March 31, 2013 to $6,848,000.  This increase is attributed to a material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 34 employees as compared to the average number of employees in the three months ended March 2013, an increase in stock-based compensation expenses related to our employees and consultants and an increase in our depreciation expenses.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2014 increased by 49% from $4,260,000 for the nine months ended March 31, 2013 to $6,335,000 mainly due to an increase in stock-based compensation expenses related to our employees, directors and officers, an increase in salaries due to, among other things, an increase of 5 employees as compared to the average number of employees in the nine months ended March 2013, and an increase in our depreciation expenses, offset by a decrease in stock-based compensation expenses to investor relations consultants.

General and administrative expenses for the three months ended March 31, 2014 increased by 118% from $1,159,000 for the three months ended March 31, 2013 to $2,531,000 mainly due to an increase in stock-based compensation expenses related to our employees, directors and officers and consultants, and an increase in salaries due to, among other things, an increase of 4 employees as compared to the average number of employees in the three months ended March 2013.

Financial Income, net

Financial income decreased by 52% from $842,000 for the nine months ended March 31, 2013 to $401,000 for the nine months ended March 31, 2014 mainly due to changes in the fair value of our derivatives not designated as cash flow hedge, and a decrease in our interest income, offset by an increase in our income from marketable securities.

Financial income decreased by 96% from $253,000 for the three months ended March 31, 2013 to $11,000 for the three months ended March 31, 2014. This decrease is attributed mainly to a decrease in exchange rate income and interest income, and to changes in the fair value of our derivatives, offset by an increase in our income from marketable securities.

From November, 2013 to March 2014, we entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. Changes in the fair value of the forward contracts, which were designated to hedge payroll payments, in the amount of $6,000 were recognized as other comprehensive loss.

In connection with the investment in CHA shares, an available-for-sale marketable security, denominated in Korean Won (“KRW”), in February 2014, we entered into a forward contract to hedge against the foreign currency risk between the KRW and the U.S. dollar. The notional principal of this contract is $11 million as of March 31, 2014.The changes in fair value of the available-for-sale CHA shares attributable to the foreign currency risk being hedged are reflected in the statement of operations in "financial income, net" (not in other comprehensive income). Other changes in fair value of the available-for-sale CHA shares continue to follow ASC 320 -“Investments—Debt and Equity Securities”, accounting and are reflected in other comprehensive income.

The net expense that resulted from of the changes in the fair value of the hedge instrument, offset by an exchange rate income related to our investment in CHA shares, is $92,000 for the three months ended March 31, 2014.

Net Loss

Net loss for the nine and three months ended March 31, 2014 was $20,736,000 and $9,276,000, respectively, as compared to net loss of $14,165,000 and $5,680,000 for the nine and three months ended March 31, 2013, respectively. Net loss per share for the nine and three months ended March 31, 2014 was $0.33 and $0.14, respectively, as compared to $0.26 and $0.10 for the nine and three months ended March 31, 2013.

For the nine months ended March 31, 2014 and March 31, 2013, we had weighted average shares of common stock outstanding of 62,098,498 and 54,507,538, respectively, which were used in the computations of net loss per share for the nine months. The increase in weighted average common shares outstanding reflects mainly shares issued to CHA in December 2013, shares issued under an At Market Issuance Sales Agreement (ATM agreement) during February and March 2014, shares issued as a result of exercise of warrants and options and issuances of restricted stock units to employees and consultants.

Liquidity and Capital Resources

As of March 31, 2014, our total current assets were $64,709,000 and total current liabilities were $6,442,000. On March 31, 2014, we had a working capital surplus of $58,267,000, stockholders' equity of $65,958,000 and an accumulated deficit of $107,638,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, licensing fees and other payments under licensing agreements, and funds from grants from the OCS.

Cash and cash equivalents as of March 31, 2014 amounted to $3,638,000, compared to $27,821,000 as of March 31, 2013.  Cash balances changed in the nine months ended March 31, 2014 and March 31, 2013 for the reasons presented below.

Operating activities used cash of $13,765,000 in the nine months ended March 31, 2014, compared to $11,874,000 for the nine months ended March 31, 2013. Cash used in operating activities in the nine months ended March 31, 2014 and 2013, primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, professional services providers including costs of clinical studies, offset by an OCS grant.

Investing activities used cash of $3,624,000 in the nine months ended March 31, 2014, compared to $5,661,000 for the nine months ended March 31, 2013. The investing activities in the nine months ended March 31, 2014 consisted primarily of investing $8,809,000 in marketable securities and the purchase of property and equipment for $1,436,000, offset by withdrawal of $1,945,000 of short-term deposits and proceeds of $4,562,000 from the sale and redemption of marketable securities. The investing activities in the nine months ended March 31, 2013 consisted primarily of investing $1,408,000 in short term deposits and $2,537,000 in marketable securities and purchasing equipment and paying for the construction of our new facilities in the amount of $3,247,000, offset by proceeds from sale and redemption of available for sale marketable securities in amount of $1,030,000.

Financing activities generated cash of $12,020,000 during the nine months ended March 31, 2014, compared to $35,967,000 for the nine months ended March 31, 2013. The cash generated in the nine months ended March 31, 2014 from financing activities is primarily attributable to net proceeds of $10,149,000 from issuing shares of our common stock under the ATM Agreement as described below, and from exercises of warrants by shareholders. The cash generated in the nine months ended March 31, 2013 from financing activities is primarily attributable to proceeds of $34,106,000 from a public offering of our common stock that took place in September 2012.

We entered in December 2012 into the ATM Agreement with MLV & Co. LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $95 million through MLV & Co. LLC as a sales agent. We are not obligated to make any sales of common stock under the ATM Agreement.
During the three month period ended March 31, 2014, we issued 2,433,786 shares of common stock and raised approximately $ 10,149,000, net of issuance expenses of $184,000 under the ATM Agreement. . As of March 31, 2014, $84.6 million remained available for issuance under the ATM Agreement.

During the nine months period ended March 31, 2014, a total of 2,244,574 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,350,907 shares of common stock to investors of the Company.  In addition, 1,359,204 warrants were exercised for cash and resulted in the issuance of 1,359,204 shares of common stock to investors of the Company. The aggregate cash consideration received was approximately $1,859,000. In August 2013, a total of 15,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 5,905 shares of common stock to a consultant of the Company. Additionally, 16,500 options were exercised by employees and consultants, resulting in an issuance of 16,500 shares of common stock.

During the nine months ended March 31, 2014, we received approximately $3,341,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the nine months ended March 31, 2014 we paid $14,291 in royalties to the OCS. In May 2014, we received a letter of approval from the OCS. The grant resulting in this approval will be approximately NIS 14,601,000 (approximately $4,187,000) and once received, it will be used to cover our research and development expenses for the period January 1, 2014 to December 31, 2014.  This grant is subject to the same repayment restrictions of royalties as the prior OCS grants and a part of it is also subject to either an assessment or medical opinion regarding conducting a clinical trial involving pregnant women.

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

As provided for in the CHA Agreement, in December, 2014, we issued to CHA 2,500,000 shares of our common stock in consideration for the issuance to us 1,011,504 common shares of CHA, which reflected total consideration of approximately $10,414,000 to each of us and CHA. Each of us and CHA agreed not to sell the other party's shares for at least one year. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the shares issued.

Our investment in CHA shares is presented as “Marketable securities” on our balance sheet and classified as available-for-sale. As of March 31, 2014, the fair value of our investment in CHA shares amounted to approximately $12,208,000 and other comprehensive income includes unrealized gains of $1,530,000 related to the increase in the fair value of CHA shares. If we decide to sell our investment in CHA shares, we will reclassify the unrealized gains or losses in our statement of operations.

Outlook

We have accumulated a deficit of $107,638,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, as well as using the ATM Agreement to raise funds, other sales of our common stock or sales of the marketable securities we hold.

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

As of March 31, 2014, we had $3.6 million in cash and cash equivalents, $29.8 million in short-term bank deposits and restricted short-term deposits, and $30.3 million in marketable securities.

As a general matter, we adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the Israeli Shekel.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks. As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.  In addition, since November 2013 we have entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in Israeli Shekels. As of March 31, 2014, we had forward contracts in place to hedge future payroll and related expenses in Israeli Shekels in national amount of approximately $3,120,000, and the net unrealized loss on the effective portion of these cash flow hedges was $6,000. The forward contracts on our future Israeli Shekels payroll and related expenses will settle by September 2014.

As discussed above, we own 1,011,504 common shares of CHA, which are presented in our financial statements as marketable securities. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S dollar.

As discussed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in February 2014, we entered into a forward contract with a notional principal of $11 million as of March 31, 2014,  to hedge against the foreign currency risk between the KRW and the U.S. dollar.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2014, we granted an aggregate of 40,800 restricted stock units to consultants for services rendered.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  May  8, 2014

By: /s/ Boaz Gur-Lavie
Boaz Gur-Lavie, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:  May  8, 2014