Form 10-K
period 2014-06-30
PLURISTEM THERAPEUTICS INC
filed 2014-09-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  011-972-74-7108759

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.00001	Name of each exchange on which registered Nasdaq Capital Market

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

$214,202,402

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

69,278,512 as of September 2, 2014

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (Annual Report) that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's discussion and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the exclusive license agreements we entered into with United Therapeutics Corporation (United) and CHA Bio&Diostech (CHA) and clinical trials to be conducted according to such agreements;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of conclusion of trials;

•	our belief that PLX cells may be effective in supporting bone marrow transplantation and in treating bone marrow suppression from radiation and chemotherapy;

•	achieving regulatory approvals;

•	developing capabilities for new clinical indications of placenta expanded cells (PLX);

•	our expectation to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and the efficacy of our products;

•	the potential market demand for our products;

•	our expectation that in the upcoming years our research and development expenses, net, will continue to be our major operating expense;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A. "Risk Factors", and expressed from time to time in our filings with the Securities and Exchange Commission (SEC) could cause actual results and developments to be materially different from those expressed in or implied by such statements.  In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Annual Report would be interpreted differently in light of additional research, clinical and preclinical trials results. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.    Business.

Our Current Business

We are a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions, with our lead indications focusing on cardiovascular, orthopedic, pulmonary, hematological, and women’s health diseases.  Our patented PLX (PLacental eXpanded) cells function as a platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals, generated by the patient’s own body. PLX cells are grown using our proprietary 3D micro-environment technology that produces a product that requires no tissue matching prior to administration.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned subsidiary in Israel called Pluristem Ltd. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several methods of administration, such as intravenous and intramuscular injections.  We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies, such as United Therapeutics Corporation (United) and CHA Bio&Diostech (CHA). We have built a Good Manufacturing Practices (GMP) grade facility and we are planning to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Scientific Background

Cell therapy is an emerging and promising field within the regenerative medicine area.  The characteristics and properties of cells vary as a function of tissue source and growth conditions.  The human placenta from which our PLX cells are derived provides an uncontroversial source of non-embryonic, adult cells and represents a new approach in the cell therapy field. The different factors that PLX cells release suggest that the cells can be used therapeutically for a variety of ischemic, inflammatory, autoimmune and hematological disorders.

PLX cells do not require tissue matching prior to administration.  This allows for the development of ready-to-use allogeneic "off-the-shelf" products.

Our Technology

We develop and intend to commercialize cell therapy production technologies and products that are derived from the human placenta. Our PLX cells are adherent stromal cells (ASCs) that are expanded using a proprietary three dimensional (3D) process.

This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow. Our 3D process enables the large scale production of reproducible, high quality cell products, and is capable of manufacturing large numbers of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Product Candidates

Our primary objective is to be the leading provider of allogeneic cell therapy products that are true off the shelf products that do not require any matching prior to administration. From the physician and patient’s perspective, our PLX products are delivered in a vial and are administered using a standard needle and syringe. Our PLX products are in clinical stage development for multiple indications such as cardiovascular, orthopedic, pulmonary, and women’s health diseases.

Our business model for commercialization and revenue generation includes, but is not limited, to the following activities that we may conduct with both pharmaceutical and medical device companies: partnerships, licensing deals, and joint ventures. To date, we have two strategic relationships, one with United for the licensing of PLX cells for the Pulmonary Arterial Hypertension (PAH), and a second strategic partnership with CHA in South Korea for both Intermittent Claudication (IC) and Critical Limb Ischemia (CLI). CHA is planning to conduct PLX clinical studies in South Korea, and, following regulatory approval, a joint venture equally owned with us will be established to market PLX products in South Korea. Currently, Pluristem’s PLX cells are being used in a United-sponsored PAH trial in Australia, and in South Korean sites participating in our international IC study through our partnership with CHA.

These relationships are intended to leverage our expertise in manufacturing high quality, adult, placenta-derived cells, using our proprietary, scalable, efficient 3D cell manufacturing platform that supports the cost-effective mass production of PLX cells. Our policy for these partnerships is to retain control of the manufacturing of PLX cell products and their associated intellectual property.

We believe that using the placenta as a unique  cell source, combined with our innovative research, development and high quality manufacturing capabilities, will be the "engine" that drives this platform technology towards the successful development of many PLX cell therapy products.

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – We are investigating using PLX-PAD cells for treatments for multiple types of peripheral arterial disease from early stage IC to CLI.

We have completed two Phase I safety/dose-finding clinical trials for CLI, one in the United States and one in Germany. These CLI trials demonstrated that no blood or genetic matching is required and that the administration of PLX-PAD cells is safe, even if two doses are administered to patients from the same placental source. In addition, PLX-PAD cells are potentially effective in reducing amputation in CLI patients. Generally, the U.S. Food and Drug Administration (FDA) and the European Medicines Agencies (EMA) require the primary endpoint for pivotal CLI clinical trials to be Amputation Free Survival (AFS) at one year. The two studies we conducted suggest an AFS one-year rate of 85% versus the 66% as published for patients treated with currently approved methods of treatment.

Following our successful Phase I trials in CLI, a large international Phase II, double-blind, randomized, placebo-controlled, 4 arms trial was initiated in the United States, Germany, Israel and South Korea to assess the safety and efficacy of PLX-PAD in 150 patients suffering from IC. Similar to the Phase I studies in CLI, PLX-PAD cells are administered intramuscularly into the patient’s affected leg. The primary efficacy endpoint for the study is the patient’s maximal walking distance on a treadmill.  In June 2013, the study was put on hold by the FDA (but subsequently lifted), following the occurrence of a serious hypersensitivity reaction in a patient participating in the study.  We suspended the study in the other countries that were part of the study at the time of the clinical hold imposed by the FDA in June 2013 (Clinical Hold) (i.e., Germany and Israel), and provided the competent authorities from the different countries a comprehensive analysis of the hypersensitivity reactions that occurred with PLX-PAD in completed and ongoing studies. Following information submitted to the FDA, the FDA, the Paul Ehrlich Institute (PEI) and the Israeli Ministry of Health (MOH) lifted the Clinical Hold during September and October 2013.

Orthopedic Diseases – A Phase I/II, randomized, double-blind, placebo-controlled study to assess the safety and efficacy of intramuscular injections of allogeneic PLX-PAD cells for the regeneration of injured gluteal musculature (GM) after total hip replacement is being conducted in Germany under the approval of the PEI. In this study, PLX-PAD cells or placebo were injected into the traumatized gluteal muscle during the total hip replacement. On July 11, 2013, we announced that enrollment for this clinical trial was completed. On January 21, 2014, we announced that the study met its primary efficacy endpoint, namely the change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement patients treated with PLX-PAD had a greater improved change of maximal voluntary muscle contraction force than the placebo group (p=0.0067). The one-year safety follow-up of all the patients was completed at the beginning of July 2014. The study is expected to be concluded with second year safety follow up expected in July 2015.

Pulmonary Diseases – We have out-licensed to United PLX-PAD for the treatment of PAH. A Phase I study was initiated in Australia in patients suffering from PAH during the second quarter of 2013.

Acute Radiation Syndrome (ARS) – Following positive data from the use of PLX-RAD cells in animals in stimulating hematopoiesis in diseased or injured bone marrow, we intend to pursue the development of PLX- RAD, for enhancing the engraftment of hematopoietic stem cells after bone marrow transplant. Additionally, on July 26, 2012 we received an invitation from the National Institute of Allergy and Infectious Diseases (NIAID), Department of Health and Human Services, to submit our PLX cells to the agency for evaluation in models of ARS.   Through today we have conducted with the NIAID multiple animal research using PLX-RAD cells for the treatment of ARS.

Pre-eclampsia - Following promising results in a pre-clinical model of pre-eclampsia, we decided to engage in studies in preeclampsia with severe features. We applied to the FDA for an orphan drug designation and we are discussing with the FDA to evaluate the requirements to initiate a clinical trial of our PLX product for this indication.

Rotator-cuff Repair - Following promising results of a pre-clinical model of tendon injury, we have decided to conduct a multinational study in patients undergoing surgical repair of the rotator-cuff. We are working on the regulatory requirements to initiate this study.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA as well as the EMA, Germany’s PEI and the MOH, and working with the Ministry of Food and Drug Safety (MFDS) of South Korea and the Australian regulatory authorities via our collaborators.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 30 issued patents and more than 120 patent applications in the U.S., Europe, China and Japan, as well as in additional countries worldwide, including in the Far East, Israel and South America.

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their culturing, our patent portfolio includes different types of claims that protect the various unique aspects of our technology.

Our multi-national portfolio of patent and patent applications include the following claims:

•	Our proprietary expansion methods and devices for 3D stromal cells;
•	Composition of matter claims on the cells;
•	The therapeutic use of PLX cells for the treatment of a variety of medical conditions; and
•	Cell-culture devices.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field and have established procedures for manufacturing clinical-grade PLX cells in our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are retained as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials, and assignment to Pluristem of inventions conceived during the course of performing services for us.

The following table provides a description of our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope.  There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents.  We also cannot be certain that we will not infringe on any patents that may be issued to others.  See "Risk Factors - We must further protect and develop our technology and products in order to become a profitable company".  The expiration dates of these patents, based on filing dates, range from 2019 to 2033. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the "Hatch-Waxman" Act, that permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval.  The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

Pluristem's Patent Portfolio

Patent Name	Pending Jurisdictions	Granted Jurisdictions
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS	United States, Europe, Mexico	United States, Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY	United States, Japan, Europe, Mexico, Israel, China, Hong Kong, Canada, Brazil, Korea, Singapore	Russia, South Africa, Australia, India
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY	United States, Europe, Mexico, Australia, Israel, India, China, Hong Kong, Canada, Brazil, Singapore, Russia	United States, South Africa
ADHERENT CELLS FROM ADIPOSE OR PLACENTA TISSUES AND USE THEREOF IN THERAPY	United States, Japan, Europe, Mexico, Australia, Israel, India, China, Canada, Korea, Brazil, Russia, Hong Kong,	Europe, United States, Hong Kong, Singapore, South Africa, Australia,
METHODS OF TREATING INFLAMMATORY COLON DISEASES	United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel	Russia, South Africa
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION	United States, Europe, Israel, Hong Kong
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY	United States, Europe, Israel, Hong Kong
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF	United States, Europe, Israel, Hong Kong
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT	United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Mexico, New-Zealand	South Africa
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS	United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Korea, Mexico, Singapore, South Africa
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY	United States, Europe, Hong Kong, Israel, Korea, Japan
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS	United States, Europe, Israel, Hong Kong
___________
A comment to the table: In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

Research and Development

Our research and development expenses were $24,938,000, $19,906,000 and $12,685,000 in fiscal years 2014, 2013 and 2012, respectively, before deducting the participation by the Office of the Chief Scientist (OCS) and grants by third parties.

Foundational Research

Our initial technology, the PluriX™ Bioreactor system, was invented at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology has been further significantly developed by our research and development teams over the years.

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

In recent years we have also engaged in research and development projects with other leading research institutions such as Hadassah University Medical Center (Hadassah) in Jerusalem, Israel and the Texas A&M Health Science Center (Texas A&M) in Round Rock, Texas.

We use the services of Texas A&M for conducting a pre-clinical trial with PLX cells in a mice model of pre-eclampsia. We have no current or ongoing obligations to Texas A&M.

We used the services of Hadassah to conduct pre-clinical trials from 2011 through 2013, mainly in the field of radiation. We have no current or ongoing obligations to Hadassah.

On June 19, 2011, we entered into an exclusive license agreement (the United Agreement) with United for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  The United Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The United Agreement further provides for the following consideration payable to us: (i) an upfront payment of $7 million paid in August 2011, which includes a $5 million non-refundable upfront payment and a $2 million advance payment on the development ; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a GMP manufacturing facility in North America; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties at a mid-single digit percent and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

The United Agreement became effective on August 2, 2011, and will continue until the later of a few events, including termination of all patents relating to the collaboration, upon certain government action or if the parties do not develop any product under the United Agreement.  United may unilaterally terminate the United Agreement at any time and without cause.  In such event, United shall pay us certain costs and expenses of winding down any non-cancellable commitments made by us prior to the date of termination and cease all development activities in connection with the United Agreement.

On June 26, 2013, we entered into an exclusive out-license and commercialization agreement (the CHA Agreement) with CHA, for conducting clinical trials and commercialization of our PLX-PAD product in South Korea in connection with two indications: the treatment of CLI and IC. Under the terms of the CHA Agreement, CHA will bear the costs of conducting the clinical trials for the agreed upon indications, and we will continue to retain rights to our proprietary manufacturing technology and cell-related intellectual property.

The first clinical study to be performed as part of the CHA Agreement will be a Phase II trial in IC. This study was approved in November 2013 by South Korea’s MFDS.

Upon the first regulatory approval for a PLX product in South Korea, for the specified indications, we and CHA will establish an equally owned joint venture. The purpose of the joint venture will be to commercialize PLX cell products in South Korea. Additionally, we will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

In addition, and as contemplated by the CHA Agreement, in December 2013, we and CHA executed the mutual investment pursuant to which we issued 2,500,000 shares of our common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of us and CHA of approximately $10,414,000.

The term of the CHA Agreement extends from June 24, 2013 until the later of the expiration, lapse, cancellation, abandonment or invalidation of the last valid patent claim covering the development of the product indications.  The CHA Agreement contains customary termination provisions, including in the event the parties do not reach an agreement upon development plan for conducting the clinical trials.

Upon termination of the CHA Agreement, the license granted thereunder will terminate and all rights included therein will revert to us, whereupon we will be free to enter into agreements with any other third parties for the granting of a license in or outside South Korea or to deal in any other manner with such rights as it shall see fit in our sole discretion.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing. Our new state-of-the-art GMP grade manufacturing facility in Haifa has been in use since February 2013 for the main purpose of clinical grade large scale manufacturing. The facility’s new automated manufacturing process and products were approved for production of PLX-PAD for clinical use by the FDA, PEI, Korean MFDS and the Israeli MOH after submission of a comprehensive comparability study. Furthermore, the site was inspected and approved by a qualified person representing PEI, approving that the site and production processes meet the current GMP for the purpose of manufacturing PLX-PAD.  Following the clinical approval of the facility, we are moving forward with our planned clinical trials based on cells coming from the new, efficient and improved manufacturing processes.

We receive the human placentas used for our research and manufacturing activities from various hospitals in Israel after receiving a written informed consent by the mother and pathogen clearance. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States and the European Union as well as other countries in which our products will be marketed in the future. Specifically, the FDA in the United States and the EMA in Europe must approve new drug and cell therapy products before they may be marketed.  Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries have similar requirements for testing and marketing.

The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time, resources and money. There can be no assurance that our product candidates will ultimately receive marketing approval.

There are several stages every drug has to go through during its development process. Among these are:

•
Performance of nonclinical laboratory and animal studies to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements nonclinical safety and toxicity studies are conducted under Good Laboratory Practice requirements to ensure their quality and reliability.

•	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice (GCP) to establish the safety and efficacy of the product for its intended indication;

•	The manufacture of the product according to cGMP regulations and standards; and

•	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

Approval of a drug for clinical studies in humans and approval of marketing is a sovereign decision of states, delegated to national, or, in case of the European Union, international regulatory competent authorities.

Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical trials and marketing applications in the United States, generally requires the following steps prior to approving a new biological product either for clinical studies or for commercial sale:

•	Submission of an Investigational New Drug Application, which must become effective before clinical testing in humans can begin;

•	Obtaining approval of Institutional Review Boards (IRBs) of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

•	Submission to the FDA of a Biologics License Application (BLA) for marketing authorization of the product which must include adequate results of pre-clinical testing and clinical trials;

•	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

•	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products.This European Union regulation requires:

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

•
Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the EU. EMA is expected to review and approve the Marketing Authorization Application.

Other Regulation

We expect to have to obtain approval for clinical studies and ultimately for marketing of each of our products from regulatory authorities in countries outside the United States and the European Union, prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, and may involve additional preclinical testing and clinical trials.  The requirements and time required may differ from that required for FDA or EMA approval. Each country may impose certain procedures and requirements of its own. In most other countries outside the United States and the European Union, they are willing to consider requests for marketing approval only after the product had been approved for marketing by either the FDA or the EMA.  The decision regarding marketing approval is made following the submission of a dossier that is thoroughly assessed and critically addressed.

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

Employees

We presently employ a total of 160 full-time employees and 9 part-time employees, of whom 142 full-time employees and 9 part-time employees are engaged in research, manufacturing and clinical trials.

Competition

The regenerative medicine field is characterized by intense competition as global pharma players are becoming more engaged in the cell therapy field. The cellular therapeutics industry is subject to technological changes that can be rapid and important. We face competition from both allogeneic and autologous cell therapy companies, academic, commercial and research institutions, pharmaceutical companies, biopharmaceutical companies, and governmental agencies. Some of the clinical indications we currently have under development are also being investigated in preclinical and clinical programs by others.

There are multiple participants in the cell therapy field such as Aastrom Biosciences Inc., Athersys Inc., Capricor Therapeutics, Inc., Cytori Therapeutics, Inc., Mesoblast LTD, Tigenix NV, and Celgene Corporation. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and the efficacy of our products.  Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executive, scientific and clinical development personnel to identify and develop viable cellular therapeutic candidates and exploit these products commercially. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify.

Available Information

Additional information about us is contained on our Internet website at www.pluristem.com. Information on our website is not incorporated by reference into this report. Under the "SEC Filings" and “Financial Information” sections, under the "Investors" section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our reports filed with the SEC are also made available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on its website at www.sec.gov.  The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, and the Charters for each of the Committees of our Board of Directors.

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

Our likelihood of profitability depends on our ability to license and/or develop and commercialize products based on our cell production technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our cell therapy products successfully, our likelihood of profitability will be limited severely.

We are engaged in the business of developing cell therapy products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our potential cell therapy products and/or licensing of our products, which will require significant additional research and development as well as substantial clinical trials.

If we are not able to successfully license and/or develop and commercialize our cell therapy product candidates and obtain the necessary regulatory approvals, we may not generate sufficient revenues to continue our business operations.

So far, the products we are developing have completed only one Phase I/II clinical trial of Gluteal Musculature rehabilitation after total hip arthroplasty (efficacy, ongoing for safety) and one Phase I clinical trial for CLI.  Our early stage cell therapy product candidates may fail to perform as we expect. Moreover, even if our cell therapy product candidates successfully perform as expected, in later stages of development they may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing.  We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

If our cell therapy product candidates do not prove to be safe and effective in clinical trials, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to regulate marketed products, manufacturers and manufacturing facilities, which may create additional regulatory barriers and burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

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

To obtain marketing approvals in the United States and Europe for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA and the EMA that the cell therapy product candidates is safe and effective for each disease for which we seek approval.  So far, we have successfully conducted Phase I/II and Phase I clinical trials for our PLX-PAD product, which currently is our only product that is the subject of clinical trials.  Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA or the EMA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, or the EMA could stop our trials before completion.

Future sales of our shares may cause the prevailing market price of our shares to decrease.

Future sales of our common stock, or the perception that such sales may occur, could cause immediate dilution and adversely affect the market price of our common stock.

 If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons.  For instance, in June 2013, we received the Clinical Hold notification with respect to our United States Phase II IC study due to a serious allergic reaction in a case which required hospitalization.  This Clinical Hold, which was lifted in September 2013, resulted in delays in our clinical trials plan for IC in the United States, Europe and Israel as well as the extension of the development period for which we received funds from United from 6.5 years to 11.5 years. Our clinical trials may be delayed or terminated due to other reasons, such as:

•	The FDA or the EMA does not grant permission to proceed or places additional trials on clinical hold;

•	Subjects do not enroll in our trials at the rate we expect;

•	The regulators may ask to increase subject’s population in the clinical trials;

•	Subjects experience an unacceptable rate or severity of adverse side effects;

•
Third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
Inspections of clinical trial sites by the FDA, EMA, KFDA and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

•	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA and other regulatory authorities.

We may need to raise additional financing to support the research, development and manufacturing of our cell therapy products and our products in the future but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed.  If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional capital in the future.  Although we were successful in raising capital in the past, our current financial resources are limited and may not be sufficient to finance our operations until we become profitable, if that ever happens.  It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements.  Therefore, we are dependent on our ability to sell our common stock for funds, receive grants or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our common stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our common stock. Also, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential cell therapy products, which could result in the loss of some or all of one's investment in our common stock.

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

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. To date, we have two strategic relationships, one with United for the licensing of PLX cells for the PAH indication. The second strategic partnership is with CHA for both the IC and CLI indications in Korea. CHA will conduct PLX clinical studies in South Korea, and, following approval, a joint venture equally owned by both parties will be established to market PLX products in South Korea. Currently, our PLX cells are being in used in a United sponsored PAH trial in Australia, and our PLX cells are also being used in Korean sites participating to our International IC study through our partnership with CHA. Notwithstanding, we may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

Even though we conducted Phase I/II and Phase I trials for our PLX-PAD product and have recruited employees who are experienced in managing and conducting clinical trials, we have limited experience in this area.  We will need to expand our experience and rely on consultants in order to obtain regulatory approvals for our therapeutic product candidates.  The failure to successfully conduct clinical trials could materially harm our business.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA, the EMA and other countries’ regulatory authorities have relatively limited experience with cell therapies. Very few cell therapy products have been approved by regulatory authorities to date for commercial sale, and the pathway to regulatory approval for our cell therapy product candidates may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

There are very few drugs and limited therapies that the FDA or EMA have approved as treatments for some of the disease indications we are pursuing. This could complicate and delay FDA, EMA or other countries’ regulatory authorities approval of our biologic drug candidates.

There are very few drugs and limited therapies currently approved for treatment of CLI, IC, ARS or PH.  As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. This will increase the difficulty of our obtaining FDA, EMA or other countries’ regulatory authorities approval to market our products.

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

Our facility and its commercial scale manufacturing process have received approval from the FDA, EMA, Germany’s PEI, and the Korean MFDS. However, the clinical manufacturing process is complex and we have no experience in manufacturing our product candidates at a commercial level. There can be no guarantee that we will be able to successfully develop and manufacture our product candidates in a manner that is cost-effective or commercially viable, or that our development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.  In addition, if we fail to maintain regulatory approvals for our manufacturing facilities, we may suffer delays in our ability to manufacture our product candidates.  This may result in a material adverse effect on our business.

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

In addition, as we proceed with our clinical trial efforts, we must be able to continuously demonstrate to the FDA, EMA and other regulatory authorities that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of cGMP-grade materials of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials.

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

We have received royalty-bearing grants from the OCS, for research and development programs that meet specified criteria. The terms of the OCS’s grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer (CEO), serves as a director of our Company or as our CEO is generally required to notify the same to the OCS and to undertake to observe the law governing the grant programs of the OCS, the principal restrictions of which are the transferability limits described above. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

We have limited operating history, which raises doubts with respect to our ability to generate revenues in the future.

We have a limited operating history in our business of developing and commercializing cell production technology.  Until we entered into the United Agreement, we did not generate any revenues.  It is not clear when we will generate additional revenues or whether we will experience further delays in recognizing revenues such as resulted from the Clinical Hold.  Our primary source of funds has been the sale of our common stock and government grants.  We cannot give assurances that we will be able to generate any significant revenues or income in the future.  There is no assurance that we will ever be profitable.

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

Our success depends to a significant extent on the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our CEO and Chairman, and Yaky Yanay, our Chief Operating Officer (COO) and President.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.  We do not maintain key person insurance on the lives of any of our officers or employees.

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

Our success will also depend in part on our ability to develop our technology and commercialize cell therapy products without infringing the proprietary rights of others.  We have not conducted full freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products.  If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions.  In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products.  There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms.  Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations.  If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful.  Such proceedings are typically protracted with no certainty of success.  An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization our potential cell therapy products.

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

The price of our common stock may fluctuate significantly.

The market for our shares of common stock may fluctuate significantly. A number of events and factors may have an adverse impact on the market price of our common stock, such as:

•	results of our clinical trials or adverse events associated with our products;

•	the amount of our cash resources and our ability to obtain additional funding;

•	changes in our revenues, expense levels or operating results;

•	entering into or terminating strategic relationships;

•	announcements of technical or product developments by us or our competitors;

•	market conditions for pharmaceutical and biotechnology stocks in particular;

•	changes in laws and governmental regulations, including changes in tax, healthcare, competition and patent laws;

•	disputes concerning patents or proprietary rights;

•	new accounting pronouncements or regulatory rulings;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	regulatory actions that may impact our products;

•	disruptions in our manufacturing processes; and

•	competition.

In addition, a market downturn in general and/or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our Company.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the Euro and the New Israeli Shekel (NIS) because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities. During 2014, we entered into forward contracts to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses denominated in NIS.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects.  We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms.  Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

Our principal research and development and manufacturing facilities are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

Our principal research and development and manufacturing facilities are located in Israel.  As a result, we are directly influenced by the political, economic and military conditions affecting Israel.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. During July and August 2014 and November 2012, Israel was engaged in an armed conflict with a militia group and political party which controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

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

Our assets include a significant component of cash.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2014.  Currently, we hold part of our current assets in bank deposits and part is invested in bonds, government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

Our marketable securities include our investment in CHA shares as part of the license agreement signed with CHA in June 2013.  We agreed to hold such  shares until no earlier than December 31, 2014 and may be exposed to fluctuations in the market values thereof.

As part of the CHA Agreement, in June 2013 the parties invested in each other’s equity. We received 1,011,504 of CHA shares valued at $10.4 million and we agreed to hold the shares until December 31, 2014 before selling any such shares in the open market. As of June 30, 2014, the CHA shares’ value was $13 million, but we have no assurance as to market value until we sell the shares and therefore we are exposed to fluctuations in the shares’ price.

Although our internal control over financial reporting was considered effective as of June 30, 2014, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal year 2014 concluded that our internal control over financial reporting was effective.  In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2014.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our principal executive, new manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel 31905, where we occupy approximately 2,990 square meters. Our monthly rent payment for these leased facilities as of July 2014 was 182,000 NIS (approximately $52,000). For the fiscal year ended June 30, 2014, we paid $550,318 for rent for such facilities. In addition, we rent a facility that is located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905, where we occupy approximately 1,280 square meters. Our monthly rent payment for the leased facilities in Building No. 20 as of July 2014 was 77,000 NIS (approximately $22,000). For the fiscal year ended June 30, 2014, we paid $262,120 for rent for such facilities. We believe that the current space we have, including our current improvement plans, is adequate to meet our current and near future needs.

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

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2013
September 30, 2012	$4.75	$2.38
December 31, 2012	$4.07	$2.85
March 31, 2013	$3.46	$3.05
June 30, 2013	$3.34	$2.68
Fiscal Year Ended June 30, 2014
September 30, 2013	$3.48	$2.93
December 31, 2013	$3.70	$3.19
March 31, 2014	$4.47	$3.58
June 30, 2014	$3.90	$3.11

On September 2, 2014, the per share closing price of our common stock, as reported on NASDAQ website, was $2.83.  As of September 2, 2014, there were 100 holders of record, and 69,278,512 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8261, (800) 937-5449.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and to a peer group index (comprised of: Athersys, Inc.; Cytori Therapeutics, Inc.; Capricor Therapeutics, Inc. and Mesoblast, Ltd.) (the Current Peer Group) during the period from July 1, 2009 through June 30, 2014. The performance shown is not necessarily indicative of future price performance.

In our previous annual report on Form 10-K we used a different peer group index, comprised of Aastrom Biosciences, Inc.; Athersys, Inc.; Cytori Therapeutics, Inc.; Geron Corporation; Osiris Therapeutics, Inc.; and Neostem, Inc. (the Previous Peer Group). We changed the composition of the peer group to companies that are actively involved in the allogeneic cell therapy.  Accordingly, we excluded autologous cell therapy companies or embryonic cell therapy companies as well as companies that have sold their cell therapy business.  We believe that the Current Peer Group consists of public companies whose business is the closest to our business in the stem cell space.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In May 2014, we granted 13,105 restricted stock units to IR consultants for services rendered.

The above issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2014, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues	$379	$679	$716	$-	$-
Cost of revenues	11	20	21	-	-
Gross profit	368	659	695	-	-
Research and development expenses	24,938	19,906	12,685	8,311	6,123
Participation by the OCS and other parties	5,396	2,673	3,527	1,682	1,822
Research and development expenses, net	19,542	17,233	9,158	6,629	4,301
General and administrative expenses	8,676	5,649	6,568	4,485	3,138
Operating loss	27,850	22,223	15,031	11,114	7,439
Financial income (expenses), net	918	1,068	237	266	(14)
Net loss for the period	$26,932	$21,155	$14,794	$10,848	$7,453
Basic and diluted net loss per share	$0.42	$0.38	$0.34	$0.35	$0.44

Weighted average number of shares used in computing basic and diluted net loss per share	63,514,405	55,481,357	44,031,866	31,198,825	17,004,998

Statements of Cash Flows Data:
Net cash used in operating activities	$19,121	$16,887	$3,275	$5,755	$5,408
Net cash provided by (used in) investing activities	1,983	(19,799)	(30,797)	(36)	(1,296)
Net cash provided by financing activities	12,624	36,304	632	47,037	5,948
Net increase (decrease) in cash	(4,514)	(382)	(33,440)	41,246	(756)
Cash and cash equivalents at beginning of year	9,007	9,389	42,829	1,583	2,339
Cash and cash equivalents at end of year	$4,493	$9,007	$9,389	$42,829	$1,583

Balance Sheet Data:
Cash, cash equivalents, short-term bank deposits, restricted cash and short-term deposits, and marketable securities	$58,819	$54,213	$37,809	$42,829	$2,496
Current assets	61,987	55,085	38,192	43,297	3,605
Long-term assets	12,036	13,231	9,228	2,719	2,017
Total assets	74,023	68,316	47,420	46,016	5,622
Current liabilities	7,397	5,921	5,522	2,018	1,281
Long-term liabilities	4,503	4,929	4,156	576	360
Stockholders’ equity	62,123	57,466	37,742	43,422	3,981

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions, with our lead indications focusing on cardiovascular, orthopedic, pulmonary, hematological, and women’s health diseases.  Our patented PLX (PLacental eXpanded) cells function as a platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals, generated by the patient’s own body. PLX cells are grown using our proprietary 3D micro-environment technology that produces a product that requires no tissue matching prior to administration.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned subsidiary in Israel called Pluristem Ltd. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several methods of administration, such as intravenous and intramuscular injections.  We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies, such as United and CHA.  We have built Good Manufacturing Practices grade facility and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2014 COMPARED TO YEAR ENDED JUNE 30, 2013 AND YEAR ENDED JUNE 30, 2013 COMPARED TO YEAR ENDED JUNE 30, 2012.

Revenues

Revenues decreased by 44% from $679,000 for the year ended June 30, 2013 to $379,000 for the year ended June 30, 2014. All such revenues were derived from the United Agreement.

Revenues decreased by 5% from $716,000 for the year ended June 30, 2012 to $679,000 for the year ended June 30, 2013. All such revenues were derived from the United Agreement.

These reductions in the years ended June 30, 2013 and 2014 are due to a re-evaluation we did for the development period under the United Agreement in light of the Clinical Hold. In June 2013, we received notification from the FDA that our United States Phase II IC study had been placed on Clinical Hold due to a serious allergic reaction in a case which required hospitalization.  In September 2013, the FDA lifted the Clinical Hold. In June 2013, following the Clinical Hold, we extended the development period for which we received funds from United from 6.5 years to 11.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period.

Cost of revenues

Cost of revenues decreased by 45% from $20,000 for the year ended June 30, 2013 to $11,000 for the year ended June 30, 2014.

Cost of revenues decreased by 5% from $21,000 for the year ended June 30, 2012 to $20,000 for the year ended June 30, 2013.

 All such cost of revenues is derived from the United Agreement and reflects the royalties we are obligated to pay the OCS. The reductions in the years ended June 30, 2013 and 2014 are a result of the re-evaluation we did for the development period under the United Agreement. As described above, following the Clinical Hold we extended the development period for which we received funds from United from 6.5 years to 11.5 years.

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2014 increased by 13% to $19,542,000 from $17,233,000 for the year ended June 30, 2013.  This increase is attributed to the material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 45 employees as compared to the average number of employees in the year ended June 2013, an increase in our depreciation expenses and an increase in our rent and maintenance expenses, offset by an increase in OCS participation. This increase in OCS participation is attributable to the fact that due to a delay in the approval of the OCS grant for 2013, we recognized $5,396,000 in fiscal year 2014 compared to $2,673,000 in fiscal year 2013.

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

General and Administrative

General and administrative expenses increased by 54% from $5,649,000 for the year ended June 30, 2013 to $8,676,000 for the year ended June 30, 2014.  This is primarily driven by an increase in stock-based compensation expenses related to our employees and directors, due to timing of grants made to directors, and an increase in our salaries due to, among other things, an increase of 6 employees as compared to the average number of employees in the year ended June 2013.

General and administrative expenses decreased by 14% from $6,568,000 for the year ended June 30, 2012 to $5,649,000 for the year ended June 30, 2013.  This decrease is mainly due to a decrease in stock-based compensation expenses related to our employees and consultants.

Financial Income, net

Financial income decreased from $1,068,000 for the year ended June 30, 2013 to $918,000 for the year ended June 30, 2014. The decrease is mainly due to a decrease in gains from hedging instruments and interest income on deposits over the past fiscal year, offset by an increase in our gain from marketable securities.

Financial income increased from $237,000 for the year ended June 30, 2012 to $1,068,000 for the year ended June 30, 2013. The increase is mainly due to an increase in gains from hedging instruments and changes in exchange rates over the past fiscal year.

Net Loss

Net loss for the year ended June 30, 2014 was $26,932,000 as compared to a net loss of $21,155,000 for the year ended June 30, 2013. Net loss per share for the year ended June 30, 2014 was $0.42, as compared to $0.38 for the year ended June 30, 2013.  The net loss per share increased as a result of the increase in our net loss, offset by the increase in our weighted average number of shares due to the issuance of additional shares, mainly the shares issued to CHA in December 2013 and the shares issued under an At Market Issuance Sales Agreement (ATM Agreement).

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

Liquidity and Capital Resources

As of June 30, 2014, our total current assets were $61,987,000 and our total current liabilities were $7,397,000. On June 30, 2014, we had a working capital surplus of $54,590,000 and an accumulated deficit of $113,834,000.

As of June 30, 2013, our total current assets were $55,085,000 and our total current liabilities were $5,921,000. On June 30, 2013, we had a working capital surplus of $49,164,000 and an accumulated deficit of $86,902,000.

Our cash and cash equivalents as of June 30, 2014 amounted to $4,493,000.  This is a decrease of $4,514,000 from the $9,007,000 reported as of June 30, 2013. Cash balances decreased in the year ended June 30, 2014 for the reasons presented below:

Operating activities used cash of $19,121,000 in the year ended June 30, 2014. Cash used by operating activities in the year ended June 30, 2014 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by an OCS grant.

Investing activities provided cash of $1,983,000 in the year ended June 30, 2014. The investing activities consisted primarily of withdrawal of $7,421,000 of short-term deposits and proceeds of $6,867,000 from the sale and redemption of marketable securities, offset by investing $10,851,000 in marketable securities and the purchase of property and equipment for $1,573,000.

Financing activities generated cash in the amount of $12,624,000 during the year ended June 30, 2014. The financing activities are primarily attributable to net proceeds of $10,644,000 from issuing shares of our common stock under the ATM Agreement as described below, and from exercises of warrants by shareholders.

From July 1, 2013 through June 30, 2014, a total of 2,517,907 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,469,584 shares of common stock to investors of the Company.  In addition, 1,432,584 warrants were exercised for cash and resulted in the issuance of 1,432,584 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,968,000. From July 1, 2013 through June 30, 2014, a total of 65,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 36,970 shares of common stock to our consultants.

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

From July 1, 2012 through June 30, 2013, a total of 682,213 warrants were exercised via “cashless” exercise, resulting in the issuance of 420,199 shares of common stock to investors of the Company.  In addition, 1,201,160 warrants were exercised for cash and resulted in the issuance of 1,201,160 shares of common stock to investors of the Company. The aggregate cash consideration received was $2,009,000. In August 2012, a total of 36,000 warrants were exercised via “cashless” exercise, resulting in the issuance of 26,299 shares of common stock to consultants of the Company.

On September 19, 2012, we closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase 0.35 shares of common stock, at an exercise price of $5.00 per share. The warrants sold in the offering are currently exercisable and will expire on September 19, 2017. We also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock, which option was fully exercised. The aggregate net proceeds to us from the offering, including from the exercise in full of the option, were approximately $34 million, before the exercise of any warrants and after deducting underwriting commissions and discounts and our offering expenses.

During the years that ended June 30, 2014, 2013 and 2012 we received approximately $3,243,000, $1,452,000 and $3,156,000, respectively, from the OCS towards our research and development expenses.

According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the year ended June 30, 2014, we paid royalties to the OCS in the aggregate amount of $14,000. The OCS may impose certain conditions on any arrangement under which the OCS permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

In addition, the European authorities approved a research grant under the European Commission’s Seventh Framework Program (FP7) in the amount of approximately €92,955 for a period of 5 years which began on January 1, 2011.

In December 2012, we entered into the ATM Agreement with MLV & Co. LLC (MLV), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $95 million through MLV as a sales agent. We are not obligated to make any sales of common stock under the ATM Agreement.

During the year ended June 30, 2014, we issued 2,596,032 shares of common stock and raised approximately $10,644,000, net of issuance expenses of $195,000, under the ATM Agreement. On September 11, 2014 we notified MLV of the termination of  the ATM Agreement.

In February 2013, MTM – Scientific Industries Center Haifa Ltd. (MTM), our landlord, participated by contributing an amount of NIS 2,990,000 (approximately $816,000) toward the cost of constructing our new facility.  Such participation is being made pursuant to our lease agreement with MTM, and is recognized by ratably deducting from our monthly rent payment over the rent period. We recognized participation of $93,000 in fiscal year 2014.

In accordance with the CHA Agreement, in December, 2013, we issued to CHA 2,500,000 shares of our common stock in consideration for the issuance to us of 1,011,504 common shares of CHA, which reflected total consideration of approximately $10,414,000 to each of us and CHA. Each of us and CHA agreed not to sell the other party's shares for at least one year. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the shares issued.

Our investment in CHA shares is presented as “Marketable securities” on our balance sheet and classified as available-for-sale. As of June 30, 2014, the fair value of our investment in CHA shares amounted to approximately $13 million, and other comprehensive income includes unrealized gains of $1,562,000 related to the increase in the fair value of CHA shares. If we decide to sell our investment in CHA shares, we will reclassify the unrealized gains or losses in our statement of operations.

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

Outlook

We have accumulated a deficit of $113,834,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, other sales of our common stock or sales of the marketable securities we hold.

The OCS has supported our activity in the past eight years. Our last program, for the ninth year, was approved by the OCS in June 2014 and relates to a NIS 14,601,000 (approximately $4,187,000) grant. The grant will be used to cover research and development expenses for the period January 1, 2014 to December 31, 2014.

In addition, the European authorities approved a research grant under the FP7 in the amount of approximately €92,955 for a period of 5 years which began on January 1, 2011.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Application of Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition from the United Agreement

We recognize revenue pursuant to the License Agreement with United in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements".

Pursuant to ASC 605-25, each deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

We received an up-front, non-refundable license payment of $5,000,000. Additional payments totaling $37,500,000 are subject to the achievement of certain regulatory milestones by United.

Since the deliverables in the United agreement do not have stand-alone value, none of them qualifies as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000,000 is deferred and recognized on a straight line basis over the related performance period which is the development period in accordance with Staff Accounting Bulletin (“SAB”) No. 104, "Revenue Recognition". We assessed the remaining performance period under the United agreement at 8.5 years as of June 30, 2014.

The additional regulatory milestones payments will be recognized upon the achievement of futures events by United, in accordance with ASC 450-30-25, “Gain Contingencies". As of June 30, 2014, no regulatory milestones were achieved.

We also received an advance payment for the development of $2,000,000 that will be deductible against development expenses as it accrued. The upfront payment which was received and has not yet fully recognized in the statement of operations, is included in the balance sheet as advance payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United according to the applicable license agreement. We are deducting the payments from research and development expenses in accordance with ASC 730-20, "Research and Development Agreements". As of June 30, 2014, we deducted an amount of approximately $1,753,000.

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In fiscal year 2014, we recorded stock-based compensation expenses related to restricted stock units in the amount of $5,840,000.

In accordance with ASC 718, "Compensation-Stock Compensation" (ASC 718), restricted shares units to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2014 and 2013 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

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

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we did not recognize any impairment charges on outstanding securities during the year ended June 30, 2014.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2012 through 2014 (in thousands of dollars):

	Year ended June 30,
	2012	2013	2014
Clinical trials expenses	$779	$1,900	$2,440
Consultants and subcontractor expenses	2,224	3,562	2,108
Payroll and related expenses	3,927	5,672	7,846
Materials expenses	2,665	3,824	5,624
Stock based compensation expenses	1,402	993	1,260
Depreciation expenses	402	955	1,785
Rent and maintenance expenses	628	1,362	1,808
Patent expenses	335	673	572
Other R&D expenses	323	965	1,495
Total expenses	12,685	19,906	24,938
Less: OCS and others participation	(3,527)	(2,673)	(5,396)
Research and Development Expenses, Net	$9,158	$17,233	$19,542

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing between 58% - 75% of the total operating expenses for each of our fiscal years 2012, 2013 and 2014. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,764,000	$807,000	$957,000	$-	$-
Minimum purchase requirements	487,000	487,000	-	-	-
Accrued Severance Pay, net	167,000				167,000
Total	$2,481,000	$1,294,000	$957,000	$-	$167,000

Off Balance Sheet Arrangements

Our Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of June 30, 2014, we had $4.5 million in cash and cash equivalents, $24.3 million in short-term bank deposits and restricted deposits and $30 million in marketable securities.

We adhere to an investment policy set by our investment committee, which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets should be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants' fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2014, we own net balances in NIS of approximately $7,259,000, Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $807,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $660,000, in both cases excluding the effect of our hedging transactions (as described below).

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2012	2013	2014
Average rate for period	3.716	3.794	3.518
Rate at period-end	3.923	3.618	3.438

We use currency hedging transactions of options and forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

Since November 2013, we have entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in NIS. As of June 30, 2014, we had forward contracts in place to hedge future payroll and related expenses in NIS in the notional principal amount of approximately $2,820,000, and the net unrealized gain on the effective portion of these cash flow hedges was $23,000. The forward contracts on our future NIS payroll and related expenses will settle by December 2014.

We own 1,011,504 common shares of CHA, which are presented in our financial statements as marketable securities. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S dollar. In February 2014, we entered into a forward contract with a notional principal of $11 million, to hedge against the foreign currency risk between the KRW and the U.S. dollar.

For the year ended June 30, 2014, our net loss from hedging transactions that are non-designated and consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS were $70,000.

Item 8.    Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firm, dated September 11, 2014.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

  As of June 30, 2014

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave.Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated September 11, 2014, expressed an unqualified opinion thereon.

Haifa, Israel September 11, 2014	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave.Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited Pluristem Therapeutics Inc. internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Pluristem Therapeutics Inc. and its subsidiary's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of  internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pluristem Therapeutics Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2014 of Pluristem Therapeutics Inc. and its subsidiary and our report dated September 11, 2014 expressed an unqualified opinion thereon.

Haifa, Israel September 11, 2014	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2014	2013
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,493	$9,007
Short-term bank deposits		19,451	31,449
Restricted cash and short term bank deposits	2f	4,914	316
Marketable securities	3	29,961	13,441
Account receivable from OCS		2,263	273
Other current assets		905	599
Total current assets		61,987	55,085

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	304	421
Severance pay fund		901	905
Property and equipment, net	5	10,823	11,866
Other long term assets		8	39
Total long-term assets		12,036	13,231

Total assets		$74,023	$68,316

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2014		2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$3,465		$2,837
Accrued expenses		915		1,040
Deferred revenues	1d, 2i	379		379
Advance payment from United Therapeutics	1d, 2i	247		393
Other accounts payable	6	2,391		1,272
Total current liabilities		7,397		5,921

LONG-TERM LIABILITIES

Deferred revenues	1d, 2i	2,847		3,226
Accrued severance pay		1,068		1,023
Other long term liabilities		588		680
Total long term liabilities		4,503		4,929

COMMITMENTS AND CONTINGENCIES	7

STOCKHOLDERS’ EQUITY

Share capital:	8
Common stock $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 68,601,452 shares as of June 30, 2014, 59,196,617 shares as of June 30, 2013;		-(*	)	-(*	)
Additional paid-in capital		172,998		144,109
Accumulated deficit		(113,834)		(86,902)
Other comprehensive income		2,959		259
		62,123		57,466

		$74,023		$68,316

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2014	2013	2012

Revenues	1d, 2i	$379	$679	$716
Cost of revenues		(11)	(20)	(21)
Gross profit		368	659	695

Research and development expenses		(24,938)	(19,906)	(12,685)
Less participation by the Office of the Chief Scientist and other parties		5,396	2,673	3,527
Research and development expenses, net		(19,542)	(17,233)	(9,158)
General and administrative expenses		(8,676)	(5,649)	(6,568)

Operating loss		(27,850)	(22,223)	(15,031)

Financial income, net	9	918	1,068	237

Net loss		$(26,932)	$(21,155)	$(14,794)

Loss per share:
Basic and diluted net loss per share		$(0.42)	$(0.38)	$(0.34)

Weighted average number of shares used in computing basic and diluted net loss per share		63,514,405	55,481,357	44,031,866

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2014	2013	2012

Net loss	$(26,932)	$(21,155)	$(14,794)
Other comprehensive income (loss), net:
Unrealized gain on derivative instruments	23	-	-
Unrealized gain (loss) on available-for-sale marketable securities, net	3,404	415	(127)
Reclassification adjustment of available- for-sale marketable securities losses realized in net loss, net	(727)	(26)	(3)
Total comprehensive loss	$(24,232)	$(20,766)	$(14,924)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Loss	Deficit	Equity

Balance as of July 1, 2011	42,443,185	$	(*	)	$94,375	$-	$(50,953)	$43,422
Exercise of options by employees and consultants	74,800		(*	)	89	-	-	89
Exercise of warrants by investors and finders	523,835		(*	)	556	-	-	556
Stock based compensation to employees, directors and non-employees consultants	1,906,231		(*	)	4,927	-	-	4,927
Stock based compensation to contractor	1,500,000		(*	)	3,672	-	-	3,672
Other comprehensive loss	-		-		-	(130)	-	(130)
Net loss for the period	-		-		-	-	(14,794)	(14,794)

Balance as of June 30, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (Loss)	Deficit	Equity

Balance as of July 1, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694	9,200,000		(*	)	34,106	-	-	34,106
Exercise of options and warrants by employees and consultants	176,867		(*	)	176	-	-	176
Exercise of warrants by investors and finders	1,621,359		(*	)	2,009	-	-	2,009
Stock based compensation to employees, directors and non-employee consultants	1,750,340		(*	)	2,799	-	-	2,799
Stock based compensation to contractor	-		-		1,400	-	-	1,400
Other comprehensive income	-		-		-	389	-	389
Net loss for the period	-		-		-	-	(21,155)	(21,155)

Balance as of June 30, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income	Deficit	Equity

Balance as of July 1, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
Issuance of common stock under ATM Agreement, net of issuance costs of $195 (Note 8g)	2,596,032		(*	)	10,644	-	-	10,644
Exercise of options and warrants by employees and non-employee consultants	53,470		(*	)	12	-	-	12
Exercise of warrants by investors and finders	2,902,168		(*	)	1,968	-	-	1,968
Stock based compensation to employees, directors and non-employee consultants	1,353,165		(*	)	5,851	-	-	5,851
Issuance of common stock under CHA Agreement (Note 1d)	2,500,000		(*	)	10,414	-	-	10,414
Other comprehensive income, net	-		-		-	2,700	-	2,700
Net loss	-		-		-	-	(26,932)	(26,932)

Balance as of June 30, 2014	68,601,452	$	(*	)	$172,998	$2,959	$(113,834)	$62,123

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(26,932)	$(21,155)	$(14,794)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,902	1,033	435
Loss on property and equipment	85	-	1
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	1,282	154	17
Gain from sale of investments of available-for-sale marketable securities	(727)	(26)	(3)
Stock-based compensation to employees, directors and non-employees consultants	5,851	2,799	4,927
Increase in OCS receivables	(1,990)	(70)	(230)
Decrease (increase) in other accounts receivable	(143)	(233)	64
Decrease (increase) in prepaid expenses	(108)	(237)	269
Increase (decrease) in trade payables	1,257	1,335	(424)
Increase in other accounts payable and accrued expenses	902	1,556	958
Increase (decrease) in deferred revenues	(379)	(679)	4,284
Increase (decrease) in advance payment from United Therapeutics	(146)	(1,183)	1,576
Increase in interest receivable on short-term deposits	(36)	(140)	(395)
Linkage differences and interest on short and long-term restricted lease deposit	12	(30)	35
Accrued severance pay, net	49	(11)	5
Net cash used in operating activities	$(19,121)	$(16,887)	$(3,275)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,573)	$(4,309)	$(1,480)
Repayment of (Investment in) short-term deposits	7,421	(10,202)	(21,031)
Investment in long-term deposits	(3)	-	(1,125)
Repayment of long-term restricted deposit	122	869	6
Proceeds from sale of available-for-sale marketable securities	6,113	1,848	884
Proceeds from redemption of available-for-sale marketable securities	754	529	114
Investment in available-for-sale marketable securities	(10,851)	(8,534)	(8,165)
Net cash provided by (used in) investing activities	$1,983	$(19,799)	$(30,797)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2014	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$10,644	$34,106	$-
Exercise of warrants and options	1,980	2,198	632
Net cash provided by financing activities	$12,624	$36,304	$632

Decrease in cash and cash equivalents	(4,514)	(382)	(33,440)
Cash and cash equivalents at the beginning of the period	9,007	9,389	42,829
Cash and cash equivalents at the end of the period	$4,493	$9,007	$9,389

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$48	$18	$14

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment in credit	$243	$872	$738
Issuance of shares in consideration of new facility construction	$-	$1,400	$3,672
Other receivables resulting from issuance of shares	$-	$-	$13
Issuance of common stock under CHA Agreement (Note 1d)	$10,414	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as the “Company” or “Pluristem”.

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $113,834 through June 30, 2014 and incurred a net loss of $26,932 for the year ended June 30, 2014.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United Therapeutics” or “United”) and CHA Bio&Diostech (“CHA”) agreements, and from grants to support its research and development activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

c.	Since December 10, 2007, the Company’s shares of common stock have been traded on the NASDAQ Capital Market under the symbol "PSTI".

On December 19, 2010, the Company’s shares began trading also on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

d.	License Agreements:

United Agreement
On June 19, 2011, the Company entered into an exclusive license agreement (the “United Agreement”) with United Therapeutics for the use of the Company's PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension (“PAH”).  The United Agreement provides that United Therapeutics will receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The United Agreement further provides for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which includes a $5,000 non-refundable upfront payment and a $2,000 advance payment on the development; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company's expenses if the Company establishes a GMP manufacturing facility in North America; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties at a mid-single digit percent and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.
The United Agreement became effective on August 2, 2011, and will continue until the later of a few events, including termination of all patents relating to the collaboration, upon certain government action or if the parties do not develop any product under the United Agreement.  United may unilaterally terminate the United Agreement at any time and without cause.  In such event, United Therapeutics shall pay the Company certain costs and expenses of winding down any non-cancellable commitments made by the Company prior to the date of termination and cease all development activities in connection with the United Agreement.

CHA Agreement
On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA, for conducting clinical trials and commercialization of Pluristem's PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia, and Intermediate Claudication (the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications, CHA will bear the costs of conducting the clinical trials for the agreed upon indications, and the Company will continue to retain nights to its proprietary manufacturing technology and cell-related intellectual property.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL (CONT.)

The first clinical study to be performed as part of the CHA Agreement will be a Phase II trial in Intermittent Claudication. This study was approved in November 2013 by South Korea’s Ministry of Food and Drug Safety.

Upon the first regulatory approval for a PLX product in South Korea, for the specified indications, Pluristem and CHA will establish an equally owned joint venture. The purpose of the joint venture will be to commercialize PLX cell products in South Korea.

Pluristem will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

In addition, and as contemplated by the CHA Agreement, in December 2013, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 2,500,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414. The investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320 – “Investments - Debt and Equity Securities” (Note 3). The CHA Agreement contains customary termination provisions, including in the event the parties do not reach an agreement upon development plan for conducting the clinical trials. Upon termination of this CHA Agreement, the license granted thereunder will terminate and all rights included therein will revert to the Company, whereupon the Company will be free to enter into agreements with any other third parties for the granting of a license in or outside South Korea or to deal in any other manner with such rights as it shall see fit at its sole discretion.

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

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term investments. Deposits are presented at their cost which approximates market values including accrued interest. Interest on deposits is recorded as financial income.

f.	Restricted cash and short-term deposits

Short-term restricted deposits and restricted cash used to secure derivative transactions are presented at cost.

g.	Long-term restricted deposits

Long-term restricted deposits with maturities of more than one year used to secure operating lease agreement are presented at cost which approximates market values including accrued interest.

h.	Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC 320-"Investments – Debt and Equity Securities". The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported at "accumulated other comprehensive income (loss)" in the statement of changes in stockholders' equity.

Realized gain and loss on sales of marketable securities are included in the Company's "Financial income, net" and are derived using the specific identification basis for determining the cost of marketable securities. The amortized cost of available for sale marketable securities is adjusted for amortization of premiums and accretion of discount to maturity. Such amortization, together with interest on available for sale marketable securities, is included in the "Financial income, net".

The Company recognizes an impairment charge when a decline in the fair value of its available-for-sale marketable securities below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the investment’s financial condition and the near-term prospects of the issuer. ASC 320-10-35, “Investments - Debt and Equity Securities”, requires another-than-temporary impairment for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors (provided that the Company does not intend to sell the security and it is not more likely than not that it will be required to sell it before recovery). For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in "financial income, net", in the statement of operations and is limited to the amount related to credit loss, while impairment related to other factors is recognized in other comprehensive income (loss).

During 2014, 2013 and 2012, no impairment losses been identified.

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

Pursuant to ASC 605-25, each deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

The Company received an up-front, non-refundable license payment of $5,000. Additional payments totaling $37,500 are subject to the achievement of certain regulatory milestones by United Therapeutics.

Since the deliverables in the United Agreement do not have stand-alone value, none of them qualifies as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000 is deferred and recognized on a straight line basis over the related performance period which is the development period in accordance with Staff Accounting Bulletin (“SAB”) 104, "Revenue Recognition". The remaining performance period is 8.5 years as of June 30, 2014.

The additional regulatory milestones payments will be recognized upon the achievement of futures events by United Therapeutics, in accordance with ASC 450-30-25, “Gain Contingencies". As of June 30, 2014, no regulatory millstones were achieved.

The Company also received an advanced payment for the development, of $2,000 that will be deductible against development expenses as it incurred. The upfront payment which was received and has not yet fully recognized in the statement of operations, is included in the balance sheet as advance payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United Therapeutics according to the applicable license agreement. The Company is deducting the payments from its research and development expenses in accordance with ASC 730-20, "Research and Development Agreements". As of June 30, 2014, the Company deducted an amount of approximately $1,753.

j.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-15
Computers and peripheral equipment	33
Office furniture and equipment	6-15
Vehicles	15
Leasehold improvements	The shorter of the expected useful life or the reasonable assumed term of the lease.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

k.	Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2014, 2013 and 2012, no impairment losses been identified.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (“ASC 718”) and ASC 505-50 "Equity-Based Payments to Non-Employees". ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

During fiscal years 2014, 2013 and 2012 there were no options grants to employees or directors.

The assumptions below are relevant to restricted shares units granted in 2014, 2013 and 2012:
In accordance with ASC 718, restricted shares or restricted shares units are measured at their fair value. All restricted shares and restricted shares units to employees, directors and non-employees granted in 20142013 and 2012 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

The expected pre-vesting forfeiture rate affects the number of exercisable shares. Based on Company’s historical experience, the pre-vesting forfeiture rate per grant for shares granted to employees is 7% for year ended June 30, 2014 and 2013 and 5% for the year ended June 30, 2012, and 0% for the options and shares granted to directors and officers and consultants of the Company.

The fair value of all restricted shares and restricted shares units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of share granted during years 2014, 2013 and 2012 was $3.53, $3.43 and $2.54, respectively.

m.	Research and Development expenses and grants

Research and development expenses, net of participations, are charged to the statement of operations as incurred.

Research and development grants from the government of Israel and other parties for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the cost incurred and applied as a deduction from research and development costs.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

n.	Loss per share

Basic and dilutive net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. All outstanding stock options and unvested restricted stock units have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

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

The Company invests its surplus cash in cash deposits and marketable securities in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

The Company holds an investment portfolio consisting of corporate bonds, government bonds, stocks and index linked notes. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2014, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2014. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

q.	Severance pay

The Subsidiary's liability for severance pay is calculated pursuant to Israeli Severance Pay Law, 1963 (the “Severance Pay Law”)  based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Since November 2011, the Company’s agreements with new employees in Israel, are subject to Section 14 of the Severance Pay Law. The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of employment, no additional calculations is conducted between the parties regarding the matter of severance pay and no additional payments is made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

Severance expenses for the years ended December 31, 2014, 2013 and 2012, were $534, $329 and $275, respectively.

r.	Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term and restricted bank deposits, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

The Company measures its investments in marketable securities and derivative instruments at fair value under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.; and

Level 3 - Unobservable inputs for the asset or liability.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company categorized each of its fair value measurements in one of these three levels of hierarchy.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

s.	Derivative financial instruments

The Company uses forward contracts and options strategies (“derivative instruments”) primarily to manage exposure to foreign currency. The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Cash Flow Hedges. The Company entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in New Israeli Shekels (NIS). The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “Financial income, net”, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of June 30, 2014, the Company had forward contracts in place to hedge future payroll and related expenses in NIS of approximately $2,820, with fair value of approximately $24. The net unrealized gain on the effective portion of these cash flow hedges was $23. The net gain realized in statement of operations during the year ended June 30, 2014, resulting from the cash flow hedge transactions,  amounted to approximately $48. The forward contracts on the Company’s future NIS payroll and related expenses will settle by December 2014. On June 30, 2013, the Company did not have contracts designated and qualifies as cash flow hedge.

Fair Value Hedges. The Company entered into forward contracts designated as fair value hedges to hedge foreign currency risks for its investment denominated in currencies other than the U.S. dollar. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). Gains and losses on these contracts are recognized in "Financial income, net", along with the offsetting losses and gains of the related hedged items.

In connection with the investment in CHA shares (see Note 1d), an available-for-sale marketable security denominated in Korean Won, the Company entered into a forward contract to hedge against the foreign currency risk between the Korean Won and the U.S. dollar. The notional principal of this contract is $11,000 as of June 30, 2014 with fair value of approximately $(889).

The changes in fair value of the available-for-sale CHA shares attributable to the foreign currency risk being hedged are reflected in the statement of operations in "Financial income, net" (not in other comprehensive income). Other changes in fair value of the available-for-sale CHA shares continue to follow ASC 320-“Investments-Debt and Equity Securities”, accounting and are reflected in other comprehensive income.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The net gains (losses) recognized in “Financial income, net” during the year ended June 30, 2014, 2013 and 2012 were ($70), $231 and ($145), respectively.

t.	Comprehensive income:

The Company accounts for comprehensive income (loss) in accordance with ASC No. 220, “Comprehensive Income”. Comprehensive income generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive income relate to gains and losses on cash flow hedging derivative instruments and unrealized gains and losses on available for sale marketable securities.

	Year ended June 30, 2014
	Unrealized gains on marketable securities	Unrealized gains on cash flow hedges	Total
Beginning balance	$259	$-	$259
Other comprehensive income before reclassifications	3,404	23	3,427
Amounts reclassified from accumulated other comprehensive loss	(727)	-	(727)
Net current-period other comprehensive income	2,677	23	2,700
Ending balance	$2,936	$23	$2,959

u.	Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), "Revenue from Contracts with Customers". ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of June 30, 2014, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2014				June 30,2013
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$18,881	$2,522	$(23)	$21,380	$4,023	$234	$(180)	$4,077
Government debentures – fixed interest rate	97	9	-	106	329	21	-	350
Corporate debentures – fixed interest rate	452	54	-	506	508	30	(9)	529
	$19,430	$2,585	$(23)	$21,992	$4,860	$285	$(189)	$4,956
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,595	98	(1)	2,692	1,602	49	(12)	1,639
Corporate debentures – fixed interest rate	4,906	263	(5)	5,164	4,976	162	(77)	5,061
	$7,501	$361	$(6)	$7,856	$6,578	$211	$(89)	$6,700
Available-for-sale - matures after five years through ten years:
Government debentures – fixed interest rate	-	-	-	-	955	45	(14)	986
Corporate debentures – fixed interest rate	94	19	-	113	789	29	(19)	799
	$94	$19	$-	$113	$1,744	$74	$(33)	$1,785
Total	$27,025	$2,965	$(29)	$29,961	$13,182	$570	$(311)	$13,441

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2014 and June 30, 2013, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2014	$851	$(17)	$463	$(12)
As of June 30, 2013	$5,122	$(302)	$32	$(9)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the year ended June 30, 2014.

As of June 30, 2014 and 2013, interest receivable amounted to $98 and $20 respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2014			June 30, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$20,530	$9,431	-	$6,311	$7,130	-
Foreign currency derivative instruments	-	(842)	-	-	93	-
Total	$20,530	$8,589	$-	$6,311	$7,223	$-

	June 30, 2014		June 30, 2013
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as cash flow hedge instruments	Other current assets	$24	-	$-

Derivatives not designated as hedge instruments	Other current assets	23	Other current assets	93

Derivatives designated as fair value hedge instruments	Other current liabilities	(889)	-	-

Total		$(842)		$93

NOTE 5:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2014	2013
Cost:
Laboratory equipment	$6,088	$5,709
Computers and peripheral equipment	708	535
Office furniture and equipment	611	534
Leasehold improvements	7,453	7,369
Vehicles	95	68
Total Cost	14,955	14,215
Accumulated depreciation:
Laboratory equipment	2,042	1,306
Computers and peripheral equipment	430	280
Office furniture and equipment	176	91
Leasehold improvements	1,475	642
Vehicles	9	30
Total accumulated depreciation	4,132	2,349
Property and equipment, net	$10,823	$11,866

Depreciation expenses amounted to $1,902, $1,033 and $435 for the years ended June 30, 2014, 2013 and 2012, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6:-OTHER ACCOUNTS PAYABLE

	June 30,
	2014	2013
Accrued payroll	$424	$353
Payroll institutions	302	324
Accrued vacation	673	506
Advanced payment from lessor	89	89
Derivatives designated as a fair value hedge instruments	889	-
Other payables	14	-
	$2,391	$1,272

NOTE 7:-COMMITMENTS AND CONTINGENCIES

a.
The facilities of the Subsidiary are rented under operating lease agreements, which expire on various dates, the latest of which is in 2017. In January 2013 the Subsidiary received from the lessor a non-refundable payment, which payment represents the lessor participation in the leasehold improvements, of approximately $816. The payment is deductible against lease expenses as it is incurred. The lessor upfront payment is included the in balance sheet as advance payment and recognized as a deduction from lease expenses over the lease term.

The Company recognizes rent expense, net of lessor participation, under such arrangements on a straight-line basis over the lease term.

As of June 30, 2014 aggregate minimum lease commitments under non-cancelable operating lease agreements are as follows:

Year ending June 30,
2015	$667
2016	497
2017	349
Total	$1,513

Lease expenses amounted to $720, $678 and $382 for the years ended June 30, 2014, 2013 and 2012, respectively.

The Subsidiary has issued a bank guarantee in favor of the lessors for $388.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7:-COMMITMENTS AND CONTINGENCIES (CONT.)

b.	The Subsidiary leases several motor vehicles under operating lease agreements, which expire in various dates during years 2014 through April 2017.

As of June 30, 2014, future aggregate minimum lease commitments under non-cancelable operating lease agreements are as follows:

Year ending June 30,
2015	$140
2016	85
2017	26
Total	$251

Lease expenses amounted to $244, $215 and $176 for the years ended June 30, 2014, 2013 and 2012, respectively.

c.	An amount of $4,805 of cash and deposits was pledged by the Subsidiary to secure the hedging transactions, credit line and Bank guarantees.

d.
Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by a governmental committee of the OCS are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3% to 4% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2014, total grants obtained aggregated to approximately $14,125. Through June 30, 2014, total royalties paid and accrued amounted to $53. As of June 30, 2014, the Company's contingent liability in respect to royalties to the OCS amounted $14,072, not include LIBOR interest as described above.

NOTE 8: - STOCKHOLDERS' EQUITY

The Company's authorized common stock consists of 200,000,000 shares with a par value of $0.00001 per share.  All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

The Company's authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.  No shares of preferred stock have been issued.

a.
From July 2011 through June 2012, a total of 406,783 warrants were exercised via “cashless” exercise, resulting in the issuance of 168,424 shares of common stock to investors of the Company.  In addition 355,411 warrants were exercised for cash and resulted in the issuance of 355,411 shares of common stock to investors of the Company. The aggregate cash consideration received was $556.

b.
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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - STOCKHOLDERS' EQUITY (CONT.)

c.
From July 2013 through June 2014, a total of 2,517,907 warrants were exercised via “cashless” exercise, resulting in the issuance of 1,469,584 shares of common stock to investors of the Company.  In addition, 1,432,584 warrants were exercised for cash and resulted in the issuance of 1,432,584 shares of common stock to investors of the Company. The aggregate cash consideration received was $1,968. From July 2013 through June 2014, a total of 65,000 warrants were exercised via a “cashless” exercise, resulting in the issuance of 36,970 shares of common stock to a consultant of the Company.

d.	As part of the agreement for building the new Company's facility with Biopharmax Group Ltd. ("Biopharmax"), the Company issued 1,500,000 shares of common stock to Biopharmax during fiscal year 2012.

e.
In December 2013, as part of the CHA Agreement, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 2,500,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414 (see Note 1d).

f.
On September 19, 2012, the Company closed a firm commitment underwritten public offering of 8,000,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of the Company's common stock and one warrant to purchase 0.35 shares of common stock, at a purchase price of $5.00 per share. The warrants sold in the offering became exercisable on March 19, 2013 and expire on September 19, 2017. The Company has also granted the underwriters a 30-day option to purchase up to 1,200,000 shares of common stock and/or warrants to purchase up to 420,000 shares of common stock. As of September 24, 2012 the underwriters fully exercised their option. The aggregate net proceeds to the Company from the offering, including from the exercise in full of the option, were $34,106, before the exercise of any warrants and after deducting underwriting commissions and discounts and offering expenses of the Company. The warrants can be exercised only for full shares of common stock.  As to any fraction of a share which the warrant holder would otherwise be entitled to purchase upon such exercise, the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the fair market value less the exercise price.

g.
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

During the year ended June 30, 2014, the Company issued 2,596,032 shares of common stock for aggregate consideration of approximately $ 10,644, net of issuance costs of $195, under the ATM Agreement.

On September 11, 2014, the Company notified the underwriter of the termination of the ATM Agreement.

Options, warrants and restricted stock units to employees, directors and consultants:

The Company has approved incentive option plan from 2005 (the “Plan”).  Under the Plan, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of June 30, 2014, the number of shares of common stock authorized for issuance under the Plan amounted to 13,256,713. As of June 30, 2014, 1,205,080 shares are available for future grant under the Plan.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - STOCKHOLDERS' EQUITY (CONT.)

Options, warrants and restricted stock units to employees, directors and consultants:

a.	Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plans is as follows:

	Year ended June 30, 2014
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,958,156	$4.03
Options exercised	(15,000)	$0.83
Options forfeited	(81,057)	$11.59
Options outstanding at end of the period	1,862,099	$3.73	3.13	$1,046
Options exercisable at the end of the period	1,862,099	$3.73	3.13	$1,046
Options vested	1,862,099	$3.73	3.13	$1,046

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s common stock.

b.	Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Year ended June 30, 2014
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	315,500	$4.44
Options granted	3,000	$0.00
Options and warrants exercised	(66,500)	$1.39
Options and warrants outstanding at end of the period	252,000	$5.19	3.96	$331
Options and warrants exercisable at the end of the period	251,000	$5.21	3.93	$328
Options and warrants vested and expected to vest	252,000	$5.19	3.96	$331

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - STOCKHOLDERS' EQUITY (CONT.)

Options, warrants and restricted stock units to employees, directors and consultants:

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Year ended June 30,
	2014	2013	2012

Research and development expenses	$11	$26	$19
General and administrative expenses		-	37
	$11	$26	$56

Future expenses related to options and warrants granted to consultants for an average time of approximately 3 months are $1.

c.	Restricted stock units to employees and directors:

The following table summarizes the activities for unvested restricted stock units granted to employees and directors for the year ended June 30, 2014:

Number

Unvested at the beginning of period	1,660,525
Granted	1,256,940
Forfeited	(44,183)
Vested	(1,283,850)
Unvested at the end of the period	1,589,432
Expected to vest after June 30, 2014	1,522,024

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Year ended June 30,
	2014	2013	2012
Research and development expenses	$1,172	$711	$1,163
General and administrative expenses	4,390	1,529	3,487
	$5,562	$2,240	$4,650

Future expenses related to restricted stock units granted to employees and directors for an average time of approximately two years is $2,447.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - STOCKHOLDERS' EQUITY (CONT.)

Options, warrants and restricted stock units to employees, directors and consultants (cont.):

d.	Restricted stock units to consultants:

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the year ended June 30, 2014:

Number
Unvested at the beginning of period	-
Granted	84,565
Vested	(69,315)
Unvested at the end of the period	15,250

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Year ended June 30,
	2014	2013	2012
Research and development expenses	$201	$255	$201
General and administrative expenses	77	278	20
	$278	$533	$221

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - STOCKHOLDERS' EQUITY (CONT.)

Summary of warrants and options:

The following table sets forth a summary of all the warrants and options outstanding as of June 30, 2014:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)
Warrants:	$1.40	474,322	474,322	0.82
	$1.50	878,174	878,174	0.06
	$1.60	131,221	131,221	0.78
	$1.80	727,401	727,401	0.30
	$1.90	43,103	43,103	0.08
	$4.20	5,060,000	5,060,000	2.09
	$5.00	3,219,983	3,219,983	3.22
Total warrants		10,534,204	10,534,204

Options:	$0.00	101,000	100,000	5.19
	$0.62	398,500	398,500	4.25
	$1.04	30,000	30,000	4.16
	$2.97	20,000	20,000	3.86
	$3.50	900,000	900,000	2.58
	$3.72	15,000	15,000	2.49
	$3.80	16,050	16,050	2.53
	$4.00	42,500	42,500	2.30
	$4.38 - $ 4.40	417,299	417,299	3.28
	$6.80	36,250	36,250	3.37
	$8.20	30,000	30,000	2.40
	$20.00	107,500	107,500	2.88
Total options		2,114,099	2,113,099
Total warrants and options		12,648,303	12,647,303

This summary does not include 1,604,682 restricted stock units that are not vested as of June 30, 2014.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:-FINANCIAL INCOME, NET

	Year ended June 30,
	2014	2013	2012

Foreign currency translation differences, net	$407	$497	$(98)
Bank commissions	(36)	(29)	(12)
Interest income on deposits	246	539	575
Gain (Loss) related to marketable securities	384	(79)	89
Gain (loss) from derivatives	(83)	140	(317)

	$918	$1,068	$237

NOTE 10:-TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	Pluristem Therapeutics Inc. is taxed under U.S. tax laws.
2.	Pluristem Ltd. is taxed under Israeli tax laws.

B.	Tax assessments:

The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2009.

C.	Tax rates applicable to the Company:-

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 35%, excluding state tax and local tax if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

2.	The Subsidiary:

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2012, 2013 and 26.5% in 2014.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

Tax Benefits Under the Law for Encouragement of Capital Investments.

According to the Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"), the Subsidiary is entitled to various tax benefits due to "Beneficiary Enterprise" status granted to its enterprise, as implied by the Encouragement Law. The principal benefits by virtue of the Encouragement Law are:

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

Under the 2007 Program "Alternative Track", the Subsidiary, which was located in a National Priority Zone "B" with respect to the year 2007, is tax exempt in the first six years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of one to four years for the remaining benefit period (dependent on the level of foreign investments).

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-TAXES ON INCOME (CONT.)

C.	Tax rates applicable to the Company: (cont:)

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

Amendment to the  Encouragement Law:

Effective January 2011, the Knesset (Israeli parliament) enacted a reform to the Encouragement Law. According to the reform a flat rate tax would apply to companies eligible for the “Preferred Enterprise” status. In order to be eligible for a Preferred Enterprise status, a company must meet minimum requirements to establish that it contributes to the country’s economic growth and is a competitive factor for the Gross Domestic Product (a competitive enterprise).

Israeli companies which currently benefit from an Approved or Privileged Enterprise status and meet the criteria for qualification as a Preferred Enterprise can elect to apply the new Preferred Enterprise benefits by waiving their benefits under the Approved and Privileged Enterprise status.

Benefits granted to a Preferred Enterprise include reduced tax rates. Following the enactment of the National Priorities Law, effective January 1, 2014, the reduced tax rate is 9% in the Development Area A regions and 16% in other regions. Preferred Enterprises in peripheral regions are also eligible for Investment Center grants, as well as the applicable reduced tax rates.

A distribution from a Preferred Enterprise out of the “Preferred Income” through December 31, 2013, was subject to 15% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates) and effective January 1, 2014, subject to 20% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates).

A distribution from a Preferred Enterprise out of the “Preferred Income” would be exempt from withholding tax for an Israeli-resident company.

The Subsidiary did not apply the Amendment. The Subsidiary may choose to apply the Amendment in the future.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-TAXES ON INCOME (CONT.)

D.	Carryforward losses for tax purposes

As of June 30, 2014, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $22,730. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2022 and 2034.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2014, in the amount of approximately $48,340, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	June 30,
	2014	2013
Deferred tax assets:
U.S. net operating loss carryforward	$7,955	$7,106
Israeli net operating loss carryforward	12,810	8,543
Allowances and reserves	237	156

Total deferred tax assets before valuation allowance	21,002	15,805
Valuation allowance	(21,002)	(15,805)

Net deferred tax asset	$-	$-

As of June 30, 2014 and 2013, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2014 and 2013, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

D.	Carryforward losses for tax purposes: (cont. :)

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2012, 2013 and 2014, the main reconciling item of the statutory tax rate of the Company (25% to 35% in 2012, 2013 and 2014) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands of dollars except share and per share data).

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Revenues	$95	$95	$95	$94
Gross profit	92	92	92	92
Operating expenses	4,952	7,082	9,379	6,805
Operating loss	4,860	6,990	9,287	6,713
Net loss	4,755	6,705	9,276	6,196
Basic and diluted net loss per share	0.08	0.11	0.14	0.09

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Revenues	$195	$195	$194	$95
Gross profit	189	189	188	93
Operating expenses	4,379	5,073	6,121	7,309
Operating loss	4,190	4,884	5,933	7,216
Net loss	3,995	4,490	5,680	6,990
Basic and diluted net loss per share	0.08	0.08	0.10	0.12

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and Chief Financial Officer (CFO) (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2014, our internal control over financial reporting was effective.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited our consolidated financial statements included elsewhere in this Annual Report, has also issued an attestation report on our internal control over financial reporting, which is included elsewhere in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of June 30, 2014, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	President (until February 2014) CEO, Director and Chairman of the Board of Directors	60	September 26, 2005 November 21, 2005 April 3, 2006
Yaky Yanay	CFO, Secretary and Executive Vice President (until February 2014) President and COO	43	November 1, 2006 March 17, 2013 February 4, 2014
Boaz Gur-Lavie	CFO, Secretary	41	February 4, 2014
Nachum Rosman	Director	68	October 9, 2007
Doron Shorrer	Director	61	October 2, 2003
Hava Meretzki	Director	45	October 2, 2003
Isaac Braun	Director	61	July 6, 2005
Israel Ben-Yoram	Director	53	January 26, 2005
Mark Germain	Director	64	May 17, 2007
Moria Kwiat	Director	35	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served since then as CEO and until February 2014 as President of the Company.  He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held positions of CEO and Chairman positions in companies in Israel, the United States, Europe, Japan and Korea.  Mr. Aberman operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the Chairman of Rose Hitech Ltd., a private investment company. He served in the past as the Chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to that, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Prior to his service with the Company, Mr. Aberman served as President and CEO of Netect Ltd., specializing in the field of internet security software and was the Co-Founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd.

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

Yaky Yanay

Mr. Yaky Yanay was appointed as Pluristem’s President and COO in February 2014.  Until February 2014, he served as Pluristem’s Chief Financial Officer and Secretary since November 2006, and Executive Vice President since March 2013.   Prior to joining Pluristem, Mr. Yanay was the Chief Financial Officer of Elbit Vision Systems Ltd., a public company. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.  Mr. Yanay founded and served as Chairman of the “The Life Science Forum” in Israel and he is a member of the board of directors of Israel Advanced Technologies Industries (IATI), the largest umbrella organization in Israel for companies, organizations, and individuals in the high tech and life science sectors. Mr. Yanay holds a bachelor’s degree with honors in business administration and accounting and is a Certified Public Accountant in Israel.

Boaz Gur-Lavie

Boaz Gur-Lavie was appointed to the position of CFO and Secretary in February 2014. Prior to joining Pluristem, Mr. Gur-Lavie was CFO of Abbott Informatics Division, responsible for different Abbott Informatics brands and STARLIMS, a global software organization which helps laboratories optimize data accessibility, integrity, defensibility and long-term value. Before that, he served as VP Finance of STARLIMS, a software company that had been traded on the NASDAQ and Tel-Aviv Stock Exchange prior to being acquired by Abbott. Mr. Gur-Lavie previously served as assistant controller at ECI Telecom. Prior to that he served as a senior manager on the ERS team of Deloitte Israel. He also served as a lecturer at Ben Gurion University. Mr. Gur-Lavie holds a Master’s Degree in finance and a Bachelor’s Degree in economy and accounting from the University of Ben-Gurion. He is a Certified Public Accountant in Israel.

Nachum Rosman

Mr. Rosman became a director of the Company in October 2007. He provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations.  Mr. Rosman also serves as a director at several privately held companies.  Throughout his career, Mr. Rosman held CEO and CFO positions in Israel, the United States and England.  In these positions he was responsible, among other things, for finance management, fund raising, acquisitions and technology sales.

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

Hava Meretzki

Ms. Meretzki became a director of the Company in October, 2003. Ms. Meretzki is an attorney and is a partner in Meretzki law firm in Haifa, Israel.  Ms. Meretzki specializes in civil, trade and labor law, and is presently the Chairman of the National Council of the Israel Bar Association. Ms. Meretzki received a Bachelors Degree in Law from the Hebrew University in 1991 and was admitted to the Israel Bar Association in 1993.

We believe that Ms. Meretzki’s qualifications to sit on our Board include her years of experience with legal and corporate governance matters.

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

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012.  Dr. Kwiat holds a B.Sc and an M.Sc. in Biotechnology from Tel Aviv University, and a Ph.D. from the Tel Aviv University Center for Nanoscience and Nanotechnology. Dr. Kwiat served as a teaching assistant at Tel Aviv University from 2003 through 2012. Currently, Dr. Kwiat is a postdoc fellow at the Faculty of Chemistry of Tel Aviv University, working on the development of new generation of biosensors based on nano-materials.

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

Our Audit Committee held six meetings from July 1, 2013 through June 30, 2014 (Fiscal 2014).

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

Our Compensation Committee held three meetings during Fiscal 2014.  The Compensation Committee did not receive advice from or retain any consultants during Fiscal 2014.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2014, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our CEO (being our principal executive officer) and our CFO (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is posted on our Internet website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2014, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our CEO and other executive officers.  Our named executive officers for Fiscal 2014 are those three individuals listed in the "2014 Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report.

At our 2013 shareholders meeting, we provided our shareholders with the opportunity to cast an advisory vote on executive compensation. Over 84% of the votes cast on this "2013 say-on-pay vote" were voted in favor of the proposal. We have considered the 2013 say-on-pay vote and we believe that overwhelming support from our shareholders for the 2013 say-on-pay vote proposal indicates that our shareholders are supportive of our approach to executive compensation. At our 2013 shareholders meeting, our shareholders also voted in favor of the proposal to hold say-on-pay votes every two years. Consequently, there was no say-on-pay vote in fiscal year 2014, and the next say-on-pay vote will be at our 2015 shareholder meeting. We will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our named executive officers.

A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

•	attract, hire, and retain talented and experienced executives;
•	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;
•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success and the tenure of each team member as a factor in achieving such success;
•	focus executive behavior on achievement of our corporate objectives and strategy;
•	build a mechanism of "pay for performance"; and
•	align the interests of management and shareholders by providing management with longer-term incentives through equity ownership.

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

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2014, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution. With respect to Mr. Boaz Gur-Lavie, our new CFO, the Compensation Committee considered, among other factors, the compensation levels for executives in similar positions in other biotech companies in Israel as well as companies that compete with us around the world, Mr. Gur-Lavie’s experience and acquaintance with the space we operate in and complimentary capabilities he brings to our existing management team.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for our named executive officers, from time to time but not less than once a year.  The Compensation Committee also takes into consideration the CEO's recommendations for executive compensation of the COO and the CFO. The CEO generally presents these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

Base Salary

The Compensation Committee performs a review of base salaries / monthly compensation for our named executive officers from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration their understanding of the compensation practices of comparable companies (based on size and stage of development), especially in Israel, where our named executive officers reside; independent third party market data such as compensation surveys to industry, including information relating to peer companies; individual experience and performance adjusted to reflect individual roles; and contribution to our clinical, regulatory, commercial and operational performance.  In determining the base salary of our new CFO, the Compensation Committee considered, among other factors, the salary levels for CFOs in other biotech companies in Israel and in our competitors around the world, as well as Mr. Gur-Lavie’s experience and acquaintance with the space we operate in and complimentary capabilities he brings to our existing management team.  None of the factors above has a dominant weight in determining the compensation of our executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation.  In addition, our Compensation Committee may, from time to time, use comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.  We may also change the base salary / monthly compensation of an executive officer at other times due to market conditions, as we did in our fiscal year ended June 30, 2011, when our CEO and COO participated in a voluntary reduction of their compensation. We believe that a competitive base salary / monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries / monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives' performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility, Company progress or on changed local and specific executive employment market conditions. In Fiscal 2014 (as well as in the fiscal year ended June 30, 2013), our CEO’s and CFO’s salaries and monthly compensation did not change from the previous year as we believe they do not deviate materially from the range of salaries received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel.  We did not conduct any analysis of salaries and monthly compensation received by our executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel in the fiscal year ended June 30, 2013 and Fiscal 2014.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies, such as United, and entering into licensing agreements with such companies, such as the United Agreement or our agreement with CHA.  Therefore, in order to reward our CEO and COO, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals (e.g., the United Agreement). This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. The performance based bonus percentages are as follows: Mr. Zami Aberman – 1.5% of amounts received by us from non dilutive funding and strategic deals, and Mr. Yaky Yanay – 1% of such amounts. The difference in the percentage of the performance based bonus was determined based on the Compensation Committee's assessment of the contribution and role of each of them in completing the licensing and strategic agreements. In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion.  For instance, in fiscal year 2013, the Compensation Committee resolved, subject to Board approval, the each of Mr. Aberman and Mr. Yanay will be entitled to a cash bonus in the gross amount of $75,000 due to our performance and achievements, including entering into the TA 100 index, closing of a financing round and completion of the manufacturing facility according to plans.  We paid no bonuses to our named executive officers in fiscal year 2014.

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

RSU awards provide our executive officers with the right to purchase shares of our common stock at a par value of $0.00001, subject to continued employment with our Company and, in the case of our CFO, financial and operational goals achievement. In recent years we granted our executive officers RSU awards.  We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof.  In the past, due to the high volatility of our stock price, options we granted were out of the money, and many of them still are.  In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our executive officers and other employees, directors and consultants.  RSUs generally vest over two years or upon goals achievement. Our CEO and COO are entitled to acceleration of the vesting of their stock options and RSUs in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and RSU and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and RSUs. In addition, our CEO is entitled to an acceleration of 100% of any unvested options and RSUs in the event of change in control. All grants are approved by our Board of Directors.

Benefits and Perquisites

Generally, benefits available to our named executive officers are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our named executive officers with a phone and a Company car which are customary benefits in Israel to managers and officers.  Our CEO and COO are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such executive officer.

In addition, in the event of termination of our CEO’s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate. Our COO may be entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel.  These benefits represent a relatively small portion of the executive officers' total compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

The following table shows the particulars of compensation paid to our CEO, COO and CFO for the fiscal years ended June 30, 2014, 2013 and 2012.  We do not currently have any other executive officers, nor did we during the fiscal years ended June 30, 2014, 2013, and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)(2)	Stock-based Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)

Zami Aberman	2014	524,200	(6)	-	492,000		-	19,347		1,035,547
CEO	2013	488,910	(6)	75,000	1,078,000		-	21,042		1,662,952
	2012	495,623	(6)	-	899,500	(8)	75,000	21,771	(9)	1,491,894
Yaky Yanay	2014	269,969	(7)	-	492,000		-	27,694		789,663
CFO (until February 2014);	2013	251,329		75,000	770,000		-	27,951		1,124,280
COO	2012	253,752		-	642,500	(8)	50,175	27,231		973,658
Boaz Gur-Lavie CFO	2014	129,877		-	203,950		-	18,704		352,531

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           Represents discretionary bonus paid in connection with the performance and achievements of the Company in fiscal 2013.

(3)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2014 included elsewhere in this Annual Report.

(4)           Represents bonus paid in connection with our entry into the United Agreement.

(5)           Represents cost to us in connection with the car and a mobile phone made available to Mr. Aberman, Mr. Yanay and Mr. Gur-Lavie. The Company also pays the tax associated with this benefit which is grossed up and part of the amount in the Salary column in the table above.

(6)           Includes $20,474, $19,728 and $20,208 paid to Mr. Aberman as compensation for services as a director in fiscal 2014, 2013, and 2012, respectively.

(7)           Includes $164,245 paid to Mr. Yanay for his services as our CFO and $105,724 for Mr. Yanay’s services as our COO.

(8)           This amount is different from the amount reported previously in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2012 and the Company’s Proxy Statement filed on March 29, 2013.  The amount previously reported aggregated the stock based awards compensation for both fiscal years 2011 and 2012.  The amount reported herein represents the stock based awards compensation in the fiscal year ended June 30, 2012.

(9)           In the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2012 and the Company’s Proxy Statement filed on March 29, 2013 the amount reported was $0.  This amount was changed in order to include Mr. Aberman’s use of Company car and cell phone, which expense is reported herein.

We have the following written agreements and other arrangements concerning compensation with our executive officers:

(a)
Mr. Aberman is engaged with us as a consultant and receives a monthly consulting fee of $31,250. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. The U.S. dollar rate will be not less then 4.35 NIS per $.  All amounts above are paid plus value added tax.  Mr. Aberman is also entitled to one and a half percent (1.5%) from amounts received by us from non diluting funding and strategic deals.

(b)
Mr. Yanay's monthly salary is 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay is entitled to a bonus of one percent (1.0%) from amounts received by us from non diluting funding and strategic deals.  As of August 2011, Mr. Yanay has been engaged with us as a consultant, in addition to being an employee.  For his services as a consultant he receives a monthly consulting fee.  In addition, he continues to receive salary as an employee, but in an amount that was reduced by the consulting fee so the total cost to us did not change as a result of this change.

(c)	Mr. Gur-Lavie’s monthly salary is 40,000 NIS. In addition, Mr. Gur-Lavie is provided with a cellular phone and a Company car pursuant to the terms of his agreement.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in- control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman’s Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement has been in force as of the second year, but in any event no more than nine years in the aggregate; (ii) Mr. Yanay may be entitled, under Israeli law and practice, to a severance payment that equals a month's salary for each twelve-month period of employment with the Company and (iii) Mr. Gur-Lavie is entitled to severance pay upon termination of employment for any reason, including retirement, based on 8.333% of his monthly base salary, according to section 14 of the Severance Pay Law, 1963.

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

The following table displays the value of what our named executive officers would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2014. Mr. Gur-Lavie is not entitled to any payments upon termination or change-in-control.

Officer	Salary	Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$355,857	$448,500	(2)	$804,357
Terminated due to discharge of officer	$355,857	$897,000	(3)	$1,252,857
Change in control		$897,000	(3)	$897,000

Yaky Yanay
Terminated due to officer resignation	$119,173	$370,500	(2)	$489,673
Terminated due to discharge of officer	$119,173	$741,000	(3)	$860,173

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2014 of $3.12 per share and the applicable purchase price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2014:

Name & Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock and Option Awards ($)
Zami Aberman	12/26/13	150,000	(1)	492,000

Yaky Yanay	12/26/13	150,000	(1)	492,000

Boaz Gur Lavie	11/04/13	30,000	(2)	97,800
	02/04/14	27,500	(3)	106,150

(1)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests over a two-year period from the date of grant, as follows: 37,500 RSUs vested on June 26, 2014 and 112,500 RSUs vest in six installment of 18,750 shares on each of September 26, 2014, December 26, 2014, March 26, 2015, June 26, 2015 and December 26, 2015.

(2)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. The grant vests as follows: 4,500 RSUs vested on November 5, 2013, 3,000 RSUs vested on May 4, 2014, and 7,500 RSUs vest in two installment of 3,750 shares on each of August 4, 2014 and November 4, 2014. 15,000 RSUs will vest upon achievement of certain operational and financial goals.

(3)
Grant of RSUs was made pursuant to our 2005 equity incentive plan. 5,000 RSUs vests over a two-year period from the date of grant, as follows: 1,250 RSUs vested on August 4, 2014 and  3,750 RSUs vest in six installment of 6,25 shares on each of November 4, 2014,  February 4, 2015, May 4, 2015, August 4, 2015, November 4, 2015 and February 4, 2016. 22,500 RSUs will vest upon achievement of certain operational and financial goals.

Outstanding Equity Awards at the End of Fiscal 2014

The following table presents the outstanding equity awards held as of June 30, 2014 by our executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Zami Aberman	22,500	-	4.40	1/16/2016	-	-
	30,000	-	4.00	10/30/2016	-	-
	250,000	-	3.50	1/23/2017	-	-
	105,000	-	4.38	12/25/2017	-	-
	110,000	-	0.62	10/30/2018	-	-
	-	-	-	-	175,000 (1)	$546,000
	-	-	-	-	112,500 (2)	$351,000
Yaky Yanay	62,500	-	4.38	12/25/2017	-	-
	12,500	-	4.00	9/17/2016	-	-
	50,000	-	3.50	1/23/2017	-	-
	55,000	-	0.62	10/30/2018	-	-
	-	-	-	-	125,000 (3)	$390,000
	-	-	-	-	112,500 (4)	$351,000
Boaz Gur-Lavie	-	-	-	-	14,750 (5)	$46,020
	-	-	-	-	26,000 (6)	$81,120

(1)	175,000 restricted shares vest in four installments of 43,750 shares on each of September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

(2)	112,500 restricted shares vest in six installments of 18,750 shares on each of September 26, 2014, December 26, 2014, March 26, 2015, June 26, 2015, September 26, 2015 and December 26, 2015.

(3)	125,000 restricted shares vest in four installments of 31,250 shares on each of September 27, 2014, December 27, 2014, March 27, 2015 and June 27, 2015.

(4)	112,500 restricted shares vest in six installments of 18,750 shares on each of September 26, 2014, December 26, 2014, March 26, 2015, June 26, 2015, September 26, 2015 and December 26, 2015.

(5)	7,500 restricted shares vest in two installments of 3,750 shares on each of August 4, 2014 and November 4, 2014. 7,250 restricted shares will vest upon goals achievement.

(6)
5,000 RSUs vests over a two-year period from the date of grant, as follows: 1,250 RSUs vested on     August 4, 2014 and  3,750 RSUs vest in six installments of 6,25 shares on each of November 4, 2014,  February 4, 2015, May 4, 2015, August 4, 2015, November 4, 2015 and February 4, 2016. 21,000 RSUs will vest upon goals achievement.

Option Exercises and Stock Vested Table

The following table presents the option exercises and stock vested awards during fiscal year 2014 by our executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	-	-	300,000	989,875
Yaky Yanay	-	-	225,000	740,375
Boaz Gur-Lavie	-	-	16,750	63,370

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2014:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)		Total ($)
Mark Germain	16,480	213,200	(2)	229,680
Nachum Rosman	27,342	164,000		191,342
Doron Shorrer	24,936	164,000		188,936
Hava Meretzki	21,854	114,800		136,654
Isaac Braun	23,636	114,800		138,436
Israel Ben-Yoram	28,996	164,000		192,996
Moria Kwiat	23,644	114,800		138,444

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2014 included elsewhere in this Annual Report.

(2)	Includes 30,000 RSUs granted to Mark Germain as an award for his contribution for M&A activities.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. On May 17, 2007, the Board decided that the dollar rate would be not less then 4.25 NIS per dollar. The directors are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals.

During Fiscal 2014 we paid a total of $166,888 to directors as compensation. This amount does not include compensation to Mr. Aberman in his capacity as a director, which is reflected in the Summary Compensation Table for Fiscal 2014 above. As of June 30, 2014, we granted our directors (not including the Chairman) 3,202,145 options, restricted shares and RSUs of which 2,220,704 were exercisable or vested, as the case may be.

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

Other than as described in the preceding four paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of August 25, 2014(unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage
Directors and Named Executive Officers

Zami Aberman CEO, Chairman of the Board and Director	2,007,798	(2)	2.9%

Israel Ben-Yoram Director	311,534	(3)	*

Isaac Braun Director	353,506	(4)	*

Mark Germain Director	539,261	(5)	*

Boaz Gur-Lavie CFO and Secretary	40,500		*

Moria Kwiat Director	31,875		*

Hava Meretzki Director	353,083	(6)	*

Nachum Rosman Director	213,716	(7)	*

Doron Shorrer Director	516,583	(8)	*

Yaky Yanay President and COO	1,062,116	(9)	1.53%

Directors and Executive Officers as a group (10 persons)	5,429,972	(10)	7.7%
_________________
* = less than 1%

(1)  Based on 69,245,762 shares of common stock issued and outstanding as of August 25, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes options to acquire 517,500 shares.

(3)  Includes options to acquire 66,776 shares.

(4)  Includes options to acquire 93,923 shares.

(5)  Includes options to acquire 307,500 shares.

(6)  Includes options to acquire 93,500 shares.

(7)  Includes options to acquire 63,750 shares.

(8)  Includes options to acquire 114,500 shares.

(9)  Includes options to acquire 180,000 shares.

(10)  Includes options to acquire 1,437,449 shares.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted the 2003 Plan.  The 2003 Plan has expired, and we do not grant additional options under it.  Under the 2003 Plan, options were granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. As of today, there are 1,199 options that were granted and still outstanding under the 2003 Plan.

On November 21, 2005, our Board of Directors adopted the 2005 Plan. Under the 2005 Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	2,114,099	(1)	$3.90	1,205,080

(1)
Consists of (i) 2,112,900 options granted under the 2005 Plan; and (ii) 1,199 options granted under the 2003 Plan. As of June 30, 2014, there are 1,205,080 shares of our common stock available for future grant under the 2005 Plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during Fiscal 2014, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board of Directors has determined that Doron Shorrer, Nachum Rosman and Israel Ben-Yoram are "independent" as defined by the rules of the SEC and the NASDAQ rules and regulations.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2014	Twelve months ended on June 30, 2013

Audit Fees	$103,000	$95,000

Audit-Related Fees	None	None

Tax Fees	$5,000	$16,113

All Other Fees	$12,742	$119,883

Total Fees	$120,742	$230,996

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report, the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q and assistance with review of our response to SEC comments on our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Tax Fees. These fees relate to our tax compliance, tax planning and fees relating to obtaining a pre-ruling with the Israeli Tax Authorities.

All Other Fees. These fees were comprised of fees related to assistance in preparation of OCS applications as well as fees related to the ATM Agreement, and review of the registration statement on S-8 that we filed with the SEC in June 2014.

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

PART IV

Item 15.  Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on May 22, 2014 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed June 5, 2014).

3.2	Amended By-laws (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed February 9, 2012).

4.1	Form of Common Stock Purchase Warrant dated October 18, 2010 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 12, 2010).

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

10.3
Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated July 31, 2012 (incorporated by reference to Exhibit 10.3 of our annual report on Form 10-K filed on September 11, 2013).

10.4
Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2012 (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 11, 2013).

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

10.8
Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA Bio&Diostech (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).

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

10.16*	Letter of Approval Number 37245 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.17*	Letter of Approval Number 38481 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.18*	Letter of Approval Number 40100 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.19*	Letter of Approval Number 41702 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.20*	Letter of Approval Number 42075 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.21*	Letter of Approval Number 43729 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.22*	Letter of Approval Number 44056 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.23*	Letter of Approval Number 45703 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.24*	Letter of Approval Number 46927 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.25*	Letter of Approval Number 47578 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.26*	Letter of Approval Number 48070 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.27*	Letter of Approval Number 49845 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.28*	Letter of Approval Number 50435 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.29*	Letter of Approval Number 52103 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

10.30*	Letter of Approval Number 52802 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Boaz Gur-Lavie.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Zami Aberman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Boaz Gur-Lavie.

101 *
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer

Dated:  September 11, 2014

By: /s/ Boaz Gur-Lavie
Boaz Gur-Lavie, Chief Financial Officer

Dated: September 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
Dated:  September 11, 2014

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 11, 2014

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 11, 2014

By: /s/ Mark Germain
Mark Germain, Director
Dated: September 11, 2014

By: /s/ Moria Kwiat
Moria Kwiat, Director
Dated: September 11, 2014

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 11, 2014

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 11, 2014

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 11, 2014

By: /s/ Boaz Gur-Lavie
Boaz Gur-Lavie, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: September 11, 2014