Form 10-Q
period 2014-12-31
PLURISTEM THERAPEUTICS INC
filed 2015-02-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

011-972-74-7108607
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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 70,528,240 shares of common stock issued and outstanding as of January 29, 2015.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5

Interim Condensed Statements of Changes in Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 20

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2014	June 30, 2014
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$6,961	$4,493
Short-term bank deposits		12,582	19,451
Restricted cash and short term bank deposits		691	4,914
Marketable securities	3	25,701	29,961
Account receivable from OCS		158	2,263
Other current assets		1,040	905
Total current assets		47,133	61,987

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		271	304
Severance pay fund		723	901
Property and equipment, net		10,202	10,823
Other long-term assets		9	8
Total long-term assets		11,205	12,036

Total assets		$58,338	$74,023

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2014	June 30, 2014
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,522	$3,465
Accrued expenses		677	915
Deferred revenues		379	379
Advance payment from United Therapeutics		143	247
Other accounts payable		1,452	2,391
Total current liabilities		5,173	7,397

LONG-TERM LIABILITIES

Deferred revenues		2,657	2,847
Accrued severance pay		827	1,068
Other long-term liabilities		544	588
Total long-term liabilities		4,028	4,503

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 70,494,863 shares as of December 31, 2014, 68,601,452 shares as of June 30, 2014		-(* )	-(*	)
Additional paid-in capital		175,776	172,998
Accumulated deficit		(125,990)	(113,834)
Receivables on account of shares		(250)	-
Other comprehensive income (loss)		(399)	2,959
Total stockholders' equity		49,137	62,123

Total liabilities and stockholders' equity		$58,338	$74,023

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$190	$190	$95	$95
Cost of revenues	(7)	(6)	(4)	(3)
Gross profit	183	184	91	92
Research and development expenses	(11,121)	(11,604)	(5,385)	(6,107)
Less participation by the Office of the Chief Scientist and other parties	2,205	3,374	506	1,000
Research and development expenses, net	(8,916)	(8,230)	(4,879)	(5,107)
General and administrative expenses	(3,191)	(3,804)	(1,513)	(1,975)

Operating loss	(11,924)	(11,850)	(6,301)	(6,990)

Financial income (expense), net	(232)	390	56	285

Net loss for the period	$(12,156)	$(11,460)	$(6,245)	$(6,705)

Loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.09)	$(0.11)

Weighted average number of shares used in computing basic and diluted net loss per share	69,610,528	60,379,352	70,070,509	61,510,550

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
Net loss	$(12,156)	$(11,460)	$(6,245)	$(6,705)
Other comprehensive income (loss), net:
Unrealized gain (loss) on derivative instruments	(66)	36	67	36
Changes in unrealized gains (losses) on available-for-sale marketable securities, net	(3,918)	1,028	92	491
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	626	(165)	171	(23)
Other comprehensive income (loss)	(3,358)	899	330	504
Total comprehensive loss	$(15,514)	$(10,561)	$(5,915)	$(6,201)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock				Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	-	$2,959	$(113,834)	$62,123
Exercise of options by employees	3,000		(*	)	2	-	-	-	2
Exercise of warrants by investors and finders	822,734		(*	)	244	-	-	-	244
Stock based compensation to employees, directors and non-employee consultants	767,673		(*	)	1,754	-	-	-	1,754
Issuance of common stock in a private placement	200,000		(*	)	528		-	-	528
Stock based compensation to contractor	100,004		(*	)	250	(250)	-	-	-
Other comprehensive loss, net	-		-		-	-	(3,358)	-	(3,358)
Net loss	-		-		-	-	-	(12,156)	(12,156)

Balance as of December 31, 2014	70,494,863	$	(*	)	$175,776	$(250)	$(399)	$(125,990)	$49,137

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,156)	$(11,460)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,002	937
Loss on property and equipment	-	35
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	145	465
Gain from sale of investments of available-for-sale marketable securities	(197)	(164)
Stock-based compensation to employees, directors and non-employees consultants	1,754	2,336
Decrease (increase) in OCS receivables	2,105	(277)
Decrease (increase) in other accounts receivable	181	(124)
Decrease (increase) in prepaid expenses	(365)	116
Increase (decrease) in trade payables	(772)	488
Decrease in other accounts payable and accrued expenses	(417)	(167)
Decrease in deferred revenues	(190)	(190)
Decrease in advance payment from United Therapeutics	(104)	(96)
Increase in interest receivable on short-term deposits	(14)	-
Linkage differences and interest on short and long-term deposits	65	1
Accrued severance pay, net	(63)	(7)
Net cash used by operating activities	$(9,026)	$(8,107)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(552)	$(1,169)
Repayment of short-term deposits	11,072	7,961
Repayment of (investment in) long-term deposits	3	(3)
Repayment of long-term restricted deposit	-	116
Proceeds from sale of available-for-sale marketable securities	2,409	2,963
Proceeds from redemption of available-for-sale marketable securities	301	583
Investment in available-for-sale marketable securities	(2,513)	(7,904)
Net cash provided by investing activities	$10,720	$2,547

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options and warrants	246	1,179
Proceeds from issuance of common stock in a private placement	528	-
Net cash provided by financing activities	$774	$1,179

Increase (decrease) in cash and cash equivalents	2,468	(4,381)
Cash and cash equivalents at the beginning of the period	4,493	9,007
Cash and cash equivalents at the end of the period	$6,961	$4,626

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$17	$35

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$72	$258
Issuance of common stock under CHA agreement	$-	$10,414

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

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $125,990 through December 31, 2014 and incurred a net loss of $12,156 for the six months ended December 31, 2014.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United”) and CHA Bio&Diostech (“CHA”) agreements, and from grants to support its research and development activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

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

Each party had agreed to hold the other party’s shares for at least one year before selling any of such shares. The restriction period ended in December 2014. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the voting power of the shares issued.

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

Operating results for the three and six month periods ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CON.)

Cash Flow Hedges. The Company entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in New Israeli Shekels (“NIS”). The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “Financial income (expenses), net”, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of December 31, 2014, the Company had forward contracts in place to hedge future payroll and related expenses in NIS of approximately $3,340, with a fair value of approximately $62 presented in “other current liabilities”. The net unrealized loss on the effective portion of these cash flow hedges was $66. The net loss realized in statement of operations during the three and six-month periods ended December 31, 2014, resulting from the cash flow hedge transactions, amounted to approximately $156 and $201, respectively. The forward contracts on the Company’s future NIS payroll and related expenses will settle by June 2015.

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

In connection with the investment in CHA shares (see Note 1d), an available-for-sale marketable security denominated in Korean Won, the Company entered into a forward contract to hedge against the foreign currency risk between the Korean Won and the U.S. dollar. The notional principal of this contract was $11,000. The forward contract expired on December 26, 2014, resulting in net gain of $59.

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The net gains (losses) recognized in “Financial income (expenses), net” during the three and six-month periods ended December 31, 2014, and 2013 were $59, $(139) and $(57), $(50), respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CON.)

f.	Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) were as follows:

	Six months ended December 31, 2014 (Unaudited)
	Unrealized gains (losses) on marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Balance as of July 1, 2014	$2,936	$23	$2,959
Other comprehensive loss before reclassifications	(3,918)	(267)	(4,185)
Amounts reclassified from accumulated other comprehensive loss	626	201	827
Net current-period other comprehensive income	(3,292)	(66)	(3,358)
Balance as of December 31, 2014	$(356)	$(43)	$(399)

g.	Recent Accounting Pronouncement

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of December 31, 2014, all of the Company’s marketable securities were classified as available-for-sale.

	December 31, 2014 (Unaudited)				June 30, 2014
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$18,043	$1,054	$(1,461)	$17,636	$18,881	$2,522	$(23)	$21,380
Government debentures – fixed interest rate	357	3	(5)	355	97	9	-	106
Corporate debentures – fixed interest rate	804	32	(34)	802	452	54	-	506
	$19,204	$1,089	$(1,500)	$18,793	$19,430	$2,585	$(23)	$21,992
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,274	35	(31)	2,278	2,595	98	(1)	2,692
Corporate debentures – fixed interest rate	4,462	95	(49)	4,508	4,906	263	(5)	5,164
	$6,736	$130	$(80)	$6,786	$7,501	$361	$(6)	$7,856
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	116	7	(1)	122	94	19	-	113
	$116	$7	$(1)	$122	$94	$19	$-	$113
	$26,056	$1,226	$(1,581)	$25,701	$27,025	$2,965	$(29)	$29,961

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and June 30, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2014 (Unaudited)	$13,447	$(1,561)	$312	$(18)
As of June 30, 2014	$851	$(17)	$463	$(12)

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

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and six-month periods ended December 31, 2014.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2014 (Unaudited)		June 30, 2014
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$16,417	$9,284	$20,530	$9,431
Foreign currency derivative instruments	-	(178)	-	(842)
Total financial assets	$16,417	$9,106	$20,530	$8,589

	December 31, 2014 (Unaudited)		June 30, 2014
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as a cash flow hedge instruments	Other current liabilities	$(62)	Other current assets	$24
Derivatives not designated as hedge instruments	Other current liabilities	$(116)	Other current assets	$23
Derivatives designated as a fair value hedge instruments	-	-	Other current liabilities	(889)
Total		$(178)		$(842)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the six months ended December 31, 2014, include the following:

a.	Decrease in the amount of $4,251 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

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

Through December 31, 2014, total grants obtained aggregated to approximately $18,111, and total royalties paid and accrued amounted to $60. As of December 31, 2014, the Company's contingent liability in respect to royalties to the OCS amounted $18,051, not including LIBOR interest as described above.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY

a.
From July 2014 through December 2014, a total of 1,449,010 warrants were exercised via “cashless” exercise, resulting in the issuance of 675,067 shares of common stock to investors of the Company.  In addition, 147,667 warrants were exercised for cash and resulted in the issuance of 147,667 shares of common stock to investors of the Company. The aggregate cash consideration received was $244.

b.	In October 2014, the Company issued 200,000 shares of common stock to an investor, in a private placement. The aggregate cash consideration received was $528.

c.
In December 2014, the Company granted 100,004 restricted stocks to its new laboratories facility contractor.  The restricted stocks  are linked to performance milestones with respect to the building of new laboratories in the Company’s rented facility. These milestones have not been met yet. The fair value of the restricted stocks as of December 31, 2014 amounted to approximately $250.

d.	Options, warrants and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

A summary of the Company’s activity related to options granted to employees and directors under the Company’s 2003 and 2005 option plans is as follows:

	Six months ended December 31, 2014 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,862,099	$3.73
Options exercised	(3,000)	$0.62
Options forfeited	-
Options outstanding at end of the period	1,859,099	$3.73	2.62	$778
Options exercisable at the end of the period	1,859,099	$3.73	2.62	$778
Options vested	1,859,099	$3.73	2.62	$778

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the activity related to options and warrants to consultants is as follows:

During the six month period ended December 31, 2014, there were no grants, exercises or forfeitures of options and warrants to or by non-employees consultants.

	Six months ended December 31, 2014 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	252,000	$5.19
Options and warrants outstanding at end of the period	252,000	$5.19	3.45	$262

Options and warrants exercisable at the end of the period	252,000	$5.19	3.45	$262

Options and warrants vested and expected to vest	252,000	$5.19	3.45	$262

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
Research and development expenses	$1	$2	$-	$-
General and administrative expenses	-	-	-	-
	$1	$2	$-	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

During the six month period ended December 31, 2014, the Company granted restricted stock units to several of the Company's employees and directors.

The following table summarizes the activity related to unvested restricted stock units granted to employees and directors for the six-month period ended December 31, 2014 (Unaudited):

Number
Unvested at the beginning of period	1,589,432
Granted	33,619
Forfeited	(18,405)
Vested	(722,243)
Unvested at the end of the period	882,403
Expected to vest after December 31, 2014	863,706

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
Research and development expenses	$495	$214	$162	$88
General and administrative expenses	1,143	2,103	441	1,055
	$1,638	$2,317	$603	$1,143

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 2 years is $870.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock units to consultants:

During the six month period ended December 31, 2014, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activity related to unvested restricted stock units granted to consultants for the six months ended December 31, 2014:

Number
Unvested at the beginning of period	15,250
Granted	50,180
Forfeited	-
Vested	(45,430)
Unvested at the end of the period	20,000
Expected to vest after December 31, 2014	20,000

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
Research and development expenses	$77	$17	$57	$16
General and administrative expenses	38	-	34	-
	$115	$17	$91	$16

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

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including the completion of recruitment processes and timing of conclusion of certain milestones and trials;

•	achieving regulatory approvals, including under accelerated paths;

•	receipt of future funding from the Office of the Chief Scientist of Israel (OCS);

•	developing capabilities for new clinical indications of placenta expanded cells (PLX);

•	the potential market demand for our products;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

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

Our focus for 2015 is to make significant progress in our clinical pipeline and shorten the time to market our first product. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. These new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia (CLI), as well as for carefully selected hematologic indications, which represent substantial unmet needs that we hope to address with our second product. We will continue developing placenta-derived cell therapy products that we anticipate will lead to significant improvement in the lives of patients, and expect to demonstrate the real-world impact and value of our pipeline, technology platform and commercial-scale manufacturing capacity. We made progress in our Phase II intermittent claudication trial, a randomized, double blind, placebo controlled, multinational study. We added sites in South Korea to this trial, which was already underway in Israel, U.S. and Germany. As of today, we have 23 active clinical sites, and expect to complete recruitment of this Phase II trial in 2015. We also anticipate that our partner, United, will complete an ongoing Phase I trial of PLX-PAD cells in pulmonary arterial hypertension, which will potentially lay the groundwork for a Phase II study. We plan to continue the progress toward achieving regulatory approvals for our phase I/II Preeclampsia study, study and advance phase II/III study in an orthopedic indication. and phase I/III critical limb ischemia study.

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2013.

Revenues

Revenues for the six and three month periods ended December 31, 2014, and for the six and three month periods ended December 31, 2013, were $190,000 and $95,000, respectively. All such revenues are derived from the United Agreement.

The Company estimated the performance period of the development of approximately 8 years as of December 31, 2014. The license fee will be recognized on a straight line basis as revenue over the estimated development period.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the OCS and other parties) for the six months ended December 31, 2014 increased by 8% from $8,230,000 for the six months ended December 31, 2013 to $8,916,000. This increase is attributed to increase in stock-based compensation expenses related to our employees, an increase in our salaries due to, among other things, an increase of 5 employees as compared to the average number of employees in the six months ended December 31, 2013, and a decrease in the OCS participation due to the timing in which the OCS approval was granted. This increase is offset by a decrease in materials consumption and a decrease in payments to consultants and subcontractor.

Research and development expense, net, for the three months ended December 31, 2014 decreased by 4% from $5,107,000 for the three months ended December 31, 2013 to $4,879,000.  This decrease is attributed to a decrease in materials consumption and a decrease in payments to consultants and subcontractor, offset by a decrease in the OCS participation, due to the timing in which the OCS approval was granted, and an increase in stock-based compensation expenses related to our employees.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2014 decreased by 16% from $3,804,000 for the six months ended December 31, 2013 to $3,191,000, mainly due to a decrease in stock-based compensation expenses related to our directors and officers and attributable to the timing of the grant of the restricted stock units (RSUs), offset by an increase in salaries due to, among other things, hiring 4 new employees since December 2013.

General and administrative expenses for the three months ended December 31, 2014 decreased by 23% from $1,975,000 for the three months ended December 31, 2013 to $1,513,000, mainly due to a decrease in stock-based compensation expenses related to our employees, directors and officers, offset by an increase in salaries due to, among other things, an increase of 5 employees as compared to the average number of employees in the three months ended December 31, 2013.

Financial Expense, Net

Financial expense, net, increased from a net income of $390,000 for the six months ended December 31, 2014 to a net expense of $232,000 for the six months ended December 31, 2014, mainly due to an increase in exchange rates expenses, related to the strength of the U.S. dollar against the New Israeli Shekel (NIS), in the six months ended December 31, 2014. This increase is offset by an increase in gains related to our sale of our marketable securities.

Financial expense, net, increased from a net income of $285,000 for the three months ended December 31, 2014 to a net income of $56,000 for the three months ended December 31, 2014, mainly due to an increase in exchange rate expenses, related to the strength of the U.S. dollar against the NIS, in the three months ended December 31, 2014. This increase is offset by an increase in gains related to our sale of our marketable securities.

Net Loss

Net loss for the six and three month periods ended December 31, 2014 was $12,156,000 and $6,245,000, respectively, as compared to net loss of $11,460,000 and $6,705,000 for the six and three month periods ended December 31, 2013, respectively. The changes were due to the increased expenses, as described above. Net loss per share for the six and three month periods ended December 31, 2014 was $0.17 and $0.09, respectively, as compared to $0.19 and $0.11 for the six and three month periods ended December 31, 2013.

For the six and three month periods ended December 31, 2014 and December 31, 2013, we had weighted average shares of common stock outstanding of 69,610,528, 70,070,509 and 60,379,352, 61,510,550 respectively, which were used in the computations of net loss per share for the six and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly the shares issued under an At Market Issuance Sales Agreement during February, March, and June 2014, as well as shares issued as a result of exercise of warrants and options, shares issued under a private placement in October 2014, and issuances of RSUs to employees and consultants.

Liquidity and Capital Resources

As of December 31, 2014, our total current assets were $47,133,000 and total current liabilities were $5,173,000. On December 31, 2014, we had a working capital surplus of $41,960,000, stockholders' equity of $49,137,000 and an accumulated deficit of $125,990,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, licensing fees and other payments under licensing agreements, and funds from grants from the OCS.

Cash and cash equivalents as of December 31, 2014 amounted to $6,961,000 compared to $4,626,000 as of December 31, 2013.  Cash balances changed in the six months ended December 31, 2014 and 2013 for the reasons presented below.

Operating activities used cash of $9,026,000 in the six months ended December 31, 2014, compared to $8,107,000 for the six months ended December 31, 2013. Cash used in operating activities in the six months ended December 31, 2014 and 2013 consisted primarily of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by an OCS grant.

Investing activities provided cash of $10,720,000 in the six months ended December 31, 2014, compared to $2,547,000 for the six months ended December 31, 2013. The investing activities in the six months ended December 31, 2014 consisted primarily of the withdrawal of $11,072,000 of short term deposits and proceeds of $2,710,000 from the sale and redemption of marketable securities, offset by investing $2,513,000 in marketable securities and the purchase of property and equipment in the amount of $552,000. The investing activities in the six months ended December 31, 2013 consisted primarily of the withdrawal of $7,961,000 of short term deposits and proceeds of $3,546,000 from the sale and redemption of marketable securities, offset by investing $7,904,000 in marketable securities and the purchase of property and equipment in the amount of $1,169,000.

Financing activities generated cash of $774,000 during the six months ended December 31, 2014, compared to $1,179,000 for the six months ended December 31, 2013. The cash generated in the six months ended December 31, 2014 from financing activities is from exercises of warrants and options by shareholders, and proceeds from shares of our common stock issued in a private placement. The cash generated in the six months ended December 31, 2013 from financing activities was from exercises of warrants by shareholders.

From July 2014 through December 2014, a total of 1,449,010 warrants were exercised via “cashless” exercise, resulting in the issuance of 675,067 shares of common stock to investors of the Company.  In addition, 147,667 warrants were exercised for cash and resulted in the issuance of 147,667 shares of common stock to investors of the Company. The aggregate cash consideration received was $244,000.

In October 2014, we issued 200,000 shares of our common stock to an investor in a private placement. The aggregate cash consideration received was $528,000. These cash proceeds will be used for the building of new laboratories in our rented facility.

In December 2014, we issued 100,004 shares of restricted stock to our new laboratories facility contractor. The restricted stock is linked to performance milestones with respect to the building of new laboratories in our rented facility. These milestones have not been met yet. The fair value of the restricted stock on the grant date amounted to approximately $255,000.

During the six months ended December 31, 2014, we received cash of approximately $3,985,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the six months ended December 31, 2014, we paid $5,692 in royalties to the OCS.

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

Outlook

We have accumulated a deficit of $125,990,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all.  Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, sales of our common stock or sales of the marketable securities we hold, as well as the CHA shares we hold.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2014, we issued 200,000 shares to an investor, resulting in net proceeds of $528,000. These cash proceeds will be used for the building of new laboratories in our rented facility.

In December 2014, we issued 100,004 shares of restricted stock to our building contractor. The restricted stock are linked to performance milestones with respect to the building of new laboratories in our rented facility.

In December 2014, we granted an aggregate of 12,706 RSUs to consultants for services rendered.

The above issuances and sales were exempt under Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

Item 5. Other Information

On February 5, 2015, Mr. Boaz Gur-Lavie and our board of directors mutually agreed that Mr. Gur-Lavie will cease to be our Chief Financial Officer and Secretary, effective immediately. The determination was based on personal reasons and not as a result of any disagreement of Mr. Gur-Lavie with the Company. Mr. Yaky Yanay, our Chief Operating Officer and President, was also appointed as our Chief Financial Officer and Secretary on February 5, 2015.

On February 5, 2015, our board of directors also resolved to increase its total number of directors by one and nominate Mr. Yaky Yanay as a director, effective immediately. Currently, Mr. Yanay is not, and is not expected to be, a member of any committee of the board of directors. Neither Mr. Yanay nor any family member of his, has any material interest, direct or indirect, in any transaction, or proposed transaction in which the amount involved in the transaction exceeded or exceeds $120,000.

Mr. Yanay’s compensation has not changed as a result of his nomination as a director and a Chief Financial Officer and Secretary. Information on Mr. Yanay’s compensation arrangements is described under Part III, Item 11, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  February 5, 2015

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Secretary, Chief Operating Officer and President
(Principal Financial Officer and Principal Accounting Officer)
Date:  February 5, 2015