Form 10-Q
period 2015-03-31
PLURISTEM THERAPEUTICS INC
filed 2015-05-06
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 71,245,124 shares of common stock issued and outstanding as of April 29, 2015.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5

Interim Condensed Statements of Changes in Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2015	June 30, 2014
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,944	$4,493
Short-term bank deposits		10,900	19,451
Restricted cash and short term bank deposits		895	4,914
Marketable securities	3	21,246	29,961
Account receivable from OCS		204	2,263
Other current assets		1,501	905
Total current assets		43,690	61,987

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		343	304
Severance pay fund		674	901
Property and equipment, net		9,729	10,823
Other long-term assets		1	8
Total long-term assets		10,747	12,036

Total assets		$54,437	$74,023

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2015	June 30, 2014
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,395	$3,465
Accrued expenses		661	915
Deferred revenues		379	379
Advance payment from United Therapeutics		124	247
Other accounts payable		1,457	2,391
Total current liabilities		5,016	7,397

LONG-TERM LIABILITIES

Deferred revenues		2,562	2,847
Accrued severance pay		781	1,068
Other long-term liabilities		523	588
Total long-term liabilities		3,866	4,503

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 71,043,011 shares as of March 31, 2015, 68,601,452 shares as of June 30, 2014		- (* )	- (*	)
Additional paid-in capital		177,555	172,998
Accumulated deficit		(133,216)	(113,834)
Receivables on account of shares		(280)	-
Other comprehensive income		1,496	2,959
Total stockholders' equity		45,555	62,123

Total liabilities and stockholders' equity		$54,437	$74,023

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$285	$285	$95	$95
Cost of revenues	(10)	(9)	(3)	(3)
Gross profit	275	276	92	92
Research and development expenses	(17,303)	(18,489)	(6,182)	(6,885)

Less participation by the Office of the Chief Scientist and other parties	2,293	3,411	88	37
Research and development expenses, net	(15,010)	(15,078)	(6,094)	(6,848)
General and administrative expenses	(4,718)	(6,335)	(1,527)	(2,531)

Operating loss	(19,453)	(21,137)	(7,529)	(9,287)

Financial income, net	71	401	303	11

Net loss for the period	$(19,382)	$(20,736)	$(7,226)	$(9,276)

Loss per share:
Basic and diluted net loss per share	$(0.28)	$(0.33)	$(0.10)	$(0.14)

Weighted average number of shares used in computing basic and diluted net loss per share	69,954,373	62,098,498	70,668,008	65,607,976

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Net loss	$(19,382)	$(20,736)	$(7,226)	$(9,276)
Other comprehensive income (loss), net:
Unrealized gain (loss) on derivative instruments	(63)	(6)	3	(42)
Changes in unrealized gains (losses) on available-for-sale marketable securities, net	(1,690)	2,514	2,228	1,486
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	290	108	(336)	272
Other comprehensive income (loss)	(1,463)	2,616	1,895	1,716
Total comprehensive loss	$(20,845)	$(18,120)	$(5,331)	$(7,560)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income	Deficit	Equity
Balance as of July 1, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
Issuance of common stock under At-the-Market sales agreement, net of issuance costs of $184	2,443,786		(*	)	10,149	-	-	10,149
Exercise of options and warrants by employees and consultants	22,405		(*	)	12	-	-	12
Exercise of warrants by investors and finders	2,710,128		(*	)	1,859	-	-	1,859
Stock based compensation to employees, directors and non-employee consultants	976,599		(*	)	4,178	-	-	4,178
Issuance of common stock under CHA Agreement (Note 1d)	2,500,000		(*	)	10,414	-	-	10,414
Other comprehensive income, net	-		-		-	2,616	-	2,616
Net loss	-		-		-	-	(20,736)	(20,736)

Balance as of March 31, 2014	67,849,535	$	(*	)	$170,721	$2,875	$(107,638)	$65,958

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock				Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	-	$2,959	$(113,834)	$62,123
Exercise of options by employees	8,000		(*	)	7	-	-	-	7
Exercise of warrants by investors and finders	841,993		(*	)	244	-	-	-	244
Stock based compensation to employees, directors and non-employee consultants	1,091,562		(*	)	2,912	-	-	-	2,912
Issuance of common stock in a private placement	400,000		(*	)	1,114		-	-	1,114
Stock based compensation to contractor	100,004		(*	)	280	(280)	-	-	-
Other comprehensive loss, net	-		-		-	-	(1,463)	-	(1,463)
Net loss	-		-		-	-	-	(19,382)	(19,382)
Balance as of March 31, 2015	71,043,011	$	(*	)	$177,555	$(280)	$1,496	$(133,216)	$45,555

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,382)	$(20,736)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,498	1,416
Loss on property and equipment	-	35
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	233	267
Gain from sale of investments of available-for-sale marketable securities	290	108
Stock-based compensation to employees, directors and non-employees consultants	2,912	4,178
Decrease (increase) in OCS receivables	2,059	(10)
Decrease (increase) in other accounts receivable	(180)	67
Increase in prepaid expenses	(461)	(55)
Increase (decrease) in trade payables	(836)	585
Increase (decrease) in other accounts payable, accrued expenses and other long-term liabilities	(1,267)	726
Decrease in deferred revenues	(285)	(285)
Decrease in advance payment from United Therapeutics	(123)	(132)
Decrease in interest receivable on short-term deposits	19	-
Linkage differences and interest on short and long-term deposits	(5)	(27)
Accrued severance pay, net	(60)	98
Net cash used by operating activities	$(15,588)	$(13,765)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(638)	$(1,436)
Repayment of short-term deposits	12,511	1,945
Repayment of (investment in) long-term deposits	10	(3)
Repayment of long-term restricted deposit	-	117
Proceeds from sale of available-for-sale marketable securities	9,879	3,875
Proceeds from redemption of available-for-sale marketable securities	440	687
Investment in available-for-sale marketable securities	(3,528)	(8,809)
Net cash provided (used) by investing activities	$18,674	$(3,624)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended December 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock and warrants, net of issuance costs	$1,114	$10,149
Exercise of options and warrants	251	1,871

Net cash provided by financing activities	$1,365	$12,020

Increase (decrease) in cash and cash equivalents	4,451	(5,369)
Cash and cash equivalents at the beginning of the period	4,493	9,007
Cash and cash equivalents at the end of the period	$8,944	$3,638

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$47	$43

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$9	$146
Issuance of common stock under CHA Agreement	$-	$10,414

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

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $133,216 through March 31, 2015 and incurred a net loss of $19,382 for the nine months ended March 31, 2015.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements such as the United Therapeutics Corporation (“United”) and CHA Biotech (“CHA”) agreements, and from grants to support its research and development activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL (CONT.)

The first clinical study as part of the CHA Agreement is a Phase II trial in Intermittent Claudication. South Korea’s Ministry of Food and Drug Safety approved this study in November 2013.

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

During March 2015, the Company sold a portion of the CHA shares received in December 2013, resulting in net proceeds of $5,717. The net gain was $282 and is presented as “Financial income, net”.

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320 – “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of March 31, 2015 is $5,543.

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

Operating results for the three and nine month periods ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Cash Flow Hedges. The Company entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in New Israeli Shekels (“NIS”). The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “Financial income (expenses), net”, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of March 31, 2015, the Company had forward and option contracts in place to hedge future payroll and related expenses in NIS of approximately $3,340, with a fair value of approximately $38 presented in “other current liabilities”. The net unrealized loss on the effective portion of these cash flow hedges was $63. The net loss realized in statement of operations during the three and nine-month periods ended March 31, 2015, resulting from the cash flow hedge transactions, amounted to approximately $73 and $274, respectively. The forward and option contracts on the Company’s future NIS payroll and related expenses will settle by October 2015.

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

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The net gains (losses) recognized in “Financial income, net” during the three and nine-month periods ended March 31, 2015, and 2014 were $98, $(41) and $(29), $(86), respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CON.)

f.	Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) were as follows:

	Nine months ended March 31, 2015 (Unaudited)
	Unrealized gains (losses) on marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Balance as of July 1, 2014	$2,936	$23	$2,959
Other comprehensive loss before reclassifications	(1,690)	(337)	(2,027)
Amounts reclassified from accumulated other comprehensive loss	290	274	564
Net current-period other comprehensive income	(1,400)	(63)	(1,463)
Balance as of March 31, 2015	$1,536	$(40)	$1,496

g.	Recent Accounting Pronouncement

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is in the process of evaluating the impact the new guidance will have on its consolidated financial statements disclosures.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of March 31, 2015, all of the Company’s marketable securities were classified as available-for-sale.

	March 31, 2015 (Unaudited)				June 30, 2014
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$12,090	$1,662	$(133)	$13,619	$18,881	$2,522	$(23)	$21,380
Government debentures – fixed interest rate	292	2	(12)	282	97	9	-	106
Corporate debentures – fixed interest rate	1,111	29	(58)	1,082	452	54	-	506
	$13,493	$1,693	$(203)	$14,983	$19,430	$2,585	$(23)	$21,992
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,247	33	(39)	2,241	2,595	98	(1)	2,692
Corporate debentures – fixed interest rate	3,837	84	(37)	3,884	4,906	263	(5)	5,164
	$6,084	$117	$(76)	$6,125	$7,501	$361	$(6)	$7,856
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	134	5	(1)	138	94	19	-	113
	$134	$5	$(1)	$138	$94	$19	$-	$113
	$19,711	$1,815	$(280)	$21,246	$27,025	$2,965	$(29)	$29,961

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2015 and June 30, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2015 (Unaudited)	$2,550	$(260)	$193	$(20)
As of June 30, 2014	$851	$(17)	$463	$(12)

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

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and nine-month periods ended March 31, 2015.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2015 (Unaudited)		June 30, 2014
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$11,955	$9,291	$20,530	$9,431
Foreign currency derivative instruments	-	(56)	-	(842)
Total financial assets	$11,955	$9,235	$20,530	$8,589

	March 31, 2015 (Unaudited)		June 30, 2014
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value

Derivatives designated as a cash flow hedge instruments	Other current liabilities	$(38)	Other current assets	$24

Derivatives not designated as hedge instruments	Other current liabilities	$(18)	Other current assets	$23

Derivatives designated as a fair value hedge instruments	-	-	Other current liabilities	(889)

Total		$(56)		$(842)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the nine months ended March 31, 2015, include the following:

a.	Decrease of $3,969 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

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

Through March 31, 2015, total grants obtained aggregated to approximately $18,131, and total royalties paid and accrued amounted to $63. As of March 31, 2015, the Company's contingent liability in respect to royalties to the OCS amounted $18,068, not including LIBOR interest as described above.

c.	In February 2015, the Company signed an addendum to its facility operating lease agreement (the “Addendum”) with the lessor, which extended the rent period to December 2021.

Under the Addendum, the Company leased additional facility space that will be used for new laboratories and offices. The delivery date of the additional facility space is June 15, 2015. The Company will pay the lessor monthly rent fees for the additional facility space commencing at the earliest of the completion of the leasehold improvements, or September 15, 2015. The lessor agreed to pay a non-refundable leasehold improvement participation payment, of approximately $925.

d.
In February 2015, the Company signed an agreement with a contractor in connection with the building of new laboratories in the leased additional facility. Upon completion future milestones, the Company will pay the contractor approximately $419 and 100,004 shares of restricted stock (see Note 6c.)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY

a.
From July 2014 through March 2015, a total of 1,531,367 warrants were exercised via “cashless” exercise, resulting in the issuance of 694,326 shares of common stock to investors of the Company.  In addition, 147,667 warrants were exercised for cash and resulted in the issuance of 147,667 shares of common stock to investors of the Company. The aggregate cash consideration received was $244.

b.
In October 2014, the Company issued 200,000 shares of common stock to an investor, in a private placement. The aggregate cash consideration received was $528. In February 2015, the Company issued an additional 200,000 shares of common stock to an investor, in a private placement. The aggregate cash consideration received was $586.

c.
In December 2014, the Company granted 100,004 shares of restricted stock to its new laboratories facility contractor.  The shares of restricted stock are linked to performance milestones with respect to the building of new laboratories in the Company’s leased facility. As of March 31, 2015, these milestones have not been met. The fair value of the restricted stock as of March 31, 2015, amounted to approximately $280.

d.	Options, warrants and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

A summary of the Company’s activity related to options granted to employees and directors under the Company’s 2003 and 2005 option plans is as follows:

	Nine months ended March 31, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,862,099	$3.73
Options exercised	(8,000)	$0.88
Options forfeited	(423)	$4.40
Options outstanding at end of the period	1,853,676	$3.74	2.37	$895
Options exercisable at the end of the period	1,853,676	$3.74	2.37	$895
Options vested	1,853,676	$3.74	2.37	$895

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the activity related to options and warrants to consultants is as follows:

	Nine months ended March 31, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	252,000	$5.19
Options granted	1,000	$0.00001
Options and warrants outstanding at end of the period	253,000	$5.17	3.23	$297

Options and warrants exercisable at the end of the period	252,000	$5.19	3.21	$294

Options and warrants vested and expected to vest	253,000	$5.17	3.23	$297

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Research and development expenses	$1	$7	$-	$7
General and administrative expenses	$1	-	$1	-
	$2	$7	$1	$7

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

During the nine month period ended March 31, 2015, the Company granted restricted stock units to several of the Company's employees and directors.

The following table summarizes the activity related to unvested restricted stock units granted to employees and directors for the nine-month period ended March 31, 2015 (Unaudited):

Number
Unvested at the beginning of period	1,589,432
Granted	1,028,153
Forfeited	(22,676)
Vested	(1,021,757)
Unvested at the end of the period	1,573,152
Expected to vest after March 31, 2015	1,510,189

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Research and development expenses	$977	$656	$482	$442
General and administrative expenses	1,735	3,299	592	1,196
	$2,712	$3,955	$1,074	$1,638

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 2 years is $2,388.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock units to consultants:

During the nine month period ended March 31, 2015, the Company granted restricted stock units to several consultants and service providers.

The following table summarizes the activity related to unvested restricted stock units granted to consultants for the nine months ended March 31, 2015:

Number
Unvested at the beginning of period	15,250
Granted	70,180
Forfeited	-
Vested	(69,805)
Unvested at the end of the period	15,625
Expected to vest after March 31, 2015	15,625

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Research and development expenses	$110	$59	$33	$42
General and administrative expenses	88	157	50	157
	$198	$216	$83	$199

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

•
the exclusive license agreements we entered into with United Therapeutics Corporation (United) and CHA Biotech (CHA) (United Agreement and CHA Agreement, respectively) and clinical trials to be conducted according to such agreements;

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

Our focus for 2015 is to make significant progress in our clinical pipeline and shorten the time to market our first product. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. These new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia (CLI), as well as for carefully selected hematologic indications, which represent substantial unmet needs that we hope to address with our second product. As of today, we have had multiple interactions with these regulators, which include presenting our programs and receiving the regulators’ feedback. We have also filed an application with the European Medicines Agencies (EMA), asking to include our PLX-PAD under the Adaptive Pathway pilot program. We will continue developing multiple placenta-derived cell therapy products that we anticipate will lead to significant improvement in the lives of patients, and expect to demonstrate the real-world impact and value of our pipeline, technology platform and commercial-scale manufacturing capacity. We made progress in our Phase II intermittent claudication trial, a randomized, double blind, placebo controlled, multinational study. We added sites in South Korea to this trial, which was already underway in Israel, U.S. and Germany. As of today, we have 24 active clinical sites, we recruited 85 patients and we are targeting to complete recruitment of this Phase II trial in 2015. We also anticipate that our partner, United, will complete an ongoing Phase I trial of PLX-PAD cells in pulmonary arterial hypertension, which will potentially lay the groundwork for a Phase II study. We plan to continue the progress toward achieving regulatory approvals for our phase I Preeclampsia study, advance our phase II/III study in an orthopedic indication and initiate phase II CLI studies in regions with recently established rapid regulatory pathways, including the Accelerated Pathway for Regenerative Therapy in Japan and the Adaptive Pathway in the European Union.

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2014.

Revenues

Revenues for the nine and three month periods ended March 31, 2015, and for the nine and three month periods ended March 31, 2014, were $285,000 and $95,000, respectively. All such revenues are derived from the United Agreement.

The Company estimated the performance period of the development of approximately 7.75 years as of March 31, 2015. The license fee will be recognized on a straight-line basis as revenue over the estimated development period.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the OCS and other parties) for the nine months ended March 31, 2015 decreased by 0.5% from $15,078,000 for the nine months ended March 31, 2014 to $15,010,000. This decrease is attributed to improved planning of our production process, which resulted in a decrease in materials consumption and payments to consultants and subcontractors. The decrease is partially offset by a decrease in OCS participation, due to the timing in which the OCS approval was granted, and an increase in stock-based compensation expenses related to our employees.

Research and development expense, net, for the three months ended March 31, 2015 decreased by 11% from $6,848,000 for the three months ended March 31, 2014 to $6,094,000.  This decrease is attributed to improved planning of our production process, which resulted in a decrease in materials consumption.

The decrease in research and development expenses for the nine and three month periods ended March 31, 2015 compared to March 31, 2014, net, is also attributed to the fluctuations in the exchange rates of the U.S. dollar and the New Israeli Shekel (NIS). The average exchange rate during the three and nine-month periods ended March 31, 2014 was 3.49 and 3.54, respectively, while the average exchange rate during the three and nine-month periods ended March 31, 2015 was 3.95 and 3.76, respectively. The strength of the U.S. dollar against the NIS during the first three quarters of the fiscal year ending June 30, 2015 (Fiscal 2015) has caused lower expenses in U.S. dollars, for the same amount of expenses that are dominated in NIS.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2015 decreased by 26% from $6,335,000 for the nine months ended March 31, 2014 to $4,718,000, mainly due to a decrease in stock-based compensation expenses related to our directors and officers and attributable to the timing of the grant of restricted stock units (RSUs).

General and administrative expenses for the three months ended March 31, 2015 decreased by 40% from $2,531,000 for the three months ended March 31, 2014 to $1,527,000, mainly due to a decrease in stock-based compensation expenses related to our employees, directors and officers, and consultants and attributable to the timing of the grant of the RSUs.

Financial Income, Net

Financial income, net, decreased by 82% from $401,000 for the nine months ended March 31, 2014 to $71,000 for the nine months ended March 31, 2015. This decrease is mainly attributable to an increase in exchange rates expenses, related to the strength of the U.S. dollar against the NIS, in the nine months ended March 31, 2015. The exchange rates expenses’ increase was offset by an increase in gains related to our sale of our marketable securities and the sale of a portion of CHA shares in particular.

Financial income, net, increased by 2,655% from $11,000 for the three months ended March 31, 2014 to $303,000 for the three months ended March 31, 2015. The increase is mainly attributable to higher gains related to sale of our marketable securities, and the sale of a portion of CHA shares in particular, which resulted in a net gain of $282,000. This increase was partially offset by an increase in exchange rate expenses related to the strength of the U.S. dollar against the NIS in the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Net Loss

Net loss for the nine and three month periods ended March 31, 2015 was $19,382,000 and $7,226,000, respectively, as compared to net loss of $20,736,000 and $9,276,000 for the nine and three month periods ended March 31, 2014, respectively. The changes were due to the decreased expenses, as described above. Net loss per share for the nine and three month periods ended March 31, 2015 was $0.28 and $0.10, respectively, as compared to $0.33 and $0.14 for the nine and three month periods ended March 31, 2014.

For the nine and three month periods ended March 31, 2015 and March 31, 2014, we had weighted average shares of common stock outstanding of 69,954,373 and 70,668,008 and 62,098,498 and 65,607,976, respectively, which were used in the computations of net loss per share for the nine and three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly the issuances of RSUs, to employees and consultants, as well as shares issued under a private placement in October 2014 and February 2015, and shares issued as a result of exercises of warrants and options.

Liquidity and Capital Resources

As of March 31, 2015, our total current assets were $43,690,000 and total current liabilities were $5,016,000. On March 31, 2015, we had a working capital surplus of $38,674,000, stockholders' equity of $45,555,000 and an accumulated deficit of $133,216,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, sales of the marketable securities we hold, licensing fees and other payments under licensing agreements, and funds from grants from the OCS.

Cash and cash equivalents as of March 31, 2015 amounted to $8,944,000 compared to $3,638,000 as of March 31, 2014 and compared to $4,493,000 as of June 30, 2014. Cash balances changed in the nine months ended March 31, 2015 and 2014 for the reasons presented below.

Operating activities used cash of $15,588,000 in the nine months ended March 31, 2015, compared to $13,765,000 in the nine months ended March 31, 2014. Cash used in operating activities in the nine months ended March 31, 2015 and 2014 consisted primarily of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by an OCS grant.

Investing activities provided cash of $18,674,000 in the nine months ended March 31, 2015, compared to cash used of $3,624,000 for the nine months ended March 31, 2014. The investing activities in the nine months ended March 31, 2015 consisted primarily of the withdrawal of $12,511,000 of short term deposits and proceeds of $10,319,000 from the sale and redemption of marketable securities (including $5,717,000 from the sale of a portion of the CHA shares we hold, as discussed below), offset by investing $3,528,000 in marketable securities and the purchase of property and equipment in the amount of $638,000. The investing activities in the nine months ended March 31, 2014 consisted primarily of investing $8,809,000 in marketable securities and the purchase of property and equipment for $1,436,000, offset by withdrawal of $1,945,000 of short-term deposits and proceeds of $4,562,000 from the sale and redemption of marketable securities.

Financing activities generated cash of $1,365,000 during the nine months ended March 31, 2015, compared to $12,020,000 for the nine months ended March 31, 2014. The cash generated in the nine months ended March 31, 2015 from financing activities is from exercises of warrants and options by shareholders, and proceeds from shares of our common stock issued in private placements. The cash generated in the nine months ended March 31, 2014 from financing activities is primarily attributable to net proceeds of $10,149,000 from issuing shares of our common stock under an At-the-Market (ATM) sales agreement (which is no longer in effect), and from exercises of warrants and options by shareholders and employees.

From July 2014 through March 2015, a total of 1,531,367 warrants were exercised via “cashless” exercise, resulting in the issuance of 694,326 shares of common stock to investors of the Company.  In addition, 147,667 warrants were exercised for cash and resulted in the issuance of 147,667 shares of common stock to investors of the Company. The aggregate cash consideration received was $244,000.

In October 2014, we issued 200,000 shares of our common stock to an investor in a private placement. The aggregate cash consideration received was $528,000. In February 2015, we issued additional 200,000 shares of our common stock to an investor in a private placement. The aggregate cash consideration received was $586,000. The cash proceeds from both issuances will be used for the building of new laboratories and offices in our rented facility.

In December 2014, we issued 100,004 shares of restricted stock to our new laboratories facility contractor. The restricted stock is linked to performance milestones with respect to the building of new laboratories in our rented facility. As of March 31, 2015, these milestones have not been met. The fair value of the restricted stock on the grant date amounted to approximately $280,000.

During March 2015, we sold a portion of the CHA shares received by us in December 2013, resulting in net proceeds of $5,717,000. The net gain was $282,000 and is presented as “Financial income, net”. Our remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320 – “Investments - Debt and Equity Securities”. The fair value of our remaining investment as of March 31, 2015 is $5,543,000.

During the nine months ended March 31, 2015, we received cash of approximately $4,006,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the nine months ended March 31, 2015, we paid $12,332 in royalties to the OCS.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K filed on September 11, 2014.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended (Securities Act) with the Securities and Exchange Commission (SEC) using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000.

Outlook

We have accumulated a deficit of $133,216,000 since our inception in May 2001.  While we may potentially record revenues from licensing agreements, we do not expect to generate any revenues from sales of products in the next twelve months.  Our products will likely not be ready for sale for at least three years, if at all. Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, sales of our common stock or sales of the marketable securities we hold.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of Fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2015, we issued 200,000 shares of common stock to an investor, resulting in net proceeds of $586,000.

In January 2015, we granted an aggregate of 5,000 RSUs to consultants for services rendered.

The above issuances were exempt under Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

Item 6. Exhibits.

10.1*	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated February 3, 2015.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  May 6, 2015

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Secretary, Chief Operating Officer and President
(Principal Financial Officer and Principal Accounting Officer)
Date:  May 6, 2015