Form 10-K
period 2015-06-30
PLURISTEM THERAPEUTICS INC
filed 2015-09-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  011-972-74-7108607

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.00001	Name of each exchange on which registered Nasdaq Capital Market

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

$164,533,166

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

79,106,381 as of September 2, 2015

2

Our financial statements are stated in thousands United States Dollars, or US$, and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Pluristem" mean Pluristem Therapeutics Inc. and our wholly owned Israeli subsidiary, unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's discussion and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the exclusive license agreements we entered into with United Therapeutics Corporation, or United, and CHA Biotech Co. Ltd., or CHA, and clinical trials to be conducted according to such agreements;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of conclusion of trials;

•	our belief that placenta expanded, or PLX, cells may be effective in supporting bone marrow transplantation and in treating bone marrow suppression from radiation and chemotherapy;

•	achieving regulatory approvals, including under accelerated paths;

•	our marketing plans, including timing of marketing our first product, PLX-PAD;

•	developing capabilities for new clinical indications of PLX and new products;

•	our expectation to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and the efficacy of our products;

•	the potential market demand for our products;

•	our expectation that in the upcoming years our research and development expenses, net, will continue to be our major operating expense;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A. "Risk Factors", and expressed from time to time in our filings with the Securities and Exchange Commission, or SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements.  In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this Annual Report would be interpreted differently in light of additional research, clinical and preclinical trials results. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

Our Current Business

We are a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions, with our lead indications focusing on cardiovascular, orthopedic, pulmonary, hematological, and women’s health diseases. Our patented placenta expanded, or PLX, cells are intended to function as a platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals that are generated by the patient’s own body. PLX cells are grown using our proprietary three-dimensional, or 3D, micro environment technology which produces a product that requires no tissue matching prior to administration.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned subsidiary in Israel called Pluristem Ltd. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several routes of administration, such as intravenous and intramuscular injections. We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies. We have built a facility that complies with current Good Manufacturing Practice requirements, or GMPs, and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities.

Our focus  is to make significant progress in our clinical pipeline and shorten the time to market of our first product, PLX-PAD, in Europe and Japan, in parallel to our clinical trials in the United States. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. We believe that these new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia, or CLI, as well as for carefully selected hematologic indications which represent substantial unmet needs that we hope to address with our second product, PLX-R18. In May 2015, we announced that the PLX cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency, or EMA. In addition, we reported that Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, approved the proposed quality and large-scale manufacturing methods for PLX-PAD for use in clinical trials in Japan. In August 2015, we announced that the PMDA has cleared our PLX-PAD cells for use in clinical trials in Japan. We plan to continue frequent discussions with these regulators in order to initiate clinical studies using the accelerated paths. Our intention is to initiate the CLI studies during calendar year 2016 with the aim of obtaining initial approval in calendar year 2018.

We plan to continue developing multiple placenta-derived cell therapy products that we anticipate will lead to significant improvement in the lives of patients, and expect to demonstrate the real-world impact and value of our pipeline, technology platform and commercial-scale manufacturing capacity. We made progress in our Phase II intermittent claudication, or IC, trial, a randomized, double blind, placebo controlled, multinational clinical trial. We currently have active clinical sites in the United States, Israel, Germany and South Korea. We also anticipate that United Therapeutics Corporation, or United, will complete an ongoing Phase I clinical trial of PLX-PAD cells in pulmonary arterial hypertension in Australia, which will potentially lay the groundwork for a Phase II clinical trial.

We plan to initiate a Phase I/II incomplete engraftment study in the United States, and we are currently in discussions with the Food and Drug Administration, or the FDA, before submitting an investigational new drug, or IND, application. Currently, we plan to continue working in partnership with the National Institutes of Health, or NIH, in developing PLX-R18 as a potential treatment for Acute Radiation Syndrome, or ARS. In the upcoming months, we expect to receive FDA guidance on the additional animal studies that would be required to approve PLX-R18 for use in ARS under the Animal Rule regulatory pathway, which does not require human efficacy trials.

We plan to evaluate in the upcoming months the timing to initiate our advanced orthopedic indications, based on potential partnering interest as well as regulatory approvals for early access to the market.

Scientific Background

Cell therapy is an emerging and promising field within the regenerative medicine area.  The characteristics and properties of cells vary as a function of tissue source and growth conditions.  The human placenta from which our PLX cells are derived provides an uncontroversial source of non-embryonic, adult cells and represents an innovative approach in the cell therapy field. The different factors that PLX cells release suggest that the cells can be used therapeutically for a variety of ischemic, inflammatory, autoimmune and hematological disorders.

PLX cells do not require tissue matching prior to administration.  This allows for the development of ready-to-use / "off-the-shelf" allogeneic products.

Our Technology

We develop and intend to commercialize cell therapy production technologies and products that are derived from the human placenta. Our PLX cells are adherent stromal cells, or ASCs, that are expanded using a proprietary 3D process.

This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow. Our 3D process enables the large-scale production of reproducible, high quality cell products, and is capable of manufacturing large numbers of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Product Candidates

Our primary objective is to be the leading provider of allogeneic cell therapy products that are true off-the-shelf products that do not require any matching prior to administration. From the physician’s and patient’s perspective, our PLX products are delivered in a vial and do not require any additional manipulation. Our PLX products are administered using a standard needle and syringe. Our PLX products are in clinical stage development for multiple indications such as cardiovascular, orthopedic, pulmonary, and women’s health diseases.

Our business model for commercialization and revenue generation includes, but is not limited, to the following activities that we may conduct with both pharmaceutical and medical device companies: partnerships, licensing deals, and joint ventures. To date, we have two strategic relationships, one with United for the worldwide licensing of PLX cells for the Pulmonary Arterial Hypertension, or PAH, and a second strategic partnership with CHA Biotech Co. Ltd., or CHA, in South Korea for both IC and CLI for the Korean market only. United is currently running a Phase I PAH trial in Australia. CHA is currently conducting PLX clinical studies in South Korea, and, following regulatory approval, if received, we contemplate forming a joint venture equally owned by us and CHA to market PLX products in South Korea.

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

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – We are investigating using PLX-PAD cells for treatments for multiple types of peripheral arterial disease, from early stage IC to CLI.

We have completed two Phase I safety/dose-finding clinical trials for CLI, one in the United States and one in Germany. These CLI trials demonstrated that no blood type or human leukocyte antigen matching is required, and that the administration of PLX-PAD cells is safe, even if two doses are administered to a patient from the same placental source on two different occasions. In addition, PLX-PAD cells are potentially effective in reducing the frequency of amputations in CLI patients. Generally, the FDA and the EMA require the primary endpoint for pivotal CLI clinical trials to be Amputation Free Survival, or AFS, at one year. The pooled data from the two studies we conducted suggest an AFS rate at one year of 86% in PLX-treated patients versus an AFS ranging between 48% to 81% in patients from placebo arms in other trials.

Following our promising Phase I trials in CLI, a large, international, Phase II, double-blind, randomized, placebo-controlled, 4-arm trial was initiated in the United States, Germany, Israel and South Korea to assess the safety and efficacy of PLX-PAD in 150 patients suffering from IC. Similar to the Phase I studies in CLI, PLX-PAD cells are administered intramuscularly into the patient’s affected leg. The primary efficacy endpoint for the study is the patient’s maximal walking distance on a treadmill.

In April 2015, Japan’s PMDA approved the proposed quality and large-scale manufacturing methods for PLX-PAD cells for use in clinical trials. This approval is an important milestone for initiation of a Phase I/II study in CLI, and we plan to submit an application for conditional, time-limited approval for marketing of PLX-PAD cells for treatment of CLI through Japan’s Accelerated Pathway for Regenerative Medicine. The new regulatory pathway could potentially significantly reduce time to market for cell therapies such as PLX-PAD cells. Two additional consultation meetings were held at the end of July 2015 to discuss with the PMDA the safety of PLX-PAD and the design of a proposed study in CLI patients to be conducted in Japan. In August 2015, the PMDA granted safety clearance to PLX-PAD cells for use in clinical trials. We expect to talk with the PDMA during the last quarter of 2015, and are anticipating that we will receive permission to begin the trial by the end of 2015.  This approval would enable us to potentially start a Phase II study of PLX-PAD in CLI in early 2016.

Additionally, in May 2015, the PLX-PAD clinical development program was selected for the EMA’s Adaptive Pathways pilot project. The goal of the project is to improve timely access for patients to new medicines. It allows for early marketing authorization of a therapy in a restricted patient population, followed by additional assessments and the possibility of later approval for use in broader patient populations. Our first indication to be developed through this new regulatory approach is CLI. It is estimated that there are 500 to 1,000 new cases of CLI per a one million population per year in the United States and Europe, and the prevalence is expected to increase significantly in the coming decades. CLI therefore represents a major commercial opportunity. Acceptance of our cells for the treatment of CLI into the Adaptive Pathways could significantly curtail the time and investment needed to bring this product to market. Additional indications have the potential for accelerated approval through the Adaptive Pathways project, including orthopedic indications and muscle wasting associated with chronic disease.

Orthopedic Diseases – A Phase I/II, randomized, double-blind, placebo-controlled study to assess the safety and efficacy of intramuscular injections of allogeneic PLX-PAD cells for the regeneration of injured gluteal musculature after total hip replacement has been conducted in Germany under the approval of the Paul Ehrlich Institute, or PEI. In this study, PLX-PAD cells or a placebo were injected into the traumatized gluteal muscle during total hip replacement surgery. In July 2013, we announced that enrollment for this clinical trial was completed. In January 2014, we announced that the study met its primary efficacy endpoint, namely the change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement. Patients treated with PLX-PAD had a significantly greater improvement of maximal voluntary muscle contraction force than the placebo group (p=0.0067). The one-year safety follow-up of all the patients was completed at the beginning of July 2014. The study was concluded with two year safety follow up in July 2015. At two years of follow-up no case of new cancer was reported.

We are currently considering other orthopedic indications or indications that include the need for improvement of muscle volume and strength, as we have demonstrated a significant effect on those parameters.  The indications with the highest likelihood to be developed are total hip fracture and muscle wasting associated with most chronic diseases or occurring after stroke or burns. We plan to initiate the study in the United States and in Europe. In our discussions with the EMA, we presented several indications for potential development through the Adaptive Pathways project, including muscle wasting and hip fracture.

Pulmonary Diseases – We have out-licensed PLX-PAD for the treatment of PAH to United. A Phase I study was initiated in Australia in patients suffering from PAH during the second quarter of 2013.

Bone Marrow Failure – Following positive data from the use of PLX-R18 (previously PLX-RAD) cells in animals in stimulating hematopoiesis in injured bone marrow and following bone marrow transplantation, we intend to pursue the development of PLX-R18 in the treatment of bone marrow failure from various causes.

In March 2015, we reported positive data from three independent preclinical studies of PLX-R18. Results from these trials, as well as those from nineteen prior studies conducted by the National Institute of Allergy and Infectious Diseases, or NIAID, at the NIH, Case Western University, Cleveland, Ohio, and Hadassah Medical Center, Jerusalem, Israel, collectively suggest that PLX-R18 is safe and may significantly improve outcomes after bone marrow failure and/or support hematopoietic cell transplantation. Data collected on the mechanism of action show that PLX-R18 acts by enhancing production of platelets and white and red blood cells in cases of severely damaged bone marrow, and may also accelerate engraftment of transplanted hematopoietic cells. With these capabilities, PLX-R18 could potentially treat a broad range of indications related to bone marrow function which, taken together, constitute a substantial global market.

We met with FDA representatives to discuss the initiation of a Phase I first-in-human clinical study of PLX-R18 for the treatment of incomplete hematopoietic recovery following hematopoietic cell transplantation. We anticipate initiating the Phase I trial in the United States in early 2016.

ARS – We have conducted several in-vivo studies for the evaluation of PLX-R18 for the treatment of ARS, in cooperation with the NIAID.

We anticipate that the NIH will continue to support and conduct animal studies to determine if PLX-R18 can bring about the recovery of patients with acute radiation syndrome.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Japan’s PMDA, Germany’s PEI and the Israeli Minister of Health, or MOH, and working with the Ministry of Food and Drug Safety, or MFDS, of South Korea and the Australian regulatory authorities via our collaborators.

The Adaptive Pathways pilot project is part of the EMA’s efforts to improve timely access for patients to new therapies. It targets treatments with the potential to heal serious conditions with an unmet medical need, and may reduce the time to a medicine's approval or to its reimbursement for targeted patient groups. The pilot is open to clinical programs in early stages of development only. After a therapy is selected for the program, the Adaptive Pathways Discussion Group provides detailed guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 45 issued patents and 149 patent applications in the U.S., Europe, China and Japan, as well as in additional countries worldwide, including Israel and countries in the Far East, South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their culturing, our patent portfolio includes different types of claims that protect the various unique aspects of our technology.

Our multi-national portfolio of patent and patent applications includes the following claims:

•	Our proprietary expansion methods for 3D stromal cells;
•	Composition of matter claims covering the cells;
•	The therapeutic use of PLX cells for the treatment of a variety of medical conditions; and
•	Cell-culture devices.

Through our experience with ASC-based product development, we have developed expertise and know-how in this field and have established procedures for manufacturing clinical-grade PLX cells in our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are retained as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials, and an obligation to assign to us inventions conceived during the course of performing services for us.

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

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS PCT/US2000/02688	United States, Europe	United States, Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	United States, Japan, Europe, Mexico, Israel, China, Hong Kong, Canada, Brazil, Korea	Japan, Europe, Israel, Singapore, Russia, South Africa, Australia, India, Korea
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Europe, Mexico, Korea, Australia, Israel, India, China, Hong Kong, Canada, Brazil, Russia, Mexico	United States, Europe, Singapore, Australia, Hong Kong, South Africa
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527	United States, Brazil, Canada, China, Europe, Hong Kong, Israel	Russia, South Africa
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844	United States, Europe, Israel, Hong Kong
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846	United States, Europe, Israel, India, Singapore, Hong Kong, Canada, China, Brazil	United States, Russia, Australia, South Africa, Mexico
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845	United States, Europe, Israel, Hong Kong
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States, Europe, Israel, Hong Kong

ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Mexico	China, Australia, New Zealand, South Africa
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	United States, Australia, Canada, China, Europe, Hong Kong, Israel, India, Korea, Mexico, Singapore	South Africa
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States, Europe, Hong Kong, Israel, Korea, Japan
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730	United States, Europe, Israel, Hong Kong
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114	United States, Israel
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184	United States, Europe, China, Japan, Korea, Canada, Brazil, Hong Kong, Israel, India, Mexico, New Zealand, Russia, Singapore	Europe
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186	United States, Europe, China, Japan, Korea, Canada, Israel, Singapore
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	United States, Europe, China, Japan, Korea, Canada, Brazil, Israel, India, Russia, Singapore
METHODS FOR PREVENTION AND TREATMENT OF GRAFT-VERSUS-HOST DISEASE PCT/IB2014/059706	International (PCT) Application
ADHERENT CELLS FROM ADIPOSE OR PLACENTA TISSUES AND USE THEREOF IN THERAPY PCT/IB2014/062963	International (PCT) Application

Research and Development

Our research and development expenses were $23,416,000, $24,938,000 and $19,906,000 in fiscal years 2015, 2014 and 2013, respectively, before deducting the participation by the Office of the Chief Scientist, or OCS, and grants by third parties.

Foundational Research

Our initial technology, the PluriX™ Bioreactor system, was invented at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology has been further significantly developed by our research and development teams over the ensuing years.

Ongoing Research and Development Plans

In July 2007, we entered into a five year collaborative research agreement with the Berlin-Brandenburg Center for Regenerative Therapies at Charité - University Medicine Berlin, or Charité. In August 2012, we extended our collaborative research agreement with Charité for a period of five years through 2017. We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. The Charité will receive up to 1% royalties from new developments that have been achieved during the joint development.

In recent years we have also engaged in research and development projects with other leading research institutions such as Hadassah University Medical Center, or Hadassah, in Jerusalem, Israel and the Texas A&M Health Science Center (Texas A&M) in Round Rock, Texas.

We use the services of Texas A&M for conducting a pre-clinical trial with PLX cells in a mice model of pre-eclampsia. We have no current or ongoing obligations to Texas A&M.

We have used the services of Hadassah to conduct pre-clinical trials from 2011 through 2013, mainly in the field of radiation-induced hematopoietic failure. We have no current or ongoing obligations to Hadassah.

On June 19, 2011, we entered into an exclusive license agreement, or the United Agreement, with United for the use of our PLX cells to develop and commercialize a cell-based product for the treatment of PAH.  The United Agreement provides that United will receive exclusive worldwide license rights for the development and commercialization of our PLX cell-based product to treat PAH.  The United Agreement further provides for the following consideration payable to us: (i) an upfront payment of $7 million paid in August 2011, which includes a $5 million non-refundable upfront payment and a $2 million advance payment on the development; (ii) up to $37.5 million upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10 million of certain of our expenses if we establish a GMP manufacturing facility in North America; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties at a mid-single digit percent and the purchase of commercial supplies of the developed product from us at a specified margin over our cost.

The United Agreement became effective on August 2, 2011, and will continue until the later of several events, including termination of all patents relating to the collaboration, upon certain government action, or if the parties do not develop any product under the United Agreement.  United may unilaterally terminate the United Agreement at any time and without cause.  In such event, United shall pay us certain costs and expenses related to any non-cancellable commitments made by us prior to the date of termination and cease all activities in connection with the United Agreement.

On June 26, 2013, we entered into an exclusive out-licensing and commercialization agreement, or the CHA Agreement, with CHA, for conducting clinical trials and commercialization of our PLX-PAD product in South Korea in connection with two indications: the treatment of CLI and IC. We will continue to retain rights to our proprietary manufacturing technology and cell-related intellectual property.

The first clinical study to be performed as part of the CHA Agreement is a Phase II trial in IC. This study is part of our multination phase II study. The Korean arm study was approved in November 2013 by South Korea’s MFDS.

Upon the first regulatory approval for a PLX product in South Korea, if granted, for the specified indications, we and CHA will establish an equally owned joint venture. The purpose of the joint venture will be to commercialize PLX cell products in South Korea. Additionally, we will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

In addition, and as contemplated by the CHA Agreement, in December 2013, we and CHA executed a mutual investment pursuant to which we issued 2,500,000 shares of our common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of us and CHA of approximately $10,414,000.

The term of the CHA Agreement extends from June 24, 2013 until the later of the expiration, lapse, cancellation, abandonment or invalidation of the last valid patent claim covering the development of the product indications.  The CHA Agreement contains customary termination provisions, including in the event that the parties do not reach an agreement upon a development plan for conducting the clinical trials.

Upon termination of the CHA Agreement, the license granted thereunder will terminate, and all rights included therein will revert to us, whereupon we will be free to enter into agreements with any other third parties for the granting of a license in or outside South Korea or to deal in any other manner with such rights as it shall see fit in our sole discretion.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing. Our new state-of-the-art GMP grade manufacturing facility in Haifa has been in use since February 2013 for the main purpose of clinical grade, large-scale manufacturing. The facility’s new automated manufacturing process and products were approved for production of PLX-PAD for clinical use by the FDA, PEI, Korean MFDS and the Israeli MOH after submission of a comprehensive comparability study. Furthermore, the site was inspected and approved by a qualified person representing PEI, approving that the site and production processes meet the current GMP for the purpose of manufacturing PLX-PAD.  Following the clinical approval of the facility, we are moving forward with our planned clinical trials based on cells manufactured in the new, efficient and improved manufacturing processes.

We obtain the human placentas used for our research and manufacturing activities from various hospitals in Israel after receiving a written informed consent by the mother and pathogen clearance. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States and the European Union as well as other countries in which our products will be marketed in the future. Specifically, the FDA in the United States and the EMA in Europe must approve the product for marketing.  Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries have similar requirements for testing and marketing.

The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time, resources and money. There can be no assurance that our product candidates will ultimately receive marketing approval.

There are several stages every drug has to go through during its development process. Among these are:

•
Performance of nonclinical laboratory and animal studies to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice requirements to ensure their quality and reliability.

•	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, to establish the safety and efficacy of the product for its intended indication;

•	The manufacture of the product according to GMP regulations and standards; and

•	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

Approval of a drug for clinical studies in humans and approval of marketing are sovereign decisions of states, made by national, or, in case of the European Union, international regulatory competent authorities.

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical trials and marketing applications in the United States, generally requires the following steps prior to approving a new biological product either for clinical studies or for commercial sale:

•	Submission of an Investigational New Drug Application, which must become effective before clinical testing in humans can begin;

•	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the drug candidate into humans in clinical trials;

•	Submission to the FDA of a Biologics License Application, or BLA, for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical trials;

•	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

•	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products.This European Union regulation requires:

•
Filing a Clinical Trial Application with the various member states or via a centralized procedure (a Voluntary Harmonisation), which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

•	Obtaining approval of affiliated Ethics Committees of research institutions or other clinical sites to introduce the drug candidate into humans in clinical trials;

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the product for its intended use; and

•
Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the EU. The EMA is expected to review and approve the Marketing Authorization Application.

In April 2015, the EMA designated PLX-PAD as a somatic cell therapy medicinal product and as a tissue-engineered product.

In April 2015, the Pediatric Committee of the EMA granted PLX-PAD a waiver for the requirement to submit a pediatric investigational plan for all indications falling under "treatment of peripheral atherosclerosis", including IC and CLI.

In May 2015, we were selected by EMA for development of PLX-PAD cells via the Adaptive Pathways approach, with the potential to reach the market several years faster than the traditional regulatory approval pathway.

Other Regulations

We expect to have to obtain approval for clinical studies and ultimately for marketing of each of our products from regulatory authorities in countries outside the United States and the European Union, prior to the commencement of marketing of the product in those countries. In Japan, we have initiated regulatory interactions with the PMDA in the framework of the new regulations for regenerative therapy effective in November 2014, which promote expedited approval for regenerative therapies that are being developed for seriously debilitating/life-threatening indications. We intend to develop PLX-PAD for CLI using this regulatory approach, with the potential to reach the market via conditional approval after a Phase I/II study.

In general, the approval procedure varies among countries, and may involve additional preclinical testing and clinical trials.  The requirements and time required may differ from those required for FDA or EMA approval. Each country may impose certain procedures and requirements of its own. Most countries other than the United States, the European Union and Japan are willing to consider requests for marketing approval only after the product had been approved for marketing by either the FDA, the EMA or the PMDA.  The decision regarding marketing approval is made following the submission of a dossier that is thoroughly assessed and critically addressed.

Clinical trials

Typically, in the United States and the European Union as well as in Japan , clinical testing involves a three-phase process, although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers, or patients in cases of ethical issues with using healthy volunteers, and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with a homogenous group of patients afflicted with the specific target disease, in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, controlled trials conducted with a heterogeneous group of patients afflicted with the target disease, in order to provide statistically valid proof of efficacy, as well as safety and potency. The Phase III trials represent the trials that are considered for confirmation of efficacy and safety and are the most important ones for the approval. In some circumstances, a regulatory agency may require Phase IV, or post-marketing, trials if it feels that additional information needs to be collected about the drug after it is on the market.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators to minimize risks. The sponsor of a clinical trial is required to submit an annual safety report to the relevant regulatory agencies, in which serious adverse events must be reported, and also to submit in an expedited manner any individual serious adverse events that are suspected to be related to the tested drug,. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical study based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

Employees

We presently employ a total of 160 full-time employees and 9 part-time employees, of whom 142 full-time employees and 9 part-time employees are engaged in research, manufacturing and clinical trials.

Competition

The regenerative medicine field is characterized by intense competition, as global pharma players are becoming more engaged in the cell therapy field based on the advancements made in clinical trials and due to the new favorable regenerative medicine legislation in certain regions. We face competition from both allogeneic and autologous cell therapy companies, academic, commercial and research institutions, pharmaceutical companies, biopharmaceutical companies, and governmental agencies. Some of the clinical indications we currently have under development are also being investigated in preclinical and clinical programs by others.

There are multiple participants in the cell therapy field such as Athersys, Inc., Capricor Therapeutics, Inc., Celgene Corporation, and Mesoblast LTD. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies, and the efficacy of our products.  Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executive, scientific and clinical development personnel to identify and develop viable cellular therapeutic candidates and exploit these products commercially. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify.

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

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA, the EMA, the PMDA and regulatory agencies in other countries continue to regulate marketed products, manufacturers and manufacturing facilities, which may create additional regulatory barriers and burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

We cannot market and sell our cell therapy product candidates in the United States, Europe, Japan, , or in other countries if we fail to obtain the necessary regulatory approvals or licensure.

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

To obtain marketing approvals in the United States and Europe for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA ,the EMA and the PMDA that the cell therapy product candidates is safe and effective for each disease for which we seek approval.  So far, we have successfully conducted Phase I/II and Phase I clinical trials for our PLX-PAD product, which currently is our only product that is the subject of clinical trials.  Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA, the EMA or the PMDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, the EMA or the PMDA could stop our trials before completion.

Future sales of our shares may cause the prevailing market price of our shares to decrease.

Future sales of our common stock, or the perception that such sales may occur, could cause immediate dilution and adversely affect the market price of our common stock.

 If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, PMDA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons.  For instance, in June 2013, we received a clinical hold notification, or the Clinical Hold, with respect to our United States Phase II IC study due to a serious allergic reaction in a case which required hospitalization.  This Clinical Hold, which was lifted in September 2013, resulted in delays in our clinical trials plan for IC in the United States, Europe and Israel as well as the extension of the development period for which we received funds from United from 6.5 years to 11.5 years. Our clinical trials may be delayed or terminated due to other reasons, such as:

•	The FDA, the EMA or the PMDA does not grant permission to proceed or places additional trials on clinical hold;

•	Subjects do not enroll in our trials at the rate we expect;

•	The regulators may ask to increase subject’s population in the clinical trials;

•	Subjects experience an unacceptable rate or severity of adverse side effects;

•
Third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
Inspections of clinical trial sites by the FDA, EMA, PMDA or MFDS and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

•	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA, PMDA and other regulatory authorities.

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

There is no assurance that we will obtain regulatory approval for PLX cells. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, the EMA, the PMDA or other applicable regulatory authorities, in well-designed and conducted clinical trials, that the product candidate is safe and effective and that the product candidate, including the cell production methodology, otherwise meets the appropriate standards required for approval. Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more clinical trials may occur at any stage of testing.

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

We have limited experience in conducting and managing large human trials. If we fail in the conduct of such trials, our business will be materially harmed.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA, the EMA, the PMDA and other countries’ regulatory authorities have relatively limited experience with cell therapies. Very few cell therapy products have been approved by regulatory authorities to date for commercial sale, and the pathway to regulatory approval for our cell therapy product candidates may accordingly be more complex and lengthy. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

There are very few drugs and limited therapies that the FDA or EMA have approved as treatments for some of the disease indications we are pursuing. This could complicate and delay FDA, EMA or other countries’ regulatory authorities approval of our biologic drug candidates.

There are very few drugs and limited therapies currently approved for treatment of CLI, IC, ARS or PH.  As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. Despite our eligibility for certain accelerated pathways, this could increase the difficulty of our obtaining FDA, EMA or other countries’ regulatory authorities approval to market our products.

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

In addition to the placenta used in the clinical manufacturing process of PLX we require certain raw materials. These items must be manufactured and supplied to us in sufficient quantities and in compliance with current GMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these raw materials to current GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our cell-based drug candidates.

In addition, as we proceed with our clinical trial efforts, we must be able to continuously demonstrate to the FDA, EMA, and other regulatory authorities that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of current GMP-grade materials of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials.

We may not be able to take advantage of the new regulatory pathways in Europe and Japan to shorten our time to market of our products

Recent regulatory pathways in Europe and Japan may allow for early commercialization of our products and reducing the time to market of our products. The purpose of Europe’s Adaptive Pathways is to shorten the time it takes for innovative medicines to reach patients with serious conditions that lack adequate treatment options. After a therapy is selected for the program, the Adaptive Pathways group conducts high level discussions and provides guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications. In Japan, a new law regarding regenerative therapies, including cell therapies, came into effect. The new law allows for conditional, time-limited approval of products for marketing after limited proof of efficacy.

In May 2015, the EMA selected our PLX cell program in CLI for its Adaptive Pathway project. In addition, the PMDA approved the proposed quality and large-scale manufacturing methods for PLX-PAD and has recently cleared our PLX-PAD cells for use in clinical trials in Japan. However, since these new regulatory pathways are relatively new, we may eventually not be able to meet the regulatory requirements and as a result would not benefit from early access to the market.

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

We have received royalty-bearing grants from the OCS, for research and development programs that meet specified criteria. The terms of the OCS’s grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer, or CEO, serves as a director of our Company or as our CEO is generally required to notify the same to the OCS and to undertake to observe the law governing the grant programs of the OCS, the principal restrictions of which are the transferability limits described above. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

Our success depends to a significant extent on the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our CEO and Chairman, and Yaky Yanay, our Chief Operating Officer, or COO, President, and Chief Financial Officer, or CFO.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.  We do not maintain key person insurance on the lives of any of our officers or employees.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the Euro and the New Israeli Shekel, or NIS, because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities. During 2015, we entered into forward contracts and other derivative instruments to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses and costs of operations denominated in NIS.

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

Our assets include a significant component of cash.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2015.  Currently, we hold part of our current assets in bank deposits and part is invested in bonds, government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

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

Our marketable securities include our investment in CHA shares as part of the license agreement signed with CHA in June 2013 We may be exposed to fluctuations in the market values of the shares, as well as to fluctuations in the KRW exchange rate to U.S. dollar.

As part of the CHA Agreement, in June 2013 the parties invested in each other’s equity. As of June 30, 2015, we held 400,368 CHA shares valued at $6.0 million. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S. dollar.

Although our internal control over financial reporting was considered effective as of June 30, 2015, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal year 2015 concluded that our internal control over financial reporting was effective.  In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2015.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive, new manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel 31905, where we occupy approximately 4,390 square meters. Our monthly rent payment for these leased facilities as of July 2015 was 177,000 NIS (approximately $47,000). For the fiscal year ended June 30, 2015, we paid $457,450 for rent for such facilities. In addition, we rent a facility that is located at MATAM Advanced Technology Park, Building No. 20, Haifa, Israel 31905, where we occupy approximately 1,280 square meters. Our monthly rent payment for the leased facilities in Building No. 20 as of July 2015 was 77,000 NIS (approximately $20,500). For the fiscal year ended June 30, 2015, we paid $246,600 for rent for such facilities. We believe that the current space we have, including our current improvement plans, is adequate to meet our current and near future needs.

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

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2014
September 30, 2013	$3.48	$2.93
December 31, 2013	$3.70	$3.19
March 31, 2014	$4.47	$3.58
June 30, 2014	$3.90	$3.11
Fiscal Year Ended June 30, 2015
September 30, 2014	$3.15	2.58
December 31, 2014	$3.37	$2.32
March 31, 2015	$3.78	$2.54
June 30, 2015	$2.97	$2.48

On September 1, 2015, the per share closing price of our common stock, as reported on NASDAQ website, was $1.90.  As of September 1, 2015, there were 110 holders of record, and 79,106,381 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8261, (800) 937-5449.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and to a peer group index (comprised of: Athersys, Inc.; Cytori Therapeutics, Inc.; Capricor Therapeutics, Inc. and Mesoblast, Ltd.) during the period from July 1, 2010 through June 30, 2015. The performance shown is not necessarily indicative of future price performance.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In May 2015, we issued 300,000 shares of common stock to an investor. We also granted 2,200 restricted stock units to IR consultants and 5,500 restricted stock units to clinical consultants.

In June 2015, we granted 31,100 restricted stock units to IR consultants for services rendered.

The above issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2015, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$379	$379	$679	$716	$-
Cost of revenues	13	11	20	21	-
Gross profit	366	368	659	695	-
Research and development expenses	23,416	24,938	19,906	12,685	8,311
Participation by the OCS and other parties	4,243	5,396	2,673	3,527	1,682
Research and development expenses, net	19,173	19,542	17,233	9,158	6,629
General and administrative expenses	6,460	8,676	5,649	6,568	4,485
Operating loss	25,267	27,850	22,223	15,031	11,114
Financial income (expenses), net	590	918	1,068	237	266
Net loss for the period	$24,677	$26,932	$21,155	$14,794	$10,848
Basic and diluted net loss per share	$0.35	$0.42	$0.38	$0.34	$0.35

Weighted average number of shares used in computing basic and diluted net loss per share	70,284,337	63,514,405	55,481,357	44,031,866	31,198,825

Statements of Cash Flows Data:
Net cash used in operating activities	$20,605	$19,121	$16,887	$3,275	$5,755
Net cash provided by (used in) investing activities	21,537	1,983	(19,799)	(30,797)	(36)
Net cash provided by financing activities	17,201	12,624	36,304	632	47,037
Net increase (decrease) in cash	18,133	(4,514)	(382)	(33,440)	41,246
Cash and cash equivalents at beginning of year	4,493	9,007	9,389	42,829	1,583
Cash and cash equivalents at end of year	$22,626	$4,493	$9,007	$9,389	$42,829

Balance Sheet Data:
Cash, cash equivalents, short-term bank deposits, restricted cash and short-term deposits, and marketable securities	$53,119	$58,819	$54,213	$37,809	$42,829
Current assets	56,868	61,987	55,085	38,192	43,297
Long-term assets	11,287	12,036	13,231	9,228	2,719
Total assets	68,155	74,023	68,316	47,420	46,016
Current liabilities	6,183	7,397	5,921	5,522	2,018
Long-term liabilities	3,829	4,503	4,929	4,156	576
Stockholders’ equity	58,143	62,123	57,466	37,742	43,422

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions, with our lead indications focusing on cardiovascular, orthopedic, pulmonary, hematological, and women’s health diseases. Our patented placenta expanded, or PLX, cells are intended to function as a platform that releases a number of therapeutic proteins in response to various local and systemic inflammatory and ischemic signals that are generated by the patient’s own body. PLX cells are grown using our proprietary three-dimensional, or 3D, micro environment technology which produces a product that requires no tissue matching prior to administration.

We were incorporated as a Nevada corporation in 2001. We have a wholly owned subsidiary in Israel called Pluristem Ltd. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several routes of administration, such as intravenous and intramuscular injections. We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies. We have built a facility that complies with current Good Manufacturing Practice requirements, or GMPs, and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities.

Our focus is to make significant progress in our clinical pipeline and shorten the time to market of our first product, PLX-PAD, in Europe and Japan, in parallel to our clinical trials in the United States. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. We believe that these new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia, or CLI, as well as for carefully selected hematologic indications which represent substantial unmet needs that we hope to address with our second product, PLX-R18. In May 2015, we announced that the PLX cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency, or EMA. In addition, we reported that Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, approved the proposed quality and large-scale manufacturing methods for PLX-PAD for use in clinical trials in Japan. In August 2015, we announced that the PMDA has cleared our PLX-PAD cells for use in clinical trials in Japan. We plan to continue frequent discussions with these regulators in order to initiate clinical studies using the accelerated paths. Our intention is to initiate the CLI studies during calendar year 2016 with the aim of obtaining initial approval in calendar year 2018.

We plan to continue developing multiple placenta-derived cell therapy products that we anticipate will lead to significant improvement in the lives of patients, and expect to demonstrate the real-world impact and value of our pipeline, technology platform and commercial-scale manufacturing capacity. We made progress in our Phase II intermittent claudication, or IC, trial, a randomized, double blind, placebo controlled, multinational clinical trial. We currently have active clinical sites in the United States, Israel, Germany and South Korea. We also anticipate that United Therapeutics Corporation, or United, will complete an ongoing Phase I clinical trial of PLX-PAD cells in pulmonary arterial hypertension in Australia, which will potentially lay the groundwork for a Phase II clinical trial.

We plan to initiate a Phase I/II incomplete engraftment study in the United States, and we are currently in discussions with the FDA before submitting an IND application. Currently, we plan to continue working in partnership with the NIH in developing PLX-R18 as a potential treatment for Acute Radiation Syndrome, or ARS. In the upcoming months, we expect to receive FDA guidance on the additional animal studies that would be required to approve PLX-R18 for use in ARS under the Animal Rule regulatory pathway, which does not require human efficacy trials.

We plan to evaluate in coming months the timing to initiate our advanced orthopedic indications, based on potential partnering interest as well as regulatory approvals for early access to the market.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2015 COMPARED TO YEAR ENDED JUNE 30, 2014 AND YEAR ENDED JUNE 30, 2014 COMPARED TO YEAR ENDED JUNE 30, 2013.

Revenues

Revenues for each of the years ended June 30, 2015 and June 30, 2014 were $379,000. All such revenues were derived from the United Agreement.

Revenues decreased by 44% from $679,000 for the year ended June 30, 2013 to $379,000 for the year ended June 30, 2014. All such revenues were derived from the United Agreement.

The reduction from the year ended June 30, 2013 to 2014 is due to a re-evaluation we did for the development period under the United Agreement in light of the Clinical Hold. In June 2013, we received notification from the FDA that our United States Phase II IC study had been placed on Clinical Hold due to a serious allergic reaction in a case which required hospitalization.  In September 2013, the FDA lifted the Clinical Hold. In June 2013, following the Clinical Hold, we extended the development period for which we received funds from United from 6.5 years to 11.5 years. The license fee will be recognized on a straight line basis as revenue over the estimated development period.

We estimated the remaining performance period of the development to be approximately 7.5 years as of June 30, 2015. The license fee will continue to be recognized on a straight-line basis as revenue over the estimated remaining development period.

Cost of revenues

Cost of revenues increased by 17% from $11,000 for the year ended June 30, 2014 to $13,000 for the year ended June 30, 2015. This increase is related to the royalties we are obligated to pay to the OCS, which reflects 3.5% of the revenues derived from the United Agreement in fiscal 2015 compared to 3% of the revenues derived from the United Agreement in fiscal 2014.

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

Research and Development net

Research and development net costs (costs less participation and grants by the OCS and other parties) for the year ended June 30, 2015 decreased in 2% to $19,173,000 from $19,542,000 for the year ended June 30, 2014.

This decrease is attributed to improved planning of our production process, which resulted in a decrease in materials consumption, offset by an increase in subcontractors and consultants fees which related to regulatory and preclinical activities, and a decrease in the OCS participation. The decrease in the OCS participation is attributable to a delay in the approval of the OCS grant for 2013 with resulted a higher participation in 2014, and a lower grant approved by the OCS in 2015 compared to 2014.

The decrease in research and development expenses, net, is also attributed to the fluctuations in the exchange rates of the U.S. dollar and the NIS. The average exchange rate during the year ended June 30, 2014 was 3.518 while the average exchange rate during the year ended June 30, 2015 was 3.778. The strength of the U.S. dollar against the NIS during the year ended June 30, 2015 caused lower expenses in U.S. dollars, for the same amount of expenses that are dominated in NIS.

Research and development net costs (costs less participation and grants by the OCS and other parties), for the year ended June 30, 2014 increased by 13% to $19,542,000 from $17,233,000 for the year ended June 30, 2013.  This increase is attributed to the material increase in our in-house research and development activity, increase in our salaries due to, among other things, an increase of 45 employees as compared to the average number of employees in the year ended June 30, 2013, an increase in our depreciation expenses and an increase in our rent and maintenance expenses, offset by an increase in OCS participation. This increase in OCS participation is attributable to the fact that due to a delay in the approval of the OCS grant for 2013, we recognized $5,396,000 in fiscal year 2014 compared to $2,673,000 in fiscal year 2013.

General and Administrative

General and administrative expenses decreased by 26% from $8,676,000 for the year ended June 30, 2014 to $6,460,000 for the year ended June 30, 2015.  This is primarily driven by a decrease in stock-based compensation expenses related to our directors and officers and attributable to the timing of the grant of restricted stock units, or RSUs.

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

Financial Income, net

Financial income decreased from $918,000 for the year ended June 30, 2014 to $590,000 for the year ended June 30, 2015. This decrease is mainly attributable to an increase in exchange rates expenses, related to the strength of the U.S. dollar against the NIS in the year ended June 30, 2015. The exchange rates expenses’ increase was offset by an increase in gains related to our sale of our marketable securities and the sale of a portion of CHA shares, as well as increase in gains from derivatives and fair value hedge derivatives.

Financial income decreased from $1,068,000 for the year ended June 30, 2013 to $918,000 for the year ended June 30, 2014. The decrease is mainly due to a decrease in gains from hedging instruments and interest income on deposits over fiscal 2014, offset by an increase in our gain from marketable securities.

Net Loss

Net loss for the year ended June 30, 2015 was $24,677,000 as compared to a net loss of $26,932,000 for the year ended June 30, 2014. Net loss per share for the year ended June 30, 2015 was $0.35, as compared to $0.42 for the year ended June 30, 2014.  The net loss per share decreased as a result of the decrease in our net loss, and an increase in our weighted average number of shares due to the issuance of additional shares during fiscal 2015.

Net loss for the year ended June 30, 2014 was $26,932,000 as compared to a net loss of $21,155,000 for the year ended June 30, 2013. Net loss per share for the year ended June 30, 2014 was $0.42, as compared to $0.38 for the year ended June 30, 2013.  The net loss per share increased as a result of the increase in our net loss, offset by the increase in our weighted average number of shares due to the issuance of additional shares, mainly the shares issued to CHA in December 2013 and the shares issued under an At Market Issuance Sales Agreement, or ATM Agreement.

Liquidity and Capital Resources

As of June 30, 2015, our total current assets were $56,868,000 and our total current liabilities were $6,183,000. On June 30, 2015, we had a working capital surplus of $50,685,000 and an accumulated deficit of $138,511,000.

As of June 30, 2014, our total current assets were $61,987,000 and our total current liabilities were $7,397,000. On June 30, 2014, we had a working capital surplus of $54,590,000 and an accumulated deficit of $113,834,000.

Our cash and cash equivalents as of June 30, 2015 amounted to $22,626,000.  This is an increase of $18,133,000 from the $4,493,000 reported as of June 30, 2014. Cash balances increased in the year ended June 30, 2015 for the reasons presented below:

Operating activities used cash of $20,605,000 in the year ended June 30, 2015. Cash used by operating activities in the year ended June 30, 2015 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by an OCS grant.

Investing activities provided cash of $21,537,000 in the year ended June 30, 2015. The investing activities consisted primarily of withdrawal of $16,061,000 of short-term deposits and proceeds of $11,269,000 from the sale and redemption of marketable securities, offset by investing $4,903,000 in marketable securities and the purchase of property and equipment for $831,000.

Financing activities generated cash in the amount of $17,201,000 during the year ended June 30, 2015. The financing activities are primarily attributable to net proceeds of $16,914,000 from issuing shares of our common stock in the offering we closed in June 2015 and stock issuances in private placements in October 2014 and February 2015, and $287,000 from exercises of warrants and options by employees and investors.

On June 25, 2015, we entered into definitive agreements to sell 6,800,000 shares of common stock and warrants to purchase up to 4,080,000 shares of common stock at a combined price of $2.50 per share and related warrants. The gross proceeds from the offering were $17 million. The warrants have an exercise price of $2.85 per share of common stock, are immediately exercisable and expire 5 years from the closing of this offering. The offering was closed on June 30, 2015.

In October 2014, we issued 200,000 shares of common stock to an investor, in a private placement. The aggregate cash consideration received was $528,000. In February 2015, we issued an additional 200,000 shares of common stock to an investor, in a private placement. The aggregate cash consideration received was $586,000. In May 2015, the Company issued an additional 300,000 shares of common stock to an investor, in a private placement. As of June 30, 2015, the Company received the par value of the 300,000 shares, and the remaining consideration of $790,000 is presented as “receivables on account of shares”. The Company expects to receive the consideration by the end of September 2015.

From July 2014 through June 2015, a total of 2,081,303 warrants were exercised via “cashless” exercise, resulting in the issuance of 963,876 shares of common stock to our investors.  In addition, 170,167 warrants were exercised for cash and resulted in the issuance of 170,167 shares of common stock to investors of the Company. The aggregate cash consideration received was $276,000.

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

During the years that ended June 30, 2015, 2014 and 2013 we received approximately $4,405,000, $3,243,000 and $1,452,000, respectively, from the OCS towards our research and development expenses.

According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the year ended June 30, 2015, we paid royalties to the OCS in the aggregate amount of $12,000 in cash. The OCS may impose certain conditions on any arrangement under which the OCS permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

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

During the year ended June 30, 2014, we issued 2,596,032 shares of common stock and raised approximately $10,644,000, net of issuance expenses of $195,000, under the ATM Agreement. On September 11, 2014, we notified MLV of the termination of the ATM Agreement.

In February 2013, MTM – Scientific Industries Center Haifa Ltd., or MTM, our landlord, participated by contributing an amount of NIS 2,990,000 (approximately $816,000) toward the cost of constructing our new facility.  Such participation is being made pursuant to our lease agreement with MTM, and is recognized by ratably deducting from our monthly rent payment over the rent period. We recognized participation of $85,000 in fiscal year 2015.

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

During March 2015, we sold a portion of the CHA shares received in December 2013, resulting in net proceeds of $5,717,000. The net gain was $282,000 and is presented as “Financial income, net”.

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320, “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of June 30, 2015 is $5,982,000, and other comprehensive income includes unrealized gains of $857,000 related to the increase in the fair value of CHA shares. If we decide to sell our investment in CHA shares, we will reclassify the unrealized gains or losses in our statement of operations.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to NIS.

Outlook

We have accumulated a deficit of $138,511,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.   Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, other sales of our common stock or sales of the marketable securities we hold.

The OCS has supported our activity in the past ten years. Our last program, for the tenth year, was approved by the OCS in June 2015 and relates to an approximately $2,871,000 grant. The grant will be used to cover research and development expenses for the period January 1, 2015 to December 31, 2015.

In addition, the European authorities approved a research grant under the FP7 in the amount of approximately €92,955 for a period of 5 years which began on January 1, 2011.

In June 2015, we were awarded a “Smart Money” grant of approximately $117,559 from Israel’s Ministry of Economy. The program’s aim is to assist companies to extend their activities in international markets. The Israeli government granted us budget and resources for the marketing of our advanced cell therapy products in Japan and for regulatory activities there. We will also receive assistance from Israel’s trade attachés stationed in Japan, and from experts appointed especially by the "Smart Money" program.

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

Since the deliverables in the United Agreement do not have stand-alone value, none of them qualifies as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000,000 is deferred and recognized on a straight line basis over the related performance period which is the development period in accordance with Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition". We assessed the remaining performance period under the United Agreement at 7.5 years as of June 30, 2015.

The additional regulatory milestones payments will be recognized upon the achievement of futures events by United, in accordance with ASC 450-30-25, “Gain Contingencies". As of June 30, 2015, no regulatory milestones were achieved.

We also received an advance payment for the development of $2,000,000 that will be deductible against development expenses as it accrued. The upfront payment which was received and has not yet fully recognized in the statement of operations, is included in the balance sheet as advance payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United according to the applicable license agreement. We are deducting the payments from research and development expenses in accordance with ASC 730-20, "Research and Development Agreements". As of June 30, 2015, we deducted an amount of approximately $1,907,000.

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In fiscal year 2015, we recorded stock-based compensation expenses related to restricted stock units in the amount of $4,050,000.

In accordance with ASC 718, "Compensation-Stock Compensation", or ASC 718, restricted shares units to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2015 and 2014 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

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

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we did not recognize any impairment charges on outstanding securities during the year ended June 30, 2015.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2013 through 2015 (in thousands of dollars):

	Year ended June 30,
	2013	2014	2015
Clinical trials expenses	$1,900	$2,440	$2,540
Consultants and subcontractor expenses	3,562	2,108	2,863
Payroll and related expenses	5,672	7,846	7,785
Materials expenses	3,824	5,624	3,835
Stock based compensation expenses	993	1,260	1,601
Depreciation expenses	955	1,785	1,942
Rent and maintenance expenses	1,362	1,808	1,610
Patent expenses	673	572	650
Other R&D expenses	965	1,495	3,130
Total expenses	19,906	24,938	23,416
Less: OCS and others participation	(2,673)	(5,396)	(4,243)
Research and Development Expenses, Net	$17,233	$19,542	$19,173

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing between 70% - 77% of the total operating expenses for each of our fiscal years 2013, 2014 and 2015. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$7,236,000	$1,094,000	$3,265,000	$2,101,000	$776,000
Minimum purchase requirements	759,000	759,000
Accrued Severance Pay, net	106,000				106,000
Total	$8,101,000	$1,853,000	$3,265,000	$2,101,000	$882,000

Off Balance Sheet Arrangements

Our Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of June 30, 2015, we had $22.6 million in cash and cash equivalents, $8.5 million in short-term bank deposits and restricted deposits and $22.2 million in marketable securities.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants' fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2015, we own net balances in NIS of approximately $3,871,000, Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $430,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $352,000, in both cases excluding the effect of our hedging transactions (as described below).

 The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2013	2014	2015
Average rate for period	3.794	3.518	3.788
Rate at period-end	3.618	3.438	3.769

We use currency hedging transactions of options and forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

Since November 2013, we have entered into forward contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in NIS. As of June 30, 2015, we had forward contracts in place to hedge future payroll and related expenses in NIS in the notional principal amount of approximately $1,560,000, with a fair value of approximately $52,000, which is presented in “other current assets” on our consolidated balance sheets. The net unrealized gain on the effective portion of these cash flow hedges was $23,000. The forward contracts on our future NIS payroll and related expenses will settle by October 2015.

As of June 30, 2015, we own 400,368 common shares of CHA, which are presented in our financial statements as marketable securities. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S dollar. In February 2014, we entered into a forward contract with a notional principal of $11 million, to hedge against the foreign currency risk between the KRW and the U.S. dollar. The forward contract expired on December 26, 2014, resulting in a net gain of $59,000.

For the year ended June 30, 2015, our net gain from hedging transactions that are non-designated and consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS were $248,000.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firm, dated September 9, 2015.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated September 9, 2015, expressed an unqualified opinion thereon.

Haifa, Israel September 9, 2015	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited Pluristem Therapeutics Inc. internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Pluristem Therapeutics Inc. and its subsidiary's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of  internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pluristem Therapeutics Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015 of Pluristem Therapeutics Inc. and its subsidiary and our report dated September 9, 2015 expressed an unqualified opinion thereon.

Haifa, Israel September 9, 2015	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEET
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2015	2014
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$22,626	$4,493
Short-term bank deposits		7,167	19,451
Restricted cash and short term bank deposits	2f	1,076	4,914
Marketable securities	3	22,250	29,961
Accounts receivable from OCS		1,691	2,263
Other current assets	5	2,058	905
Total current assets		56,868	61,987

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	360	304
Severance pay fund		753	901
Property and equipment, net	6	10,173	10,823
Other long term assets		1	8
Total long-term assets		11,287	12,036

Total assets		$68,155	$74,023

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$3,268	$3,465
Accrued expenses		910	915
Deferred revenues	1d, 2i	379	379
Advance payment from United	1d, 2i	93	247
Other accounts payable	7	1,533	2,391
Total current liabilities		6,183	7,397

LONG-TERM LIABILITIES

Deferred revenues	1d, 2i	2,468	2,847
Accrued severance pay		859	1,068
Other long term liabilities		502	588
Total long term liabilities		3,829	4,503

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 78,771,905 shares as of June 30, 2015: 68,601,452 shares as of June 30, 2014;		1	- (*	)
Additional paid-in capital		195,303	172,998
Accumulated deficit		(138,511)	(113,834)
Receivables on account of shares		(790)	-
Other comprehensive income		2,140	2,959
		58,143	62,123

		$68,155	$74,023

(*)	Less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2015	2014	2013

Revenues	1d, 2i	$379	$379	$679
Cost of revenues		(13)	(11)	(20)
Gross profit		366	368	659

Research and development expenses		(23,416)	(24,938)	(19,906)
Less participation by the Office of the Chief Scientist and other parties		4,243	5,396	2,673
Research and development expenses, net		(19,173)	(19,542)	(17,233)
General and administrative expenses		(6,460)	(8,676)	(5,649)

Operating loss		(25,267)	(27,850)	(22,223)

Financial income, net	10	590	918	1,068

Net loss		$(24,677)	$(26,932)	$(21,155)

Loss per share:
Basic and diluted net loss per share		$(0.35)	$(0.42)	$(0.38)

Weighted average number of shares used in computing basic and diluted net loss per share		70,284,337	63,514,405	55,481,357

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands

	Year ended June 30,
	2015	2014	2013

Net loss	$(24,677)	$(26,932)	$(21,155)
Other comprehensive income (loss), net:
Unrealized gain (loss) on derivative instruments	285	(25)	-
Unrealized gain (loss) on available-for-sale marketable securities, net	(1,132)	3,404	415
Reclassification adjustment of derivative instruments gains (losses) realized in net loss, net	(262)	48	-
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	290	(727)	(26)
Total comprehensive loss	$(25,496)	$(24,232)	$(20,766)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2012	46,448,051	$	(*	)	$103,619	$(130)	$(65,747)	$37,742
Issuance of common stock and warrants related to September 2012 public offering, net of issuance costs of $2,694 (Note 9e)	9,200,000		(*	)	34,106	-	-	34,106
Exercise of options and warrants by employees and consultants	176,867		(*	)	176	-	-	176
Exercise of warrants by investors and finders	1,621,359		(*	)	2,009	-	-	2,009
Stock based compensation to employees, directors and non-employee consultants	1,750,340		(*	)	2,799	-	-	2,799
Stock based compensation to contractor	-		-		1,400	-	-	1,400
Other comprehensive income	-		-		-	389	-	389
Net loss for the period	-		-		-	-	(21,155)	(21,155)

Balance as of June 30, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income	Deficit	Equity
Balance as of July 1, 2013	59,196,617	$	(*	)	$144,109	$259	$(86,902)	$57,466
Issuance of common stock under ATM Agreement, net of issuance costs of $195 (Note 9f)	2,596,032		(*	)	10,644	-	-	10,644
Exercise of options and warrants by employees and non-employee consultants	53,470		(*	)	12	-	-	12
Exercise of warrants by investors and finders	2,902,168		(*	)	1,968	-	-	1,968
Stock based compensation to employees, directors and non-employee consultants	1,353,165		(*	)	5,851	-	-	5,851
Issuance of common stock under CHA Agreement (Note 1d)	2,500,000		(*	)	10,414	-	-	10,414
Other comprehensive income, net	-		-		-	2,700	-	2,700
Net loss	-		-		-	-	(26,932)	(26,932)

Balance as of June 30, 2014	68,601,452	$	(*	)	$172,998	$2,959	$(113,834)	$62,123

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	-	$2,959	$(113,834)	$62,123
Issuance of common stock and warrants related to June 2015 offering, net of issuance costs of $1,200 (Note 9h)	6,800,000		1		15,799				15,800
Exercise of options by employees and non-employee consultants	39,000		(*	)	11	-	-	-	11
Exercise of warrants by investors and finders	1,134,043		(*	)	276	-	-	-	276
Stock based compensation to employees, directors and non-employee consultants	1,397,406		(*	)	4,052	-	-	-	4,052
Issuance of common stock in a private placement (Note 9g)	700,000		(*	)	1,904	(790)	-	-	1,114
Stock based compensation to contractor (Note 9i)	100,004		(*	)	263		-	-	263
Other comprehensive loss, net	-		-		-	-	(819)	-	(819)
Net loss	-		-		-	-	-	(24,677)	(24,677)
Balance as of June 30, 2015	78,711,905		$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,677)	$(26,932)	$(21,155)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,074	1,902	1,033
Loss on property and equipment	20	85	-
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	213	1,282	154
Loss (gain)from sale of investments of available-for-sale marketable securities	290	(727)	(26)
Stock-based compensation to employees, directors and non-employees consultants	4,052	5,851	2,799
Decrease (increase) in OCS receivables	572	(1,990)	(70)
Increase in other current assets and other long-term assets	(1,129)	(251)	(470)
Increase (decrease) in trade payables	(566)	1,257	1,335
Increase (decrease) in other accounts payable, accrued expenses and other long-term liabilities	(949)	902	1,556
Decrease in deferred revenues	(379)	(379)	(679)
Decrease in advance payment from United	(154)	(146)	(1,183)
Decrease (increase) in interest receivable on short-term deposits	35	(36)	(140)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	54	12	(30)
Accrued severance pay, net	(61)	49	(11)
Net cash used in operating activities	$(20,605)	$(19,121)	$(16,887)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(831)	$(1,573)	$(4,309)
Proceeds from sale of property and equipment	19	-	-
Repayment of (investment in) short-term deposits	16,061	7,421	(10,202)
Repayment of (investment in) long-term deposits and restricted bank deposits	(78)	119	869
Proceeds from sale of available-for-sale marketable securities	10,635	6,113	1,848
Proceeds from redemption of available-for-sale marketable securities	634	754	529
Investment in available-for-sale marketable securities	(4,903)	(10,851)	(8,534)
Net cash provided by (used in) investing activities	$21,537	$1,983	$(19,799)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2015	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	$16,914	$10,644	$34,106
Exercise of warrants and options	287	1,980	2,198
Net cash provided by financing activities	$17,201	$12,624	$36,304

Increase (decrease) in cash and cash equivalents	18,133	(4,514)	(382)
Cash and cash equivalents at the beginning of the period	4,493	9,007	9,389
Cash and cash equivalents at the end of the period	$22,626	$4,493	$9,007

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$54	$48	$18

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment in credit	$612	$243	$872
Share consideration to constructor	$263	$-	$1,400
Issuance of common stock under CHA Agreement (Note 1d)	$-	$10,414	$-
Receivables on account of shares	$790	$-	$-

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

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $138,511 through June 30, 2015 and incurred a net loss of $24,677 for the year ended June 30, 2015.

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

c.	License Agreements:

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

CHA Agreement
On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA, for conducting clinical trials and commercialization of Pluristem's PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia, and Intermediate Claudication (the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications, and the Company will continue to retain rights to its proprietary manufacturing technology and cell-related intellectual property.

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

During March 2015, the Company sold a portion of the CHA shares received in December 2013, resulting in net proceeds of $5,717. The net gain was $282 and is presented in “Financial income, net”.

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320, “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of June 30, 2015 is $5,982.

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

f.         Restricted cash and short-term deposits

Short-term restricted deposits and restricted cash used to secure derivative and hedging transactions and the Company’s credit line are presented at cost which approximates market values including accrued interest.

g.	Long-term restricted deposits

Long-term restricted deposits with maturities of more than one year used to secure operating lease agreement are presented at cost which approximates market values including accrued interest.

h.         Marketable Securities

The Company accounts for its investments in marketable securities in accordance with ASC 320,"Investments – Debt and Equity Securities". The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported at "accumulated other comprehensive income (loss)" in the statement of changes in equity.

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

During 2015, 2014 and 2013, no impairment losses been identified.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

i.	Revenue Recognition from the license Agreement with United

The Company recognizes revenue pursuant to the License Agreement with United in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements".

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

The Company received an up-front, non-refundable license payment of $5,000. Additional payments totaling $37,500 are subject to the achievement of certain regulatory milestones by United.

Since the deliverables in the United Agreement do not have stand-alone value, none of them qualifies as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000 is deferred and recognized on a straight line basis over the related performance period which is the development period in accordance with Staff Accounting Bulletin (“SAB”) 104, "Revenue Recognition". The remaining performance period is 7.5 years as of June 30, 2015.

The additional regulatory milestones payments will be recognized upon the achievement of futures events by United, in accordance with ASC 450-30-25, “Gain Contingencies". As of June 30, 2015, no regulatory milestones were achieved.

The Company also received an advanced payment for the development, of $2,000 that is deductible against development expenses as it incurred. The upfront payment which was received and has not yet fully recognized in the statement of operations, is included in the balance sheet as advance payment. Part of the expenses related to the development, on a cost basis, shall be repaid to the Company by United according to the applicable license agreement. The Company is deducting the payments from its research and development expenses in accordance with ASC 730-20, "Research and Development Agreements". As of June 30, 2015, the Company deducted an aggregate amount of approximately $1,907.

j.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-15
Computers and peripheral equipment	33
Office furniture and equipment	15
Vehicles	15
Leasehold improvements	The shorter of the expected useful life or the reasonable assumed term of the lease.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

k.	Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2015, 2014 and 2013, no impairment losses been identified.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718- "Compensation-Stock Compensation" (“ASC 718”) and ASC 505-50 -"Equity-Based Payments to Non-Employees" (“ASC505-50”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

During fiscal years 2015, 2014 and 2013 there were no options grantedto employees or directors.

The assumptions below are relevant to restricted stock units granted in 2015, 2014 and 2013:

In accordance with ASC 718, restricted stock units are measured at their fair value. All restricted stock units to employees, directors and non-employees granted in 2015, 2014 and 2013 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

The fair value of all restricted shares and restricted stock units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of share granted during years 2015, 2014 and 2013 was $2.70, $3.53 and $3.43, respectively.

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

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" (“ASC 740”). This Topic prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

The Company holds an investment portfolio consisting of corporate bonds, government bonds, stocks and index linked notes. The Company intends, and has the ability, to hold such investments until recovery of temporary declines in market value or maturity; accordingly, as of June 30, 2015, the Company believes the losses associated with its investments are temporary and no impairment loss was recognized during 2015. However, the Company can provide no assurance that it will recover declines in the market value of its investments.

q.	Severance pay

The Company’s agreements with employees in Israel, are subject to Section 14 of the Israeli Severance Pay Law, 1963 (“Severance Pay Law”). The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of employment, no additional calculations are conducted between the parties regarding the matter of severance pay and no additional payments are made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

For some employees, which their agreement is not subject to Section 14 of the Severance Pay Law,the Subsidiary's liability for severance pay is calculated pursuant to Israeli Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof.

The Company’s liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

The deposited funds include profits or losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits or losses.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Severance expenses for the years ended June 30, 2015, 2014 and 2013, were $441, $534 and $329, respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

As of June 30, 2015, the Company had forward contracts in place to hedge future payroll and related expenses in NIS of approximately $1,560, with fair value of approximately $52 presented in “other current assets”. The net unrealized gain on the effective portion of these cash flow hedges was $23. The net gain (loss) realized in statement of operations during the year ended June 30, 2015, and 2014 resulting from the cash flow hedge transactions, amounted to approximately ($269) and $48, respectively . The forward contracts on the Company’s future NIS payroll and related expenses will settle by October 2015.

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

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2).The fair value of approximately $270 presented in “other current assets” and the net gains (losses) recognized in “Financial income, net” during the year ended June 30, 2015, 2014 and 2013 were $248, ($70) and $231, respectively.

t.	Comprehensive income (loss):

The Company accounts for comprehensive income (loss) in accordance with ASC No. 220, “Comprehensive Income”. Comprehensive income generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive income (loss) relate to gains and losses on cash flow hedging derivative instruments and unrealized gains and losses on available for sale marketable securities.

	Year ended June 30, 2015
	Unrealized gains (losses) on marketable securities	Unrealized gains (losses) on cash flow hedges	Total
Beginning balance	$2,936	$23	$2,959
Other comprehensive income before reclassifications	(1,132)	292	(1,109)
Amounts reclassified from accumulated other comprehensive loss	290	(269)	290
Net current-period other comprehensive income (loss)	(842)	23	(819)
Ending balance	$2,094	$46	$2,140

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

u.	Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board )“FASB”( issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers"(“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is in the process of evaluating the impact the new guidance will have on its consolidated financial statements disclosures.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of June 30, 2015, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2015				June 30, 2014
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$12,305	$2,083	$(72)	$14,316	$18,881	$2,522	$(23)	$21,380
Government debentures – fixed interest rate	287	1	(10)	278	97	9	-	106
Corporate debentures – fixed interest rate	939	26	(52)	913	452	54	-	506
	$13,531	$2,110	$(134)	$15,507	$19,430	$2,585	$(23)	$21,992
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,033	40	(9)	2,064	2,595	98	(1)	2,692
Corporate debentures – fixed interest rate	4,436	97	(17)	4,516	4,906	263	(5)	5,164
	$6,469	$137	$(26)	$6,580	$7,501	$361	$(6)	$7,856
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	156	8	(1)	163	94	19	-	113
	$156	$8	$(1)	$163	$94	$19	$-	$113
Total	$20,156	$2,255	$(161)	$22,250	$27,025	$2,965	$(29)	$29,961

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2015 and June 30, 2014, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2015	$2,535	$(107)	$524	$(54)
As of June 30, 2014	$851	$(17)	$463	$(12)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the year ended June 30, 2015.

As of June 30, 2015 and 2014, interest receivable amounted to $105 and $98 respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2015			June 30, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable securities	$12,650	$9,600	-	$20,530	$9,431	-
Foreign currency derivative instruments	-	322	-	-	(842)	-
Total	$12,650	$9,922	$-	$20,530	$8,589	$-

	June 30, 2015		June 30, 2014
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as cash flow hedge instruments	Other current assets	$52	Other current assets	$24
Derivatives not designated as hedge instruments	Other current assets	$270	Other current assets	$23
Derivatives designated as fair value hedge instruments		-	Other current liabilities	$(889)
Total		$322		$(842)

NOTE 5:-OTHER CURRENT ASSETS

	June 30,
	2015	2014
Prepaid expenses	$919	$382
Accounts receivable form the Ministry of Economy	44	-
Derivatives designated as cash flow hedge instruments	52	24
Derivatives not designated as hedge instruments	270	23
VAT receivables	152	459
Other receivables	621	17
Total	$2,058	$905

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2015	2014
Cost:
Laboratory equipment	$6,096	$6,088
Computers and peripheral equipment	933	708
Office furniture and equipment	617	611
Leasehold improvements	8,514	7,453
Vehicles	95	95
Total Cost	16,255	14,955
Accumulated depreciation:
Laboratory equipment	2,805	2,042
Computers and peripheral equipment	617	430
Office furniture and equipment	262	176
Leasehold improvements	2,375	1,475
Vehicles	23	9
Total accumulated depreciation	6,082	4,132
Property and equipment, net	$10,173	$10,823

Depreciation expenses amounted to $2,074, $1,902 and $1,033 for the years ended June 30, 2015, 2014 and 2013, respectively.

See Note 9.i.d.

NOTE 7:-OTHER ACCOUNTS PAYABLE

	June 30,
	2015	2014
Accrued payroll	$395	$424
Payroll institutions	293	302
Accrued vacation	748	673
Derivatives designated as a fair value hedge instruments	-	889
Other payables	97	103
Total	$1,533	$2,391

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES

a.	In February 2015, the Company signed an addendum to its facility operating lease agreement (the “Addendum”) with the lessor, which extended the rent period to December 2021.

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

As of June 30, 2015, aggregate minimum lease commitments under the operating lease agreements are as follows:

Year ending June 30,
2016	$945
2017	1,038
2018	1,038
2019	1,038
2020 and thereafter	2,876
Total	$6,935

Lease expenses, net of lessor participation amounted to $704, $720 and $678 for the years ended June 30, 2015, 2014 and 2013, respectively.

The Subsidiary has issued a bank guarantee in favor of the lessors in the amount of approximately $353.

b.	The Subsidiary leases several motor vehicles under operating lease agreements, which expire in various dates during years 2015 through June 2018.

As of June 30, 2015, future aggregate minimum lease commitments under non-cancelable operating lease agreements are as follows:

Year ending June 30,
2016	$149
2017	104
2018	47
Total	$300

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES

Lease expenses amounted to $218, $244 and $215 for the years ended June 30, 2015, 2014 and 2013, respectively.

c.	An amount of $1,076 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

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

Through June 30, 2015, total grants obtained aggregated to approximately $18,642. Through June 30, 2015, total royalties paid and accrued amounted to $66. As of June 30, 2015, the Company's contingent liability in respect to royalties to the OCS amounted $18,576, not including LIBOR interest as described above.

NOTE 9: - STOCKHOLDERS' EQUITY

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

b.
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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

c.
From July 2014 through June 2015, a total of 2,081,303 warrants were exercised via “cashless” exercise, resulting in the issuance of 963,876 shares of common stock to investors of the Company.  In addition, 170,167 warrants were exercised for cash and resulted in the issuance of 170,167 shares of common stock to investors of the Company. The aggregate cash consideration received was $276.

d.
In December 2013, as part of the CHA Agreement, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 2,500,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414 (see Note 1d).

e.
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

f.
Following a shelf registration on Form S-3 filed and declared effective in October 2011, the Company entered in December 2012 into an At Market Issuance Sales Agreement (“ATM Agreement”) with an underwriter, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, the Company may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $95,000 through the underwriter as a sales agent. The Company was not obligated to make any sales of common stock under the ATM Agreement.

During the year ended June 30, 2014, the Company issued 2,596,032 shares of common stock for aggregate consideration of approximately $ 10,644, net of issuance costs of $195, under the ATM Agreement.

On September 11, 2014, the Company notified the underwriter of the termination of the ATM Agreement.

g.
From October 2014 through May 2015 the Company issued shares of common stock in private placements to an investor. In October 2014, the Company issued 200,000 shares of common stock to an investor for an aggregate cash consideration received of $528. In February 2015, the Company issued additional 200,000 shares of common stock to an investor for an aggregate cash consideration received of $586. In May 2015, the Company issued an additional 300,000 shares of common stock to an investor, which consideration in the amount of $790 was not received from the investor as of June 30, 2015 and is presented as "receivables on account of shares" in stockholders' equity. The Company expects to receive the consideration by the end of September 2015.

h.
On June 25, 2015, the Company entered into definitive agreements to sell 6,800,000 shares of common stock and warrants to purchase up to 4,080,000 shares of common stock at a combined price of $2.50 per share and related warrants (the "Offering"). The gross proceeds from the Offering were $17,000. Issuance costs amounted to $1,200. The warrants have an exercise price of $2.85 per share of common stock, are immediately exercisable and expire 5 years from the closing of this Offering. The Offering was closed on June 30, 2015.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

i.	Options, warrants and restricted stock units to employees, directors and consultants:

The Company has approved incentive option plan from 2005 (the “Plan”).  Under the Plan, options, restricted stock and restricted stock units (the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

As of June 30, 2015, the number of shares of common stock authorized for issuance under the Plan amounted to 15,193,210. As of June 30, 2015, 1,508,579 shares are available for future grant under the Plan.

a. Options to employees and directors:

The Company accounted for its options to employees and directors under the fair value method in accordance with ASC 718. A summary of the Company’s share option activity for options granted to employees and directors under the Plan is as follows:

	Year ended June 30, 2015
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,862,099	$3.73
Options exercised	(14,000)	$0.77
Options forfeited	(11,199)	$7.79
Options outstanding at end of the period	1,836,900	$3.72	2.14	$768
Options exercisable at the end of the period	1,836,900	$3.72	2.14	$768
Options vested	1,836,900	$3.72	2.14	$768

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

i.	Options, warrants and restricted stock units to employees, directors and consultants (Cont.):

b. Options and warrants to non-employees:

A summary of the Company’s activity related to options and warrants to consultants is as follows:

	Year ended June 30, 2015
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	252,000	$5.19
Options granted	1,000	$0.00
Options and warrants exercised	(25,000)	$0.00
Options and warrants outstanding at end of the period	228,000	$5.73	2.87	$204

Options and warrants exercisable at the end of the period	227,000	$5.76	2.84	$201
Options and warrants vested and expected to vest	1,000	$0.00	9.53	$3

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Year ended June 30,
	2015	2014	2013
Research and development expenses	$1	$11	$26
General and administrative expenses	1		-
	$2	$11	$26

Future expenses related to options and warrants granted to consultants for an average time of approximately 1.5 years are $1.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

i.	Options, warrants and restricted stock units to employees, directors and consultants (Cont.):

c. Restricted stock units to employees and directors:

The following table summarizes the activities for unvested restricted stock units granted to employees and directors for the year ended June 30, 2015:
Number
Unvested at the beginning of period	1,589,432
Granted	1,459,153
Forfeited	(22,676)
Vested	(1,293,526)
Unvested at the end of the period	1,732,383
Expected to vest after June 30, 2015	1,673,516

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Year ended June 30,
	2015	2014	2013
Research and development expenses	$2,277	$1,172	$711
General and administrative expenses	1,469	4,390	1,529
	$3,746	$5,562	$2,240

Future expenses related to restricted stock units granted to employees and directors for an average time of approximately two years is $2,473.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

i.	Options, warrants and restricted stock units to employees, directors and consultants (Cont.):

d. Restricted stock units to consultants:

The following table summarizes the activities for unvested restricted stock units and restricted stock granted to consultants for the year ended June 30, 2015:

Number
Unvested at the beginning of period	15,250
Granted	117,015
Vested	(103,880)
Unvested at the end of the period	28,385

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Year ended June 30,
	2015	2014	2013
Research and development expenses	$131	$201	$255
General and administrative expenses	173	77	278
	$304	$278	$533

In February 2015 the Company's subsidiary entered into an agreement with a contractor for the construction of its new laboratories facility for a consideration of approximately NIS 3.3 million (approximately $841). Under the terms of the agreement, the Company's subsidiary shall pay part of the NIS 3.3 million consideration using 100,004 restricted shares of common stock of the Company, linked to the performance milestones with respect to the new laboratories construction and which serve as guarantee.  These restricted shares shall be released to the contractor only upon the successful completion of the construction. The restricted shares were issued in December 2014.

In May 2015, the Company's subsidiary entered into an addendum to the agreement with the contractor for the design and construction of additional office space renovations in the Company's subsidiary’s leased facility for additional consideration of approximately NIS 4 million (approximately $1,032) which comprised of NIS 3 million (approximately $774) in cash and 90,000 restricted shares which will be issued to the contractor only upon the successful completion of the construction by the contractor.

The Company accounts for the abovementioned share based payment awards to the contractor in accordance with ASC 505-50. As performance by the contractor is not complete if the awards are forfeitable (or not issued) in the event performance not completed, the Company measures the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. As of June 30, 2015, the contractor completed approximately 55% of the agreed construction milestones. As a result, the Company recognized the relative fair value of the share-based payments awards, pro-rata to the construction completion phase, using the fair value of the Company's share on June 30, 2015, totaling approximately $263 as share based payment to the contractor in "additional paid-in capital" with a corresponding amount included in "property and equipment, net".

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

j.	Summary of warrants and options:

The following table sets forth a summary of all the warrants and options outstanding as of June 30, 2015:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms(in years)
Warrants:	$2.85	4,080,000	4,080,000	5.00
	$4.20	5,060,000	5,060,000	1.09
	$5.00	3,219,983	3,219,983	2.22
Total warrants		12,359,983	12,359,983

Options:	$0.00	77,000	76,000	4.67
	$0.62	389,500	389,500	3.29
	$1.04	25,000	25,000	3.16
	$2.97	20,000	20,000	2.86
	$3.50	900,000	900,000	1.58
	$3.72	15,000	15,000	1.49
	$3.80	16,050	16,050	1.53
	$4.00	42,500	42,500	1.30
	$4.38	372,500	372,500	2.47
	$4.40	43,600	43,600	0.56
	$6.80	36,250	36,250	2.37
	$8.20	20,000	20,000	2.16
	$20.00	107,500	107,500	1.88
Total options		2,064,900	2,063,900
Total warrants and options		14,424,883	14,423,883

This summary does not include 1,760,768 restricted stock units that are not vested as of June 30, 2015.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-FINANCIAL INCOME, NET

	Year ended June 30,
	2015	2014	2013
Foreign currency translation differences, net	$(1,109)	$407	$497
Bank commissions	(37)	(36)	(29)
Interest income on deposits	112	246	539
Gain (Loss) related to marketable securities	1,229	384	(79)
Gain (loss) from derivatives and Fair value hedge derivatives	395	(83)	140
	$590	$918	$1,068

NOTE 11:-TAXES ON INCOME

A.	Tax laws applicable to the companies:

1.	Pluristem Therapeutics Inc. is taxed under U.S. tax laws.
2.	Pluristem Ltd. is taxed under Israeli tax laws.

B.	Tax assessments:

The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2010.

C.	Tax rates applicable to the Company:-

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 35%, excluding state tax and local tax if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

2.	The Subsidiary:

Taxable income of Israeli companies is subject to tax at the rate of 26.5% in 2015 and 2014 and 25% in 2013.
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

On June 6, 2013, the Subsidiary informed the Israeli Tax Authority that it has chosen the year 2012 as an election year to the expansion of its "Beneficiary Enterprise" program (the "2012 Program").

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

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the benefit period starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

A - 14 years since the beginning of the election year. The benefit period for the Subsidiary's 2007 Program will expire in 2018 (12 years since the beginning of the election year– 2007).The benefit period for the Subsidiary's 2012 Program would expire in 2023 (12 years since the beginning of the election year – 2012).

If a dividend is distributed out of tax exempt profits, as above, the Subsidiary will become liable for tax at the rate applicable to its profits from the Beneficiary Enterprise in the year in which the income was earned, (tax at the rate of 10- 25%, dependent on the level of foreign investments) and to a withholding tax rate of 15% (or lower, under an applicable tax treaty).

As for "Beneficiary Enterprises" pursuant to Amendment No. 60 to the Encouragement Law, the basic condition for receiving the benefits under this track is that the enterprise contributes to Israeli economic growth and is a competitive factor for the gross domestic product. In order to comply with this condition, the Encouragement Law prescribes various requirements regarding industrial enterprises.

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

Accelerated depreciation:

The Subsidiary is eligible for deduction of accelerated depreciation on buildings, machinery and equipment used by the "Beneficiary Enterprise" at a rate of 200% (or 400% for buildings) from the first year of the asset's operation.

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

Amendment to the Encouragement Law:

Effective January 2011, the Knesset (Israeli parliament) enacted a reform to the Encouragement Law. According to the reform a flat rate tax would apply to companies eligible for the “Preferred Enterprise” status. In order to be eligible for a "Preferred Enterprise" status, a company must meet minimum requirements to establish that it contributes to the country’s economic growth and is a competitive factor for the Gross Domestic Product (a competitive enterprise).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

Israeli companies which currently benefit from an Approved or Privileged Enterprise status and meet the criteria for qualification as a "Preferred Enterprise" can elect to apply the new "Preferred Enterprise" benefits by waiving their benefits under the "Approved" and "Beneficiary Enterprise" status.

Benefits granted to a "Preferred Enterprise" include reduced tax rates. Following the enactment of the National Priorities Law, effective January 1, 2014, the reduced tax rate is 9% in the Development Area A regions and 16% in other regions. "Preferred Enterprises" in peripheral regions are also eligible for Israeli government Investment Center grants, as well as the applicable reduced tax rates.

A distribution from a "Preferred Enterprise" out of the "Preferred Income" through December 31, 2013, was subject to 15% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates) and effective January 1, 2014, subject to 20% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates).

A distribution from a "Preferred Enterprise" out of the “Preferred Income” would be exempt from withholding tax for an Israeli-resident company.

The Subsidiary did not apply the Amendment to the Encouragement Law with respect to the Privileged Enterprise status, but may choose to apply the Amendment in the future.

D.        Carryforward losses for tax purposes

As of June 30, 2015, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $26,090. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2022 and 2035.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2015, in the amount of approximately $75,873, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

	June 30,
	2015	2014
Deferred tax assets:
U.S. net operating loss carryforward	$9,132	$7,955
Israeli net operating loss carryforward	19,880	12,810
Allowances and reserves	226	237

Total deferred tax assets before valuation allowance	29,238	21,002
Valuation allowance	(29,238)	(21,002)

Net deferred tax asset	$-	$-

As of June 30, 2015 and 2014, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2015 and 2014, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2015, 2014 and 2013, the main reconciling item of the statutory tax rate of the Company (25% to 35% in 2015, 2014 and 2013) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands of dollars except share and per share data).

	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Revenues	$95	$95	$95	$94
Gross profit	92	91	92	91
Operating expenses	5,715	6,392	7,621	5,905
Operating loss	5,623	6,301	7,529	5,814
Net loss	5,911	6,245	7,226	5,295
Basic and diluted net loss per share	0.09	0.09	0.10	0.07

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Revenues	$95	$95	$95	$94
Gross profit	92	92	92	92
Operating expenses	4,952	7,082	9,379	6,805
Operating loss	4,860	6,990	9,287	6,713
Net loss	4,755	6,705	9,276	6,196
Basic and diluted net loss per share	0.08	0.11	0.14	0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, or COSO, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of June 30, 2015, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	-President (until February 2014) -CEO and Director -Chairman of the Board of Directors	61	September 26, 2005 November 21, 2005 April 3, 2006
Yaky Yanay	-CFO and Secretary (until February 2014) -Executive Vice President (until February 2014) -President and COO -CFO, Secretary and Director	44	November 1, 2006 March 17, 2013 February 4, 2014 February 5, 2015
Nachum Rosman	Director	69	October 9, 2007
Doron Shorrer	Director	62	October 2, 2003
Hava Meretzki	Director	46	October 2, 2003
Isaac Braun	Director	63	July 6, 2005
Israel Ben-Yoram	Director	55	January 26, 2005
Mark Germain	Director	65	May 17, 2007
Moria Kwiat	Director	36	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served since then as Chief Executive Officer, or CEO, and until February 2014 as President of the Company.  He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held positions of CEO and Chairman positions in companies in Israel, the United States, Europe, Japan and Korea.  Mr. Aberman operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the chairman of Rose Hitech Ltd., a private investment company. He served in the past as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to that, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Prior to his service with the Company, Mr. Aberman served as President and CEO of Netect Ltd., specializing in the field of internet security software and was the Co-Founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd.

In 1992, Mr. Aberman was awarded the Rothschild Prize for excellence in his field from the President of the State of Israel.  Mr. Aberman holds a B.Sc. in Mechanical Engineering from Ben Gurion University in Israel.

We believe that Mr. Aberman’s qualifications to sit on our Board include his unique multidisciplinary innovative approach, years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of publicly traded entities.

Yaky Yanay

Mr. Yaky Yanay was re-appointed as our CFO in February 2015, and as President and Chief Operating Officer, or COO, in February 2014. Until February 2014, he served as our CFO and Secretary since November 2006, and Executive Vice President since March 2013. Prior to joining us, Mr. Yanay was the CFO of Elbit Vision Systems Ltd., a public company. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel. Mr. Yanay founded and served as Chairman of the “The Life Science Forum” in Israel and he is a member of the board of directors of Israel Advanced Technologies Industries (IATI), the largest umbrella organization in Israel for companies, organizations, and individuals in the high tech and life science sectors.

Mr. Yanay holds a bachelor’s degree with honors in business administration and accounting from the College of Management Academic Studies of Rishon LeZion and is a Certified Public Accountant in Israel.

We believe that Mr. Yanay’s qualifications to sit on our Board include his years of experience in the medical technology industry, his vast skill and expertise in accounting and economics, as well as his knowledge and familiarity with corporate finance.

Nachum Rosman

Mr. Rosman became a director of the Company in October 2007. He provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations.  Mr. Rosman also serves as the CEO of Simba Ltd. and as a director at several privately held companies.  Throughout his career, Mr. Rosman held CEO and CFO positions in Israel, the United States and England.  In these positions he was responsible, among other things, for finance management, fund raising, acquisitions and technology sales.

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

Doron Shorrer

Mr. Shorrer became a director of the Company in October 2003.  Mr. Shorrer was one of the Company’s founders and served as its first Chairman until 2006.  Since 1998, Mr. Shorrer has served as the Chairman and CEO of Shorrer International Ltd., an investment and financial consulting company. Mr. Shorrer also serves as a director of other companies: Provident Fund for employees of the Israel Electric Company Ltd. and for Hebrew University employees, and Massad Bank from the International Bank group.  Between 1999 and 2004 he was Chairman of the Boards of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Funds Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; Founder and managing partner of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Hebrew University Business Administration School; Chairman of Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.  Among many areas of expertise, Mr. Shorrer formulates implements and administers business planning in the private and institutional sector in addition to consulting on economic, accounting and taxation issues to a large audience ranging from private concerns to government ministries.

Mr. Shorrer holds a B.A. in Economics and Accounting and an M.A. in Business Administration (specialization in finance and banking) from the Hebrew University of Jerusalem and is a Certified Public Accountant in Israel.

We believe that Mr. Shorrer’s qualifications to sit on our Board of Directors include his years of experience in the high-tech industry, his vast skill and expertise in accounting and economics, as well as his knowledge and familiarity with corporate finance.

Hava Meretzki

Ms. Meretzki became a director of the Company in October 2003. Ms. Meretzki is an attorney and is a partner in Meretzki law firm in Haifa, Israel.  Ms. Meretzki specializes in civil, trade and labor law, and is presently the Chairman of the National Council of the Israel Bar Association. Ms. Meretzki received a Bachelor’s Degree in Law from the Hebrew University in 1991 and was admitted to the Israel Bar Association in 1993.

We believe that Ms. Meretzki’s qualifications to sit on our Board include her years of experience with legal and corporate governance matters.

Isaac Braun

Mr. Braun became a director of the Company in July 2005.  Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience.  He is a co-founder and has been a board member of several hi-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology.  Mr. Braun is involved with advising private companies on raising capital and business development.

We believe that Mr. Braun’s qualifications to sit on our Board include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Israel Ben-Yoram

Mr. Ben-Yoram became a director of the Company in January 2005.  He has been a director and partner in the accounting firm of Mor, Ben-Yoram and Partners in Israel since 1985.  In addition, since 1992, Mr. Ben-Yoram has been a shareholder and has served as the head director of Mor, Ben-Yoram Ltd., a private company in Israel in parallel to the operation of Mor, Ben-Yoram and Partners.  This company provides management services, economic consulting services and other professional services to businesses. Furthermore, Mr. Ben-Yoram is the founder, owner and CEO of SBY Group (Eshed Dash Ltd., Zonbit Ltd. and Eshed Yuvalim Ltd.). During 2003 to 2004 Mr. Ben-Yoram served as a director of Brainstorm Cell Therapeutics Inc. (BCLI) and Smart Energy solutions, Inc. (SMGY), both of which were traded on the NASDAQ. Mr. Ben-Yoram is also a member of STEP (Society of Trust and Estate Practitioners).

Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in Economics from the Hebrew University of Jerusalem, an LL.B. and an MBA from Tel Aviv University and an LL.M. from Bar Ilan University. In addition, Mr. Ben-Yoram is a Certified Public Accountant in Israel and is qualified in arbitration and in mediation.

We believe that Mr. Ben-Yoram’s qualifications to sit on our Board include his years of experience in the high-tech industry, his experience serving as a director of NASDAQ companies, as well as his knowledge and familiarity with corporate finance and accounting.

Mark Germain

Mr. Germain became a director of the Company in May 2007.  Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board.  For more than five years, Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries.  He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions.  He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company, which was sold in 1991.  In addition to being a director of the Company, Mr. Germain is a director of ChromaDex Corp. (CDXB.OB), a publicly traded company. Mr Germain also serves or served as a director of the following companies that were reporting companies in the past: Stem Cell Innovations, Inc., Omnimmune Corp. and Collexis Holdings, Inc.  He is also a co-founder and director of a number of private companies in and outside the biotechnology field.

We believe that Mr. Germain’s qualifications to sit on our Board include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012.  Dr. Kwiat is a research associate in the Department of Materials and NanoSciences, Faculty of Chemistry at Tel Aviv University. During her studies she has gained broad scientific experience in inter-disciplinary fields, and currently she is working on the development of a new generation of biosensors based on nano-materials. Dr. Kwiat holds a B.Sc. and M.Sc. in Biotechnology from the Department of Molecular Microbiology and Biotechnology at Tel Aviv University, and a Ph.D. in Chemistry from the Faculty of Exact Sciences at Tel Aviv University.

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

Our Audit Committee held five meetings from July 1, 2014 through June 30, 2015 (Fiscal 2015).

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

Our Compensation Committee held six meetings during Fiscal 2015.  The Compensation Committee did not receive advice from or retain any consultants during Fiscal 2015.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2015, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2015, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our CEO and other executive officers.  Our named executive officers for Fiscal 2015 are those three individuals listed in the "2015 Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report.

At our 2015 shareholders meeting, we provided our shareholders with the opportunity to cast an advisory vote on executive compensation. Over 67% of the votes cast on this "2015 say-on-pay vote" were voted in favor of the proposal. We have considered the 2015 say-on-pay vote and we believe that the support from our shareholders for the 2015 say-on-pay vote proposal indicates that our shareholders are supportive of our approach to executive compensation. At our 2013 shareholders meeting, our shareholders voted in favor of the proposal to hold say-on-pay votes every two years. We will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our named executive officers.

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

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2015, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for our named executive officers, from time to time but not less than once a year.  The Compensation Committee also takes into consideration the CEO's recommendations for executive compensation of other named executive officers. The CEO generally presents these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

Base Salary

The Compensation Committee performs a review of base salaries / monthly compensation for our named executive officers from time to time as appropriate. In determining salaries, the Compensation Committee members also take into consideration their understanding of the compensation practices of comparable companies (based on size and stage of development), especially in Israel, where our named executive officers reside; independent third party market data such as compensation surveys to industry, including information relating to peer companies; individual experience and performance adjusted to reflect individual roles; and contribution to our clinical, regulatory, commercial and operational performance. None of the factors above has a dominant weight in determining the compensation of our executive officers, and our Compensation Committee considers the factors as a whole when considering such compensation.  In addition, our Compensation Committee may, from time to time, use comparative data regarding compensation paid by peer companies in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, and not as part of an analysis or a formula.  We may also change the base salary / monthly compensation of an executive officer at other times due to market conditions, as we did in our fiscal year ended June 30, 2011, when our CEO and COO participated in a voluntary reduction of their compensation. We believe that a competitive base salary / monthly compensation is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries / monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives' performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility, Company progress or on changed local and specific executive employment market conditions. In Fiscal 2015, our named executive officers’ salaries and monthly compensation did not change from the previous year as we believe they do not deviate materially from the range of salaries received by our named executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel.  We did not conduct any analysis of salaries and monthly compensation received by our named executive officers' respective counterparts in companies in the biotechnology industry and other comparable companies in Israel in the fiscal year ended June 30, 2014 and Fiscal 2015.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies, such as United, and entering into licensing agreements with such companies, such as the United Agreement or our agreement with CHA.  Therefore, in order to reward our CEO and COO, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals (e.g., the United Agreement). This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. The performance based bonus percentages are as follows: Mr. Zami Aberman – 1.5% of amounts received by us from non-dilutive funding and strategic deals, and Mr. Yaky Yanay – 1% of such amounts. The difference in the percentage of the performance based bonus was determined based on the Compensation Committee's assessment of the contribution and role of each of them in completing the licensing and strategic agreements. In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion.  For instance, in fiscal year 2013, the Compensation Committee resolved, subject to Board approval, the each of Mr. Aberman and Mr. Yanay will be entitled to a cash bonus in the gross amount of $75,000 due to our performance and achievements, including entering into the TA 100 index, closing of a financing round and completion of the manufacturing facility according to plans.  We paid no bonuses to our named executive officers in Fiscal 2015.

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

RSU awards provide our executive officers with the right to purchase shares of our common stock at a par value of $0.00001, subject to continued employment with our Company. In recent years we granted our executive officers RSU awards.  We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof.  In the past, due to the high volatility of our stock price, options we granted were out of the money, and many of them still are.  In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our executive officers and other employees, directors and consultants.  RSUs generally vest over two years. Our currently serving named executive officers are entitled to acceleration of the vesting of their stock options and RSUs in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and RSU and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and RSUs. In addition, our CEO is entitled to an acceleration of 100% of any unvested options and RSUs in the event of change in control. All grants are approved by our Board of Directors.

Benefits and Perquisites

Generally, benefits available to our named executive officers are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our named executive officers with a phone and a Company car which are customary benefits in Israel to managers and officers.  Our named executive officers are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such executive officer.

In addition, in the event of termination of our CEO’s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate. Our CFO/COO may be entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel.  These benefits represent a relatively small portion of the executive officers' total compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in our proxy statement relating to our next annual meeting of stockholders.

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended June 30, 2015, 2014 and 2013. We do not currently have any other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)(2)	Stock-based Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Zami Aberman	2015	484,400	(5)	-	512,000	18,813	1,015,213
CEO	2014	524,200	(5)	-	492,000	19,347	1,035,547
	2013	488,910	(5)	75,000	1,078,000	21,042	1,662,952
Yaky Yanay	2015	249,000		-	512,000	25,721	786,721
CFO and COO	2014	269,969		-	492,000	27,694	789,663
	2013	251,329		75,000	770,000	27,951	1,124,280
Boaz Gur-Lavie Former CFO (6)	2015	165,292		-	86,700	24,845	276,837
	2014	129,877		-	203,950	18,704	352,531

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           Represents discretionary bonus paid in connection with the performance and achievements of the Company in fiscal 2013.

(3)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2015 included elsewhere in this Annual Report.

(4)           Represents cost to us in connection with car and a mobile phone expenses. The Company also pays the tax associated with this benefit, which is grossed up, and part of the amount in the Salary column in the table above.

(5)           Includes $19,054, $20,474 and $19,728 paid to Mr. Aberman as compensation for services as a director in fiscal 2015, 2014, and 2013, respectively.

(6)           Mr. Gur-Lavie served as our CFO from February 2014 until February 2015. Mr. Gur-Lavie continued to serve as an employee (non-officer) of the Company, and received salary payments until July 2015.

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

(c)	As our former CFO, Mr. Gur-Lavie’s monthly salary was 40,000 NIS. In addition, Mr. Gur-Lavie was provided with a cellular phone and a Company car pursuant to the terms of his agreement.

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

The following table displays the value of what our current named executive officers would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2015.

Officer	Salary	Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$324,605	$299,250	(2)	$623,855
Terminated due to discharge of officer	$324,605	$598,500	(3)	$923,105
Change in control		$598,500	(4)	$598,500

Yaky Yanay
Terminated due to officer resignation	$134,837	$299,250	(2)	$434,087
Terminated due to discharge of officer	$134,837	$598,500	(3)	$733,337

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2015 of $2.52 per share and the applicable exercise price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination due to discharge.
(4)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2015:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock and Option Awards ($)
Zami Aberman	06/28/15	200,000	(1)	512,000

Yaky Yanay	06/28/15	200,000	(1)	512,000

Boaz Gur Lavie	01/08/15	48,332	(2)	132,913

(1)
Grant of RSUs was made pursuant to our amended and restated 2005 stock option plan, or the 2005 Plan. The grant vests over a two-year period from the date of grant, as follows: 50,000 RSUs vest on December 28, 2015 and 150,000 RSUs vest in six installments of 25,000 shares on each of March 28, 2016, June 28, 2016, September 28, 2016, December 28, 2016, March 28, 2017 and June 28, 2017.

(2)
Grant of RSUs was made pursuant to our 2005 Plan.  According to the original terms of the grant, 25,832 RSUs were to vest over a two-year period and 22,500 RSUs were to vest upon the achievement of certain goals. On February 5, 2015, and pursuant to the termination of Mr. Gur Lavie’s employment as Chief Financial Officer of the Company, our compensation committee amended the terms of the grant as follows: 10,000 RSUs vested on July 5, 2015, and 20,000 RSUs vest upon the achievement of certain goals related to employment transition. The grant date fair value of the amended award was $86,700.

Outstanding Equity Awards at the End of Fiscal 2015

The following table presents the outstanding equity awards held as of June 30, 2015 by our named executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Zami Aberman	22,500	-	4.40	1/16/2016	-	-
	30,000	-	4.00	10/30/2016	-	-
	250,000	-	3.50	1/23/2017	-	-
	105,000	-	4.38	12/25/2017	-	-
	110,000	-	0.62	10/30/2018	-	-
	-	-	-	-	37,500 (1)	$94,500
	-	-	-	-	200,000 (2)	$504,000
Yaky Yanay	62,500	-	4.38	12/25/2017	-	-
	12,500	-	4.00	9/17/2016	-	-
	50,000	-	3.50	1/23/2017	-	-
	55,000	-	0.62	10/30/2018	-	-
	-	-	-	-	37,500 (1)	$94,500
	-	-	-	-	200,000 (2)	$504,000
Boaz Gur-Lavie	-	-	-	-	31,875 (3)	$80,325

(1)	37,500 RSUs vest in two installments of 18,750 shares on September 26, 2015 and December 26, 2015.

(2)
200,000 RSUs vest as follows: 50,000 vest on December 28, 2015 and 150,000 RSUs vest in six installments of 25,000 shares on each of March 28, 2016, June 28, 2016, September 28, 2016, December 28, 2016, March 28, 2017 and June 28, 2017.

(3)	31,875 RSUs vested on July 5, 2015.

Option Exercises and Stock Vested Table

The following table presents the option exercises and stock vested awards during fiscal year 2015 by our named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	250,000	674,938
Yaky Yanay	200,000	540,063
Boaz Gur-Lavie	37,875	108,618

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2015:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	17,350	132,000	149,350
Nachum Rosman	24,077	134,750	158,827
Doron Shorrer	23,958	134,750	158,708
Hava Meretzki	21,151	96,250	117,401
Isaac Braun	22,204	96,250	118,454
Israel Ben-Yoram	24,852	134,750	159,602
Moria Kwiat	22,873	96,250	119,123

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2015 included elsewhere in this Annual Report.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. The Board has determined that the dollar rate would be not less then 4.25 NIS per dollar. The directors are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals.

During Fiscal 2015 we paid a total of $156,465 in cash to directors as compensation. This amount does not include compensation to Mr. Aberman in his capacity as a director, which is reflected in the Summary Compensation Table for Fiscal 2015 above. As of June 30, 2015, we granted our directors (not including the Chairman) 3,502,145 options, restricted shares and RSUs of which 2,607,005 were exercisable or vested, as the case may be.

The vesting of directors' stock options, RSUs and restricted stock accelerates in the following circumstances: (1) termination of a director's position by the stockholders will result in the acceleration of 100% of any unvested options, RSUs and restricted stock and (2) termination of a director's position by resignation will result in the acceleration of 50% of any unvested options, RSUs and restricted stock.

Other than as described in the preceding four paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of August 27, 2015 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage
Directors and Named Executive Officers

Zami Aberman CEO, Chairman of the Board and Director	2,267,048	(2)	2.9%

Israel Ben-Yoram Director	391,008	(3)	*

Isaac Braun Director	402,458	(4)	*

Mark Germain Director	608,511	(5)	*

Moria Kwiat Director	81,250		*

Hava Meretzki Director	402,458	(6)	*

Nachum Rosman Director	288,966	(7)	*

Doron Shorrer Director	591,833	(8)	*

Yaky Yanay Director, President, COO and CFO	1,274,365	(9)	1.6%

Boaz Gur-Lavie, Former CFO	86,728		*

Directors and Executive Officers as a group (9 persons)	6,307,897	(10)	7.8%
_________________
* = less than 1%

(1)  Based on 79,101,631 shares of common stock issued and outstanding as of August 30, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes options to acquire 517,500 shares.

(3)  Includes options to acquire 66,000 shares.

(4)  Includes options to acquire 93,500 shares.

(5)  Includes options to acquire 307,500 shares.

(6)  Includes options to acquire 93,500 shares.

(7)  Includes options to acquire 63,750 shares.

(8)  Includes options to acquire 114,500 shares.

(9)  Includes options to acquire 180,000 shares.

(10)  Includes options to acquire 1,436,250 shares.

Equity Compensation Plan Information

On November 25, 2003, our Board of Directors adopted the 2003 stock option plan.  The 2003 stock option plan has expired, and we do not grant additional options under it.

On November 21, 2005, our Board of Directors adopted the 2005 Plan. Under the 2005 Plan, options may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

At our annual meeting of our stockholders held on January 21, 2009, our stockholders approved the adoption of the Amended and Restated 2005 Plan of the Company, amending the 2005 Plan in order to: (i) increase the number of shares of common stock authorized for issuance thereunder from 1,990,000 to be equal to 16% of the number of shares of common stock issued and outstanding on a fully diluted basis immediately prior to the grant of securities; (ii) allow the issuance of shares of common stock and units for such shares of common stock; and (iii) set the termination date of the 2005 Plan to December 31, 2018.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	2,064,990	$3.95	1,508,579

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during Fiscal 2015, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board of Directors has determined that Doron Shorrer, Nachum Rosman and Israel Ben-Yoram are "independent" as defined by the rules of the SEC and the NASDAQ rules and regulations.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2015	Twelve months ended on June 30, 2014

Audit Fees	$155,000	$103,000

Audit-Related Fees	None	None

Tax Fees	$19,530	$5,000

All Other Fees	$14,982	$12,742

Total Fees	$189,513	$120,742

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K and internal control over financial reporting, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory fillings and (iv) fees related to the offering we closed in June 2015.

Tax Fees. These fees relate to our tax compliance and tax advisory projects.

All Other Fees. These fees were comprised of fees related to assistance in preparation of OCS applications as well as other government-incentive applications.

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

10.5
Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated February 3, 2015 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 6, 2015).

10.6
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

10.8^
Exclusive License Agreement dated June 19, 2011, between Pluristem Ltd. and United Therapeutics Corporation (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed on September 12, 2011).

10.9
Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA  (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).

10.10	Summary of Directors’ Ongoing Compensation. (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed September 12, 2011). +

10.11	2003 Stock Option Plan (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8 filed on December 29, 2003) (Registration no. 333-111591). +

10.12	The Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 23, 2009). +

10.13	Form of Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 23, 2009). +

10.14	Form of Restricted Stock Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed on September 23, 2009). +

10.15
Form of Restricted Stock Agreement (Israeli directors and officers) under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 23, 2009). +

10.16
Summary of an Agreement for Design and Construction of a Manufacturing Facility of Bio-pharmaceutical Products dated October 30, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 9, 2012).

10.17
Letter of Approval Number 37245 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed on September 11, 2014).

10.18
Letter of Approval Number 38481 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 11, 2014).

10.19
Letter of Approval Number 40100 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 11, 2014).

10.20
Letter of Approval Number 41702 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 11, 2014).

10.21
Letter of Approval Number 42075 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 11, 2014).

10.22
Letter of Approval Number 43729 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 11, 2014).

10.23
Letter of Approval Number 44056 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K filed on September 11, 2014).

10.24
Letter of Approval Number 45703 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.23 of our annual report on Form 10-K filed on September 11, 2014).

10.25
Letter of Approval Number 46927 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K filed on September 11, 2014).

10.26
Letter of Approval Number 47578 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K filed on September 11, 2014).

10.27
Letter of Approval Number 48070 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.26 of our annual report on Form 10-K filed on September 11, 2014).

10.28
Letter of Approval Number 49845 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K filed on September 11, 2014).

10.29
Letter of Approval Number 50435 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K filed on September 11, 2014).

10.30
Letter of Approval Number 52103 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 11, 2014).

10.31
Letter of Approval Number 52802 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on September 11, 2014).

10.32*	Letter of Approval Number 54516 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Zami Aberman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

101 *
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

^ Confidential treatment granted as to certain portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer

Dated:  September 9, 2015

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Chief Operating Officer and President

Dated: September 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
Dated:  September 9, 2015

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
Dated: September 9, 2015

By: /s/ Isaac Braun
Isaac Braun, Director
Dated: September 9, 2015

By: /s/ Mark Germain
Mark Germain, Director
Dated: September 9, 2015

By: /s/ Moria Kwiat
Moria Kwiat, Director
Dated: September 9, 2015

By: /s/ Hava Meretzki
Hava Meretzki, Director
Dated: September 9, 2015

By: /s/ Nachum Rosman
Nachum Rosman, Director
Dated: September 9, 2015

By: /s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 9, 2015

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Chief Operating Officer, President and Director
(Principal Financial and Accounting Officer)
Dated: September 9, 2015