Form 10-Q
period 2015-09-30
PLURISTEM THERAPEUTICS INC
filed 2015-11-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 79,316,182 shares of common stock issued and outstanding as of November 1, 2015.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Condensed Consolidated Statements of Operations	F-4

Interim Condensed Consolidated Statements of Comprehensive Loss	F-5
Interim Condensed Statements of Changes in Equity	F-6 - F-7

Interim Condensed Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Interim Condensed Consolidated Financial Statements	F-10 - F-21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		September 30, 2015	June 30, 2015
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$10,805	$22,626
Short-term bank deposits		15,574	7,167
Restricted cash and short term bank deposits		551	1,076
Marketable securities	3	20,309	22,250
Account receivable from OCS		419	1,691
Other current assets		1,152	2,058
Total current assets		48,810	56,868

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		343	361
Severance pay fund		758	753
Property and equipment, net		10,400	10,173

Total long-term assets		11,501	11,287

Total assets		$60,311	$68,155

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		September 30, 2015	June 30, 2015
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,495	$3,268
Accrued expenses		1,010	910
Deferred revenues		379	379
Advance payment from United Therapeutics		70	93
Other accounts payable		1,289	1,533
Total current liabilities		4,243	6,183

LONG-TERM LIABILITIES

Deferred revenues		2,373	2,468
Accrued severance pay		866	859
Other long-term liabilities		481	502
Total long-term liabilities		3,720	3,829

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 79,198,253 shares as of September 30, 2015, 78,771,905 shares as of June 30, 2015		1	1
Additional paid-in capital		196,292	195,303
Accumulated deficit		(144,387)	(138,511)
Receivables on account of shares		-	(790)
Other comprehensive income		442	2,140
Total stockholders' equity		52,348	58,143

Total liabilities and stockholders' equity		$60,311	$68,155

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2015	2014
	Unaudited	Unaudited
Revenues	$95	$95
Cost of revenues	(3)	(3)
Gross profit	92	92
Operating Expenses:
Research and development expenses	(5,059)	(5,736)
Less participation by the Office of the Chief Scientist and other parties	931	1,699
Research and development expenses, net	(4,128)	(4,037)
General and administrative expenses	(1,487)	(1,678)

Operating loss	(5,523)	(5,623)

Financial expense, net	(353)	(288)

Net loss for the period	$(5,876)	$(5,911)

Loss per share:
Basic and diluted net loss per share	$(0.07)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share	78,704,746	69,131,435

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2015	2014
Net loss	$(5,876)	$(5,911)
Other comprehensive loss, net:
Unrealized loss on derivative instruments	(39)	(88)
Unrealized loss on available-for-sale marketable securities, net	(1,771)	(4,010)
Reclassification adjustment of derivative instruments losses realized in net loss, net	(7)	(45)
Reclassification adjustment of available-for-sale marketable securities gains realized in net loss, net	119	455
Other comprehensive loss	(1,698)	(3,688)
Total comprehensive loss	$(7,574)	$(9,599)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Income (loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	$2,959	$(113,834)	$62,123
Exercise of options by employees	3,000		(*	)	2	-	-	2
Exercise of warrants by investors and finders	534,237		(*	)	109	-	-	109
Stock based compensation to employees, directors and non-employee consultants	446,953		(*	)	1,060	-	-	1,060
Other comprehensive loss, net	-		-		-	(3,688)	-	(3,688)
Net loss	-		-		-		(5,911)	(5,911)

Balance as of September 30, 2014	69,585,642	$	(*	)	$174,169	$(729)	$(119,745)	$53,695

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock			Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	78,771,905	$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
Exercise of options by employees and non-employee consultants	25,000	(*	)	16	-	-	-	16
Stock based compensation to employees, directors and non-employee consultants	401,348	(*	)	908	-	-	-	908
Proceeds related to issuance of common stock in a private placement (Note 6a)	-	-		-	790	-	-	790
Stock based compensation to contractor (Note 6b)	-	-		65	-	-	-	65
Other comprehensive loss, net	-	-		-	-	(1,698)	-	(1,698)
Net loss	-	-		-	-	-	(5,876)	(5,876)

Balance as of September 30, 2015	79,193,253	$1		$196,292	$-	$442	$(144,387)	$52,348

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,876)	$(5,911)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	497	498
Gain from sale of property and equipment, net	(3)	-
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	136	44
Loss (gain) from sale of investments of available-for-sale marketable securities	(17)	17
Stock-based compensation to employees, directors and non-employees consultants	908	1,060
Decrease in OCS receivables	1,272	1,812
Decrease in other accounts receivable	751	333
Decrease (increase) in prepaid expenses	112	(174)
Decrease in trade payables	(1,326)	(989)
Decrease in other accounts payable, accrued expenses and other long-term liabilities	(165)	(9)
Decrease in deferred revenues	(95)	(95)
Decrease in advance payment from United Therapeutics	(23)	(29)
Decrease (increase) in interest receivable on short-term deposits	35	(9)
Linkage differences and interest on short and long-term deposits	24	37
Accrued severance pay, net	2	(41)
Net cash used by operating activities	$(3,768)	$(3,456)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,106)	$(271)
Repayment of (investment in) short-term deposits	(7,928)	4,777
Repayment of long-term deposits	2	1
Proceeds from sale of property and equipment	3	-
Proceeds from sale of available-for-sale marketable securities	517	37
Proceeds from redemption of available-for-sale marketable securities	229	64
Investment in available-for-sale marketable securities	(576)	(92)
Net cash provided (used) by investing activities	$(8,859)	$4,516

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock in a private placement	$790	$-
Exercise of options and warrants	16	109

Net cash provided by financing activities	$806	$109

Increase (decrease) in cash and cash equivalents	(11,821)	1,169
Cash and cash equivalents at the beginning of the period	22,626	4,493
Cash and cash equivalents at the end of the period	$10,805	$5,662
(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$8	$30

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$165	$188
Share consideration to contractor	$65	$-
Other receivables resulting from exercise of option	$-	$2

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

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $144,387 through September 30, 2015 and incurred a net loss of $5,876 for the three months ended September 30, 2015.

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

During March 2015, the Company sold a portion of the CHA shares received in December 2013.

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320 – “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of September 30, 2015 is $4,779.

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

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Operating results for the three-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Cash Flow Hedges. The Company entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in New Israeli Shekels (“NIS”). The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “Financial expense, net”, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. As of September 30, 2015, the Company had forward and option contracts in place to hedge future payroll and related expenses in NIS of approximately $220, with a fair value of approximately $2 presented in “other current liabilities”. The net loss realized in statement of operations during the three-month periods ended September 30, 2015 and  2014, resulting from the cash flow hedge transactions, amounted to approximately $7 and $45, respectively. The forward and option contracts on the Company’s future NIS payroll and related expenses will settle by October 2015.

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The net losses recognized in “Financial expense, net” during the three-month periods ended September 30, 2015 and 2014 were $285 and $198 respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CON.)

f.	Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) were as follows:

	Three months ended September 30, 2015 (Unaudited)
	Unrealized gains (losses) on marketable securities	Unrealized gains (losses) on cash flow hedges		Total
Balance as of July 1, 2015	$2,094		$46	$2,140
Other comprehensive loss before reclassifications	(1,771)		(39)	(1,810)
Amounts reclassified from accumulated other comprehensive loss	119		(7)	112
Net current-period other comprehensive income	(1,652)		(46)	(1,698)
Balance as of September 30, 2015	$442	$	(-)	$442

g.	Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 which defers the application of ASU 2014-09 by public entities, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of September 30, 2015, all of the Company’s marketable securities were classified as available-for-sale.

	September 30, 2015 (Unaudited)				June 30, 2015
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$12,332	$1,064	$(670)	$12,726	$12,305	$2,083	$(72)	$14,316
Government debentures – fixed interest rate	359	2	(11)	350	287	1	(10)	278
Corporate debentures – fixed interest rate	865	16	(6)	875	939	26	(52)	913
	$13,556	$1,082	$(687)	$13,951	$13,531	$2,110	$(134)	$15,507
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	2,037	23	(21)	2,039	2,033	40	(9)	2,064
Corporate debentures – fixed interest rate	4,130	71	(27)	4,174	4,436	97	(17)	4,516
	$6,167	$94	$(48)	$6,213	$6,469	$137	$(26)	$6,580
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	144	5	(4)	145	156	8	(1)	163
	$144	$5	$(4)	$145	$156	$8	$(1)	$163
	$19,867	$1,181	$(739)	$20,309	$20,156	$2,255	$(161)	$22,250

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2015 and June 30, 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of September 30, 2015 (Unaudited)	$9,412	$(614)	$767	$(125)
As of June 30, 2015	$2,535	$(107)	$524	$(54)

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

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three-month period ended September 30, 2015.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	September 30, 2015 (Unaudited)		June 30, 2015
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$11,027	$9,282	$12,650	$9,600
Foreign currency derivative instruments	-	(16)	-	322
Total financial assets	$11,027	$9,266	$12,650	$9,922

	September 30, 2015 (Unaudited)		June 30, 2015
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as a cash flow hedge instruments	Other current liabilities	$(2)	Other current assets	$52
Derivatives not designated as hedge instruments	Other current liabilities	$(14)	Other current assets	$270
Total		$(16)		$322

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the three month period ended September 30, 2015, include the following:

a.	Decrease of $538 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

b.
Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by a governmental committee of the Office of the Chief Scientist of Israel (“OCS”) are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the Chief Scientist of 3% to 4% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through September 30, 2015, total grants obtained aggregated to approximately $20,746, and total royalties paid and accrued amounted to $70. As of September 30, 2015, the Company's contingent liability in respect to royalties to the OCS amounted $20,676, not including LIBOR interest as described above.

NOTE 6: - STOCKHOLDERS' EQUITY

a.
From October 2014 through May 2015, the Company issued shares of common stock in private placements to an investor. In October 2014, the Company issued 200,000 shares of common stock to an investor for aggregate cash consideration of $528. In February 2015, the Company issued an additional 200,000 shares of common stock to an investor for aggregate cash consideration of $586. In May 2015, the Company issued an additional 300,000 shares of common stock to an investor, for which consideration in the amount of $790 was received from the investor in September 2015.

b.
In February 2015, the Company's subsidiary entered into an agreement with a contractor for the construction of its new laboratories facility for a consideration of approximately NIS 3.3 million (approximately $841). Under the terms of the agreement, the Company's subsidiary will pay part of the NIS 3.3 million consideration using 100,004 restricted shares of common stock of the Company, linked to performance milestones with respect to the new laboratories construction and which serve as a guarantee.  These restricted shares shall be released to the contractor only upon the successful completion of the construction. The restricted shares were issued in December 2014.

In May 2015, the Company's subsidiary entered into an addendum to the agreement with the contractor for the design and construction of additional office space renovations in the Company's subsidiary’s leased facility for additional consideration of approximately NIS 4 million (approximately $1,032) which is comprised of NIS 3 million (approximately $774) in cash and 90,000 restricted shares which will be issued to the contractor only upon the successful completion of the construction by the contractor.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

The Company accounts for the abovementioned share-based payment awards to the contractor in accordance with ASC 505-50, “Equity based payments to non-employees”. As performance by the contractor is not complete if the awards are forfeitable (or not issued) in the event performance not completed, the Company measures the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. As of September 30, 2015, the contractor completed approximately 95% of the agreed construction milestones. As a result, the Company recognized the relative fair value of the share-based payments awards, pro-rata to the construction completion phase, using the fair value of the Company's shares on September 30, 2015, totaling approximately $329 as share-based payment to the contractor in "additional paid-in capital" with a corresponding amount included in "property and equipment, net".

c.	Options, warrants and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation”. A summary of the Company’s activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

	Three months ended September 30, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,836,900	$3.72
Options exercised	(25,000)	$0.62
Options outstanding at end of the period	1,811,900	$3.77	1.88	$451
Options exercisable at the end of the period	1,811,900	$3.77	1.88	$451
Options vested	1,811,900	$3.77	1.88	$451

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the activity for options and warrants to non-employees consultants is as follows:

	Three months ended September 30, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at end of the period	228,000	$5.73	2.61	$147

Options and warrants exercisable at the end of the period	227,250	$5.75	2.59	$145

Options and warrants vested and expected to vest	228,000	$5.73	2.61	$147

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Three months ended September 30,
	2015	2014
	(Unaudited)
Research and development expenses	$-	$1
General and administrative expenses	$1	-
	$1	$1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

The following table summarizes the activity related to unvested restricted stock units granted to employees and directors for the three-month period ended September 30, 2015 (Unaudited):

Number
Unvested at the beginning of period	1,732,383
Granted	14,270
Forfeited	(16,549)
Vested	(382,338)
Unvested at the end of the period	1,347,766
Expected to vest after September 30, 2015	1,302,601

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2015	2014
	(Unaudited)
Research and development expenses	$320	$333
General and administrative expenses	574	702
	$894	$1,035

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 2 years is $1,592.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock units to consultants:

The following table summarizes the activity related to unvested restricted stock units granted to consultants for the three months ended September 30, 2015:

Number
Unvested at the beginning of period	28,385
Vested	(19,010)
Unvested at the end of the period	9,375

Compensation expenses related to restricted stock units granted to consultants were recorded as follows:

	Three months ended September 30,
	2015	2014
	(Unaudited)
Research and development expenses	$10	$20
General and administrative expenses	3	4
	$13	$24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the exclusive license agreements we entered into with United Therapeutics Corporation and CHA Biotech Co. Ltd. and clinical trials to be conducted according to such agreements;

•	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of initiation and conclusion of trials;

•	achieving regulatory approvals, including under accelerated paths;

•	receipt of future funding from the Office of the Chief Scientist of Israel;

•	our marketing plans, including timing of marketing our first product, PLX-PAD;

•	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

•	the potential market demand for our products;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Our strategy is to develop and produce cell therapy products for the treatment of multiple disorders using several routes of administration, such as intravenous and intramuscular injections. We plan to execute this strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies. We have built a facility that complies with current Good Manufacturing Practice requirements and we are planning to have in-house production capacity to grow clinical grade PLX cells in commercial quantities.

Our focus is to make significant progress in our clinical pipeline and shorten the time to market our first product, PLX-PAD, in Europe and Japan, in parallel to our clinical trials in the United States, South Korea and Israel. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. We believe that these new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia, or CLI, as well as for carefully selected hematologic indications, which represent substantial unmet needs that we hope to address with our second product, PLX-R18. In May 2015, we announced that the PLX cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency. In addition, we reported that Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, approved the proposed quality and large-scale manufacturing methods for PLX-PAD for use in clinical trials in Japan. In August 2015, we announced that the PMDA has cleared our PLX-PAD cells for use in clinical trials in Japan. We plan to continue frequent discussions with these regulators in order to initiate clinical studies using the accelerated paths. Our intention is to initiate the CLI studies during calendar year 2016 with the aim of obtaining initial approval in calendar year 2018.

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

We plan to initiate a Phase I/II incomplete engraftment study in the United States, and we are currently in discussions with the Food and Drug Administration, or the FDA, before submitting an investigational new drug application. Currently, we plan to continue working in partnership with the National Institutes of Health in developing PLX-R18 as a potential treatment for Acute Radiation Syndrome, or ARS. In the upcoming months, we expect to receive FDA guidance on the additional animal studies that would be required to approve PLX-R18 for use in ARS under the Animal Rule regulatory pathway, which does not require human efficacy trials.

We plan to evaluate in the upcoming months the timing to initiate our advanced orthopedic indications, based on potential partnering interest as well as regulatory approvals for early access to the market.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014.

Revenues

Revenues for the three month period ended September 30, 2015, and for the three month period ended September 30, 2014, were $95,000 for each period. All such revenues are derived from an agreement dated June 19, 2011 with United, or the United Agreement.

We estimated the performance period of the development of approximately 7.25 years as of September 30, 2015. The license fee will be recognized on a straight-line basis as revenue over the estimated development period.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Office of the Chief Scientist of Israel, or OCS, and other parties) for the three months ended September 30, 2015 increased by 2% from $4,037,000 for the three months ended September 30, 2014 to $4,128,000. This increase is attributed to a decrease in OCS participation, which was lower in calendar year 2015 compared to calendar year 2014 ($4,200,000 was approved in 2014 compared to $2,900,000 that was approved in 2015). The reduced OCS participation was offset by an improved planning of our production process, resulted in a decrease in materials consumption.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 decreased by 11% from $1,678,000 for the three months ended September 30, 2014 to $1,487,000, mainly due to a decrease in stock-based compensation expenses related to our directors and officers and attributable to the timing of the grant of restricted stock units.

Financial Expense, Net

Financial expense, net, increased by 22% from $288,000 for the three months ended September 30, 2014 to $353,000 for the three months ended September 30, 2015. This increase is mainly attributable to expenses related to our marketable securities, such as net losses from sales of our marketable securities and exchange rate adjustments and an increase in expenses related to the fair value of our hedging transactions. This increase was offset by a decrease in our exchange rate expenses related to the strength of the U.S. dollar against the New Israeli Shekel, or NIS, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

Net Loss

Net loss for the three month period ended September 30, 2015 was $5,876,000, compared to net loss of $5,911,000 for the three month period ended September 30, 2014. The changes were due to the decreased general and administrative expenses, as described above. Net loss per share for the three month period ended September 30, 2015 was $0.07, compared to $0.09 for the three month period ended September 30, 2014.

For the three month periods ended September 30, 2015 and September 30, 2014, we had weighted average shares of common stock outstanding of 78,704,746 and 69,131,435, respectively, which were used in the computations of net loss per share for the three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly the issuances of shares related to the offering we closed in June 2015, issuances of shares to employees and consultants, shares issued under a private placement in October 2014 and February 2015, and shares issued as a result of exercises of warrants and options.

Liquidity and Capital Resources

As of September 30, 2015, our total current assets were $48,810,000 and total current liabilities were $4,243,000. On September 30, 2015, we had a working capital surplus of $44,567,000, stockholders' equity of $52,348,000 and an accumulated deficit of $144,387,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, sales of the marketable securities we hold, licensing fees and other payments under licensing agreements, and funds from grants from the OCS and Israel’s Ministry of Economy.

Cash and cash equivalents as of September 30, 2015 amounted to $10,805,000 compared to $5,662,000 as of September 30, 2014 and compared to $22,626,000 as of June 30, 2015. Cash balances changed in the three months ended September 30, 2015 and 2014 for the reasons presented below.

Operating activities used cash of $3,768,000 in the three months ended September 30, 2015, compared to $3,456,000 in the three months ended September 30, 2014. Cash used in operating activities in the three months ended September 30, 2015 and 2014 consisted primarily of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants by the OCS and Israel’s Ministry of Economy.

Investing activities used cash of $8,859,000 in the three months ended September 30, 2015, compared to cash provided of $4,516,000 for the three months ended September 30, 2014. The investing activities in the three months ended September 30, 2015 consisted primarily of the investment of $7,928,000 in short term deposits, investment of $1,106,000 in property and equipment and investment of $576,000 in marketable securities. Our investment activities also provided cash of $746,000 from the sale and redemption of marketable securities. The investing activities in the three months ended September 30, 2014 consisted primarily of the withdrawal of $4,777,000 of short term deposits, offset by purchases of property and equipment in the amount of $271,000.

Financing activities generated cash of $806,000 during the three months ended September 30, 2015, compared to $109,000 for the three months ended September 30, 2014. The cash generated in the three months ended September 30, 2015 from financing activities is related to proceeds received from shares issued in a private placement in May 2015 and exercises of warrants and options by shareholders. The cash generated in the three months ended September 30, 2014 from financing activities is attributable to exercises of warrants and options by shareholders and employees.

From October 2014 through May 2015, we issued shares of common stock in private placements to an investor. In October 2014, we issued 200,000 shares of common stock to an investor for aggregate cash consideration of $528,000. In February 2015, we issued an additional 200,000 shares of common stock to an investor for aggregate cash consideration of $586,000. In May 2015, we issued an additional 300,000 shares of common stock to an investor for consideration in the amount of $790,000 was received from the investor during September 2015.

In February 2015, we entered into an agreement with a contractor for the construction of our new laboratories facility for consideration of approximately NIS 3.3 million (approximately $841,000). Under the terms of the agreement, we will pay part of the NIS 3.3 million consideration using 100,004 restricted shares of common stock of the Company, linked to performance milestones with respect to the new laboratories construction and which serve as a guarantee.  These restricted shares shall be released to the contractor only upon the successful completion of the construction. The restricted shares were issued in December 2014.

In May 2015, we entered into an addendum to the agreement with the contractor for the design and construction of additional office space renovations in our leased facility for additional consideration of approximately NIS 4 million (approximately $1,032,000) which is comprised of NIS 3 million (approximately $774,000) in cash and 90,000 restricted shares which will be issued to the contractor only upon the successful completion of the construction by the contractor.

The Company accounts for the abovementioned share-based payment awards to the contractor in accordance with ASC 505-50, “Equity based payments to non-employees”. As performance by the contractor is not complete if the awards are forfeitable (or not issued) in the event performance is not completed, we measure the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. As of September 30, 2015, the contractor completed approximately 95% of the agreed construction milestones. As a result, we recognized the relative fair value of the share-based payments awards, pro-rata to the construction completion phase, using the fair value of our shares on September 30, 2015, totaling approximately $329,000 as share-based payment to the contractor in "additional paid-in capital" with a corresponding amount included in "property and equipment, net".

During the three months ended September 30, 2015, we received cash of approximately $2,104,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the three months ended September 30, 2015, we paid $6,640 in royalties to the OCS.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report of Form 10-K filed on September 9, 2015.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of November 6, 2015, we have sold 6,800,000 shares of our common stock and warrants to purchase up to 4,080,000 shares of common stock in a total amount of $17,000,000 in an offering we closed in June 2015.

Outlook

We have accumulated a deficit of $144,387,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.   Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products, as we have in the United Agreement.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants, other sales of our common stock or sales of the marketable securities we hold.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  November 5, 2015

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Chief Operating Officer and President
(Principal Financial Officer and Principal Accounting Officer)
Date:  November 5, 2015