Form 10-Q
period 2015-12-31
PLURISTEM THERAPEUTICS INC
filed 2016-02-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 79,933,902 shares of common stock issued and outstanding as of February 2, 2016.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Condensed Consolidated Statements of Operations	F-4

Interim Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Condensed Statements of Changes in Equity	F-6 - F-7

Interim Condensed Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Interim Condensed Consolidated Financial Statements	F-10 - F-21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2015	June 30, 2015
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,948	$22,626
Short-term bank deposits		16,517	7,167
Restricted cash and short term bank deposits		550	1,076
Marketable securities	3	21,636	22,250
Account receivable from the Office of the Chief Scientist		150	1,691
Other account receivable		981	2,058
Total current assets		44,782	56,868

LONG-TERM ASSETS:

Long-term deposits and restricted deposits		340	361
Severance pay fund		749	753
Property and equipment, net		10,170	10,173

Total long-term assets		11,259	11,287

Total assets		$56,041	$68,155

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2015	June 30, 2015
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,835	$3,268
Accrued expenses		1,277	910
Deferred revenues		-	379
Advance payment from United Therapeutics		-	93
Other accounts payable		1,500	1,533
Total current liabilities		4,612	6,183

LONG-TERM LIABILITIES

Deferred revenues	1c	-	2,468
Accrued severance pay		861	859
Other long-term liabilities		1,219	502
Total long-term liabilities		2,080	3,829

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value: Authorized: 200,000,000 shares Issued and outstanding: 79,736,404 shares as of December 31, 2015, 78,771,905 shares as of June 30, 2015		1	1
Additional paid-in capital		196,929	195,303
Accumulated deficit		(148,349)	(138,511)
Receivables on account of shares		-	(790)
Other comprehensive income		768	2,140
Total stockholders' equity		49,349	58,143

Total liabilities and stockholders' equity		$56,041	$68,155

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Six months ended December 31		Three months ended December 31,
	Note	2015	2014	2015	2014

Revenues	1c	$2,847	$190	$2,752	$95
Cost of revenues		(100)	(7)	(97)	(4)
Gross profit		2,747	183	2,655	91
Operating Expenses:
Research and development expenses		(10,630)	(11,121)	(5,571)	(5,385)
Less participation by the Office of the Chief Scientist and other parties		1,165	2,205	234	506
Research and development expenses, net		(9,465)	(8,916)	(5,337)	(4,879)
General and administrative expenses		(3,033)	(3,191)	(1,546)	(1,513)

Operating loss		(9,751)	(11,924)	(4,228)	(6,301)

Financial income (expense), net		(87)	(232)	266	56

Net loss for the period		$(9,838)	$(12,156)	$(3,962)	$(6,245)

Loss per share:
Basic and diluted net loss per share		$(0.12)	$(0.17)	$(0.05)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share		79,066,675	69,610,528	79,370,673	70,070,509

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
Net loss	$(9,838)	$(12,156)	$(3,962)	$(6,245)
Other comprehensive loss, net:
Unrealized gains (losses) on derivative instruments	-	(222)	-	268
Unrealized gains (losses) on available-for-sale marketable securities, net	(1,346)	(3,918)	425	92
Reclassification adjustment of derivative instruments gains (losses) realized in net loss, net	(46)	156	-	(201)
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	20	626	(99)	171
Other comprehensive income (loss)	(1,372)	(3,358)	326	330
Total comprehensive loss	$(11,210)	$(15,514)	$(3,636)	$(5,915)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock				Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	-	$2,959	$(113,834)	$62,123
Exercise of options by employees	3,000		(*	)	2	-	-	-	2
Exercise of warrants by investors and finders	822,734		(*	)	244	-	-	-	244
Stock-based compensation to employees, directors and non-employee consultants	767,673		(*	)	1,754	-	-	-	1,754
Issuance of common stock in a private placement (Note 6a)	200,000		(*	)	528		-	-	528
Stock-based compensation to contractor (Note 6b)	100,004		(*	)	250	(250)	-	-	-
Other comprehensive loss, net	-		-		-	-	(3,358)	-	(3,358)
Net loss	-		-		-	-	-	(12,156)	(12,156)

Balance as of December 31, 2014 (unaudited)	70,494,863	$	(*	)	$175,776	$(250)	$(399)	$(125,990)	$49,137

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share data)

	Common Stock			Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	78,771,905	$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
Exercise of options by employees and non-employee consultants	25,000	(*	)	16	-	-	-	16
Stock-based compensation to employees, directors and non-employee consultants	939,499	(*	)	1,571	-	-	-	1,571
Proceeds related to issuance of common stock in a private placement (Note 6a)	-	-		-	790	-	-	790
Stock-based compensation to contractor (Note 6b)	-	-		39	-	-	-	39
Other comprehensive loss, net	-	-		-	-	(1,372)	-	(1,372)
Net loss	-	-		-	-	-	(9,838)	(9,838)

Balance as of December 31, 2015 (unaudited)	79,736,404	$1		$196,929	$-	$768	$(148,349)	$49,349

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,838)	$(12,156)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,031	1,002
Gain from sale of property and equipment, net	(1)	-
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	146	145
Gain from sale of investments of available-for-sale marketable securities	(20)	(197)
Stock-based compensation to employees, directors and non-employees consultants	1,571	1,754
Decrease in Office of the Chief Scientist receivables	1,541	2,105
Decrease (increase) in other accounts receivable	1,032	(184)
Decrease in trade payables	(953)	(772)
Increase (decrease) in other accounts payable, accrued expenses and other long-term liabilities	1,051	(417)
Decrease in deferred revenues	(2,847)	(190)
Decrease in advance payment from United Therapeutics	(93)	(104)
Increase in interest receivable on short-term deposits	(39)	(14)
Linkage differences and interest on short and long-term deposits	24	65
Accrued severance pay, net	6	(63)
Net cash used by operating activities	$(7,389)	$(9,026)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,471)	$(552)
Repayment of (investment in) short-term deposits	(8,794)	11,072
Repayment of long-term deposits	5	3
Proceeds from sale of property and equipment	3	-
Proceeds from sale of available-for-sale marketable securities	1,054	2,409
Proceeds from redemption of available-for-sale marketable securities	651	301
Investment in available-for-sale marketable securities	(2,543)	(2,513)
Net cash provided (used) by investing activities	$(11,095)	$10,720

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock in a private placement	$790	$528
Exercise of options and warrants	16	246

Net cash provided by financing activities	$806	$774

Increase (decrease) in cash and cash equivalents	(17,678)	2,468
Cash and cash equivalents at the beginning of the period	22,626	4,493

Cash and cash equivalents at the end of the period	$4,948	$6,961

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$43	$17

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$132	$72
Share consideration to contractor	$39	$-

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

b.
The Company is a bio-therapeutics company developing off-the-shelf allogeneic cell therapy products for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $148,349 through December 31, 2015 and the Company incurred a net loss of $9,838 for the six months ended December 31, 2015.

The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements (see Note 1c) and from grants to support its research and development activity. In the longer term, the Company plans to finance its operations from revenues from sales of products.

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PSTI”, and on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

c.	License Agreements:

United Therapeutics Corporation ("United") Agreement

On June 19, 2011, the Company entered into an exclusive license agreement (the “United Agreement”) with United for the use of the Company's PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension (“PAH”).  The United Agreement provided that United would receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.  The United Agreement further provided for the following consideration payable to the Company: (i) an upfront payment of $7,000 paid in August 2011, which included a $5,000 non-refundable upfront payment and a $2,000 advance payment on the development; (ii) up to $37,500 upon reaching certain regulatory milestones with respect to the development of a product to treat PAH; (iii) reimbursement of up to $10,000 of certain of the Company's expenses if the Company establishes a GMP manufacturing facility in North America; (iv) reimbursement of certain costs in connection with the development of the product; and (v) following commercialization of the product, royalties at a mid-single digit percent and the purchase of commercial supplies of the developed product from the Company at a specified margin over the Company’s cost.

On December 8, 2015, the Company received a notice from United terminating the United Agreement, effective immediately. Pursuant to the United Agreement termination clause, Pluristem will regain full rights to PLX in the field of PAH, as well as all clinical data and regulatory submissions. As the Company has no further obligations towards United, the Company recognized the remaining upfront payment received in August 2011 as revenues during the three month period ended December 31, 2015.

CHA Biotech ("CHA") Agreement

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

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320 – “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of December 31, 2015, is $4,825.

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

Operating results for the three and six month periods ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Cash Flow Hedges. The Company entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of payroll and related expenses denominated in New Israeli Shekels (“NIS”). The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period or periods in which the payroll and related expenses are recognized, or reclassified into “Financial expense, net”, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is no longer designated, because it is no longer probable of occurring or it is related to an ineffective portion of a cash flow hedge is recognized in the statement of operations immediately. The net loss realized in statement of operations during the three and six month periods ended December 31, 2015 and  2014, resulting from the cash flow hedge transactions, amounted to approximately $0, $7, and $156, $201, respectively.

Other Derivatives. Other derivatives that are non-designated consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company measured the fair value of the contracts in accordance with ASC 820 (classified as level 2). The net gains (losses) recognized in “Financial income (expense), net” during the three and six month periods ended December 31, 2015 and 2014, were $103 , ($181) and $59, ($139),  respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CON.)

f.	Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) were as follows:

	Six months ended December 31, 2015 (Unaudited)
	Unrealized gains (losses) on marketable securities	Unrealized gains (losses) on cash flow hedges		Total
Balance as of July 1, 2015	$2,094		$46	$2,140
Other comprehensive loss before reclassifications	(1,346)		-	(1,346)
Amounts reclassified from accumulated other comprehensive loss	20		(46)	(26)
Net current-period other comprehensive income	(1,326)		(46)	(1,372)
Balance as of December 31, 2015	$768	$	(-)	$768

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale.

	December 31, 2015 (Unaudited)				June 30, 2015
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair Value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$12,686	$1,305	$(579)	$13,412	$12,305	$2,083	$(72)	$14,316
Government debentures – fixed interest rate	611	9	(1)	619	287	1	(10)	278
Corporate debentures – fixed interest rate	1,024	20	(10)	1,034	939	26	(52)	913
	$14,321	$1,334	$(590)	$15,065	$13,531	$2,110	$(134)	$15,507
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	1,495	5	(25)	1,475	2,033	40	(9)	2,064
Corporate debentures – fixed interest rate	4,657	66	(27)	4,696	4,436	97	(17)	4,516
	$6,152	$71	$(52)	$6,171	$6,469	$137	$(26)	$6,580
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	395	8	(3)	400	156	8	(1)	163
	$395	$8	$(3)	$400	$156	$8	$(1)	$163
	$20,868	$1,413	$(645)	$21,636	$20,156	$2,255	$(161)	$22,250

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2015 and June 30, 2015, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2015 (Unaudited)	$10,892	$(508)	$1,192	$(137)
As of June 30, 2015	$2,535	$(107)	$524	$(54)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the six and three month periods ended December 31, 2015.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2015 (Unaudited)		June 30, 2015
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$11,503	$10,133	$12,650	$9,600
Foreign currency derivative instruments	-	89	-	322
Total financial assets	$11,503	$10,222	$12,650	$9,922

	December 31, 2015 (Unaudited)		June 30, 2015
	Balance Sheet location	Fair Value	Balance Sheet location	Fair Value
Derivatives designated as a cash flow hedge instruments		$-	Other account receivable	$52
Derivatives not designated as hedge instruments	Other account receivable	$89	Other account receivable	$270
Total		$89		$322

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

Commitments and contingencies that changed during the six month period ended December 31, 2015, include the following:

a.	Decrease of $543 of cash pledged by the Company to secure its hedging transactions, credit line and bank guarantees.

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

Through December 31, 2015, total grants obtained aggregated to approximately $21,183, and total royalties paid and accrued amounted to $166. As of December 31, 2015, the Company's contingent liability in respect to royalties to the OCS amounted $21,017, not including LIBOR interest as described above.

NOTE 6: - STOCKHOLDERS' EQUITY

a.
From October 2014 through May 2015, the Company issued shares of common stock in private placements to an investor. In October 2014, the Company issued 200,000 shares of common stock to an investor for aggregate cash consideration of $528. In February 2015, the Company issued an additional 200,000 shares of common stock to an investor for aggregate cash consideration of $586. In May 2015, the Company issued an additional 300,000 shares of common stock to an investor, for which the consideration in the amount of $790 was received from the investor in September 2015.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

The Company accounts for the abovementioned stock-based payment awards to the contractor in accordance with ASC 505-50, “Equity based payments to non-employees”. As performance by the contractor is not complete if the awards are forfeitable (or not issued) in the event performance not completed, the Company measures the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. On October 30, 2015, the contractor completed the agreed construction milestones. As a result, the Company recognized the fair value of the stock-based payments awards, using the fair value of the Company's shares on October 30, 2015, totaling approximately $302 as stock-based payment to the contractor in "additional paid-in capital" with a corresponding amount included in "property and equipment, net".

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

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation”. A summary of the Company’s activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

	Six months ended December 31, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,836,900	$3.72
Options exercised	(25,000)	$0.62
Options outstanding at end of the period	1,811,900	$3.77	1.62	$451
Options exercisable at the end of the period	1,811,900	$3.77	1.62	$451
Options vested	1,811,900	$3.77	1.62	$451

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the activity for options and warrants to non-employees consultants is as follows:

	Six months ended December 31, 2015 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at end of the period	228,000	$5.73	2.36	$147

Options and warrants exercisable at the end of the period	227,250	$5.75	2.34	$145

Options and warrants vested and expected to vest	228,000	$5.73	2.36	$147

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Research and development expenses	$1	$1	$-	$-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants and restricted stock units to employees, directors and consultants (cont.):

3.	Restricted stock units to employees and directors:

The following table summarizes the activity related to unvested restricted stock units granted to employees and directors for the six month period ended December 31, 2015 (Unaudited):

Number
Unvested at the beginning of period	1,732,383
Granted	14,270
Forfeited	(45,477)
Vested	(776,727)
Unvested at the end of the period	924,449
Expected to vest after December 31, 2015	893,867

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Research and development expenses	$483	$495	$163	$162
General and administrative expenses	1,020	1,143	446	441
	$1,503	$1,638	$609	$603

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 1.75 years is $916.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock and restricted stock units to consultants:

The following table summarizes the activity related to unvested restricted stock and restricted stock units granted to consultants for the six months ended December 31, 2015 (Unaudited):

Number
Unvested at the beginning of period	28,385
Granted	135,387
Vested	(162,772)
Unvested at the end of the period	1,000

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Research and development expenses	$20	$77	$10	$57
General and administrative expenses	48	38	45	34
	$68	$115	$55	$91

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology.  These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the clinical trials to be conducted according to our license agreement with CHA Biotech Co. Ltd.;

•	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of initiation and conclusion of trials;

•	achieving regulatory approvals, including under accelerated paths;

•	receipt of future funding from the Office of the Chief Scientist of Israel;

•	our marketing plans, including timing of marketing our first product, PLX-PAD;

•	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

•	our expectations regarding our short- and long-term capital requirements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, or the 2015 Annual Report.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Our focus is to make significant progress in our clinical pipeline and shorten the time to market our first product, PLX-PAD, in Europe and Japan, in parallel to our clinical trials in the United States, South Korea and Israel. We intend to leverage the new regulatory environments in Europe and Japan that now offer unique opportunities for accelerated paths to bring new products to the market. We believe that these new pathways create substantial opportunities for us and for the cell therapy industry as a whole. We will explore these accelerated pathways for several of our current clinical indications, such as critical limb ischemia, or CLI, as well as incomplete hematopoietic recovery following Hematopoietic Cell Transplantation, or HCT, which our second product, PLX-R18, is expected to address. In May 2015, we announced that the PLX cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency. In addition, we reached an agreement with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) on the design of the final trial needed to apply for conditional approval of PLX-PAD cells in the treatment of CLI. The approval of the protocol for the 75-patient trial was part of a larger agreement on the development of PLX-PAD via Japan’s new accelerated regulatory pathway for regenerative medicine Our intention is to initiate the CLI studies during calendar year 2016 with the aim of obtaining initial approval in calendar year 2018.

We plan to continue developing multiple placenta-derived cell therapy products that we anticipate will lead to significant improvement in the lives of patients, and expect to demonstrate the real-world data impact and value of our pipeline, technology platform and commercial-scale manufacturing capacity. We made progress in our Phase II intermittent claudication, or IC, trial, a randomized, double blind, placebo controlled, multinational clinical trial. We expect to complete the enrollment of all 150 patients during the first half of calendar year 2016. We currently have active clinical sites in the United States, Israel, Germany and South Korea.

In December 2015, the U.S. Food and Drug Administration, or FDA, granted our PLX-PAD cells Orphan Drug Designation in the treatment of severe preeclampsia. We are currently conducting additional pre-clinical studies to set the pathway towards clinical studies.

On December 8, 2015, we received a notice from United Therapeutics Corporation, or United, terminating our exclusive license agreement with United, or the United Agreement, effective immediately. Pursuant to the United Agreement termination clause, we will regain full rights to PLX in the field of PAH, as well as all clinical data and regulatory submissions. In the coming months we will analyze the clinical data and decide how to move forward with the clinical development of the program including seeking other licensing partners.The FDA cleared our Investigational New Drug application to begin a Phase I trial of PLX-R18 cells to treat incomplete hematopoietic recovery following HCT. We plan to initiate the clinical trial in the United States in the first half of calendar year 2016.  We plan to continue working in partnership with the National Institutes of Health in developing PLX-R18 as a potential treatment for Acute Radiation Syndrome, or ARS. In the upcoming months, we plan to make progress towards a pivotal study based on FDA guidance in order to approve PLX-R18 for use in ARS under the Animal Rule regulatory pathway, which does not require human efficacy trials. We also signed a Memorandum of Understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients.

We plan to evaluate in the upcoming months the timing to initiate our advanced orthopedic indications, based on potential partnering interest as well as regulatory approvals for early access to the market.

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2014.

Revenues

Revenues for the six and three month periods ended December 31, 2015, and for the six and three month periods ended December 31, 2014, were $2,847,000, $2,752,000 and $190,000, $95,000, respectively. All such revenues are derived from the United Agreement.

On December 8, 2015, we received a notice from United terminating the United Agreement, effective immediately. Pursuant to the United Agreement termination clause, we will regain full rights to PLX in the field of PAH, as well as all clinical data and regulatory submissions. As we have no further obligations towards United, we recognized the remaining upfront payment received in August 2011 as revenues during the three month period ended December 31, 2015.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Office of the Chief Scientist of Israel, or OCS, and other parties) for the six months ended December 31, 2015 increased by 6% from $8,916,000 for the six months ended December 31, 2014 to $9,465,000. This increase is attributed to a decrease in OCS participation, which was lower in calendar year 2015 compared to calendar year 2014 ($4,200,000 was approved in 2014 compared to $2,900,000 that was approved in 2015). The reduced OCS participation was offset by an improved planning of our production process, resulting in a decrease in materials consumption.

Research and development expense, net (costs less participation and grants by the OCS and other parties) for the three months ended December 31, 2015 increased by 9% from $4,879,000 for the three months ended December 31, 2014 to $5,337,000. This increase is attributed to a decrease in OCS participation, which was lower in calendar year 2015 compared to calendar year 2014 ($4,200,000 was approved in 2014 compared to $2,900,000 that was approved in 2015) and to higher patent expenses related to extensive validation activity in Europe during the three months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2015 decreased by 5% from $3,191,000 for the six months ended December 31, 2014 to $3,033,000, mainly due to a decrease in stock-based compensation expenses related to our directors and officers and attributable to the timing of the grants under the option plan.

General and administrative expenses for the three months ended December 31, 2015 increased by 2% from $1,513,000 for the three months ended December 31, 2014 to $1,546,000, mainly due to an increase in corporate activities.

Financial Expense, Net

Financial expense, net, decreased by 62% from $232,000 for the six months ended December 31, 2014 to $87,000 for the six months ended December 31, 2015. This decrease is mainly attributable to a decrease in our exchange rate expenses related to the strength of the U.S. dollar against the New Israeli Shekel, or NIS, in the six months ended December 31, 2015, compared to the six months ended December 31, 2014. This decrease was offset by lower income related to our marketable securities (such as net gains related to sales of the marketable securities, interest and dividend income).

Financial income, net, increased by 375% from $56,000 for the three months ended December 31, 2014 to $266,000 for the three months ended December 31, 2015. The increase in financial income, net, is mainly attributable to lower exchange rate expenses related to the strength of the U.S. dollar against the NIS in the three months ended December 31, 2015, compared to the three months ended December 31, 2014.  The decreased exchange rate expenses were offset by lower income related to our marketable securities (such as net gains related to sales of the marketable securities, interest and dividend income).

Net Loss

Net loss for the six and three month periods ended December 31, 2015 was $9,838,000 and $3,962,000, respectively, as compared to net loss of $12,156,000 and $6,245,000 for the six and three month periods ended December 31, 2014, respectively. The changes were due to the increased revenues related to the termination of the United Agreement, as described above. Net loss per share for the six and three month periods ended December 31, 2015 was $0.12 and $0.05, respectively, as compared to $0.17 and $0.09 for the six and three month periods ended December 31, 2014.

For the six and three month periods ended December 31, 2015 and December 31, 2014, we had weighted average shares of common stock outstanding of 79,066,675, 79,370,673 and 69,610,528, 70,070,509, respectively, which were used in the computations of net loss per share for the six and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly the issuances of shares related to the offering we closed in June 2015, issuances of shares to employees and consultants, shares issued under a private placement during fiscal year 2015, and shares issued as a result of exercises of warrants and options.

Liquidity and Capital Resources

As of December 31, 2015, our total current assets were $44,782,000 and total current liabilities were $4,612,000. On December 31, 2015, we had a working capital surplus of $40,170,000, stockholders' equity of $49,349,000 and an accumulated deficit of $148,349,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, and sales of the marketable securities we hold, licensing fees and other potential payments under licensing agreements, and funds from grants from the OCS and Israel’s Ministry of Economy and other research grants.

Cash and cash equivalents as of December 31, 2015 amounted to $4,948,000 compared to $6,961,000 as of December 31, 2014 and compared to $22,626,000 as of June 30, 2015. Cash balances changed in the six months ended December 31, 2015 and 2014 for the reasons presented below.

Operating activities used cash of $7,389,000 in the six months ended December 31, 2015, compared to $9,026,000 in the six months ended December 31, 2014. Cash used in operating activities in the six months ended December 31, 2015 and 2014 consisted primarily of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants by the OCS and Israel’s Ministry of Economy. During the six months ended December 31, 2015, operating activities were also offset by the participation of MTM – Scientific Industries Center Haifa Ltd., or MTM, in the cost of constructing additional office space, as described below.

Investing activities used cash of $11,095,000 in the six months ended December 31, 2015, compared to cash provided of $10,720,000 for the six months ended December 31, 2014. The investing activities in the six months ended December 31, 2015 consisted primarily of the investment of $8,794,000 in short term deposits, investment of $2,543,000 in marketable securities and investment of $1,471,000 in property and equipment. Our investment activities also provided cash of $1,705,000 from the sale and redemption of marketable securities. The investing activities in the six months ended December 31, 2014 consisted primarily of the withdrawal of $11,072,000 of short term deposits, $2,710,000 provided from the sale and redemption of marketable securities, offset by investment of $2,513,000 in marketable securities and payments of $552,000 related to investment in property and equipment.

Financing activities generated cash of $806,000 during the six months ended December 31, 2015, compared to $774,000 for the six months ended December 31, 2014. The cash generated in the six months ended December 31, 2015 from financing activities is related to proceeds received from shares issued in a private placement in May 2015 as described below, and exercises of warrants and options by shareholders. The cash generated in the six months ended December 31, 2014 from financing activities is attributable to proceeds of $528,000 from a private placement as described below, and exercises of warrants and options by shareholders and employees.

From October 2014 through May 2015, we issued shares of common stock in private placements to an investor. In October 2014, we issued 200,000 shares of common stock to an investor for aggregate cash consideration of $528,000. In February 2015, we issued an additional 200,000 shares of common stock to an investor for aggregate cash consideration of $586,000. In May 2015, we issued an additional 300,000 shares of common stock to an investor for consideration in the amount of $790,000, which was received from the investor during September 2015.

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

We account for the abovementioned share-based payment awards to the contractor in accordance with ASC 505-50, “Equity based payments to non-employees”. As performance by the contractor is not complete if the awards are forfeitable (or not issued) in the event performance is not completed, we measure the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. On October 30, 2015, the contractor completed the agreed construction milestones. We have issued a total of 190,004 restricted shares to the contractor as of February 2, 2016.  As a result, we recognized the fair value of the share-based payments awards, using the fair value of the Company's shares on October 30, 2015, totaling approximately $302,000 as share-based payment to the contractor in "additional paid-in capital" with a corresponding amount included in "property and equipment, net".

In October 2015, MTM, our landlord, participated in the cost of constructing additional office space for us by contributing an amount of NIS 3,683,000 (approximately $944,000) toward the cost of construction.  Such participation was made pursuant to our lease agreement with MTM, and is recognized by rateably deducting from our monthly rent payment over the rent period.

During the six months ended December 31, 2015, we received cash of approximately $2,542,000 from the OCS towards our research and development expenses. According to the OCS grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other OCS grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2015, total grants obtained aggregated to approximately $21,183,000, and total royalties paid and accrued amounted to $166,000.

As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use forward and options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of February 8, 2016, we have sold 6,800,000 shares of our common stock and warrants to purchase up to 4,080,000 shares of common stock in a total amount of $17,000,000 in an offering we closed in June 2015.

Outlook

We have accumulated a deficit of $148,349,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months.   Our cash needs will increase in the foreseeable future.  We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.  Our management believes that we may need to raise additional funds before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the OCS grants and other research grants, sales of our common stock or sales of the marketable securities we hold.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2015 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2015 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our 2015 Annual Report and below and the information contained under the heading “Forward - Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We may not meet the continued listing standards of The NASDAQ Capital Market, which requires a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on the NASDAQ Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. Our stock has recently traded below $1.00 per share, including closing bid prices below $1.00 per share. If our stock price closes with a bid price below $1.00 per share for 30 consecutive trading days, we expect to receive a notice from NASDAQ providing us with 180 calendar days to regain compliance with the rule. After this 180 day period is up, if we still do not comply with the minimum $1.00 bid price, we may be eligible for an additional 180 day period to regain compliance. However, if we fail to comply with the minimum stock price of $1.00 per share or any other continued listing standards of NASDAQ, our common stock may be delisted. If that were to occur, our stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Also, if we seek to implement a reverse stock split in order to remain listed on The NASDAQ Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2015, we issued 137,347 shares of restricted stock to consultants for services rendered.

The above issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
Date:  February 8, 2016

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Chief Operating Officer and President
(Principal Financial Officer and Principal Accounting Officer)
Date:  February 8, 2016