Form 10-Q
period 2016-12-31
PLURISTEM THERAPEUTICS INC
filed 2017-02-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 96,065,936 shares of common stock issued and outstanding as of February 2, 2017.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5
Interim Condensed Statements of Changes in Shareholders' Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2016	June 30, 2016
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$7,334	$6,223
Short-term bank deposits		-	8,570
Restricted cash and short-term bank deposits		570	542
Marketable securities	3	14,039	17,415
Accounts receivable from the Israel Innovation Authority (“IIA”)		287	2,228
Other current assets		723	618
Total current assets		22,953	35,596

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		364	363
Severance pay fund		695	766
Property and equipment, net		8,287	9,216
Total long-term assets		9,346	10,345

Total assets		$32,299	$45,941

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2016	June 30, 2016
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,775	$2,705
Accrued expenses		1,079	1,369
Other accounts payable		1,523	1,701
Total current liabilities		5,377	5,775

LONG-TERM LIABILITIES

Accrued severance pay		828	910
Other long-term liabilities		980	1,100
Total long-term liabilities		1,808	2,010

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 81,305,951 shares as of December 31, 2016, 80,268,999 shares as of June 30, 2016		1	1
Additional paid-in capital		199,343	198,432
Accumulated deficit		(174,691)	(161,757)
Other comprehensive income		461	1,480
Total stockholders' equity		25,114	38,156

Total liabilities and stockholders' equity		$32,299	$45,941

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Six months ended December 31		Three months ended December 31,
	Note	2016	2015	2016	2015

Revenues	1c	-	$2,847	-	$2,752
Cost of revenues		-	(100)	-	(97)
Gross profit		-	2,747	-	2,655
Operating Expenses:
Research and development expenses		(11,512)	(10,630)	(5,481)	(5,571)
Less participation by the IIA and other parties		1,312	1,165	279	234
Research and development expenses, net		(10,200)	(9,465)	(5,202)	(5,337)
General and administrative expenses		(3,010)	(3,033)	(1,446)	(1,546)

Operating loss		(13,210)	(9,751)	(6,648)	(4,228)

Financial income (expense), net		276	(87)	38	266

Net loss for the period		$(12,934)	$(9,838)	$(6,610)	$(3,962)

Loss per share:
Basic and diluted net loss per share		$(0.16)	$(0.12)	$(0.08)	$(0.05)

Weighted average number of shares used in computing basic and diluted net loss per share		80,856,219	79,066,675	81,038,879	79,370,673

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015
Net loss	$(12,934)	$(9,838)	$(6,610)	$(3,962)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale marketable securities, net	(999)	(1,346)	(1,585)	425
Reclassification adjustment of derivative instruments losses realized in net loss, net	-	(46)	-	-
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	(20)	20	(16)	(99)
Other comprehensive income (loss)	(1,019)	(1,372)	(1,601)	326
Total comprehensive loss	$(13,953)	$(11,210)	$(8,211)	$(3,636)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	80,268,999	$1		$198,432	$1,480	$(161,757)	$38,156
Exercise of options by employees	6,000	(*	)	4	-	-	4
Stock-based compensation to employees, directors and non-employee consultants	1,030,952	(*	)	907	-	-	907
Other comprehensive loss, net	-	-		-	(1,019)	-	(1,019)
Net loss	-	-		-	-	(12,934)	(12,934)

Balance as of December 31, 2016 (unaudited)	81,305,951	$1		$199,343	$461	$(174,691)	$25,114

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,934)	$(9,838)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,110	1,031
Gain from sale of property and equipment, net	(4)	(1)
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	(154)	146
Gain from sale of investments of available-for-sale marketable securities	(20)	(20)
Stock-based compensation to employees, directors and non-employees consultants	907	1,571
Decrease in accounts receivable from the IIA	1,941	1,541
Decrease (increase) in other current assets	(105)	1,032
Increase (decrease) in trade payables	160	(953)
Increase (decrease) in other accounts payable, accrued expenses and other long-term liabilities	(588)	1,051
Decrease in deferred revenues	-	(2,847)
Decrease in advance payment from United	-	(93)
Increase in interest receivable on short-term deposits	-	(39)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(1)	24
Accrued severance pay, net	(11)	6
Net cash used by operating activities	$(9,699)	$(7,389)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(273)	$(1,471)
Proceeds from sale of property and equipment	6	3
Repayment of (investment in) short-term deposits	8,542	(8,794)
Repayment of long-term deposits and restricted bank deposits	-	5
Proceeds from sale of available-for-sale marketable securities	3,813	1,054
Proceeds from redemption of available-for-sale marketable securities	280	651
Investment in available-for-sale marketable securities	(1,562)	(2,543)
Net cash provided by (used in) investing activities	$10,806	$(11,095)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock and warrants, net of issuance costs	$-	$790
Exercise of options	4	16

Net cash provided by financing activities	$4	$806

Increase (decrease) in cash and cash equivalents	1,111	(17,678)
Cash and cash equivalents at the beginning of the period	6,223	22,626
Cash and cash equivalents at the end of the period	$7,334	$4,948

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$16	$43

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$36	$132
Share consideration to contractor	$-	$39

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

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $174,691 through December 31, 2016, and the Company incurred a net loss of $12,934 for the six months period ended December 31, 2016.

As of December 31, 2016, the Company's cash position (cash and cash equivalents, short-term bank deposits and marketable securities) totaled approximately $21,373. The Company plans to continue to finance its operations with sales of equity securities, entering into licensing technology agreements (see Note 1c) and from grants to support its research and development activity. Management believes that these funds, together with the funds received from the public offering that closed on January 25, 2017 (see Note 7), together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the interim condensed consolidated financial statements.  In the longer term, the Company plans to finance its operations from revenues from sales of products.

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

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with Accounting Standards Codification (the “ASC”) 320, “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of December 31, 2016 is $4,209.

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

Operating results for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

The Company uses options strategies (“derivative instruments”) primarily to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company accounts for derivatives based on ASC 815, “Derivatives and Hedging”. ASC 815 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Since the derivative instruments that the Company holds are not designated and qualify as hedging instruments under ASC 815, the Company measured the fair value of the derivative instruments in accordance with ASC 820 (classified as level 2) and recognizes changes in the fair values in its statement of operations each reporting period in "Financial income (expenses), net".

As of December 31, 2016, the fair value of the options contracts were approximately ($1) and presented in “other accounts payable” (see Note 4). The net gains (losses) recognized in “Financial income (expense), net” during the three and six month periods ended December 31, 2016 and 2015, were ($131), ($66) and $103, ($181), respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments:

In June 2016, the FASB issued ASU 2016-13. This update requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” on a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The update is effective for the interim and annual periods beginning on or after December 15, 2019, or July 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the update on its consolidated financial statements.

ASU 2016-18 - Restricted Cash (Topic 230):

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for the interim and annual periods beginning on or after December 15, 2017, or July 1, 2018 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale.

	December 31, 2016 (Unaudited)				June 30, 2016
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair Value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than- temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$11,445	$1,496	$(1,058)	$11,883	$11,599	$1,594	$(208)	$(38)	$12,947
Government debentures – fixed interest rate	-	-	-	-	786	12	-	-	798
Corporate debentures – fixed interest rate	103	2	-	105	439	7	-	-	446
	$11,548	$1,498	$(1,058)	$11,988	$12,824	$1,613	$(208)	$(38)	$14,191
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	616	21	-	637	717	27	-	-	744
Corporate debentures – fixed interest rate	1,399	7	(7)	1,399	2,403	47	-	-	2,450
	$2,015	$28	$(7)	$2,036	$3,120	$74	$-	$-	$3,194
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	15	-	-	15	29	1	-	-	30
	$15	$-	$-	$15	$29	$1	$-	$-	$30
	$13,578	$1,526	$(1,065)	$14,039	$15,973	$1,688	$(208)	$(38)	$17,415

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and June 30, 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of December 31, 2016 (Unaudited)	$2,222	$(1,025)	$625	$(40)
As of June 30, 2016	$1,258	$(143)	$563	$(65)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES (CONT.)

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and six month period’s ended December 31, 2016.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2016 (Unaudited)		June 30, 2016
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$9,475	$4,564	$11,228	$6,187
Foreign currency derivative instruments	-	(1)	-	65
Total financial assets	$9,475	$4,563	$11,228	$6,252

	December 31, 2016 (Unaudited)		June 30, 2016
	Balance Sheet presentation	Fair Value	Balance Sheet presentation	Fair Value
Derivatives not designated as hedge instruments	Other accounts payable	$(1)	Other current assets	$65
Total		$(1)		$65

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	An amount of $570 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

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

Through December 31, 2016, total grants obtained aggregated to approximately $24,461 and total royalties paid and accrued amounted to $166. As of December 31, 2016, the Company's contingent liability in respect to royalties to the IIA amounted $24,295, not including LIBOR interest as described above.

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

b.
In February 2015, the Subsidiary entered into an agreement with a contractor for the construction of its new laboratories facility for a consideration of approximately NIS 3.3 million (approximately $841). Under the terms of the agreement, the Subsidiary agreed to pay part of the NIS 3.3 million consideration using 100,004 restricted shares of common stock of the Company, linked to performance milestones with respect to the new laboratories construction and which serve as a guarantee.  These restricted shares were released to the contractor in December 2014 upon the successful completion of the construction.

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

The Company accounted for the abovementioned stock-based payment awards to the contractor in accordance with ASC 505-50, “Equity based payments to non-employees”. As performance by the contractor was not deemed complete while the awards were forfeitable (or not issued), the Company measured the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

	Six months ended December 31, 2016 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,771,700	$3.759
Options forfeited	(67,550)	$3.90
Options exercised	(6,000)	$0.62
Options outstanding at end of the period	1,698,150	$3.764	0.678	$294
Options exercisable at the end of the period	1,698,150	$3.764	0.678	$294
Options vested	1,698,150	$3.764	0.678	$294

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company’s common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

2.	Options and warrants to non-employees:

A summary of the options and warrants to non-employee consultants is as follows:

	Six months ended December 31, 2016 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options and warrants outstanding at beginning of period	237,300	$5.40
Options granted	46,800	$0.00
Options forfeited	(5,000)	$3.80
Options and warrants outstanding at end of the period	279,100	$4.52	3.12	$152

Options and warrants exercisable at the end of the period	242,750	$5.20	2.19	$151
Options not vested, expected to vest	279,100	$4.52	3.12	$152

Compensation expenses related to options and warrants granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Research and development expenses	$3	$1	$3	$-
General and administrative expenses	$14	$-	$14	$-
	$17	$1	$17	$-

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

The following table summarizes the activity related to unvested restricted stock and restricted stock units granted to employees and directors for the six month period ended December 31, 2016 (Unaudited):

Number
Unvested at the beginning of period	1,906,619
Granted	2,386,365
Forfeited	(70,468)
Vested	(897,480)
Unvested at the end of the period	3,325,036
Expected to vest after December 31, 2016	3,159,307

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Research and development expenses	$210	$483	$100	$163
General and administrative expenses	439	1,020	177	446
	$649	$1,503	$277	$609

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 2 years is approximately $319.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

c.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock and restricted stock units to consultants:

The following table summarizes the activity related to unvested restricted stock and restricted stock units granted to consultants for the six months ended December 31, 2016 (Unaudited):

Number
Unvested at the beginning of period	26,000
Granted	168,221
Vested	(133,472)
Unvested at the end of the period	60,749

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Research and development expenses	$7	$20	$3	$10
General and administrative expenses	234	48	125	45
	$241	$68	$128	$55

NOTE 7:-SUBSEQUENT EVENTS

On January 25, 2017, the Company sold, pursuant to an underwriting agreement relating to a firm commitment public offering, an aggregate of 14,081,633 shares of common Stock and warrants to purchase 8,448,980 shares of common stock, inclusive of the underwriter’s over-allotment option, which was exercised in full, for aggregate gross proceeds of $17,250. The net proceeds, after deducting underwriting commissions and discounts were $15,958 (before deducting other expenses related to the offering).

The warrants issued in the Offering are exercisable for a period of five and a half years commencing six months following issuance and have an exercise price of $1.40 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws.  Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other variations thereon or comparable terminology.  These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements.  Such forward-looking statements appear in this Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

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

•
the proposed joint venture, described in the overview below, to be established with Sosei Corporate Venture Capital Ltd. for the clinical development and commercialization of Pluristem's PLX-PAD cell therapy product in Japan and the plan to enter into definitive agreements;

•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

•	information with respect to any other plans and strategies for our business.
Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, or the 2016 Annual Report.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Pluristem" mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, Pluristem Ltd., unless otherwise indicated or as otherwise required by the context.

Overview

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery after surgery for femoral neck fracture, and acute radiation syndrome, or ARS. Pivotal, multinational clinical trials are planned for our PLX-PAD product candidate in CLI and femoral neck fracture, and the National Institutes of Health's National Institute of Allergy and Infectious Diseases, or NIAID, is currently conducting a dose selection trial with PLX-R18 in the hematologic component of ARS. Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placentas at the time of full term delivery of a live baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the U.S. Food and Drug Administration's, or FDA's current Good Manufacturing Practice requirements and has been approved by the European, Japanese and Israeli regulatory authorities for production of PLX-PAD for late stage trials and marketing. We expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We intend to shorten the time to commercialization of our first product candidate, PLX-PAD, by leveraging the unique accelerated regulatory pathways that exist in Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently. We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole. We are pursuing these accelerated pathways for PLX-PAD in CLI and femoral neck fracture. Our second product candidate, PLX R18, is under development in the United States for ARS via the Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity.

In December 2016, we announced that we signed a binding term sheet with Sosei Corporate Venture Capital Ltd., or Sosei CVC, for the establishment of a new Japanese corporation, or NewCo, for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan.  The parties plan to establish NewCo in Japan, in which we will own 35% of the equity in return for our contribution of a perpetual license to commercialize PLX-PAD for CLI in Japan. All proprietary rights related to PLX-PAD will be exclusively owned by us. Sosei CVC's investment fund, Sosei RMF1, together with additional Japanese investors, will raise and invest approximately $11 million, equivalent to approximately ¥1.3 billion, in return for ownership of 65% of NewCo. The parties plan to enter into a definitive agreement no later than March 31, 2017.

In November 2016, we announced that the United Kingdom's Medicines & Healthcare Products Regulatory Agency has cleared our application to begin the pivotal Phase III trial of PLX-PAD cells in the treatment of CLI for patients who are unsuitable for revascularization. This multinational Phase III trial will be conducted in the United States as well as Europe. On January 10, 2017, we announced that the FDA had cleared our Phase III trial and on January 17, 2017, we announced that the Paul Ehrlich Institute (PEI) cleared us to begin enrollment in Germany for the trial. We anticipate commencing patient enrollment in the first half of 2017. Our intention is to file a request for marketing authorization in the United States and in Europe following a successful completion of this 250-patient (estimated) trial.

In July 2016, we announced our intent to conduct a Phase III trial assessing our PLX-PAD cells in recovery following surgery for femoral neck fracture in the United States and Europe. In addition, the European Medicines Agency, or EMA, confirmed that this indication would also be eligible for the Adaptive Pathways project.

In February 2016, we announced that the NIAID will initiate studies in large animals to select the appropriate doses for PLX-R18 as a medical counter measure in the treatment of the hematologic component of ARS. These studies have been initiated. Once the optimal dose is determined in large animals, a pivotal trial could be conducted, the results of which may be used to support a Biologics License Application for PLX-R18 for this indication under the Animal Rule regulatory pathway. The NIAID supports and collaborates on the dosing studies, and Pluristem supplies the PLX-R18 cells. In December 2015, we also signed a Memorandum of Understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients.

We have also made progress in our Phase II intermittent claudication (IC) trial, a randomized, double blind, placebo controlled, multinational clinical trial. On January 12, 2017, we announced that we had completed enrollment of all 172 patients in the Phase II trial. We currently have active clinical sites in the United States, Israel, Germany and South Korea.

The FDA cleared our Investigational New Drug application to begin a Phase I trial of PLX-R18 cells to treat incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT. We anticipate commencing patient enrollment in the first half of 2017.

In December 2015, the FDA granted our PLX-PAD cells Orphan Drug Designation in the treatment of severe preeclampsia. We are currently conducting additional pre-clinical studies in order to advance towards a Phase I trial.

In May 2015, we announced that the PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the EMA. In addition, we reached an agreement with Japan's Pharmaceuticals and Medical Devices Agency on the design of the final trial needed to apply for conditional approval of PLX-PAD cells in the treatment of CLI. The approval of the protocol for the 75-patient trial was part of a larger agreement on the development of PLX-PAD via Japan's new accelerated regulatory pathway for regenerative medicine.

RESULTS OF OPERATIONS – SIX AND THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2015.

Revenues

Revenues for the six and three month periods ended December 31, 2015 were $2,847,000, $2,752,000, versus no revenues generated in the six and three month period ended December 31, 2016. All revenues in the period ended December 31, 2015 were derived from a prior license agreement, or the United Agreement, with United Therapeutics Corporation, or United.

On December 8, 2015, we received a notice from United terminating the United Agreement effective immediately. As we have no further obligations towards United, we recognized the remaining upfront payment received in August 2011 as revenues during the year ended June 30, 2016.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the six months ended December 31, 2016 increased by 8% from $9,465,000 for the six months ended December 31, 2015 to $10,200,000, mainly due to an increase in payments to consultants and subcontractors related to clinical studies such as our CLI and HCT studies, and an increase in materials consumption. The increase was offset by a higher participation from the IIA in calendar year 2016 compared to calendar year 2015 ($2,900,000 was approved in 2015 compared to $3,300,000 that was approved in 2016) and a decrease in stock-based compensation expenses due to the decrease in the market value of our common stock from the value on the date of the grant.

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three months ended December 31, 2016 decreased by 3% from $5,337,000 for the three months ended December 31, 2015 to $5,202,000. This decrease is attributed to a decrease in materials consumption, a decrease in patent expenses, a higher participation from the IIA in calendar year 2016 compared to calendar year 2015 ($2,900,000 was approved in 2015 compared to $3,300,000 that was approved in 2016) and a decrease in stock-based compensation expenses due to the decrease in the market value of our common stock from the value on the date of the grant. The decrease was offset by an increase in payments to consultants and subcontractors related to clinical studies such as our CLI and HCT studies.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2016 decreased by 1% from $3,033,000 for the six months ended December 31, 2015 to $3,010,000. This decrease is attributed to a decrease in stock-based compensation expenses due to the decrease in the market value of our common stock from the value on the date of the grant, which was partially offset by an increase in corporate activities expenses.

General and administrative expenses for the three months ended December 31, 2016 decreased by 6% from $1,546,000 for the three months ended December 31, 2015 to $1,446,000, mainly due to a decrease in stock-based compensation expenses due to the decrease in the market value of our common stock from the value on the date of the grant, which was partially offset by an increase in corporate activities expenses.

Financial Income, Net

Financial income, net, increased from a net expense of $87,000 for the six months ended December 31, 2015 to a net income of $276,000 for the six months ended December 31, 2016. This increase is mainly attributable to increased income from exchange rates, since through the six months ended December 31, 2016, there was a decrease of 0.03% of the U.S. dollar against the New Israeli Shekel, or NIS, compared to an increase of 4% of the U.S. dollar against the NIS through the six months ended December 31, 2015, and from our hedging instruments related to the strength of the U.S. dollar against the NIS.

Financial income, net, decreased from a net income of $266,000 for the three months ended December 31, 2015 to a net income of $38,000 for the three months ended December 31, 2016. This decrease is mainly attributable to expenses related to the changes in the fair value of our hedging instruments which is related to the strength of the U.S. dollar against the NIS and to an increased expense from exchange rates, since thorough the three months ended December 31, 2016, there was an increase of 2% of the U.S. dollar against the NIS, compared to a decrease of 1% of the U.S. dollar against the NIS through the three months ended September 30, 2015. This decrease was offset by a higher income related to our marketable securities (such as net gains related to sales of the marketable securities, interest and dividend income).

Net Loss

Net loss for the six and three month periods ended December 31, 2016 was $12,934,000 and $6,610,000, respectively, as compared to net loss of $9,838,000 and $3,962,000 for the six and three month periods ended December 31, 2015, respectively. The changes were mainly due to the termination of the United Agreement, and an increase in research and development expenses, offset by increased financial income, as described above. Net loss per share for the six and three month periods ended December 31, 2016 was $0.16 and $0.08, respectively, as compared to $0.12 and $0.05 for the six and three month periods ended December 31, 2015.

For the six and three month periods ended December 31, 2016 and December 31, 2015, we had weighted average shares of common stock outstanding of 80,856,219, 81,038,879 and 79,066,675, 79,370,673, respectively, which were used in the computations of net loss per share for the six and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly the issuances of shares related to employees and consultants, and shares issued as a result of exercises of warrants and options.

Liquidity and Capital Resources

As of December 31, 2016, our total current assets were $22,953,000 and total current liabilities were $5,377,000. On December 31, 2016, we had a working capital surplus of $17,576,000, stockholders' equity of $25,114,000 and an accumulated deficit of $174,691,000. We finance our operations and plan to continue doing so from our existing cash, issuances of our securities, sales of the marketable securities we hold, licensing fees and other potential payments under licensing agreements, and funds from grants from the IIA and Israel's Ministry of Economy and other research grants.

Cash and cash equivalents as of December 31, 2016 amounted to $7,334,000 compared to $4,948,000 as of December 31, 2015, and compared to $6,223,000 as of June 30, 2016. Cash balances changed in the six months ended December 31, 2016 and 2015 for the reasons presented below.

Operating activities used cash of $9,699,000 in the six months ended December 31, 2016, compared to $7,389,000 in the six months ended December 31, 2015. Cash used in operating activities in the six months ended December 31, 2016 and 2015 consisted primarily of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA and Israel's Ministry of Economy.

Investing activities provided cash of $10,806,000 in the six months ended December 31, 2016, compared to cash used of $11,095,000 for the six months ended December 31, 2015. The investing activities in the six months ended December 31, 2016 consisted primarily of the withdrawal of $8,542,000 of short term deposits and $4,093,000 provided from the sale and redemption of marketable securities, offset by investment of $1,562,000 in marketable securities and payments of $273,000 related to investment in property and equipment. The investing activities in the six months ended December 31, 2015 consisted primarily of the investment of $8,794,000 in short term deposits, investment of $2,543,000 in marketable securities and investment of $1,471,000 in property and equipment. Our investment activities also provided cash of $1,705,000 from the sale and redemption of marketable securities.

Financing activities generated cash of $4,000 during the six months ended December 31, 2016, compared to $806,000 for the six months ended December 31, 2015. The cash generated in the six months ended December 31, 2016 from financing activities is related to exercises of options by employees. The cash generated in the six months ended December 31, 2015 from financing activities is related to proceeds received in September 2015 from shares issued in a private placement in May 2015, and exercises of warrants and options by shareholders.

On January 20, 2017, we entered into an amended and restated underwriting agreement with an underwriter, pursuant to which, the underwriter agreed to buy, on an underwritten firm commitment basis, 12,244,898 shares of our common stock, par value $0.00001 per share ("Common Stock"), and warrants to purchase 7,346,939 shares of our Common Stock. In addition, we also granted the underwriter a 30-day option to purchase from us up to an additional 1,836,735 shares of our Common Stock at a price of $1.15056 per share, and warrants to purchase an additional 1,102,041 shares of our Common Stock at a purchase price of $0.00156604 per warrant, to cover over allotments.

On January 25, 2017, we closed the Offering and sold an aggregate of 14,081,633 shares of our Common Stock and warrants to purchase 8,448,980 shares of our Common Stock, inclusive of the over-allotment option, which was exercised in full, for aggregate net proceeds of approximately $15,958,000.

During the six months ended December 31, 2016, we received cash of approximately $3,258,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2016, total grants obtained aggregated to approximately $24,461,000 and total royalties paid amounted to $166,000.

In October 2016, we signed a binding term sheet, or the Term Sheet, for an investment of approximately $30,000,000 by China-based Innovative Medical Management Co. Ltd., or Innovative Medical, a publicly listed Chinese company. Pursuant to the Term Sheet, Innovative Medical will purchase approximately 16,890,000 shares of our common stock at a purchase price of $1.77 per share, as well as warrants to purchase approximately 4,422,500 shares of our common stock, with such warrants having an exercise price of $2.50 per share and exercisable for a period of 5 years. In accordance with the Term Sheet, Innovative Medical will have the right to designate an additional director upon the closing of the agreement and, as long as it holds at least 12.5% of our issued and outstanding stock, to designate one nominee for election at our annual meeting of shareholders thereafter. Innovative Medical will also have certain information, registration and pre-emptive rights as well as certain negotiation rights with respect to our potential transactions in China. On December 23, 2016, we announced that, due to a recently adopted Chinese policy relating to outbound investments by Chinese companies, we agreed with Innovative Medical to extend the time of execution of the definitive agreements relating to Innovative Medical's proposed investment. As a result of the recently adopted Chinese policy, we now plan to continue the discussions with respect to the definitive agreements until we and Innovative Medical received further clarification about such policies, which is expected during the first half of 2017.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - "Quantitative and Qualitative Disclosures about Market Risk" in our 2016 Annual Report.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or the SEC, using a "shelf" registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of February 7, 2017, we have sold 20,881,633 shares of our common stock and warrants to purchase up to 12,528,980 shares of common stock in a total gross amount of $34,250,000 in offerings we closed in June 2015 and January 2017.

Outlook

We have accumulated a deficit of $174,691,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.  Our management believes that we may need to raise additional funds, in addition to the funds raised in the January 2017 equity offering, before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources. We are continually looking for sources of funding, including non-diluting sources such as the IIA grants and other research grants, sales of our common stock, such as the sale pursuant to the Term Sheet, or sales of the marketable securities we hold.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended December 31, 2016, we issued an aggregate of 87,806 and 107,806 shares of common stock to consultants for services rendered, respectively.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 20, 2017).

10.1*	Binding Term Sheet by and between Pluristem Therapeutics Inc. and Innovative Medical Management Co., Ltd., dated October 25, 2016. (English version only)

10.2*	Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated December 20, 2016.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Chief Executive Officer
(Principal Executive Officer)
 Date:  February 8, 2017

By: /s/ Yaky Yanay
Yaky Yanay, Chief Financial Officer, Chief Operating Officer and President
(Principal Financial Officer and Principal Accounting Officer)
 Date:  February 8, 2017