Form 10-Q
period 2017-03-31
PLURISTEM THERAPEUTICS INC
filed 2017-05-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 96,331,182 shares of common stock issued and outstanding as of May 3, 2017.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017

(Unaudited)

                           PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5

Interim Condensed Statements of Changes in Shareholders' Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2017	June 30, 2016
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$5,319	$6,223
Short-term bank deposits		12,329	8,570
Restricted cash and short-term bank deposits		574	542
Marketable securities	3	14,842	17,415
Accounts receivable from the Israeli Innovation Authority ("IIA")		318	2,228
Other current assets		1,221	618
Total current assets		34,603	35,596

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		385	363
Severance pay fund		725	766
Property and equipment, net		7,825	9,216
Total long-term assets		8,935	10,345

Total assets		$43,538	$45,941

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2017	June 30, 2016
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade payables		$1,679	$2,705
Accrued expenses		1,433	1,369
Other accounts payable		2,273	1,701
Other current liabilities	2g	744	-
Total current liabilities		6,129	5,775

LONG-TERM LIABILITIES

Accrued severance pay		866	910
Other long-term liabilities		920	1,100
Total long-term liabilities		1,786	2,010

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS' EQUITY

Share capital:	6
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 96,171,868 shares as of March 31, 2017, 80,268,999 shares as of June 30, 2016		1	1
Additional paid-in capital		216,742	198,432
Accumulated deficit		(182,555)	(161,757)
Other comprehensive income		1,435	1,480
Total stockholders' equity		35,623	38,156

Total liabilities and stockholders' equity		$43,538	$45,941

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Nine months ended March 31,		Three months ended March 31,
	Note	2017	2016	2017	2016

Revenues	1c	-	$2,847	-	-
Cost of revenues		-	(100)	-	-
Gross profit		-	2,747	-	-
Operating Expenses:
Research and development expenses		(18,091)	(16,427)	(6,579)	(5,797)
Less R&D participation grants		1,554	1,206	242	41
Research and development expenses, net		(16,537)	(15,221)	(6,337)	(5,756)
General and administrative expenses		(4,896)	(4,672)	(1,886)	(1,639)

Operating loss		(21,433)	(17,146)	(8,223)	(7,395)

Financial income, net		635	105	359	192

Net loss for the period		$(20,798)	$(17,041)	$(7,864)	$(7,203)

Loss per share:
Basic and diluted net loss per share		$(0.25)	$(0.21)	$(0.09)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share		84,573,038	79,350,504	91,753,808	79,935,477

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Net loss	$(20,798)	$(17,041)	$(7,864)	$(7,203)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale marketable securities, net	(9)	(1,466)	990	(120)
Reclassification adjustment of derivative instruments losses realized in net loss, net	-	(46)	-	-
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	(36)	303	(16)	283
Other comprehensive income (loss)	(45)	(1,209)	974	163
Total comprehensive loss	$(20,843)	$(18,250)	$(6,890)	$(7,040)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount		Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	78,771,905	$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
Exercise of options by employees and non-employee consultants	28,000	(*	)	17	-	-	-	17
Stock-based compensation to employees, directors and non-employee consultants	1,189,926	(*	)	2,367	-	-	-	2,367
Proceeds related to issuance of common stock in a private placement (Note 6a)	-	-		-	790	-	-	790
Stock-based compensation to contractor (Note 6b)	90,000	-		39	-	-	-	39
Other comprehensive loss, net	-	-		-	-	(1,209)	-	(1,209)
Net loss	-	-		-	-	-	(17,041)	(17,041)

Balance as of March 31, 2016 (unaudited)	80,079,831	$1		$197,726	$-	$931	$(155,552)	$43,106

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	80,268,999	$1		$198,432	$1,480	$(161,757)	$38,156
Exercise of options by employees and non- employee consultants	17,900	(*	)	10	-	-	10
Stock-based compensation to employees, directors and non employee consultants	1,803,336	(*	)	2,582	-	-	2,582
Issuance of common stock and warrants related to January 2017 offering, net of issuance costs of $1,532 (Note 6c)	14,081,633	(*	)	15,718	-	-	15,718
Other comprehensive loss, net	-	-		-	(45)	-	(45)
Net loss	-	-		-	-	(20,798)	(20,798)

Balance as of March 31, 2017 (unaudited)	96,171,868	$1		$216,742	$1,435	$(182,555)	$35,623

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,798)	$(17,041)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,646	1,590
Gain from sale of property and equipment, net	(5)	(3)
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	(168)	41
Loss (gain) from sale of investments of available-for-sale marketable securities	(36)	303
Stock-based compensation to employees, directors and non-employees consultants	2,582	2,367
Decrease in accounts receivable from the IIA	1,910	1,511
Decrease (increase) in other current assets	(603)	1,038
Decrease in trade payables	(924)	(888)
Increase in other accounts payable, accrued expenses, other long-term liabilities and other current liabilities	1,200	1,054
Decrease in deferred revenues	-	(2,847)
Decrease in advance payment from United	-	(93)
Increase in interest receivable on short-term deposits	-	(33)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(22)	(13)
Accrued severance pay, net	(3)	36
Net cash used by operating activities	$(15,221)	$(12,978)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(360)	$(1,535)
Proceeds from sale of property and equipment	8	29
Investment in short-term deposits	(3,791)	(3,524)
Repayment of long-term deposits and restricted bank deposits	-	4
Proceeds from sale of available-for-sale marketable securities	4,622	2,863
Proceeds from redemption of available-for-sale marketable securities	402	1,066
Investment in available-for-sale marketable securities	(2,292)	(3,954)
Net cash used in investing activities	$(1,411)	$(5,051)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock and warrants, net of issuance costs	$15,718	$790
Exercise of options	10	17

Net cash provided by financing activities	$15,728	$807

Decrease in cash and cash equivalents	(904)	(17,222)
Cash and cash equivalents at the beginning of the period	6,223	22,626
Cash and cash equivalents at the end of the period	$5,319	$5,404

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$20	$50

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$24	$200
Share consideration to contractor	$-	$39

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.
Pluristem Therapeutics Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluristem Therapeutics Inc. has a wholly owned subsidiary, Pluristem Ltd. (the "Subsidiary"), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics Inc. and the Subsidiary are referred to as the "Company" or "Pluristem".

The Company's shares of common stock are traded on the NASDAQ Capital Market under the symbol "PSTI", and on the Tel-Aviv Stock Exchange under the symbol "PLTR".

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated losses aggregated to $182,555 through March 31, 2017, and the Company incurred a net loss of $20,798 for the nine months ended March 31, 2017.

As of March 31, 2017, the Company's cash position (cash and cash equivalents, short-term bank deposits and marketable securities) totaled approximately $32,490. The Company plans to continue to finance its operations with sales of equity securities, entering into licensing agreements (see Note 1c) and from grants to support its research and development activity. Management believes that these funds, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the interim condensed consolidated financial statements.  In the longer term, the Company plans to finance its operations from revenues from sales of products.

c.	License Agreements:

United Therapeutics Corporation ("United") Agreement

On June 19, 2011, the Company entered into an exclusive license agreement (the "United Agreement") with United for the use of the Company's PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension ("PAH"). The United Agreement provided that United would receive exclusive worldwide license rights for the development and commercialization of the Company's PLX cell-based product to treat PAH.

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

CHA Biotech Co. Ltd. ("CHA") Agreement

On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the "CHA Agreement") with CHA, for conducting clinical trials and commercialization of Pluristem's PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia and Intermittent Claudication (the "Indications").

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

The first clinical study as part of the CHA Agreement is a Phase II trial in Intermittent Claudication. South Korea's Ministry of Food and Drug Safety approved this study in November 2013.

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

In addition, and as contemplated by the CHA Agreement, in December 2013, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 2,500,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414. The parties also agreed to give an irrevocable proxy to the other party's management with respect to the voting power of the shares issued.

During March 2015, the Company sold a portion of the CHA shares received in December 2013.

The remaining investment in CHA shares is presented as "Marketable Securities" and classified as available-for-sale in accordance with Accounting Standards Codification (the "ASC") 320, "Investments - Debt and Equity Securities". The fair value of the remaining investment as of March 31, 2017 is $4,746.

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

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

Operating results for the three and nine month periods ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term and restricted bank deposits, accounts receivable and other current assets, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

The Company measures its investments in marketable securities and derivative instruments at fair value under ASC 820, "Fair Value Measurements and Disclosures". Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company uses forward and options strategies ("derivative instruments") primarily to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS. The Company accounts for derivatives based on ASC 815, "Derivatives and Hedging". ASC 815 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Since the derivative instruments that the Company holds are not designated and qualify as hedging instruments under ASC 815, the Company measured the fair value of the derivative instruments in accordance with ASC 820 (classified as level 2) and recognizes changes in the fair values in its statement of operations each reporting period in "Financial income, net".

As of March 31, 2017, the fair value of the forward and options contracts was approximately$ 267 and presented in "other current assets" (see Note 4). The net gains (losses) recognized in "Financial income, net" during the three and nine month periods ended March 31, 2017 and 2016, were $268, $202 and $221, ($26), respectively.

f.	Non-royalty grants

The Company's CLI program participates in a European Union research and development consortium under the European Union's Horizon 2020 program ("Horizon 2020").   In August 2016, the CLI program consortium was awarded a Euro 7,600 (approximately $8,400) non-royalty bearing grant. An amount of Euro 1,900 (approximately $2,100) is a direct grant allocated to the Company. As of March 31, 2017, an amount of approximately $965 was received from the Horizon 2020 program.

Non-royalty bearing grants for funding research and development projects are recognized at the time the Company is entitled to such grants on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

g.	Recent Accounting Pronouncement

Accounting Standards Update ("ASU") 2014-09 - Revenue from Contracts with Customers (Topic 606):
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of control of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The guidance is effective for the interim and annual periods beginning after December 15, 2017, or July 1, 2018 for the Company (early adoption is permitted for the interim and annual periods beginning after December 15, 2016). The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company preliminarily anticipates adopting the standard using the modified retrospective method. The Company anticipates adopting the new standard effective as of July 1, 2018. The Company is currently evaluating the impact of the guidance on its consolidated financial statements, but does not currently expect it to have a material impact on its consolidated financial position or results of operations.

ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments:
In June 2016, the FASB issued ASU 2016-13. This update requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" on a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The update is effective for the interim and annual periods beginning on or after December 15, 2019, or July 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the update on its consolidated financial statements.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of March 31, 2017, all of the Company's marketable securities were classified as available-for-sale.

	March 31, 2017 (Unaudited)				June 30, 2016
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Fair Value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$11,474	$1,842	$(439)	$12,877	$11,599	$1,594	$(208)	$(38)	$12,947
Government debentures – fixed interest rate	149	3	-	152	786	12	-	-	798
Corporate debentures – fixed interest rate	-	-	-	-	439	7	-	-	446
	$11,623	$1,845	$(439)	$13,029	$12,824	$1,613	$(208)	$(38)	$14,191
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	467	25	-	492	717	27	-	-	744
Corporate debentures – fixed interest rate	1,301	7	(3)	1,305	2,403	47	-	-	2,450
	$1,768	$32	$(3)	$1,797	$3,120	$74	$-	$-	$3,194
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	16	-	-	16	29	1	-	-	30
	$16	$-	$-	$16	$29	$1	$-	$-	$30
	$13,407	$1,877	$(442)	$14,842	$15,973	$1,688	$(208)	$(38)	$17,415

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2017 and June 30, 2016, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of March 31, 2017 (Unaudited)	$6,083	$(434)	$188	$(8)
As of June 30, 2016	$1,258	$(143)	$563	$(65)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES (CONT.)

Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. As such, the Company did not recognize any impairment charges on outstanding securities during the three and nine month periods ended March 31, 2017.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2017 (Unaudited)		June 30, 2016
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$10,278	$4,564	$11,228	$6,187
Foreign currency derivative instruments	-	267	-	65
Total financial assets	$10,278	$4,831	$11,228	$6,252

	March 31, 2017 (Unaudited)		June 30, 2016
	Balance Sheet presentation	Fair Value	Balance Sheet presentation	Fair Value
Derivatives not designated as hedge instruments	Other current assets	$267	Other current assets	$65
Total		$267		$65

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	An amount of $959 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees as of March 31, 2017.

b.
Under the Law for the Encouragement of Industrial Research and Development, 1984, (the "Research Law"), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project's expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% to 4% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company's obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through March 31, 2017, total grants obtained aggregated to approximately $24,461 and total royalties paid and accrued amounted to $166. As of March 31, 2017, the Company's contingent liability in respect to royalties to the IIA amounted $24,295, not including LIBOR interest as described above.

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

The Company accounted for the abovementioned stock-based payment awards to the contractor in accordance with ASC 505-50, "Equity based payments to non-employees". As performance by the contractor was not deemed complete while the awards were forfeitable (or not issued), the Company measured the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

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

c.
On January 25, 2017, the Company issued, pursuant to an underwriting agreement relating to a firm commitment public offering, an aggregate of 14,081,633 shares of common stock and warrants to purchase 8,448,980 shares of common stock, inclusive of the underwriter's over-allotment option, which was exercised in full, for aggregate gross proceeds of $17,250. The net proceeds, after deducting underwriting commissions, discounts and other expenses related to the offering were $15,718.

The warrants issued in the offering are exercisable for a period of five years commencing six months following issuance and have an exercise price of $1.40 per share. As of March 31, 2017, all of the warrants are outstanding.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants:

1.	Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, "Compensation—Stock Compensation". A summary of the Company's activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

	Nine months ended March 31, 2017 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,771,700	$3.759
Options forfeited	(885,050)	$3.53
Options exercised	(16,000)	$0.62
Options outstanding at end of the period	870,650	$4.048	1.012	$212
Options exercisable at the end of the period	870,650	$4.048	1.012	$212
Options vested	870,650	$4.048	1.012	$212

Intrinsic value of exercisable options (the difference between the Company's closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on March 31, 2017. This amount changes based on the fair market value of the Company's common stock.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

2.	Options to non-employees:

A summary of the options to non-employee consultants is as follows:

	Nine months ended March 31, 2017 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	237,300	$5.40
Options granted	46,800	$0.00
Options exercised	(1,900)	$0.00
Options forfeited	(57,500)	$3.53
Options outstanding at end of the period	224,700	$4.80	3.61	$172

Options exercisable at the end of the period	200,400	$5.38	2.90	$142
Options vested and expected to vest	224,700	$4.80	3.61	$172

Compensation expenses related to options granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Research and development expenses	$5	$-	$2	$-
General and administrative expenses	$25	$2	$11	$1
	$30	$2	$13	$1

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

The following table summarizes the activity related to unvested restricted stock and restricted stock units granted to employees and directors under its 2005 and 2016 incentive option plan for the nine month period ended March 31, 2017(Unaudited) is as follows:

Number
Unvested at the beginning of period	1,906,619
Granted	2,404,435
Forfeited	(82,967)
Vested	(1,639,114)
Unvested at the end of the period	2,588,973
Expected to vest after March 31, 2017	2,488,250

Compensation expenses related to restricted stock units granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Research and development expenses	$1,182	$743	$972	$260
General and administrative expenses	1,055	1,496	616	476
	$2,237	$2,239	$1,588	$736

Unamortized compensation expenses related to restricted stock units granted to employees and directors to be recognized over an average time of approximately 2 years are approximately $2,181.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

d.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	Restricted stock and restricted stock units to consultants:

The following table summarizes the activity related to unvested restricted stock and restricted stock units granted to consultants for the nine months ended March 31, 2017 (Unaudited):

Number
Unvested at the beginning of period	26,000
Granted	210,721
Vested	(164,222)
Unvested at the end of the period	72,499

Compensation expenses related to restricted stock and restricted stock units granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Research and development expenses	$7	$26	$-	$6
General and administrative expenses	308	100	74	52
	$315	$126	$74	$58

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

•
the proposed private placement of our common stock and warrants pursuant to the term sheet with Innovative Medical Management Co., Ltd., or Innovative Medical, described below, the terms of such offering, the plan to enter into definitive agreements and the timing of entering into such agreements;

•
the proposed joint venture, described in the overview below, to be established with Sosei Corporate Venture Capital Ltd. for the clinical development and commercialization of Pluristem’s PLX-PAD cell therapy product in Japan, the plan to enter into definitive agreements and the timing of entering into such agreements;

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

Overview

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery after surgery for femoral neck fracture, and acute radiation syndrome, or ARS. Pivotal, multinational clinical trials are planned for our PLX-PAD product candidate in CLI and femoral neck fracture, and the National Institutes of Health’s National Institute of Allergy and Infectious Diseases, or NIAID, is currently conducting a dose selection trial with PLX-R18 in the hematologic component of ARS. Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placentas at the time of full term delivery of a live baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the U.S. Food and Drug Administration’s, or FDA’s current Good Manufacturing Practice requirements and has been approved by the European, Japanese and Israeli regulatory authorities for production of PLX-PAD for late stage trials and marketing. We expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

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

In December 2016, we announced that we signed a binding term sheet with Sosei Corporate Venture Capital Ltd., or Sosei CVC, for the establishment of a new Japanese corporation, or NewCo, for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan.  The parties plan to establish NewCo in Japan, in which we will own 35% of the equity in return for our contribution of a perpetual license to commercialize PLX-PAD for CLI in Japan. All proprietary rights related to PLX-PAD will be exclusively owned by us. Sosei CVC’s investment fund, Sosei RMF1, together with additional Japanese investors, will raise and invest approximately $11 million, equivalent to approximately ¥1.3 billion, in return for ownership of 65% of NewCo. The parties plan to enter into a definitive agreement in the coming months.

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

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,400,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with us and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,100,000) is a direct grant allocated to us, and we also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

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

In May 2015, we announced that the PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the EMA. In addition, we reached an agreement with Japan’s Pharmaceuticals and Medical Devices Agency on the design of the final trial needed to apply for conditional approval of PLX-PAD cells in the treatment of CLI. The approval of the protocol for the 75-patient trial was part of a larger agreement on the development of PLX-PAD via Japan’s new accelerated regulatory pathway for regenerative medicine.

In May 2017, we announced the promising results of our non-human primates, or NHPs, pilot study for PLX-R18 as a treatment for ARS. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as level of bone marrow function, which is affected by exposure to high levels of radiation as may occur in a nuclear accident or attack.

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2016.

Revenues

Revenues for the nine and three month periods ended March 31, 2016 were $2,847,000 and $0, versus no revenues generated in the nine and three month period ended March 31, 2017. All revenues in the nine month period ended March 31, 2016 were derived from a prior license agreement, or the United Agreement, with United Therapeutics Corporation, or United.

On December 8, 2015, we received a notice from United terminating the United Agreement effective immediately. As we have no further obligations towards United, we recognized the remaining upfront payment received in August 2011 as revenues during the year ended June 30, 2016.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the nine months ended March 31, 2017 increased by 9% from $15,221,000 for the nine months ended March 31, 2016 to $16,537,000, mainly due to an increase in payments to consultants and subcontractors related to clinical studies such as our CLI and HCT studies, and an increase in stock-based compensation expenses due to an increased number of RSUs granted under the Company’s 2016 Equity Compensation Plan. The increase was offset by a higher participation from the IIA in calendar year 2016 compared to calendar year 2015 ($2,900,000 was approved in 2015 compared to $3,300,000 that was approved in 2016), participation from the European Union with respect to the Horizon 2020 grant commencing in calendar year 2017 and a decrease in materials consumption.

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three months ended March 31, 2017 increased by 10% from $5,756,000 for the three months ended March 31, 2016 to $6,337,000. This increase is attributed to an increase in stock-based compensation expenses due to an increased number of RSUs granted under the Company’s 2016 Equity Compensation Plan and to an increase in payments to consultants and subcontractors related to clinical studies such as our CLI and HCT studies. The increase was offset by a decrease in materials consumption and also offset by the participation from the European Union with respect to the Horizon 2020 grant commencing in calendar year 2017.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2017 increased by 5% from $4,672,000 for the nine months ended March 31, 2016 to $4,896,000. This increase is attributed to an increase in corporate activities expenses which was partially offset by a decrease in stock-based compensation expenses due to the decrease in the market value of our common stock from the value on the date of the grant, timing of grant date and vesting schedule.

General and administrative expenses for the three months ended March 31, 2017 increased by 15% from $1,639,000 for the three months ended March 31, 2016 to $1,886,000, mainly due to an increase in stock-based compensation expenses due to an increased number of RSUs granted under the Company’s 2016 Equity Compensation Plan and an increase in corporate activities expenses.

Financial Income, Net

Financial income, net, increased from a net income of $105,000 for the nine months ended March 31, 2016 to a net income of $635,000 for the nine months ended March 31, 2017. This increase is mainly attributable to increased income from exchange rates, since through the nine months ended March 31, 2017, there was a decrease of 6% of the U.S. dollar against the New Israeli Shekel, or NIS, compared to a decrease of 0.1% of the U.S. dollar against the NIS through the nine months ended March 31, 2016, higher income resulting from the changes in the fair value of our hedging instruments, which is related to the strength of the U.S. dollar against the NIS, and from a higher income related to our marketable securities (such as net gains related to sales of the marketable securities, interest and dividend income).

Financial income, net, increased from a net income of $192,000 for the three months ended March 31, 2016 to a net income of $359,000 for the three months ended March 31, 2017.

This increase is mainly attributable to a decrease in losses related to sale of our marketable securities and increased income related to the changes in the fair market value of our hedging instruments, which is related to the strength of the U.S. dollar against the NIS. This increase was partially offset by a decrease in income from exchange rates, since through the three months ended March 31, 2017 there was a decrease in the value of monetary assets compared to the three months ended March 31, 2016.

Net Loss

Net loss for the nine and three month periods ended March 31, 2017 was $20,798,000 and $7,864,000, respectively, as compared to net loss of $17,041,000 and $7,203,000 for the nine and three month periods ended March 31, 2016, respectively. The changes were mainly due to the termination of the United Agreement and an increase in research and development expenses, offset by increased financial income, as described above. Net loss per share for the nine and three month periods ended March 31, 2017 was $0.25 and $0.09, respectively, as compared to $0.21 and $0.09 for the nine and three month periods ended March 31, 2016.

For the nine and three month periods ended March 31, 2017 and March 31, 2016, we had weighted average shares of common stock outstanding of 84,573,038, 91,753,808 and 79,350,504, 79,935,477, respectively, which were used in the computations of net loss per share for the nine and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly related to the issuances of shares from a public offering we conducted on January 25, 2017, issuances of shares to employees and consultants and shares issued as a result of exercises of options.

Liquidity and Capital Resources

As of March 31, 2017, our total current assets were $34,603,000 and total current liabilities were $6,129,000. On March 31, 2017, we had a working capital surplus of $28,474,000, stockholders' equity of $35,623,000 and an accumulated deficit of $182,555,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities, sales of the marketable securities we hold, licensing fees and other potential payments under licensing agreements, and funds from grants from the IIA, Israel’s Ministry of Economy, European Union and other research grants.

Cash and cash equivalents as of March 31, 2017 amounted to $5,319,000 compared to $5,404,000 as of March 31, 2016, and compared to $6,223,000 as of June 30, 2016. Cash balances changed in the nine months ended March 31, 2017 and 2016 for the reasons presented below.

Operating activities used cash of $15,221,000 in the nine months ended March 31, 2017, compared to $12,978,000 in the nine months ended March 31, 2016. Cash used in operating activities in the nine months ended March 31, 2017 and 2016 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, the European Union and Israel’s Ministry of Economy.

Investing activities used cash of $1,411,000 in the nine months ended March 31, 2017, compared to$5,051,000 for the nine months ended March 31, 2016. The investing activities in the nine months ended March 31, 2017 consisted primarily of the investment of $3,791,000 of short term deposits and investment of $2,292,000 in marketable securities and payments of $360,000 related to investment in property and equipment, offset by $5,024,000 provided from the sale and redemption of marketable securities. The investing activities in the nine months ended March 31, 2016 consisted primarily of the investment of $3,524,000 in short term deposits, investment of $3,954,000 in marketable securities and payments of $1,535,000 related to investment in property and equipment. Our investment activities also provided cash of $3,929,000 from the sale and redemption of marketable securities.

Financing activities generated cash of $15,728,000 during the nine months ended March 31, 2017, compared to $807,000 for the nine months ended March 31, 2016. The cash generated in the nine months ended March 31, 2017 from financing activities is related to net proceeds of $15,718,000 from issuing shares of our common stock in the public offering we conducted in January 2017 and from the exercise of options by employees and non-employees consultant. The cash generated in the nine months ended March 31, 2016 from financing activities is related to proceeds received from shares issued in a private placement in May 2015 and exercises of options by shareholders.

On January 20, 2017, we entered into an amended and restated underwriting agreement with an underwriter pursuant to which the underwriter agreed to buy, on an underwritten firm commitment basis, 12,244,898 shares of our common stock, par value $0.00001 per share, or the Common Stock, and warrants to purchase 7,346,939 shares of our Common Stock. In addition, we also granted the underwriter a 30-day option to purchase from us up to an additional 1,836,735 shares of our Common Stock at a price of $1.15056 per share, and warrants to purchase an additional 1,102,041 shares of our Common Stock at a purchase price of $0.00156604 per warrant, to cover over allotments.

On January 25, 2017, we closed the public offering and sold an aggregate of 14,081,633 shares of our Common Stock and warrants to purchase 8,448,980 shares of our Common Stock, inclusive of the over-allotment option, which was exercised in full, for aggregate net proceeds of $15,718,493.

During the nine months ended March 31, 2017, we received cash of approximately $3,258,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% - 4% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2017, total grants obtained aggregated to approximately $24,461,000 and total royalties paid amounted to $166,000.

During the nine month ended March 31, 2017, we received cash of approximately $965,000 from the European Union as part of the Horizon 2020 grant towards our research and development expenses for our Phase III study of PLX-PAD in CLI.

In October 2016, we signed a binding term sheet, or the Term Sheet, for an investment of approximately $30,000,000 by China-based Innovative Medical Management Co. Ltd., or Innovative Medical, a publicly listed Chinese company. Pursuant to the Term Sheet, Innovative Medical will purchase approximately 16,890,000 shares of our common stock at a purchase price of $1.77 per share, as well as warrants to purchase approximately 4,422,500 shares of our common stock, with such warrants having an exercise price of $2.50 per share and exercisable for a period of 5 years. In accordance with the Term Sheet, Innovative Medical will have the right to designate an additional director upon the closing of the agreement and, as long as it holds at least 12.5% of our issued and outstanding stock, to designate one nominee for election at our annual meeting of shareholders thereafter. Innovative Medical will also have certain information, registration and pre-emptive rights as well as certain negotiation rights with respect to our potential transactions in China. On December 23, 2016, we announced that, due to a recently adopted Chinese policy relating to outbound investments by Chinese companies, we agreed with Innovative Medical to extend the time of execution of the definitive agreements relating to Innovative Medical’s proposed investment. As a result of the recently adopted Chinese policy, we now plan to continue the discussions with respect to the definitive agreements until we and Innovative Medical received further clarification about such policies, which is expected during the first half of 2017.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Annual Report.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of May 8, 2017, we have sold 20,881,633 shares of our common stock and warrants to purchase up to 12,528,980 shares of common stock in a total gross amount of $34,250,000 in offerings we closed in June 2015 and January 2017.

Outlook

We have accumulated a deficit of $182,555,000 since our inception in May 2001.  We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.  Our management believes that we may need to raise additional funds, before we have cash flow from operations that can materially decrease our dependence on our existing cash and other liquidity resources.

We are continually looking for sources of funding, including non-diluting sources such as the IIA grants, the European Union grant and other research grants, sales of our common stock, such as the sale pursuant to the Term Sheet, or sales of the marketable securities we hold.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended March 31, 2017, we issued an aggregate of 9,000 and 116,806 shares of common stock to consultants for services rendered, respectively.

The above issuances were exempt under Section 4(a)(2) of the Securities Act or Regulation S promulgated under the Securities Act.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers, or Co-CEOs, and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Co-CEOs and our CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

10.1*	Amendment to Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd.

31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman

Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
 Date:  May 8, 2017

By: /s/ Yaky Yanay

Yaky Yanay, Co-Chief Executive Officer and President
(Principal Executive Officer)
Date:  May 8, 2017

By: /s/ Erez Egozi

Erez Egozi, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)
 Date:  May 8, 2017