Form 10-K
period 2017-06-30
PLURISTEM THERAPEUTICS INC
filed 2017-09-07
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	31905
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  011-972-74-7107259

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.00001	Name of each exchange on which registered Nasdaq Capital Market

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

☒ Yes          ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$107,969,302

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

97,473,652 as of August 31, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's discussion and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the clinical trials to be conducted according to our license agreement with CHA Biotech Co. Ltd.;

•	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

•	achieving regulatory approvals, including under accelerated paths;

•	receipt of future funding from the Israel Innovation Authority;

•	our marketing plans, including timing of marketing our first product candidate, PLX-PAD;

•	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

•	our estimations regarding the size of the global market for our product candidates;

•	our expectations regarding our production capacity;

•	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

•	our expectations regarding our short- and long-term capital requirements;

•
the proposed joint venture to be established with Sosei Corporate Venture Capital Ltd. for the clinical development and commercialization of Pluristem’s PLX-PAD cell therapy product in Japan and the plan to enter into definitive agreements;

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

PART I

Item 1.    Business.

Our Current Business

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery after surgery for femoral neck fracture, and acute radiation syndrome, or ARS. A pivotal, multinational clinical trial is currently being conducted with our PLX-PAD product candidate in CLI. In addition, pivotal, multinational clinical trials are planned for our PLX-PAD product candidate in femoral neck fractures. The National Institutes of Health’s, National Institute of Allergy and Infectious Diseases, or NIAID, recently completed a dose selection trial with PLX-R18 in the hematologic component of ARS and a pivotal study is planned under the U.S. Food and Drug Administration, or FDA, animal rule once funding will be secured for this project. Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placentas at the time of full term healthy delivery. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the FDA’s current Good Manufacturing Practice requirements and has been approved by the European, Japanese and Israeli regulatory authorities for production of PLX-PAD for late stage trials and marketing. We expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

We were incorporated in Nevada in 2001, and have a wholly owned subsidiary in Israel called Pluristem Ltd., or the Subsidiary. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We intend to shorten the time to commercialization of our product candidates, by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently. We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole. We are pursuing these accelerated pathways for PLX-PAD in CLI and femoral neck fracture. Our second product candidate, PLX R18, is under development in the United States for ARS via the Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity. PLX R18 is also under development in a Phase I trial in the United States for incomplete hematopoietic recovery following hematopoietic cell transplantation (HCT).

 In May 2015, we announced that the PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the EMA. During fiscal year 2017 the FDA, the United Kingdom’s Medicines & Healthcare Products Regulatory Agency, the Paul Ehrlich Institute (PEI), and the Austrian Agency for Health and Food Safety (AGES), have cleared our application to begin the pivotal Phase III trial of PLX-PAD cells in the treatment of CLI for patients who are unsuitable for revascularization in the United States, the United Kingdom, Germany, and Austria. This multinational Phase III trial is being conducted in the United States as well as Europe.

Our intention is to file a request for marketing authorization in the United States and in Europe following a successful completion of this 250-patient (estimated) trial. An interim efficacy analysis is planned to be conducted based on data from the first 125 patients. If these trials have positive results, these could lead to early conditional marketing approval in Europe.

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,700,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with us and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,200,000) is a direct grant allocated to us for manufacturing cost and others, and we also expect to have direct benefit from cost savings resulting from grant amounts allocated to the other consortium members.

In July 2016, we announced our intent to conduct a Phase III trial assessing our PLX-PAD cells in recovery following surgery for femoral neck fracture in the United States and Europe. In addition, the European Medicines Agency, or EMA, confirmed that this indication would also be eligible for the Adaptive Pathways project.

 In December 2016, we announced that we signed a binding term sheet with Sosei Corporate Venture Capital Ltd., or Sosei CVC, for the establishment of a new Japanese corporation, or NewCo, for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan for CLI.  The parties plan to establish NewCo in Japan, in which we will own 35% of the equity in return for our contribution of a perpetual license to commercialize PLX-PAD for CLI in Japan. All proprietary rights related to PLX-PAD will be exclusively owned by us. Sosei CVC’s investment fund, Sosei RMF1, together with additional Japanese investors, will raise and invest approximately $11 million, equivalent to approximately ¥1.3 billion, in return for ownership of 65% of NewCo. The parties have agreed to extend the deadline to enter into a definitive agreement by December 31, 2017. In December 2015, we reached an agreement with Japan’s Pharmaceuticals and Medical Devices Agency on the design of the final trial needed to apply for conditional approval of PLX-PAD cells in the treatment of CLI. The approval of the protocol for the 75-patient trial was part of a larger agreement on the development of PLX-PAD via Japan’s new accelerated regulatory pathway for regenerative medicine.

In May 2017, we announced promising results of our non-human primates, or NHPs, pilot study for PLX-R18 as a treatment for ARS. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as level of bone marrow function, which is affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help inform a pivotal study designed to meet the requirements for a Biologics License Application (BLA) submission under the FDA’s Animal Rule regulatory pathway. In December 2015, we also signed a Memorandum of Understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. In August 2017, we announced that a pilot study of our PLX-R18 cell therapy will be initiated by the U.S. Department of Defense’s  Armed Forces Radiobiology Research Institute , part of the Uniformed Services University of Health Sciences. The study will examine the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation.

On January 12, 2017, we announced that we had completed enrollment of all 172 patients in the randomized, double blind, placebo controlled, multinational Phase II intermittent claudication (IC) clinical trial. We anticipate data readout in first half of 2018.

The FDA cleared our Investigational New Drug, or IND, application to begin a Phase I trial of PLX-R18 cells to treat incomplete hematopoietic recovery following HCT. We initiated the trial in fiscal year 2017.

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

Product Candidates

Our primary objective is to be the leading provider of allogeneic placenta based cell therapy products that are true off-the-shelf products that do not require any matching or additional manipulation prior to administration. From the physician’s and patient’s perspective, our PLX products are comparable to any other product delivered in a vial. Our PLX products are administered using a standard needle and syringe. Our PLX products are in clinical stage development for multiple indications.

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

 In December 2016, we announced that we signed a binding term sheet with Sosei CVC for the establishment of NewCo for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan for CLI. The parties have agreed to extend the deadline to enter into a definitive agreement to December 31, 2017.

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – We are investigating the use of PLX-PAD cells for the treatment of various stages of peripheral arterial disease, from early stage IC to advanced CLI.

We have completed two Phase I safety/dose-escalating clinical trials for CLI, one in the United States and one in Germany. These CLI trials demonstrated that no blood type or human leukocyte antigen matching is required, and that the administration of PLX-PAD cells is safe, even if two doses are administered to a patient on two different occasions. In addition, PLX-PAD cells are potentially effective in reducing the frequency of amputations in CLI patients. Generally, the FDA and the EMA require the primary endpoint for pivotal CLI clinical trials to be Amputation Free Survival, or AFS, at one year. The pooled data from the two studies we conducted suggest an AFS rate at one year of 86% in PLX-treated patients versus an AFS ranging between 48% to 66% in patients from placebo arms in other CLI trials.

Following our promising results from Phase I trials in CLI, a large, international, double-blind, randomized, placebo-controlled, 4-arm Phase II trial was initiated in the United States, Germany, Israel and South Korea, to assess the safety and efficacy of PLX-PAD in  patients suffering from IC. Similar to the Phase I studies in CLI, PLX-PAD cells were administered intramuscularly into the patient’s affected leg. The primary efficacy endpoint for the study is the patient’s maximal walking distance on a treadmill. The initial sample size was 150 and we expanded the IC trial to enroll an additional 20 patients to be randomized in order to preserve the study’s original design to administer two injections to each of 150 patients.

In April 2015, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, approved our large-scale manufacturing methods and quality for PLX-PAD cells for use in clinical trials. This approval is an important milestone for initiation of a Phase I/II study in CLI in Japan. We plan to submit an application for conditional, time-limited approval for marketing of PLX-PAD for treatment of CLI through Japan’s Accelerated Pathway for Regenerative Medicine. The new regulatory pathway could potentially significantly reduce time to market for cell therapies such as PLX-PAD cells. Two additional consultation meetings with PMDA were held at the end of July 2015 to discuss the safety of PLX-PAD and the design of a proposed study in CLI patients to be conducted in Japan. In August 2015, the PMDA granted safety clearance to PLX-PAD cells for use in clinical trials in Japan, and in December 2015 we received clearance for the clinical protocol and agreed with the PMDA on the terms for conditional marketing approval.  As a next step, we plan to submit a clinical trial notification to the PMDA to enable the initiation of the planned Phase I/II study of PLX-PAD in CLI following the expected establishment of a new Japanese corporation with Sosei CVC.

Additionally, in May 2015, the PLX-PAD clinical development program was selected for the EMA’s Adaptive Pathways pilot project and one of very few companies that successfully passed through the different stages of the project. The goal of the project is to improve timely access for patients to new medicines. It allows for early marketing authorization of a therapy in a restricted patient population, followed by additional assessments and the possibility of later approval for use in broader patient populations. Our first indication to be developed through this new regulatory approach is CLI. It is estimated that there are 500 to 1,000 new cases of CLI per a one million population per year in the United States and Europe, and the prevalence is expected to increase significantly in the coming decades due to an expected increase in diabetic patients and aging population. CLI therefore represents a major commercial opportunity. Acceptance of our cells for the treatment of CLI into the Adaptive Pathways could significantly curtail the time and investment needed to bring this product to market. Pluristem has conducted a parallel scientific advice with EMA and European health technology assessment bodies in March 2016, under the Adaptive Pathways project, in order to discuss the clinical development plan in CLI. We obtained clearance for a Phase III study from the FDA in the United States, as well as regulatory authorities in Europe including the United Kingdom, Germany and Austria. We have initiated the study and we are expecting to include more countries in Europe later this year.

Orthopedic Diseases – A Phase I/II, randomized, double-blind, placebo‑controlled study to assess the safety and efficacy of intramuscular injections of allogeneic PLX‑PAD cells for the regeneration of injured gluteal musculature after total hip replacement has been conducted in Germany under the approval of PEI. In this study, PLX-PAD cells or placebo were injected into the traumatized gluteal muscle during total hip replacement surgery. In July 2013, we announced that enrollment for this clinical trial was completed. In January 2014, we announced that the study met its primary efficacy endpoint, namely the change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement. Patients treated with PLX-PAD had a significantly greater improvement of maximal voluntary muscle contraction force than the placebo group (p=0.0067). The one-year safety follow-up of all the patients was completed at the beginning of July 2014. The study was concluded with two year safety follow up in July 2015. At two years of follow-up no case of new cancer was reported.

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

Recovery following Hematopoietic cell transplantation ("HCT") – In March 2015, we reported positive data from three independent preclinical studies of PLX-R18. Results from these trials, as well as those from nineteen prior studies conducted by the NIAID, Case Western University, Cleveland, Ohio, and Hadassah Medical Center, Jerusalem, Israel, collectively suggest that PLX-R18 is safe and may significantly improve outcomes after bone marrow failure and/or support hematopoietic cell transplantation. Data collected on the mechanism of action show that PLX-R18 acts by enhancing production of platelets and white and red blood cells in cases of severely damaged bone marrow, and may also accelerate engraftment of transplanted hematopoietic cells. With these capabilities, PLX-R18 could potentially treat a broad range of indications related to bone marrow function which, taken together, constitute a substantial global market.

In January 2016, the FDA cleared our IND application to begin its Phase I trial of PLX-R18 cells to treat incomplete hematopoietic recovery following HCT. We initiated the Phase I study in the United States in fiscal year 2017.

ARS – We have conducted several in-vivo studies for the evaluation of PLX-R18 for the treatment of ARS, in cooperation with the NIAID.

NIH funded and conducted a pilot study in large animals to evaluate the therapeutic effect of PLX-R18 on hematological aspects of ARS. Results showed improved survival of PLX-R18 treated animals compared to control, placebo treated animals. We plan to continue the discussions with the different government agencies with the goal of receiving their support for pivotal studies in large animals as well as conducting the safety studies required in order to file BLA for this indication. In August 2017, we announced that a pilot study of our PLX-R18 cell therapy will be initiated by the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences . The study will examine the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Japan’s PMDA, Germany’s PEI as well as other European national competent authorities and the Israeli Minister of Health, or MOH, and we are also working with the Ministry of Food and Drug Safety, or MFDS, of South Korea authority via our collaborator CHA.

The Adaptive Pathways pilot project is part of the EMA’s efforts to improve timely access for patients to new therapies. It targets treatments with the potential to heal serious conditions with an unmet medical need, and may reduce the time to a medicine's approval or to its reimbursement for targeted patient groups. The pilot is open to clinical programs in early stages of development only. After a therapy is selected for the program, the Adaptive Pathways Discussion Group provides detailed guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications. We have applied early to this program and have been selected for it.

The Japanese PMDA, in the framework of regulations for regenerative therapy effective in November 2014, promotes expedited approval for regenerative therapies that are being developed for seriously debilitating or life-threatening indications for which there is a high unmet medical need. We are developing CLI in Japan under this program.

The U.S. 21st Century Cures Act offers an opportunity for regenerative medicine products, like PLX cells, to bypass the time consuming hurdles on the way to meet patient needs. The Regenerative Medicine Advanced Therapy designation provided by the FDA enables regenerative cell therapies to access the FDA’s existing expedited programs to help foster the development and approval of these novel products. The FDA has pledged to develop a comprehensive and efficient science-based policy with the aim of accelerating the proper development processes to help bring innovative, scientifically proven regenerative cell therapies to patients more rapidly. We have not received such designation from the FDA yet.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 110 issued patents and more than 100 pending patent applications in the United States, Europe, China and Japan, as well as in additional countries worldwide, including Israel, countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent). In April 2016, the Subsidiary entered into a licensing agreement with TES Holdings Co., Ltd., a venture company derived from the University of Tokyo, to obtain a key patent in Japan to cover the treatment of ischemic diseases with placental cell therapy. This license is subject to future single low-digit royalties from sales of our product for treatment in the field of ischemic diseases in Japan, until expiry of the patent in 2023. This license follows the grant of two key patents to us by the Japanese Patent Office, which address three dimensional methods for expanding placental and adipose cells, and specified cell therapies produced from placental tissue using these methods. In February 2017, the Subsidiary signed an agreement with founders of a certain patent for a five year option to purchase the certain patent for an amount of 1 million Euro. The agreement includes yearly payments of 75,000, 75,000 and 100,000 Euros to be paid in February 2017, 2018 and 2019, respectively. In case we decide to purchase the certain patent, until January 15, 2019, 50% of the yearly payments will be deducted from the amount of 1 million Euro.  We are entitled to terminate the agreement for convenience upon providing the founders 30 days prior notice.

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

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents.  We also cannot be certain that we will not infringe on any patents that may be issued to others.  See "Risk Factors - We must further protect and develop our technology and products in order to become a profitable company".  The expiration dates of these patents, based on filing dates, range from 2020 to 2036. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the "Hatch-Waxman" Act, that permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval.  The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS PCT/US2000/02688		United States, Japan, Europe, Mexico, Australia, South Africa, Israel, Russia, New Zealand, India, China, Hong Kong, Canada	February 4, 2020
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	United States, Europe, Israel, China, Hong Kong, Canada, Brazil	Japan, Europe, Israel, Singapore, Russia, South Africa, Australia, India, Korea, Mexico, Hong Kong, China	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Europe, Israel, China, Hong Kong, Brazil, Russia, Japan	United States, Europe, Singapore, Australia, Hong Kong, South Africa India, Mexico, Japan, Korea, Canada, China, Israel	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527	United States, Brazil, Israel	United States, Israel, Russia, South Africa	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844	United States	Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846	United States, India, Hong Kong, China, Brazil	United States, Russia, Australia, South Africa, Mexico, Europe, Canada, Singapore, Hong Kong	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States	Israel, Europe, Hong Kong	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, Canada, China, Europe, Israel, India	United States, Europe, China, Australia, New Zealand, South Africa, Hong-Kong, Mexico	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	United States, Canada, China, Europe, Hong Kong, Israel, India, Korea, Mexico, Singapore	United States, Australia, South Africa	April 15, 2032

METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States, Europe, Hong Kong, Israel, Korea, Japan	Japan	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730	United States	Europe, Israel, Hong Kong	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114	United States, Israel		February 20, 2034
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184	Europe, China, Brazil, India, Mexico	United States, Europe, Canada, China, Europe, Israel, Japan, Singapore, Australia, Hong Kong, Korea, Russia,	August 31, 2033
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186	United States, Europe, China, Japan, Korea, Canada, Israel, Singapore, Australia, Hong Kong	South Africa	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	United States, Europe, China, Japan, Korea, Canada, Brazil, Israel, India, Russia, Singapore, Hong Kong	Australia	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559	United States, Europe, Israel, Taiwan		March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763	United States, Israel		December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	Patent Cooperation Treaty, Israel		March 21, 2036
DRUG CONTAINING HUMAN PLACENTA-ORIGIN MESENCHYMAL CELLS AND PROCESS FOR PRODUCING VEGF USING THE CELLS JP20030579842		Japan	March 28, 2023

Research and Development

Our research and development expenses were $24,001,000, $22,856,000 and $23,416,000 in fiscal years 2017, 2016 and 2015, respectively, before deducting the participation by the Israel Innovation Authority, or IIA (previously the Office of the Chief Scientist), participation by the European Union research and development consortium under the European Union's Horizon 2020 program and grants by other third parties.

Foundational Research

Our initial technology, the PluriX™ Bioreactor system, was invented at the Technion - Israel Institute of Technology's Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology has been further significantly developed by our research and development teams over the ensuing years.

Ongoing Research and Development Plans

In July 2007, we entered into a five-year collaborative research agreement with the Berlin-Brandenburg Center for Regenerative Therapies at Charité - University Medicine Berlin, or Charité. In August 2012, we extended our collaborative research agreement with Charité for a period of five years through 2017. In June 2017, we extended our collaborative research agreement with Charité for a period of additional five 5 years, through June 2022.  We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. Charité will receive between 1% to 2% royalties from new developments that have been achieved during the joint development.

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

We have used the services of Hadassah to conduct pre-clinical trials from 2011 through 2013, mainly in the field of radiation-induced hematopoietic failure. From time to time, we perform additional studies with Hadassah furthering our understanding of the mechanism of action of the PLX-R18 product. We have no current or ongoing obligations to Hadassah.

We have performed proof of concept studies from April 2015 to December 2016 in conjunction with the Israeli Duchenne Association, or ADI, to assess the utility of PLX-PAD in alleviating symptoms of Duchenne muscular dystrophy.

We signed an MOU for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop Pluristem's PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. The collaboration will proceed alongside research supported by the NIH, which is studying PLX-R18 as a potential treatment for the hematologic component of ARS. The MOU for a collaboration with Fukushima will be renewed automatically on a yearly basis. Each party is entitled to terminate the agreement for convenience upon providing the other party 30 days prior notice.

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

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing. Our state-of-the-art GMP grade manufacturing facility in Haifa has been in use since February 2013 for the main purpose of clinical grade, large-scale manufacturing. The facility’s new automated manufacturing process and products were approved for production of PLX-PAD for clinical use by the FDA, EMA, Korean MFDS, PMDA and the Israeli MOH. Our second product, PLX R18, was cleared by the FDA and the Israeli Ministry of Health for clinical use. Furthermore, the site was inspected and approved by an EU qualified person (European accreditation body), approving that the site and production processes meet the current GMP for the purpose of manufacturing clinical grade products.  Following the clinical approval of the facility, we are moving forward with our planned clinical trials based on cells manufactured in the new, efficient and improved manufacturing processes.

We obtain the human placentas used for our research and manufacturing activities from various hospitals in Israel after receiving a written informed consent by the mother and pathogen clearance. Any medical waste related to the use of placentas is treated in compliance with local environmental laws and standards.

Government Regulation

The development, manufacturing, and marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States and the European Union as well as other countries in which our products will be marketed in the future like Japan, Israel and South Korea. In addition, the manufacturing conditions are specifically inspected by the Israeli Ministry of Health.

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

•
Submission of BLA with a proof of efficacy that is based only on animal studies, where human efficacy studies cannot be conducted because the conduct of such trials is unethical and field trials after an accidental or deliberate exposure are not feasible.

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

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products.This European Union regulation requires:

•
Filing a Clinical Trial Application via a centralized procedure, which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

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

In April 2015, the EMA designated PLX-PAD as a tissue-engineered product.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators to minimize risks. The sponsor of a clinical trial is required to submit an annual safety report to the relevant regulatory agencies, in which serious adverse events must be reported, and also to submit in an expedited manner any individual serious adverse events that are suspected to be related to the tested drug. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical study based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

Employees

We presently employ a total of 175 full-time employees and 8 part-time employees, of whom 151 full-time employees and 7 part-time employees are engaged in research, manufacturing and clinical trials.

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

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia such as Athersys, Inc., Capricor Therapeutics, Inc., Celgene Corporation, Tigenix NV, SanBio Inc., Healios K.K., Cytori Therapeutics, Cesca. and Mesoblast LTD. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies, and the efficacy of our products.  Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executives, scientific and clinical development personnel, to identify and develop viable cellular therapeutic candidates, and exploit these products commercially. Given the magnitude of the potential opportunity for cell therapy, we expect competition in this area to intensify.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities into the first quarter of the Company's fiscal year 2019. As of June 30, 2017, we had cash and cash equivalents, short-term bank deposits and marketable securities of $26.1 million. We need to raise additional funds by the first quarter of the Company's fiscal year 2019 in order to continue to fund our operations, and we cannot provide any assurance that we will be successful in doing so.  Our independent registered public accounting firm, Kost Forer, Gabbay & Kassierer, a Member of Ernst & Young Global, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended June 30, 2017, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

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

So far, the products we are developing have completed only one Phase I/II clinical trial of Gluteal Musculature rehabilitation after total hip arthroplasty (efficacy, ongoing for safety) and two Phase I clinical trials for CLI.  We completed the enrollment in the Phase II clinical trial in IC. Data readout are expected in the first half of 2018. Our early stage cell therapy product candidates may fail to perform as we expect. Moreover, even if our cell therapy product candidates successfully perform as expected, in later stages of development they may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing.  We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

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

To obtain marketing approvals in the United States and Europe for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA, the EMA and the PMDA that the cell therapy product candidates is safe and effective for each disease for which we seek approval.  So far, we have successfully conducted Phase I/II and Phase I clinical trials for our PLX-PAD product. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA, the EMA or the PMDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, the EMA or the PMDA could stop our trials before completion.

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

If our processing and storage facility, our clinical manufacturing facilities or the equipment in such facilities were to be damaged or destroyed, the loss of some or all of the stored units of our cell therapy drug candidates would force us to delay or halt our clinical trial processes.  We have one clinical manufacturing facilities located in Haifa, Israel. If these facilities or the equipment in them are significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity.

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

Our manufacturing process, controls, equipment and quality system for PLX-PAD have received approval from the FDA, EMA, Germany’s PEI, the Korean MFDS and the PMDA. However, the clinical manufacturing process is complex and we have no experience in manufacturing our product candidates at a commercial level. There can be no guarantee that we will be able to successfully develop and manufacture our product candidates in a manner that is cost-effective or commercially viable, or that our development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.  In addition, if we fail to maintain regulatory approvals for our manufacturing facilities, we may suffer delays in our ability to manufacture our product candidates.  This may result in a material adverse effect on our business.

Because we received grants from the IIA we are subject to on-going restrictions.

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

Our success depends to a significant extent on the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our Co-CEO and Chairman, and Yaky Yanay, our Co-CEO and President.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.  In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.  We do not maintain key person insurance on the lives of any of our officers or employees.

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

Our success will also depend in part on our ability to develop our technology and commercialize cell therapy products without infringing the proprietary rights of others.  We have not conducted full freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products.  If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions.  In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products.  There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms.  Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations.  If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful.  Such proceedings are typically protracted with no certainty of success.  An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization our potential cell therapy products.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro, because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities. During 2017, we entered into forward contracts and other derivative instruments to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses and costs of operations denominated in NIS.

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

Our assets include a significant component of cash and cash equivalents, bank deposits and marketable securities.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns.  We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2017.  Currently, we hold part of our current assets in bank deposits and part is invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors. In the future, should we determine that there is a decline in value of any of our marketable securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

Our marketable securities include our investment in CHA shares as part of the license agreement signed with CHA in June 2013; we may be exposed to fluctuations in the market values of the shares, as well as to fluctuations in the KRW exchange rate to U.S. dollar.

As part of the CHA Agreement, in June 2013 the parties invested in each other’s equity. As of June 30, 2017, we held 400,368 CHA shares valued at $4.4 million. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S. dollar.

Although our internal control over financial reporting was considered effective as of June 30, 2017, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal 2017 concluded that our internal control over financial reporting was effective.  In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal 2017.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Although we have entered into a term sheet with Sosei Corporate Venture Capital Ltd. there can be no assurance that a definitive agreement will be signed or that such proposed joint venture will be formed.

We have signed a binding term sheet with Sosei CVC for the establishment of for the establishment of a new Japanese corporation, or NewCo, for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan. The parties have agreed to extend the deadline to enter into a definitive agreement by December 31, 2017. While the parties have executed a term sheet and we believe such definitive agreements will be finalized in the coming months, there is no guarantee that we will be successful in executing agreements by then. It is possible that the definitive agreements will not be executed, or that they may be executed on terms and conditions that are materially different than those set forth in the term sheet. There can be no assurance that we will execute the definitive agreements or that the proposed joint venture with Sosei CVC will be completed.

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

We have limited experience in conducting Phase III trials. If we fail in the conduct of such trials, our business will be materially harmed.

Even though we conducted Phase I and Phase II trials and we are currently conducting Phase III for our PLX-PAD product, and Phase I for our PLX-R18 product, and have recruited employees who are experienced in managing and conducting clinical trials, we have limited experience in this area.  We will need to expand our experience and rely on consultants in order to obtain regulatory approvals for our therapeutic product candidates.  The failure to successfully conduct clinical trials could materially harm our business.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our monthly rent payment for these leased facilities as of July 2017 was 258,000 NIS (approximately $68,500), excluding MTM - Scientific Industries Center Haifa, Ltd., or MTM, participation as described at Item 7. For the fiscal year ended June 30, 2017, we recognized an expense of $783,000, net, for rent of Building No. 5, which was offset by MATAM participation of $239,000 due to renovations made in Building No. 5. In June 2017, we terminated our operating lease agreement for a facility that is located at MTM, Building No. 20, Haifa, Israel, where we occupied a facility of approximately 1,280 square meters.

We believe that the current space we have is adequate to meet our current and near future needs.

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

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2016
September 30, 2015	$2.54	$1.80
December 31, 2015	$1.86	$0.98
March 31, 2016	$1.72	$0.71
June 30, 2016	$1.85	$1.20
Fiscal Year Ended June 30, 2017
September 30, 2016	$1.85	$1.30
December 31, 2016	$1.65	$1.38
March 31, 2017	$1.64	$1.04
June 30, 2017	$1.59	$1.20

On August 31, 2017, the per share closing price of our common stock, as reported on NASDAQ website, was $1.20.  As of August 31, 2017, there were 112 holders of record, and 97,473,652 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8261, (800) 937-5449.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and to a peer group index (comprised of: Athersys, Inc.; Cytori Therapeutics, Inc.; Capricor Therapeutics, Inc. and Mesoblast, Ltd.) during the period from July 1, 2012 through June 30, 2017. The performance shown is not necessarily indicative of future price performance.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

In May 2017, we issued 57,586 shares of common stock to consultants for services rendered.

The above issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2017, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$-	$2,847	$379	$379	$679
Cost of revenues	-	100	13	11	20
Gross profit	-	2,747	366	368	659
Research and development expenses	24,001	22,856	23,416	24,938	19,906
R&D participation grants	2,909	3,276	4,243	5,396	2,673
Research and development expenses, net	21,092	19,580	19,173	19,542	17,233
General and administrative expenses	6,927	6,486	6,460	8,676	5,649
Operating loss	28,019	23,319	25,267	27,850	22,223
Financial income (expenses), net	205	73	590	918	1,068
Net loss for the period	$27,814	$23,246	$24,677	$26,932	$21,155
Basic and diluted net loss per share	$0.32	$0.29	$0.35	$0.42	$0.38

Weighted average number of shares used in computing basic and diluted net loss per share	87,426,208	79,547,989	70,284,337	63,514,405	55,481,357

Statements of Cash Flows Data:
Net cash used in operating activities	$21,611	$18,522	$20,605	$19,121	$16,887
Net cash provided by (used in) investing activities	4,298	1,312	21,537	1,983	(19,799)
Net cash provided by financing activities	15,797	807	17,201	12,624	36,304
Net increase (decrease) in cash	(1,516)	(16,403)	18,133	(4,514)	(382)
Cash and cash equivalents at beginning of year	6,223	22,626	4,493	9,007	9,389
Cash and cash equivalents at end of year	$4,707	$6,223	$22,626	$4,493	$9,007

Balance Sheet Data:
Cash, cash equivalents, short-term bank deposits, restricted cash and short-term deposits, and marketable securities	$26,665	$32,750	$53,119	$58,819	$54,213
Current assets	29,016	35,596	56,868	61,987	55,085
Long-term assets	8,518	10,345	11,287	12,036	13,231
Total assets	37,534	45,941	68,155	74,023	68,316
Current liabilities	5,414	5,775	6,183	7,397	5,921
Long-term liabilities	1,869	2,010	3,829	4,503	4,929
Stockholders’ equity	30,251	38,156	58,143	62,123	57,466

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are CLI, recovery after surgery for femoral neck fracture, and ARS. A pivotal, multinational clinical trial is currently being conducted with our PLX-PAD product candidate in CLI. In addition, pivotal, multinational clinical trials are planned for our PLX-PAD product candidate in femoral neck fractures. The National Institutes of Health’s, NIAID, recently completed a dose selection trial with PLX-R18 in the hematologic component of ARS and a pivotal study is planned under the FDA, animal rule once funding will be secured for this project. Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placentas at the time of full term healthy delivery. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the FDA’s current Good Manufacturing Practice requirements and has been approved by the European, Japanese and Israeli regulatory authorities for production of PLX-PAD for late stage trials and marketing. We expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We intend to shorten the time to commercialization of our product candidates, by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently. We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole. We are pursuing these accelerated pathways for PLX-PAD in CLI and femoral neck fracture. Our second product candidate, PLX R18, is under development in the United States for ARS via the Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity. PLX R18 is also under development in a Phase I trial in the United States for incomplete hematopoietic recovery following hematopoietic cell transplantation (HCT).

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016 AND YEAR ENDED JUNE 30, 2016 COMPARED TO YEAR ENDED JUNE 30, 2015.

 Revenues

We did not recognize revenues in fiscal year 2017, as compared to revenues of $2,847,000 and $379,000 for the fiscal years ended June 30, 2016 and 2015, respectively. All revenues in fiscal year 2016 and fiscal year 2015 were derived from a prior license agreement, or the United Agreement, with United Therapeutics Corporation, or United.

On December 8, 2015, we received a notice from United terminating the United Agreement, effective immediately. As we had no further obligations towards United, we recognized the remaining upfront payment received in August 2011 as revenues during the year ended June 30, 2016.

Cost of revenues

We did not recognize cost of revenues in fiscal 2017, as compared to cost of revenues of $100,000 for the fiscal year ended June 30, 2016. The reason for the decrease in cost of revenues was that we did not recognize any revenues for fiscal 2017 as compared to revenues of $2,847,000 for fiscal year 2016.

Cost of revenues increased from $13,000 for the year ended June 30, 2015 to $100,000 for the year ended June 30, 2016. This increase is related to the royalties we were obligated to pay to the IIA, which reflects 3.5% of the revenues derived from the United Agreement in fiscal 2016 and fiscal 2015.

Research and Development net

Research and development net costs (costs less participation and grants by the IIA, Horizon 2020 and other parties) for the year ended June 30, 2017 increased by 8% to $21,092,000 from $19,580,000 for the year ended June 30, 2016. This increase is attributed to a lower participation of the IIA in fiscal 2017 compared to fiscal 2016 ($2,900,000 was approved in calendar year 2015 compared to $3,300,000 that was approved in calendar year 2016 and $1,500,000 that was approved in calendar year 2017), an increase in payments to consultants and subcontractors related to clinical studies such as our CLI and HCT studies, an increase in stock-based compensation expenses due to an increased number of RSUs granted under our 2016 Equity Compensation Plan, or the 2016 Plan, and an increase in market value of our common stock on the day of the grant. The increase was offset by participation from the European Union with respect to the Horizon 2020 grant for CLI commencing in calendar year 2017 and a decrease in materials consumption.

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

 General and Administrative

General and administrative expenses increased by 7% from $6,486,000 for the year ended June 30, 2016 to $6,927,000 for the year ended June 30, 2017. This increase is attributed to an increase in corporate activities expenses and an increase in payroll expenses due to differences in exchange rates as well as an increase in the number of employees.

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

Financial Income, net

Financial income increased from $73,000 for the year ended June 30, 2016 to $205,000 for the year ended June 30, 2017. This increase is mainly attributable to income from exchange rates in the year ended June 30, 2017  as compared to expense from exchange rates in the year ended June 30, 2016, since through the year ended June 30, 2017, there was a decrease of 9% in the value of the U.S. dollar against the NIS, compared to an increase of 2% in the value of the U.S. dollar against the NIS through the year ended June 30, 2016, as well as income resulting from the changes in the fair value of our hedging instruments, which is related to the strength of the U.S. dollar against the NIS in the year ended June 30, 2017 as compared to an expense in the year ended June 30, 2016, offset by an expense of $767,000 related to our marketable securities resulting from other-than-temporary impairment loss recognized in the year ended June 30, 2017.

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

Net Loss

Net loss for the year ended June 30, 2017 was $27,814,000 as compared to a net loss of $23,246,000 for the year ended June 30, 2016. The reasons for the increase in net loss were mainly due to revenues of $2,847,000 in fiscal year 2016 compared to no revenues in fiscal year 2017 and other-than-temporary impairment loss of $38,000 in fiscal year 2016 compared to $767,000 in fiscal year 2017, as well as for the reasons mention above. Net loss per share for the year ended June 30, 2017 was $0.32, as compared to $0.29 for the year ended June 30, 2016.  The net loss per share increased as a result of an increase in our net loss offset by an increase in our weighted average number of shares due to the issuance of additional shares during fiscal 2017.

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

Liquidity and Capital Resources

As of June 30, 2017, our total current assets were $29,016,000 and our total current liabilities were $5,414,000. On June 30, 2017, we had a working capital surplus of $23,602,000 and an accumulated deficit of $189,571,000.

As of June 30, 2016, our total current assets were $35,596,000 and our total current liabilities were $5,775,000. On June 30, 2016, we had a working capital surplus of $29,821,000 and an accumulated deficit of $161,757,000.

Our cash and cash equivalents as of June 30, 2017 amounted to $4,707,000.  This is a decrease of $1,516,000 from the $6,223,000 reported as of June 30, 2016. Cash balances decreased in the year ended June 30, 2017 for the reasons presented below:

Operating activities used cash of $21,611,000 in the year ended June 30, 2017. Cash used by operating activities in the year ended June 30, 2017 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by an IIA and Horizon 2020 grants.

Investing activities provided cash of $4,298,000 in the year ended June 30, 2017. The investing activities consisted primarily of proceeds of $5,937,000 from the sale and redemption of marketable securities and redemption of short term deposits of $2,316,000, offset by investing $3,607,000 in marketable securities and the purchase of property and equipment for $378,000.

Financing activities generated cash in the amount of $15,797,000 during the year ended June 30, 2017. The financing activities are primarily attributable to net proceeds of $15,718,000 from issuing shares of our common stock in the underwritten public offering we closed in January 2017, proceeds related to grant received from the Israel-United States Binational Industrial Research and Development Foundation and exercises of options by employees.

In July 2017, we entered into an At Market Sales Agreement, or the ATM Agreement, with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80 million through any of the Agents. We are not obligated to make any sales of common stock under the ATM Agreement. As of September 5, we sold 455,731 shares of common stock at an average price of $1.2 per share.

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

During the years that ended June 30, 2017, 2016 and 2015, we received cash of approximately $3,258,000, $2,526,000 and $4,405,000, respectively, from the IIA towards our research and development expenses.

According to the IIA grant terms, we are required to pay royalties at a rate of 3%-4% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the year ended June 30, 2017, no royalties were paid to the IIA. The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

Our CLI program participates in a European Union research and development consortium under the Horizon 2020 program. During the year ended June 30, 2017, an amount of approximately $965,000 was received from the Horizon 2020 program, of which $871,000 were recognized as participation in R&D participation grants. The remaining amount of $94 is presented in “Other accounts payable” as of June, 30, 2017.

In February 2013, MTM, our landlord, participated by contributing an amount of NIS 2,990,000 (approximately $816,000) toward the cost of constructing our new facility.

In accordance with the CHA Agreement, in December 2013, we issued to CHA 2,500,000 shares of our common stock in consideration for the issuance to us of 1,011,504 common shares of CHA, which reflected total consideration of approximately $10,414,000 to each of us and CHA. Each of us and CHA agreed not to sell the other party's shares for at least one year. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the shares issued.

During March 2015, we sold a portion of the CHA shares received in December 2013, resulting in net proceeds of $5,717,000. The net gain was $282,000 and was presented as “Financial income, net” in fiscal 2015.

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with ASC 320, “Investments - Debt and Equity Securities”. The fair value of the remaining investment as of June 30, 2017 is $4,358,000.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use options and forward contracts in order to hedge our exposures to NIS.

Outlook

We have accumulated a deficit of $189,571,000 since our inception in May 2001. We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.

We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

As of June 30, 2017, our cash position (cash and cash equivalents, short-term bank deposits and marketable securities) totaled approximately $26,106,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) entering into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to our management’s estimates, liquidity resources as of June 30, 2017 will be sufficient to maintain our operations into the first quarter of fiscal year 2019. Our inability to raise funds to carry out our business plan will have a severe negative impact on its ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern.

The IIA has supported our activity in the past twelve years. Our last program, for the twelfth year, was approved by the IIA in 2017 and relates to an approximately $1,500,000 grant. The grant will be used to cover research and development expenses for the period January 1, 2017 to December 31, 2017.

In June 2015, we were awarded a “Smart Money” grant of approximately $117,559 from Israel’s Ministry of Economy. The program’s aim is to assist companies to extend their activities in international markets. The Israeli government granted us budget resources that we intend to use to advance our product candidate towards marketing in Japan and for regulatory activities there. We will also receive assistance from Israel’s trade attachés stationed in Japan, and from experts appointed especially by the "Smart Money" program.

In July 2017, we were awarded an additional “Smart Money” grant of approximately $229,000 from Israel’s Ministry of Economy. The Israeli government granted us budget resources that we intend to use to advance our product candidate towards marketing in China-Hong Kong markets. We will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program.

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,700,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,200,000) is a direct grant allocated to us, and the Company also expects to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

On September 5, 2017, we announced that our Phase III study of PLX-PAD cells to support recovery following surgery for femoral neck fracture was awarded a Euro 7,400,000 (approximately $8,700,000) non-dilutive grant from the Horizon 2020 program. Final approval of the grant is subject to the finalization of the consortium and Horizon 2020 grant agreements.

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

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In Fiscal 2017, we recorded stock-based compensation expenses related to options, restricted stock and restricted stock units in the amount of $3,662,000.

In accordance with ASC 718, "Compensation-Stock Compensation", or ASC 718, restricted shares units to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2017 and 2016 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 7% for the shares granted to employees and 0% for the shares granted to our directors, Co-CEOs and non-employees consultants.

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

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we recognized an impairment charge of $767,000 on outstanding securities during the year ended June 30, 2017.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2015 through 2017 (in thousands of dollars):

	Year ended June 30,
	2017	2016	2015
Clinical trials expenses	$4,461	$3,048	$2,540
Consultants and subcontractor expenses	1,485	1,734	2,863
Payroll and related expenses	8,341	7,945	7,785
Materials expenses	3,145	3,799	3,835
Stock based compensation expenses	1,584	1,021	1,601
Depreciation expenses	2,029	2,006	1,942
Rent and maintenance expenses	1,567	1,515	1,610
Patent expenses	461	640	650
Other R&D expenses	928	1,148	590
Total expenses	24,001	22,856	23,416
Less: R&D participation grants	(2,909)	(3,276)	(4,243)
Research and Development Expenses, Net	$21,092	$19,580	$19,173

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing 75% of the total operating expenses for each of our fiscal years 2015, 2016 and 2017. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2017, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,462,000	$1,109,000	$2,901,000	$452,000
Accrued Severance Pay, net	$136,000				$136,000
Total	$4,598,000	$1,109,000	$2,901,000	$452,000	$136,000

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of June 30, 2017, we had $4.7 million in cash and cash equivalents, $6.8 million in short-term bank deposits and restricted deposits and $15.2 million in marketable securities.

We adhere to an investment policy set by our investment committee, which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets should be invested in government bonds and a combination of corporate bonds and relatively low risk stocks.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and forward contracts in order to hedge our exposures to currencies other than the U.S. dollar.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants’ fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2017, we own net financial balances in NIS of approximately $1,702,000. Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate gain of approximately $155,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate loss of approximately $189,000, in both cases excluding the effect of our hedging transactions (as described below).

 The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2015	2016	2017
Average rate for period	3.788	3.862	3.741
Rate at period-end	3.769	3.846	3.496

We use currency transactions of forwards and options to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

As of June 30, 2017, we own 400,368 common shares of CHA, which are presented in our financial statements as marketable securities. The shares are listed on the KOSDAQ and the shares' price is denominated in KRW. We are exposed to changes in the market price of CHA shares, as well as to exchange rates fluctuations in the KRW currency compared to the U.S dollar. In February 2014, we entered into a forward contract with a notional principal of $11 million, to hedge against the foreign currency risk between the KRW and the U.S. dollar. The forward contract expired on December 26, 2014, resulting in a net gain of $59,000.

For the year ended June 30, 2017, our net gain from hedging transactions that are non-designated and consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS was $265,000.

Item 8.    Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firm, dated September 7, 2017.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017

 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has recurring losses from operations and has limited liquidity resources that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 7, 2017, expressed an unqualified opinion thereon.

Haifa, Israel September 7, 2017	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

We have audited Pluristem Therapeutics Inc. and its subsidiary internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Pluristem Therapeutics Inc. and its subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of  internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pluristem Therapeutics Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2017, and our report dated September 7, 2017, expressed an unqualified opinion thereon that included an explanatory paragraph about Pluristem Therapeutics Inc. and its subsidiary’s ability to continue as a going concern.

Haifa, Israel September 7, 2017	/s/ Kost Forer Gabbay & Kasierer Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2017	2016
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,707	$6,223
Short-term bank deposits		6,235	8,570
Restricted cash and short-term bank deposits	2f	559	542
Marketable securities	3	15,164	17,415
Accounts receivable from the Israeli Innovation Authority (“IIA”)		1,036	2,228
Other current assets	5	1,315	618
Total current assets		29,016	35,596

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	403	363
Severance pay fund		804	766
Property and equipment, net	6	7,277	9,216
Other long-term assets		34	-
Total long-term assets		8,518	10,345

Total assets		$37,534	$45,941

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,966	$2,705
Accrued expenses		1,465	1,369
Other accounts payable	7,2n	1,983	1,701
Total current liabilities		5,414	5,775

LONG-TERM LIABILITIES

Accrued severance pay		940	910
Other long-term liabilities	2n	929	1,100
Total long-term liabilities		1,869	2,010

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 96,938,789 shares as of June 30, 2017; 80,268,999 shares as of June 30, 2016		1	1
Additional paid-in capital		217,822	198,432
Accumulated deficit		(189,571)	(161,757)
Other comprehensive income		1,999	1,480
Total stockholders’ equity		30,251	38,156

Total liabilities and stockholders’ equity		$37,534	$45,941

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2017	2016	2015

Revenues	1c, 2i	-	$2,847	$379
Cost of revenues		-	(100)	(13)
Gross profit		-	2,747	366
Research and development expenses		(24,001)	(22,856)	(23,416)
Less R&D participation grants		2,909	3,276	4,243
Research and development expenses, net		(21,092)	(19,580)	(19,173)
General and administrative expenses		(6,927)	(6,486)	(6,460)

Operating loss		(28,019)	(23,319)	(25,267)

Financial income, net	10	205	73	590

Net loss for the period		$(27,814)	$(23,246)	$(24,677)

Loss per share:
Basic and diluted net loss per share		$(0.32)	$(0.29)	$(0.35)

Weighted average number of shares used in computing basic and diluted net loss per share		87,426,208	79,547,989	70,284,337

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands

	Year ended June 30,
	2017	2016	2015

Net loss	$(27,814)	$(23,246)	$(24,677)
Other comprehensive income (loss), net:
Unrealized gain on derivative instruments	-	-	285
Unrealized gain (loss) on available-for-sale marketable securities, net	924	(1,071)	(1,132)
Reclassification adjustment of derivative instruments losses realized in net loss, net	-	(46)	(262)
Reclassification adjustment of available-for-sale marketable securities gains (losses) realized in net loss, net	(405)	457	290
Other comprehensive income (loss)	519	(660)	(819)
Total comprehensive loss	$(27,295)	$(23,906)	$(25,496)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount			Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2014	68,601,452	$	(*	)	$172,998	-	$2,959	$(113,834)	$62,123
Issuance of common stock and warrants related to June 2015 offering, net of issuance costs of $1,200 (Note 9c)	6,800,000		1		15,799	-	-	-	15,800
Exercise of options by employees and non-employee consultants	39,000		(*	)	11	-	-	-	11
Exercise of warrants by investors and finders	1,134,043		(*	)	276	-	-	-	276
Stock based compensation to employees, directors and non-employee consultants	1,397,406		(*	)	4,052	-	-	-	4,052
Issuance of common stock in a private placement (Note 9b)	700,000		(*	)	1,904	(790)	-	-	1,114
Stock based compensation to contractor (Note 9d)	100,004		(*	)	263	-	-	-	263
Other comprehensive loss, net	-		-		-	-	(819)	-	(819)
Net loss	-		-		-	-	-	(24,677)	(24,677)
Balance as of June 30, 2015	78,771,905		$1		$195,303	$(790)	$2,140	$(138,511)	$58,143

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	78,771,905	$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
Exercise of options by employees and non-employee consultants	28,000	(*	)	17	-	-	-	17
Stock-based compensation to employees, directors and non-employee consultants	1,379,094	(*	)	3,073	-	-	-	3,073
Proceeds related to issuance of common stock in a private placement (Note 9b)	-	-		-	790	-	-	790
Stock-based compensation to contractor (Note 9d)	90,000	(*	)	39	-	-	-	39
Other comprehensive loss, net	-	-		-	-	(660)	-	(660)
Net loss	-	-		-	-	-	(23,246)	(23,246)
Balance as of June 30, 2016	80,268,999	$1		$198,432	$-	$1,480	$(161,757)	$38,156

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	80,268,999	$1		$198,432	$1,480	$(161,757)	$38,156
Exercise of options by employees and non-employee consultants	17,900	(*	)	10	-	-	10
Stock-based compensation to employees, directors and non-employee consultants	2,570,257	(*	)	3,662	-	-	3,662
Issuance of common stock and warrants related to January 2017 offering, net of issuance costs of $1,532 (Note 9e)	14,081,633	(*	)	15,718	-	-	15,718
Other comprehensive income, net	-	-		-	519	-	519
Net loss	-	-		-	-	(27,814)	(27,814)
Balance as of June 30, 2017	96,938,789	$1		$217,822	$1,999	$(189,571)	$30,251

(*)  Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,814)	$(23,246)	$(24,677)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,177	2,150	2,074
Loss from sale of property and equipment, net	72	82	20
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	35	(114)	213
Loss (gain) from sale of investments of available-for-sale marketable securities	(362)	419	290
Other-than-temporary loss of available-for-sale marketable securities	767	38	-
Stock-based compensation to employees, directors and non-employees consultants	3,662	3,073	4,052

Decrease (increase) in Accounts receivable from the IIA	1,192	(537)	572
Decrease (increase) in other current assets and other long-term assets	(731)	1,395	(1,129)

Decrease in trade payables	(701)	(77)	(566)
Increase (decrease) in other accounts payable, accrued expenses, other long-term liabilities and other current liabilities	138	1,225	(949)
Decrease in deferred revenues	-	(2,847)	(379)
Decrease in advance payment from United	-	(93)	(154)
Increase (decrease) in interest receivable on short-term deposits	(24)	(25)	35
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(14)	(3)	54
Accrued severance pay, net	(8)	38	(61)
Net cash used in operating activities	$(21,611)	$(18,522)	$(20,605)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(378)	$(1,750)	$(831)
Proceeds from sale of property and equipment	30	28	19
Repayment of (investment in) short-term deposits	2,316	(849)	16,061
Repayment of (investment in) long-term deposits and restricted bank deposits	-	5	(78)
Proceeds from sale of available-for-sale marketable securities	5,527	6,999	10,635
Proceeds from redemption of available-for-sale marketable securities	410	1,094	634
Investment in available-for-sale marketable securities	(3,607)	(4,215)	(4,903)
Net cash provided by investing activities	$4,298	$1,312	$21,537

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock and warrants, net of issuance costs	$15,718	$790	$16,914
Proceeds in respect of BIRD liability	69	-	-
Exercise of warrants and options	10	17	287
Net cash provided by financing activities	$15,797	$807	$17,201

Increase (decrease) in cash and cash equivalents	(1,516)	(16,403)	18,133
Cash and cash equivalents at the beginning of the period	6,223	22,626	4,493
Cash and cash equivalents at the end of the period	$4,707	$6,223	$22,626

(a) Supplemental disclosure of cash flow activities:

Cash paid during the period for:
Taxes paid due to non-deductible expenses	$28	$66	$54

(b) Supplemental disclosure of non-cash activities:

Purchase of property and equipment on credit	$88	$126	$612
Share consideration to constructor	$-	$39	$263
Receivables on account of shares	$-	$-	$790

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

The Company’s shares of common stock are traded on the NASDAQ Capital Market under the symbol “PSTI” and on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has incurred an accumulated deficit of approximately $189,571 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2017, the Company’s total stockholders’ equity amounted to $30,251.

During the year ended June 30, 2017, the Company incurred operating losses of $27,814 and its negative cash flow from operating activities was $21,611. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of June 30, 2017, the Company’s cash position (cash and cash equivalents, short-term bank deposits and marketable securities) totaled approximately $26,106. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the European Union’s Horizon 2020 program (“Horizon 2020”) grant and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of June 30, 2017 will be sufficient to maintain the Company’s operations into the first quarter of the Company’s fiscal year 2019. The Company’s inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

c.	License Agreements:

United Therapeutics Corporation (“United”) Agreement

On June 19, 2011, the Company entered into an exclusive license agreement (the “United Agreement”) with United for the use of the Company’s PLX cells to develop and commercialize a cell-based product for the treatment of Pulmonary Hypertension (“PAH”). The United Agreement provided that United would receive exclusive worldwide license rights for the development and commercialization of the Company’s PLX cell-based product to treat PAH.

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

CHA Biotech Co. Ltd. (“CHA”) Agreement

On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA, for conducting clinical trials and commercialization of Pluristem’s PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia (“CLI”), and Intermediate Claudication (the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications, and the Company will continue to retain rights to its proprietary manufacturing technology and cell-related intellectual property.
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

The remaining investment in CHA shares is presented as “Marketable Securities” and classified as available-for-sale in accordance with Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities”. The fair value of the remaining investment in CHA’s shares as of June 30, 2017, is approximately $4,358.

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

Most of the Pluristem Therapeutics Inc. costs are denominated in United States dollars (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which Pluristem Therapeutics Inc. and its subsidiary operate. Thus, the dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC No. 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of Pluristem Therapeutics Inc. and it’s Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

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

f.	Restricted cash and short-term bank deposits

Short-term restricted bank deposits and restricted cash used to secure derivative and hedging transactions and the Company’s credit line. The restricted cash and short-term bank deposits are presented at cost which approximates market values including accrued interest.

g.	Long-term restricted bank deposits

Long-term restricted bank deposits with maturities of more than one year used to secure operating lease agreement are presented at cost which approximates market values including accrued interest.

h.	Investment in marketable securities

The Company accounts for its investments in marketable securities in accordance with ASC 320,“Investments – Debt and Equity Securities”. The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported at “Accumulated other comprehensive income (loss)” in the statement of changes in stockholders’ equity.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Realized gain and loss on sales of marketable securities are included in the Company’s “Financial income, net” and are derived using the specific identification basis for determining the cost of marketable securities sold. The amortized cost of available for sale debt marketable securities is adjusted for amortization of premiums and accretion of discount to maturity. Such amortization, together with coupon interest on available for sale marketable securities, is included in the “Financial income, net”.

The Company recognizes an impairment charge when a decline in the fair value of its available-for-sale marketable securities below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company’s cost basis, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. ASC 320-10-35, “Investments - Debt and Equity Securities”, requires another-than-temporary impairment for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors (provided that the Company does not intend to sell the security and it is not more likely than not that it will be required to sell it before recovery). For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in “financial income, net”, in the statement of operations and is limited to the amount related to credit loss, while impairment related to other factors is recognized in “other comprehensive income (loss)”.

During the years ended June 30, 2017 and 2016, the Company recognized other-than-temporary impairment loss of $767 and $38, respectively. During the year ended June 30, 2015 no impairment losses were identified (see note 3).

i.	Revenue Recognition from the license Agreement with United

The Company recognized revenue pursuant to the License Agreement with United in accordance with ASC 605-25, “Revenue Recognition, Multiple-Element Arrangements”.

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

Since the deliverables in the United Agreement did not have stand-alone value, none of them qualified as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000 was deferred and recognized on a straight line basis over the related performance period which was the development period in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”.

The Company also received an advanced payment for the development, of $2,000 that was deductible against development expenses as it was incurred. The upfront payment which was received was included in the balance sheet as advance payment. The Company deducted the payments from its research and development expenses in accordance with ASC 730-20, “Research and Development Agreements”.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-15
Computers and peripheral equipment	33
Office furniture and equipment	15
Vehicles	15
Leasehold improvements	The shorter of the expected useful life or the reasonable assumed term of the lease.

k.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2017, 2016 and 2015, no impairment losses have been identified.

As required by ASC 820, “Fair Value Measurements” (“ASC 820”), the Company applies assumptions that marketplace participants would consider in determining the fair value of long-lived assets.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) and ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards (restricted stocks or restricted stock units) using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

During fiscal years 2017, 2016 and 2015, there were no options granted to employees or directors.

The assumptions below are relevant to restricted stock and restricted stock units granted in 2017, 2016 and 2015:

In accordance with ASC 718, restricted stock and restricted stock units are measured at their fair value. All restricted stock and restricted stock units to employees, directors and non-employees granted in 2017, 2016 and 2015, were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The fair value of all restricted stock and restricted stock units was determined based on the close trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of shares granted during 2017, 2016 and 2015, was $1.41, $1.13 and $2.70, respectively.

m.	Research and Development expenses and royalty bearing grants

Research and development expenses, net of participations grants, are charged to the statement of operations as incurred.

Pluristem receives grants from the IIA in the Ministry of Economy and Industry (formerly the Office of Chief Scientist’s) for the purpose of partially funding approved research and development projects. The grants are not to be repaid, but instead Pluristem is obliged to pay royalties as a percentage of future sales if and when sales from the funded projects are generated. These grants are recognized as a deduction from research and development costs at the time the Company is entitled to such grants on the basis of the research and development costs incurred. Since the payment of royalties is not probable when the grants are received, the Company records a liability in the amount of the estimated royalties for each individual contract, when the related revenues are recognized, as part of Cost of revenues. For more information regarding such royalties commitments and regarding grants and participation received, see Note 8.

n.	Non-royalty bearing grant

The Company’s CLI program participates in a European Union research and development consortium under Horizon 2020.  In August 2016, the CLI program consortium was awarded a Euro 7,600 (approximately $8,700) non-royalty bearing grant. An amount of Euro 1,900 (approximately $2,200) is a direct grant allocated to the Company. The non-royalty bearing grant for funding the projects is recognized at the time the Company is entitled to such grant on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

o.	Loss per share

Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. All outstanding stock options and unvested restricted stock units have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

p.	Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). This Topic prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

q.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits, long-term deposits, restricted deposits and marketable securities.

The majority of the Company’s cash and cash equivalents and short-term and long-term deposits are mainly invested in dollar instruments of major banks in Israel and in the United States. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

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

r.	Severance pay

 A majority of the Company’s agreements with employees in Israel are subject to Section 14 of the Israeli Severance Pay Law, 1963 (“Severance Pay Law”). The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of employment, no additional calculations are conducted between the parties regarding the matter of severance pay and no additional payments are made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

 For some employees, which their agreement is not subject to Section 14 of the Severance Pay Law, the Subsidiary’s liability for severance pay is calculated pursuant to Israeli Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof.

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

Severance expenses for the years ended June 30, 2017, 2016 and 2015 were $524, $556 and $441, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

s.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term and restricted bank deposits, accounts receivable and other current assets, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

The Company measures its investments in marketable securities and derivative instruments at fair value under ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

t.	Derivative financial instruments

The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and hedging” (“ASC 815”), as amended and related interpretations. ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value. If a derivative meets the definition of a hedge and is so designated, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings (for fair value hedge transactions) or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (for cash flow hedge transactions).

The ineffective portion of a derivative’s change in fair value is recognized in earnings. If a derivative does not meet the definition of a hedge, the changes in the fair value are included in earnings. Cash flows related to such hedges are classified as operating activities. The Company enters into forward exchange contracts and option contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in New Israeli Shekels (“NIS”). Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “financial income, net”.

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2017 and 2016, the fair value of the options contracts was approximately$ 295 and $65, respectively, presented in “other current assets” (see Note 4). The net gains (losses) recognized in “Financial income, net” during the years ended June 30, 2017, 2016 and 2015, were $230, ($205) and $248, respectively.

u.	Comprehensive income (loss):

The Company accounts for comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders’. The Company determined that its items of other comprehensive income (loss) relate to unrealized gains and losses on available for sale marketable securities.

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended June 30, 2017:

Year ended June 30, 2017
Unrealized gains (losses) on marketable securities
Beginning balance	$1,480
Other comprehensive income before reclassifications	924
Amounts reclassified from accumulated other comprehensive loss, net	(405)
Net current-period other comprehensive income	519
Ending balance	$1,999

v.	Recent Accounting Pronouncement

Accounting Standards Update (“ASU”) 2014-09 – “Revenue from Contracts with Customers (Topic 606)”:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We intend to adopt Topic 606 as of July 1, 2017, using the modified retrospective transition method. Prior periods will not be retrospectively adjusted. As the Company currently does not have any contracts with customers which are not completed, as of June 30, 2017, we do not expect the adoption of Topic 606 will have a material impact on our consolidated financial statements, including the presentation of revenues in our consolidated statements of income.

ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40):

In August 2014, the FASB issued guidance on disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 also provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the provisions of ASU 2014-15 for the year ended December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU 2016-13 - Financial Instruments – Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments”:

In June 2016, the FASB issued ASU 2016-13. This update requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” on a financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The update is effective for the interim and annual periods beginning on or after December 15, 2019, or July 1, 2020, for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the update on its consolidated financial statements.

ASU 2016-18 - Restricted Cash (Topic 230):

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows”. This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for the interim and annual periods beginning on or after December 15, 2017, or July 1, 2018 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

ASU 2016-02 - Leases (Topic 842):

In February 2016, the FASB issued guidance on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Topic 842 supersedes the previous leases standard, ASC 840, “Leases”. The guidance is effective for the interim and annual periods beginning on or after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10):

In January 2016, the FASB issued guidance on financial instruments - recognition and measurement of financial assets and financial liabilities. The pronouncement revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 is effective for fiscal years, beginning after December 15, 2017 and interim periods within those years. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU 2016-09 - Compensation - Stock Compensation (Topic 718):

In March 2016, the FASB issued guidance on improvements to employee share-based payments. The standard requires among others, that excess tax benefits or deficiencies for share-based payments be recorded as income tax benefit or expense, rather then within additional paid in capital, in the period in which the shares vest. Cash flows related to excess tax benefits will be included in operating activities instead of separately classified as a financing activity. The new guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect this guidance to have a material effect on its consolidated financial statements at the time of adoption of this standard.

ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception:

In July 2017, the FASB issued ASU No. 2017-11. The ASU was issued to address the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company plans to adopt ASU 2017-11 in the first quarter of the Company’s fiscal year 2018. The Company does not expect the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements and related disclosures.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of June 30, 2017 and 2016, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2017					June 30, 2016
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$11,988	$2,014	$(47)	$(767)	$13,188	$11,599	$1,594	$(208)	$(38)	$12,947
Government debentures – fixed interest rate	157	1	-	-	158	786	12	-	-	798
Corporate debentures – fixed interest rate	47	1	-	-	48	439	7	-	-	446
	$12,192	$2,016	$(47)	$(767)	$13,394	$12,824	$1,613	$(208)	$(38)	$14,191
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	468	23	-	-	491	717	27	-	-	744
Corporate debentures – fixed interest rate	1,255	7	(1)	-	1,261	2,403	47	-	-	2,450
	$1,723	$30	$(1)	$-	$1,752	$3,120	$74	$-	$-	$3,194
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	17	1	-	-	18	29	1	-	-	30
	$17	$1	$-	$-	$18	$29	$1	$-	$-	$30
Total	$13,932	$2,047	$(48)	$(767)	$15,164	$15,973	$1,688	$(208)	$(38)	$17,415

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES (CONT.)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2017 and June 30, 2016, and the length of time that those investments have been in a continuous loss position:

	12 months or less		Greater than 12 months
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2017	$869	$(24)	$106	$(24)
As of June 30, 2016	$1,258	$(143)	$563	$(65)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis.

Based on the above factors, the Company concluded that unrealized losses in the amount of $48 on all available-for-sale securities were not other-than-temporary and no credit loss was present for any of its investments. The Company recognized other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2017 and 2016, of $767 and $38, respectively.

As of June 30, 2017 and 2016, interest receivable amounted to $11 and $28, respectively.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2017		June 30, 2016
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$10,523	$4,641	$11,228	$6,187
Foreign currency derivative instruments not designated as hedge instruments	-	295	-	65
Total financial assets	$10,523	$4,936	$11,228	$6,252

NOTE 5:-OTHER CURRENT ASSETS

	June 30,
	2017	2016
Prepaid expenses	$882	$300
Accounts receivable from the Ministry of Economy	-	23
Derivatives not designated as hedge instruments	295	65
VAT receivables	137	167
Other receivables	1	63
Total	$1,315	$618

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2017	2016
Cost:
Laboratory equipment	$6,097	$6,000
Computers and peripheral equipment	1,126	1,024
Office furniture and equipment	681	715
Leasehold improvements	8,603	9,349
Vehicles	-	95
Total Cost	16,507	17,183
Accumulated depreciation:
Laboratory equipment	4,164	3,401
Computers and peripheral equipment	951	802
Office furniture and equipment	416	353
Leasehold improvements	3,699	3,374
Vehicles	-	37
Total accumulated depreciation	9,230	7,967
Property and equipment, net	$7,277	$9,216

Depreciation expenses amounted to $2,177, $2,150 and $2,074 for the years ended June 30, 2017, 2016 and 2015, respectively.

NOTE 7:-OTHER ACCOUNTS PAYABLE

	June 30,
	2017	2016
Accrued payroll	$505	$421
Payroll institutions	345	309
Accrued vacation	791	720
Other payables	342	251
Total	$1,983	$1,701

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES

a.	In February 2015, the Company signed an addendum to its facility operating lease agreement (the “Addendum”) with the lessor, which extended the lease period to December 2021.

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

In June 2017, the Company terminated its operating lease agreement for a facility of 1,280 square meters.

The Company recognizes lease expense, net of lessor participation, under such arrangements, on a straight-line basis over the lease term.

As of June 30, 2017, aggregate minimum lease commitments under the active operating lease agreements are as follows:

Year ending June 30,
2018	$884
2019	884
2020	894
2021	904
2022	452
Total	$4,018

 Lease expenses, net of lessor participation, amounted to $781, $824 and $704 for the years ended June 30, 2017, 2016 and 2015, respectively.

 The Subsidiary issued a bank guarantee in favor of the lessors in the amount of approximately $399.

b.	The Subsidiary leases several motor vehicles under operating lease agreements, which expire in various dates during years 2017 through June 2019.

As of June 30, 2017, future aggregate minimum lease commitments under non-cancelable operating lease agreements are as follows:

Year ending June 30,
2018	225
2019	142
2020	77
Total	$444

Lease expenses amounted to $233, $210 and $218 for the years ended June 30, 2017, 2016 and 2015, respectively.

c.	An amount of $559 of cash and deposits was pledged by the Subsidiary to secure certain derivatives and hedging transactions, credit line and bank guarantees as of June 30, 2017.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:-COMMITMENTS AND CONTINGENCIES (CONT.)

d.
Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3%-4% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2017, total grants obtained aggregated to approximately $24,461. Through June 30, 2017, total royalties paid and accrued amounted to $166. As of June 30, 2017, the Company’s contingent liability in respect to royalties to the IIA amounted to $24,295, not including LIBOR interest as described above.

e.
The Company has been awarded a marketing grant under the “Smart Money” program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in Japan and for regulatory activities there. As part of the program, the Company will repay royalties of 5% from the Company’s income in Japan during five years, starting the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

Through June 30, 2017, total grants obtained under the Smart Money program amounted to approximately $112. No royalties were paid or accrued as of June 30, 2017.

f.
The Company announced that it will collaborate with the New York Blood Center (“NYBC”) on preclinical studies of its placental expanded R-18 cells (“PLX-R18”) to enhance the efficacy of umbilical cord blood transplantation. The project has been selected to receive a conditional award of $900 from Israel-United States Binational Industrial Research and Development Foundation (“BIRD Foundation”), of which an amount of $585 is a direct grant allocated to the Company. Per the terms of the project, The Company will provide the PLX-R18 cells and the NYBC will be responsible for conducting and supporting the studies. Amounts received in connection with this award are presented in “Other long-term liabilities” as the Company does not expect to repay the liability in the next 12 months.

In accordance with the agreement between the Company and NYBC, if only one party elects to proceed with the development of the product, such party shall be responsible for all repayment obligations to the BIRD Foundation for both parties, if applicable. In addition, in case of conclusion of project development which will trigger the grant repayment to the BIRD Foundation, if the Company will elect to pursue the development of the product, and NYBC elects not to pursue the development of the product, then, unless otherwise agreed by the parties, the Company shall pay NYBC royalties in the amount of 2.5% from its revenues of the product, up to an aggregate royalty amount of approximately $550.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 200,000,000 shares with a par value of $0.00001 per share.  All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

The Company’s authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors.  No shares of preferred stock have been issued.

a.
From July 2014 through June 2015, a total of 2,081,303 warrants were exercised via “cashless” exercise, resulting in the issuance of 963,876 shares of common stock to investors of the Company.  In addition, 170,167 warrants were exercised for cash and resulted in the issuance of 170,167 shares of common stock to investors of the Company. The aggregate cash consideration received was $276.

b.
From October 2014 through May 2015, the Company issued shares of common stock in private placements to investors. In October 2014, the Company issued 200,000 shares of common stock to an investor for aggregate cash consideration of $528. In February 2015, the Company issued an additional 200,000 shares of common stock to an investor for aggregate cash consideration of $586. In May 2015, the Company issued an additional 300,000 shares of common stock to an investor, for which the consideration in the amount of $790 was received from the investor in September 2015.

c.
On June 25, 2015, the Company entered into definitive agreements to sell 6,800,000 shares of common stock and warrants to purchase up to 4,080,000 shares of common stock at a combined price of $2.50 per share and related warrants (the “Offering”). The gross proceeds from the Offering were $17,000. Issuance costs amounted to $1,200. The warrants have an exercise price of $2.85 per share of common stock, are immediately exercisable and expire 5 years from the closing of the Offering. The Offering was closed on June 30, 2015.

d.
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

NOTE 9: - STOCKHOLDERS’ EQUITY (CONT.)

As performance by the contractor was not deemed complete while the awards were forfeitable (or not issued), the Company measured the fair value of the awards at each reporting period through the performance completion date (until completion of the construction work).

The construction work was initiated in June 2015. On October 30, 2015, the contractor completed the agreed construction milestones. As a result, the Company recognized the fair value of the stock-based payments awards, using the fair value of the Company’s shares on October 30, 2015, totaling approximately $302 as stock-based payment to the contractor in “Additional paid-in capital” with a corresponding amount included in “Property and equipment, net”.

e.
On January 25, 2017, the Company issued, pursuant to an underwriting agreement relating to a firm commitment public offering, an aggregate of 14,081,633 shares of common stock and warrants to purchase an aggregate of 8,448,980 shares of common stock, inclusive of the underwriter’s over-allotment option, which was exercised in full, for aggregate gross proceeds of $17,250. The net proceeds, after deducting underwriting commissions, discounts and other expenses related to the offering were approximately $15,718.

The warrants issued in the offering are exercisable for a period of five years commencing six months following issuance and have an exercise price of $1.40 per share. As of June 30, 2017, all of the warrants are outstanding.

f.	Options, warrants and restricted stock units to employees, directors and consultants:

The Company has approved incentive option plan from 2005 (the “2005 Plan”). Under the Plan, options, restricted stock (“RS”) and restricted stock units (“RSUs”) (collectively, the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

In addition, at the Company’s annual meeting of its stockholders, held on May 31, 2016, the Company’s stockholders approved the 2016 Equity Compensation Plan (the “2016 Plan”). Under the 2016 Plan, options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

As of June 30, 2017, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 19,166,082, of which 3,305,428 shares are available for future grant under the 2005 Plan.

As of June 30, 2017, the number of shares of common stock authorized for issuance under the 2016 Plan amounted to 2,584,147 for calendar year 2017, of which 343,327 shares are available for future grant under the 2016 Plan.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS’ EQUITY (CONT.)

(1) Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation”. A summary of the Company’s activity for options granted to employees and directors under the 2005 Plan is as follows:

	Year ended June 30, 2017
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	1,771,700	$3.76
Options exercised	(16,000)	$0.62
Options forfeited	(940,050)	$4.49
Options outstanding at end of the period	815,650	$2.98	0.82	$231
Options exercisable at the end of the period	815,650	$2.98	0.82	$231
Options vested at the end of the period	815,650	$2.98	0.82	$231

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2017. This amount changes based on the fair market value of the Company’s common stock.

(2) Options to non-employees:

A summary of the options to non-employee consultants is as follows:

	Year ended June 30, 2017
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	237,300	$5.40
Options granted	46,800	$0.00
Options exercised	(1,900)	$0.00
Options forfeited	(105,000)	$10.98
Options outstanding at end of the period	177,200	$0.72	4.30	$179
Options exercisable at the end of the period	164,825	$0.78	3.92	$163
Options vested and expected to vest at the end of the period	177,200	$0.72	4.30	$179

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS’ EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Year ended June 30,
	2017	2016	2015
Research and development expenses	$7	$22	$1
General and administrative expenses	39	2	1
	$46	$24	$2

 (3) RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the 2005 Plan and 2016 Plan for the year ended June 30, 2017:

Number
Unvested at the beginning of period	1,906,619
Granted	6,579,435
Forfeited	(107,953)
Vested	(2,313,200)
Unvested at the end of the period	6,064,901
Expected to vest after June 30, 2017	5,978,114

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Year ended June 30,
	2017	2016	2015
Research and development expenses	$1,558	$960	$1,469
General and administrative expenses	1,645	1,905	2,277
	$3,203	$2,865	$3,746

Unamortized compensation expenses related to RS and RSUs granted to employees and directors to be recognized over an average time of approximately 4 years are approximately $6,886.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS’ EQUITY (CONT.)

 (4) RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants for the year ended June 30, 2017:

Number
Unvested at the beginning of period	26,000
Granted	273,557
Vested	(257,057)
Unvested at the end of the period	42,500

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Year ended June 30,
	2017	2016	2015
Research and development expenses	$19	$39	$131
General and administrative expenses	394	145	173
	$413	$184	$304

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS’ EQUITY (CONT.)

a.	Summary of warrants and options:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$1.40	8,448,981	-	5.06
	$2.85	4,080,000	4,080,000	3.00
	$5.00	3,219,983	3,219,983	0.22
Total warrants		15,748,964	7,299,983

Options:	$0.00	137,200	124,825	5.32
	$0.62	345,500	345,500	1.28
	$1.04	25,000	25,000	1.16
	$2.97	20,000	20,000	0.86
	$3.50	30,000	30,000	0.14
	$3.80	1,000	1,000	0.14
	$4.38	372,500	372,500	0.47
	$4.40	400	400	0.14
	$6.80	36,250	36,250	0.37
	$8.20	20,000	20,000	0.16
	$20.00	5,000	5,000	2.62
Total options		992,850	980,475
Total warrants and options		16,741,814	8,280,458

This summary does not include 6,107,401 RS and RSUs that are not vested as of June 30, 2017.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:-FINANCIAL INCOME, NET

	Year ended June 30,
	2017	2016	2015
Foreign currency translation differences, net	$182	$(174)	$(1,109)
Bank and broker commissions	(67)	(85)	(37)
Interest income on deposits	122	149	112
Gain (loss) related to marketable securities, net	(513)	190	1,229
Gain (loss) from derivatives and fair value hedge derivatives	481	(30)	395
Other financial income	-	23	-
	$205	$73	$590

NOTE 11:-TAXES ON INCOME

A.	Tax assessments:

The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2012.

B.	Tax rates applicable to the Company:-

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 35%, excluding state tax and local tax if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

2.	The Subsidiary:

Taxable income of Israeli companies is subject to tax at the rate of 24% in year 2017, 25% in 2016 and 26.5% in 2015.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016, which reduces the corporate income tax rate to 23% effective from January 1, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

Tax Benefits Under the Law for Encouragement of Capital Investments.

According to the Law for Encouragement of Capital Investments, 1959 (the “Encouragement Law”), the Subsidiary is entitled to various tax benefits due to “Beneficiary Enterprise” status granted to its enterprise, as implied by the Encouragement Law. The principal benefits by virtue of the Encouragement Law are:

Tax benefits and reduced tax rates:

On July 7, 2010, the Subsidiary has received a letter of approval (the “Ruling”) from the Israeli Tax Authority. According to the Ruling, the Subsidiary’s expansion program of its plant was granted the status of a “Beneficiary Enterprise” under the “Alternative Track” (the “2007 Program”). The Subsidiary chose the year 2007 as the election year of the 2007 Program.

Under the 2007 Program “Alternative Track”, the Subsidiary, which was located in a National Priority Zone “B” with respect to the year 2007, is tax exempt in the first six years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of one to four years for the remaining benefit period (dependent on the level of foreign investments).

On June 6, 2013, the Subsidiary informed the Israeli Tax Authority that it has chosen the year 2012 as an election year to the expansion of its “Beneficiary Enterprise” program (the “2012 Program”).

Under the 2012 Program, the Subsidiary, which was located in the “Other National Priority Zone” with respect to the year 2012, would be tax exempt in the first two years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of five to eight years for the remaining benefit period (dependent on the level of foreign investments).

Following the enactment of Amendment No. 60 to the Encouragement Law, subsequent to April 1, 2005, companies whose election year entitled them to a Beneficiary Enterprise status are required, among others, to make a minimum qualifying investment. This condition requires an investment in the acquisition of productive assets such as machinery and equipment, which must be carried out within three years. The minimum qualifying investment required for setting up a plant is NIS 300,000, linked to the Israeli CPI in accordance with the guidelines of the Israeli tax authorities. As for plant expansion, the minimum qualifying investment is the higher of NIS 300,000, linked to the Israeli CPI as stated above, and an amount equivalent to the “qualifying percentage” of the value of the productive assets. Productive assets that are used by the plant but not owned by it will also be viewed as productive assets.

The qualifying percentage of the value of the productive assets is as follows:

The value of productive assets before the expansion (NIS in millions)	The new proportion that the required investment bears to the value of productive assets

Up to NIS 140	12%
NIS 140 - NIS 500	7%
More than NIS 500	5%

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

B.	Tax rates applicable to the Company: (cont. :)

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

As stated above, the Subsidiary’s 2007 Program and 2012 Program were granted the status of a “Beneficiary Enterprise”, in accordance with the Encouragement Law, under the alternative benefits track. Accordingly, income derived from the Beneficiary Enterprise is subject to the benefits and conditions stated above.

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the benefit period starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone A - 14 years since the beginning of the election year. The benefit period for the Subsidiary’s 2007 Program will expire in 2018 (12 years since the beginning of the election year– 2007). The benefit period for the Subsidiary’s 2012 Program would expire in 2023 (12 years since the beginning of the election year – 2012).

If a dividend is distributed out of tax exempt profits, as detailed above, the Subsidiary will become liable for tax at the rate applicable to its profits from the Beneficiary Enterprise in the year in which the income was earned, (tax at the rate of 10-25%, dependent on the level of foreign investments) and to a withholding tax rate of 15% (or lower, under an applicable tax treaty).

As for “Beneficiary Enterprises” pursuant to Amendment No. 60 to the Encouragement Law, the basic condition for receiving the benefits under this track is that the enterprise contributes to Israeli economic growth and is a competitive factor for the gross domestic product. In order to comply with this condition, the Encouragement Law prescribes various requirements regarding industrial enterprises.

As for industrial enterprises, in each tax year during the benefit period, one of the following conditions must be met:

1.
The industrial enterprise’s main field of activity is biotechnology or nanotechnology as approved by the Head of the Administration of Industrial Research and Development, prior to the approval of the relevant program.

2.
The industrial enterprise’s sales revenues in a specific market during the tax year do not exceed 75% of its total sales for that tax year. A “market” is defined as a separate country or customs territory.

3.	At least 25% of the industrial enterprise’s overall revenues during the tax year were generated from the enterprise’s sales in a specific market with a population of at least 14 million.

Accelerated depreciation:

The Subsidiary is eligible for deduction of accelerated depreciation on buildings, machinery and equipment used by the “Beneficiary Enterprise” at a rate of 200% (or 400% for buildings) from the first year of the assets operation.

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

Amendment to the Encouragement Law:

Effective January 2011, the Knesset (Israeli parliament) enacted a reform to the Encouragement Law. According to the reform a flat rate tax would apply to companies eligible for the “Preferred Enterprise” status. In order to be eligible for a “Preferred Enterprise” status, a company must meet minimum requirements to establish that it contributes to the country’s economic growth and is a competitive factor for the Gross Domestic Product (a competitive enterprise).

Israeli companies which currently benefit from an Approved or Privileged Enterprise status and meet the criteria for qualification as a “Preferred Enterprise” can elect to apply the new “Preferred Enterprise” benefits by waiving their benefits under the “Approved” and “Beneficiary Enterprise” status.

Benefits granted to a “Preferred Enterprise” include reduced tax rates. Following the enactment of the National Priorities Law, effective January 1, 2014, the reduced tax rate is 9% in the Development Area A regions and 16% in other regions. “Preferred Enterprises” in peripheral regions are also eligible for Israeli government Investment Center grants, as well as the applicable reduced tax rates.

A distribution from a “Preferred Enterprise” out of the “Preferred Income” is  subject to 20% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates).

A distribution from a “Preferred Enterprise” out of the “Preferred Income” would be exempt from withholding tax for an Israeli-resident company.

The Subsidiary did not apply the Amendment to the Encouragement Law with respect to the Privileged Enterprise status, but may choose to apply the Amendment in the future.

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 71):

In August 2013, the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which includes Amendment 71 to the Law for the Encouragement of Capital Investments (“Amendment 71”) was enacted. According to Amendment 71, the tax rate on preferred income from a preferred enterprise in 2014 and thereafter will be 16% (in development area A - 9%). As for changes in tax rates resulting from the enactment of Amendment 73 to the Law, see below.

Amendment 71 also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise’s earnings as above will be subject to tax at a rate of 20%.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments (“Amendment 73”) was published. According to Amendment 73, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter (the tax rate applicable to preferred enterprises located in other areas remains at 16%).

Amendment 73 also prescribes special tax tracks for technological enterprises, which are subject to rules that are to be issued by the Minister of Finance on May 28, 2017, the regulations were approved by the Minister of Finance and the amendment came into effect on January 1, 2017.

The new tax tracks under Amendment 73 are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion. A technological preferred enterprise, as defined in the Encouragement of Capital Investments Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property (in development area A - a tax rate of 7.5%).

Special technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries exceed NIS 10 billion. Such enterprise will be subject to tax at a rate of 6% on profits deriving from intellectual property, regardless of the enterprise’s geographical location.

Any dividends distributed to “foreign companies”, as defined in the Law, deriving from income from the technological enterprises will be subject to tax at a rate of 4%.

C.	Carryforward losses for tax purposes

As of June 30, 2017, the Company had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $32,519. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2024 and 2037.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2017, in the amount of approximately $109,480, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:-TAXES ON INCOME (CONT.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2017	2016
Deferred tax assets:
U.S. net operating loss carryforward	$11,382	$10,210
Israeli net operating loss carryforward	26,275	22,105
Allowances and reserves	222	216

Total deferred tax assets before valuation allowance	37,879	32,531
Valuation allowance	(37,879)	(32,531)

Net deferred tax asset	$-	$-

As of June 30, 2017 and 2016, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2017 and 2016, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2017, 2016 and 2015, the main reconciling item of the statutory tax rate of the Company (24% to 35% in 2017, 2016 and 2015) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-SUBSEQUENT EVENTS

a.
Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. As of September 5, 2017, the Company had sold 455,731 shares of common stock at an average price of $1.20 per share.

b.
In July 2017, the Company was awarded an additional “Smart Money” grant of approximately $229 from Israel’s Ministry of Economy and Industry to help penetrate the Chinese market, including Hong Kong, with its advanced cell therapy products.

The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program.

c.
On September 5, 2017, the Company announced that its phase III study of PLX-PAD cells to support recovery following surgery for femoral neck fracture was awarded a Euro 7,400 (approximately $8,700) non-dilutive grant from the Horizon 2020 program. An amount of Euro 2,400 (approximately $2,800) is a direct grant allocated to the Company, and the Company also expects to benefit from cost savings resulting from grant amounts allocated to the other consortium members. Final approval of the grant is subject to the finalization of the consortium and Horizon 2020 grant agreements.

Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands of dollars except share and per share data).

	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Operating expenses	6,562	6,648	8,223	6,586
Operating loss	6,562	6,648	8,223	6,586
Net loss	6,324	6,610	7,864	7,016
Basic and diluted net loss per share	0.08	0.08	0.09	0.07

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Revenues	$95	$2,752	$-	$-
Gross profit	92	2,655	-	-
Operating expenses	5,615	6,883	7,395	6,173
Operating loss	5,523	4,228	7,395	6,173
Net loss	5,876	3,962	7,203	6,205
Basic and diluted net loss per share	0.07	0.05	0.09	0.08

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Co-CEOs and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, or COSO, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	-Chairman of the Board of Directors -Co-CEO	63	April 3, 2006 March 29,2017
Yaky Yanay	-President -Director -Co-CEO	46	February 4, 2014 February 5, 2015 March 29,2017
Erez Egozi	CFO, Treasurer and Secretary	43	March 29,2017
Nachum Rosman	Director	71	October 9, 2007
Doron Shorrer	Director	64	October 2, 2003
Hava Meretzki	Director	48	October 2, 2003
Isaac Braun	Director	65	July 6, 2005
Israel Ben-Yoram	Director	57	January 26, 2005
Mark Germain	Director	67	May 17, 2007
Moria Kwiat	Director	38	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Co-CEO since March 2017, as our CEO from November 2005 until March 2017, and from September 2005 until February 2014 as President of the Company.  He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held positions of CEO and Chairman positions in companies in Israel, the United States, Europe, Japan and Korea.  Mr. Aberman operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the chairman of Rose Hitech Ltd., a private investment company. He served in the past as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to that, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Prior to his service with the Company, Mr. Aberman served as President and CEO of Netect Ltd., specializing in the field of internet security software and was the Co-Founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd.

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

Yaky Yanay

Mr. Yaky Yanay has served as our President from February 2014 and as our Co-CEO from March 2017. Mr. Yanay served as our Chief Financial Officer from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. Until February 2014, he also served as our Secretary since November 2006, and Executive Vice President since March 2013. Prior to joining us, Mr. Yanay was the CFO of Elbit Vision Systems Ltd., a public company. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel. Since September 2015, Mr. Yanay has served as Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries.

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

Erez Egozi

Mr. Erez Egozi was appointed CFO and Treasurer in March 2017, and as Secretary in September 2015. Prior to his appointment as CFO, Mr. Egozi was our Vice President of Finance from March 2015 until March 2017. Before joining Pluristem, from 2007 to February 2015, Mr. Egozi held several senior financial positions at Verint Systems Inc. (Nasdaq:VRNT), including as senior director of finance - worldwide finance controller of Verint's Communications and Cyber Intelligence Solutions division. From 2003 to 2007, Mr. Egozi held several financial positions at Intel Corporation (Nasdaq:INTC). From 2000 to 2003, Mr. Egozi served as an auditor in the high tech technology sector at Deloitte & Touche.

Mr. Egozi holds a bachelor's degree in economics and accounting from Beer-Sheva University, and a M.A. degree in law from Bar-Ilan University, and is a certified public accountant in Israel.

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

We believe that Mr. Rosman’s qualifications to sit on our Board include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

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

We believe that Mr. Shorrer’s qualifications to sit on our Board include his years of experience in the high-tech industry, his vast skill and expertise in accounting and economics, as well as his knowledge and familiarity with corporate finance.

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

He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field, and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions.  He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company, which was sold in 1991.  In addition to being a director of the Company, Mr. Germain is a Managing Director at The ÆNTIB Group a boutique merchant bank. Mr Germain also serves or served as a director of the following companies that were reporting companies in the past: Stem Cell Innovations, Inc., Omnimmune Corp. and Collexis Holdings, Inc.  He is also a co-founder and director of a number of private companies in and outside the biotechnology field.

We believe that Mr. Germain’s qualifications to sit on our Board include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012. From December 2016 to the present, Dr. Kwiat has worked at Frost & Sullivan as an analyst and consultant. From 2015 to 2016, Dr. Kwiat served as a research associate in the Department of Materials and NanoSciences, Faculty of Chemistry at Tel Aviv University. She has broad academic background and scientific experience in inter-disciplinary fields, with specific expertise at the interface between the biology and materials world. She has a strong track record of developing biosensors for diagnostics utilizing electrical devices. She is the co-author of multiple scientific papers.  Dr. Kwiat holds a Post-Doctoral degree in nanotechnology and material sciences, a Ph.D. in Chemistry, a M.Sc and B.Sc. in Biotechnology, all from Tel Aviv University.

We believe that Dr. Kwiat’s qualifications to sit on our Board include her knowledge and experience as a scientist and a researcher in the fields of biotechnology, microbiology and nanotechnology.

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

Our Audit Committee held nine meetings from July 1, 2016 through June 30, 2017 (Fiscal 2017).

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

Our Compensation Committee held nine meetings during Fiscal 2017.  The Compensation Committee did not receive advice from or retain any consultants during Fiscal 2017.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2017, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our officers including our Co-CEOs (being our principal executive officers) and our CFO (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is posted on our Internet website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2017, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our Co-CEOs and other executive officers.  Our named executive officers for Fiscal 2017 are those three individuals listed in the 2017 "Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report.

At our 2017 shareholders meeting, we provided our shareholders with the opportunity to cast an advisory vote on our then named executive officers’ compensation. Over 76% of the votes cast on this "2017 say-on-pay vote" were voted in favor of the proposal. We have considered the 2017 say-on-pay vote and we believe that the support from our shareholders for the 2017 say-on-pay vote proposal indicates that our shareholders are supportive of our approach to executive compensation. At our 2013 shareholders meeting, our shareholders voted in favor of the proposal to hold say-on-pay votes every two years. We will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our named executive officers.

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

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2017, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution. In that regard, our Compensation Committee has decided to provide our Co-CEOs, Mr. Aberman and Mr. Yaky, base salaries, RSU awards and change of control provisions in their respective employments agreement, as opposed to certain terms contained in our CFO’s employment agreement and compensation package, based on their respective positions, seniority and scope of responsibilities.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for our named executive officers, from time to time but not less than once a year.  The Compensation Committee also takes into consideration our co-CEOs recommendations for executive compensation of other named executive officers. Our co-CEOs generally present these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

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

On June 21, 2017, our Board of Directors, in connection with the appointment of Mr. Yaky Yanay as Co-CEO, increased the monthly base salary of Mr. Yanay from 53,125 NIS to 80,000 NIS, effective July 1, 2017. With respect to the changes in Mr. Yanay’s monthly base salary, we conducted an analysis of salaries and monthly compensation received by CEO counterparts in public companies in the biotechnology industry and other comparable companies in similar size and stage of development, which are active mainly in Israel, as well as companies which are active in the U.S, which include, among others,  executive compensation information from the recent SEC filings of Athersys, Inc.; Brainstorm Cell Therapeutics Inc.; Capricor Therapeutics, Inc.; Geron Corporation; Mesoblast Limited; Neuroderm Ltd. and Protalix BioTherapeutics, Inc.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies and entering into licensing agreements with such companies, such as our agreement with CHA.  Therefore, in order to reward our Co-CEOs, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals (e.g., the United Agreement). This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. The performance based bonus percentages are as follows: Mr. Zami Aberman – 1.5% of amounts received by us from non-dilutive funding and strategic deals, and Mr. Yaky Yanay – 1% of such amounts. The difference in the percentage of the performance based bonus was determined based on the Compensation Committee's assessment of the contribution and role of each of them in completing the licensing and strategic agreements. In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion.   We paid no bonuses to our named executive officers in Fiscal 2017.

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

RSU awards provide our executive officers with the right to purchase shares of our common stock at a par value of $0.00001, subject to continued employment with our Company. In recent years we granted our executive officers RSU awards.  We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof.  In the past, due to the high volatility of our stock price, options we granted were out of the money, and many of them still are.  In addition, because vested RSU awards always have financial value, as opposed to options, we were able to limit the number of securities issued to our executive officers and other employees, directors and consultants. Our Co-CEOs are entitled to acceleration of the vesting of their stock options and RSUs in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested options and RSU and (2) if they resign, they will be entitled to acceleration of 50% of any unvested options and RSUs. In addition, Mr. Aberman is entitled to an acceleration of 100% of any unvested options and RSUs in the event of a change in control of us. All grants are approved by our Board of Directors.

Benefits and Perquisites

Generally, benefits available to our named executive officers are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our named executive officers with a phone and a Company car, or reimbursement for car expenses, which are customary benefits in Israel to managers and officers.  Our Co-CEOs are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such Co-CEO.

In addition, in the event of termination of our Mr. Aberman’ s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement is in force from the second year, but in any event no more than nine years in the aggregate. Mr. Yanay may be entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by 2. Our CFO, Erez Egozi, is entitled to severance pay upon termination of employment for any reason, including retirement, based on 8.333% of his monthly base salary, according to section 14 of the Severance Pay Law, 1963.

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

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

Summary Compensation Table

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended June 30, 2017, 2016 and 2015. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year	Salary ($) (1)		Stock-based Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Zami Aberman Co-CEO	2017	492,950	(4)	3,050,000	16,462	3,559,412
	2016	519,050	(4)	169,500	21,074	709,624
	2015	484,400	(4)	512,000	18,813	1,015,213
Yaky Yanay Co-CEO	2017	253,037		3,050,000	22,093	3,325,130
	2016	245,312		169,500	21,721	436,533
	2015	249,000		512,000	25,721	786,721
Erez Egozi CFO (5)	2017	145,649		293,821	19,289	458,759

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment.

(2)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2017 included elsewhere in this Annual Report.

(3)           Represents cost to us in connection with car and a mobile phone expenses. The Company also pays our Co-CEOs the tax associated with this benefit, which is grossed up, and part of the amount in the Salary column in the table above.

(4)           Includes $20,684, $18,910 and $19,054 paid to Mr. Aberman as compensation for services as a director in fiscal 2017, 2016 and 2015, respectively, and $43,503 paid to Mr. Aberman as redemption in cash of 27.5 vacation Days in fiscal 2016.

 (5)          Mr. Egozi was appointed as our Chief Financial Officer on March 29, 2017. The compensation reflects amounts received during the entire fiscal year.

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

(b)
During fiscal 2017, Mr. Yanay's monthly salary is 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay is entitled to a bonus of one percent (1.0%) from amounts received by us from non diluting funding and strategic deals.  Since August 2011, Mr. Yanay has been engaged with us as a consultant, in addition to being an employee.  For his services as a consultant he receives a monthly consulting fee.  In addition, he continues to receive salary as an employee, but in an amount reduced by the consulting fee so the total cost to us did not change as a result of this change.

On June 21, 2017, our Board of Directors, in connection with the recent appointment of Mr. Yaky Yanay as Co-CEO, increased Mr. Yanay’s base salary to 80,000 NIS, effective July 1, 2017. Mr. Yanay will also receive an annual fee of $20,000 for his services as a director of the Company.

(c)	Mr. Egozi’s monthly salary is 34,000 NIS. Mr. Egozi is provided with a cellular phone and a Company car pursuant to the terms of his agreement.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in- control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman’s Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 3 plus the number of years the Consulting Agreement has been in force as of the second year, but in any event no more than nine years in the aggregate; (ii) Mr. Yanay may be entitled, under Israeli law and practice, to a severance payment that equals a month's salary for each twelve-month period of employment with the Company and an adjustment fee that equals the monthly base salary multiplied by 2.

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

The following table displays the value of what Co-CEOs would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2017.

Officer	Salary	Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$349,954	$1,412,000	(2)	$1,761,954
Terminated due to discharge of officer	$349,954	$2,824,000	(3)	$3,173,954
Change in control		$2,824,000	(4)	$2,824,000

Yaky Yanay
Terminated due to officer resignation	$134,359	$1,412,000	(2)	$1,546,359
Terminated due to discharge of officer	$134,359	$2,824,000	(3)	$2,958,359

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2017 of $1.28 per share and the applicable exercise price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination due to discharge.
(4)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2017:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #	Grant Date Fair Value of Stock Awards ($)
Zami Aberman	12/29/16	200,000(1)	290,000
	6/22/17	2,000,000(2)	2,760,000

Yaky Yanay	12/29/16	200,000(1)	290,000
	6/22/17	2,000,000(2)	2,760,000

Erez Egozi	28/12/2016	7,600(4)	11,552
	29/12/2016	65,000(5)	89,759
	22/06/2017	150,000(3)	192,510

(1)
Grant of RSUs was made pursuant to our 2016 Plan. The grant vests over a two-year period from the date of grant, as follows: 25% after 6 months from grant and the remaining shares vest in 6 equal installments every 3 months thereafter.

(2)
Grant of 1,000,000 RSUs was made pursuant to our 2016 Plan, and grant of 1,000,000 RSUs was made pursuant to our amended and restated 2005 Stock Option Plan, or the 2005 Plan. The grant vests over a four-year period from the date of grant, as follows: 12.5% after 6 months from the date of grant and the remaining shares vest in 14 equal installments every 3 months thereafter.

(3)
Grant of RSUs was made pursuant to our 2016 Plan. The grant vests over a four-year period from the date of grant, as follows: 12.5% after 6 months from date of grant and the remaining shares vest in 14 equal installments every 3 months thereafter.

(4)	Grant of RSUs was made pursuant to our 2016 Plan. The grant vested on February 1, 2017. The shares were sold during the quarter ended March 31, 2017.

(5)
Grant of RSUs was made pursuant to our 2016 Plan. 35,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter. 30,000 RSUs will vest upon achievement of certain operational and financial goals.

Outstanding Equity Awards at the End of Fiscal 2017

The following table presents the outstanding equity awards held as of June 30, 2017 by our named executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Zami Aberman	105,000	-	4.38	12/25/2017	-		-
	110,000	-	0.62	10/30/2018	-		-
	-	-	-	-	56,250	(1)	$72,000
	-	-	-	-	150,000	(2)	$192,000
	-	-	-	-	2,000,000	(3)	$2,560,000
Yaky Yanay	62,500	-	4.38	12/25/2017	-		-
	55,000	-	0.62	10/30/2018	-		-
	-	-	-	-	56,250	(1)	$72,000
	-	-	-	-	150,000	(2)	$192,000
	-	-	-	-	2,000,000	(3)	$2,560,000
Erez Egozi	-	-	-	-	9,750	(5)	$12,480
	-	-	-	-	44,250	(6)	56,640
	-	-	-	-	150,000	(4)	192,000

(1)	56,250 RSUs vest in 3 installments of 18,750 shares on July 5, 2017, and every three months thereafter.

(2)	150,000 RSUs vest in 6 installments of 25,000 shares on September 29, 2017, and every three months thereafter.

(3)	2,000,000 RSUs vest as follows: 12.5% on December 21, 2017. The remaining shares vest in 14 equal installments of 125,000 shares every 3 months thereafter.

(4)	150,000 RSUs vest as follows: 12.5% on December 21, 2017. The remaining shares vest in 14 equal installments of 9,375 shares every 3 months thereafter.

(5)	7,500 RSUs vest in 3 installments of 2,500 shares on July 5, 2017 and every three months thereafter. 2,250 RSUs vest upon the achievement of certain operational and financial goals.

(6)	26,250 RSUs vest in 6 installments of 4,375 shares on September 29, 2017 and every three months thereafter. 18,000 RSUs vest upon the achievement of certain operational and financial goals.

Option Exercises and Stock Vested Table

The following table presents the option exercises and stock vested awards during Fiscal 2017 by our named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	243,750	337,250
Yaky Yanay	243,750	337,250
Erez Egozi	62,850	86,325

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal 2017:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	18,285	94,975	113,260
Nachum Rosman	26,366	96,425	122,791
Doron Shorrer	31,580	96,425	128,005
Hava Meretzki	21,040	65,250	86,290
Isaac Braun	23,906	65,250	89,156
Israel Ben-Yoram	28,101	96,425	124,526
Moria Kwiat	23,398	65,250	88,648

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for Fiscal 2017 included elsewhere in this Annual Report.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. The Board has determined that the dollar rate would be not less than 4.25 NIS per dollar. The directors are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals.

During Fiscal 2017 we paid a total of $172,677 in cash to directors as compensation. This amount does not include compensation to Mr. Aberman and Mr. Yanay in his capacity as a director, which is reflected in the Summary Compensation Table for Fiscal 2017 above. As of June 30, 2017, we granted our directors (not including our Co-CEOs) 3,761,998 options, restricted shares and RSUs (not including 440,147 options that expired by June 30, 2017) of which 2,843,880 were exercisable or vested, as the case may be, as follows:

Name	Total of Options, restricted shares and RSUs Granted		Total of Options, restricted shares and RSUs exercisable and vested
Mark Germain	621,208	(1)	443,011
Nachum Rosman	653,458		382,966
Doron Shorrer	682,208	(2)	613,958
Hava Meretzki	467,708	(3)	420,833
Isaac Braun	467,708	(4)	420,833
Israel Ben-Yoram	669,708	(5)	421,654
Moria Kwiat	200,000		140,625
Total	3,761,998		2,843,880

(1)	Excludes 250,000 options that expired by June 30, 2017.

(2)	Excludes 64,256 options that expired by June 30, 2017.

(3)	Excludes 42,692 options that expired by June 30, 2017.

(4)	Excludes 41,423 options that expired by June 30, 2017.

(5)	Excludes 41,776 options that expired by June 30, 2017.

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

Other than as described in the preceding four paragraphs, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of August 22, 2017 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

Directors and Named Executive Officers

Zami Aberman Co-CEO, Chairman of the Board and Director	2,500,948	(2)	2.6%

Yaky Yanay Co-CEO, President and Director	1,691,865	(3)	1.7%

Erez Egozi CFO	85,375		*

Israel Ben-Yoram Director	457,217	(4)	*

Isaac Braun Director	435,208	(5)	*

Mark Germain Director	463,199	(6)	*

Moria Kwiat Director	155,000		*

Hava Meretzki Director	435,208	(7)	*

Nachum Rosman Director	403,529	(8)	*

Doron Shorrer Director	634,521	(9)	*

Directors and Executive Officers as a group (10 persons)	7,262,070	(10)	7.5%

_________________
* = less than 1%

(1)  Based on 94,044,707 shares of common stock issued and outstanding as of August 22, 2017. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes options to acquire 215,000 shares.

(3)  Includes options to acquire 117,500 shares.

(4)  Includes options to acquire 25,000 shares.

(5)  Includes options to acquire 52,500 shares.

(6)  Includes options to acquire 57,500 shares.

(7)  Includes options to acquire 52,500 shares.

(8)  Includes options to acquire 63,750 shares.

(9)  Includes options to acquire 52,500 shares.

(10)  Includes options to acquire 636,250 shares.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2005 and 2016 Plan)
Equity compensation plan approved by security holders	992,850	$2.57	3,648,755

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the arrangements described in Item II, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during Fiscal 2017, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board of Directors has determined that Doron Shorrer, Nachum Rosman and Israel Ben-Yoram are "independent" as defined by the rules of the SEC and the NASDAQ rules and regulations.

Item 14. Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2017	Twelve months ended on June 30, 2016

Audit Fees	$147,000	$103,000

Audit-Related Fees	None	None

Tax Fees	$18,283	$8,284

All Other Fees	$29,706	$16,747

Total Fees	$194,989	$128,031

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K and internal control over financial reporting, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory fillings and (iv) fees related to the offering we closed in January 2017.

Tax Fees. These fees relate to our tax compliance and tax advisory projects.

All Other Fees. These fees were comprised of fees related to assistance in preparation of IIA and Horizon 2020 applications as well as other grant applications.

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

PART IV

Item 15. Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on May 22, 2014 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed June 5, 2014).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on March 29, 2017).

4.1	Form of Common Stock Purchase Warrant dated October 18, 2010 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 12, 2010).

4.2
Form of Warrant Agreement by and between Pluristem Therapeutics Inc. and  American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate) (incorporate by reference to Exhibit 4.2 of our quarterly report on Form 10-Q filed on February 9, 2011).

4.3	Form of Common Stock Purchase Warrant dated January 25, 2017 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 20, 2017).

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

10.17	Form of Stock Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016). +

10.18	Form of Restricted Stock Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016). +.

10.19
Form of Restricted Stock Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016). +.

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

10.35
Letter of Approval Number 54516 to Pluristem Ltd. from Israel’s Office of the Chief Scientist (translation from Hebrew) (incorporated by reference to Exhibit 10.32 of our annual report on Form 10-K filed on September 9, 2015).

10.36
Letter of Approval Number 56904 to Pluristem Ltd. from the Israel Innovation Authority (previously the Office of the Chief Scientist) (translation from Hebrew) (incorporated by reference to Exhibit 10.36 of our annual report on Form 10-K filed on September 7, 2016).

10.37
Letter of Approval Number 57989 to Pluristem Ltd. from the Israel Innovation Authority (previously the Office of the Chief Scientist) (translation from Hebrew) (incorporated by reference to Exhibit 10.37 of our annual report on Form 10-K filed on September 7, 2016).

10.38
Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated December 20, 2016 (English version only) (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 8, 2017).

10.39
Amendment No. 1 to Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated March 30, 2017 (English version only). (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 8, 2017)

10.40*	Amendment No. 2 to Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated August 15, 2017 (English version only).

10.41*	Amendment to Consulting Agreement between Pluristem Ltd. and Rose High Tech Ltd. dated May 5, 2017. +

10.42
At Market Issuance Sales Agreement, dated July 7, 2017, by and among the Company, Oppenheimer & Co. Inc., FBR Capital Markets & Co. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on July 7, 2017).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Zami Aberman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.3*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Erez Egozi.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Zami Aberman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.3**    Certification pursuant to 18 U.S.C. Section 1350 of Erez Egozi.

101 *
The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

^ Confidential treatment granted as to certain portions.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer

 Dated:  September 7, 2017

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer and President

Dated: September 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
 Dated:  September 7, 2017

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer, President and Director
(Principal Executive Officer)
 Dated: September 7, 2017

By: /s/ Erez Egozi
Erez Egozi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
 Dated: September 7, 2017

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
 Dated: September 7, 2017

By: /s/ Isaac Braun
Isaac Braun, Director
 Dated: September 7, 2017

By: /s/ Mark Germain
Mark Germain, Director
 Dated: September 7, 2017

By: /s/ Moria Kwiat
Moria Kwiat, Director
 Dated: September 7, 2017

By: /s/ Hava Meretzki
Hava Meretzki, Director
 Dated: September 7, 2017

By: /s/ Nachum Rosman
Nachum Rosman, Director
 Dated: September 7, 2017

By: /s/ Doron Shorrer
Doron Shorrer, Director
 Dated: September 7, 2017