Form 10-Q
period 2018-03-31
PLURISTEM THERAPEUTICS INC
filed 2018-05-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 110,868,947 shares of common stock issued and outstanding as of May 3, 2018.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Condensed Consolidated Statements of Operations	F-4

Interim Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Condensed Statements of Changes in Stockholders' Equity	F-6 - F-7

Interim Condensed Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Interim Condensed Consolidated Financial Statements	F-10 - F-23

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2018	June 30, 2017
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$5,940	$4,707
Short-term bank deposits		27,435	6,235
Restricted cash and short-term bank deposits		691	559
Marketable securities	3	-	15,164
Accounts receivable from the Israeli Innovation Authority (“IIA”)		596	1,036
Other current assets		1,046	1,315
Total current assets		35,708	29,016

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		398	403
Severance pay fund		888	804
Property and equipment, net		5,955	7,277
Other long-term assets		22	34
Total long-term assets		7,263	8,518

Total assets		$42,971	$37,534

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2018	June 30, 2017
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,924	$1,966
Accrued expenses		2,443	1,465
Other accounts payable		3,440	1,983
Total current liabilities		7,807	5,414

LONG-TERM LIABILITIES

Accrued severance pay		1,098	940
Other long-term liabilities		838	929
Total long-term liabilities		1,936	1,869

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY	6

Share capital:
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 110,867,819 shares as of March 31, 2018, 96,938,789 shares as of June 30, 2017		1	1
Additional paid-in capital		239,943	217,822
Accumulated deficit		(206,716)	(189,571)
Other comprehensive income		-	1,999
Total stockholders' equity		33,228	30,251

Total liabilities and stockholders' equity		$42,971	$37,534

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Nine months ended March 31,		Three months ended March 31,
	Note	2018	2017	2018	2017

Revenues	2f	$50	-	$-	-
Cost of revenues		(2)	-	-	-
Gross profit		48	-	-	-
Operating Expenses:
Research and development expenses		(18,932)	(18,091)	(7,481)	(6,579)
Less: participation by the IIA and other parties		2,235	1,554	1,099	242
Research and development expenses, net		(16,697)	(16,537)	(6,382)	(6,337)
General and administrative expenses, net		(8,349)	(4,896)	(2,666)	(1,886)
Other income	7	43	-	-	-

Operating loss		(24,955)	(21,433)	(9,048)	(8,223)

Financial income, net		7,810	635	7,517	359

Net loss for the period		$(17,145)	$(20,798)	$(1,531)	$(7,864)

Loss per share:
Basic and diluted net loss per share		$(0.16)	$(0.25)	$(0.01)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share		104,107,748	84,573,038	110,044,458	91,753,808

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Net loss	$(17,145)	$(20,798)	$(1,531)	$(7,864)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale marketable securities, net	6,441	(9)	2,134	990
Reclassification adjustment of available-for-sale marketable securities gain realized in net gain, net	(8,440)	(36)	(7,512)	(16)
Other comprehensive income (loss)	(1,999)	(45)	(5,378)	974
Total comprehensive loss	$(19,144)	$(20,843)	$(6,909)	$(6,890)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	80,268,999	$1		$198,432	$1,480	$(161,757)	$38,156
Exercise of options by employees and non-employee consultants	17,900	(*	)	10	-	-	10
Stock-based compensation to employees, directors and non-employee consultants	1,803,336	(*	)	2,582	-	-	2,582
Issuance of common stock and warrants related to January 2017 offering, net of issuance costs of $1,532 (Note 6a)	14,081,633	(*	)	15,718	-	-	15,718
Other comprehensive loss, net	-	-		-	(45)	-	(45)
Net loss	-	-		-	-	(20,798)	(20,798)

Balance as of March 31, 2017 (unaudited)	96,171,868	$1		$216,742	$1,435	$(182,555)	$35,623

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income	Deficit	Equity
Balance as of July 1, 2017	96,938,789	$1		$217,822	$1,999	$(189,571)	$30,251
Exercise of options by employees	9,107	-		8	-	-	8
Stock-based compensation to employees, directors and non-employee consultants	2,330,380	(*	)	4,895	-	-	4,895
Issuance of common stock under At-The Market (“ATM”) Agreement, net of issuance costs of $124 (Note 6c)	1,760,840	(*	)	2,412	-	-	2,412
Issuance of common stock, net of issuance costs of $1,405 (Note 6d)	9,000,000	(*	)	13,646	-	-	13,646
Exercise of warrants by investors (Note 6b)	828,703	(*	)	1,160	-	-	1,160
Other comprehensive income, net	-	-		-	(1,999)	-	(1,999)
Net loss	-	-		-	-	(17,145)	(17,145)

Balance as of March 31, 2018 (unaudited)	110,867,819	$1		$239,943	$-	$(206,716)	$33,228

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,145)	$(20,798)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,512	1,646
Gain from sale of property and equipment, net	-	(5)
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	11	(168)
Gain from sale of investments of available-for-sale marketable securities	(8,440)	(36)
Other-than-temporary loss of available-for-sale marketable securities	850	-
Stock-based compensation to employees, directors and non-employee consultants	4,895	2,582
Decrease in accounts receivable from the IIA	440	1,910
Decrease (increase) in other current and long-term assets	281	(603)
Decrease in trade payables	(13)	(924)
Increase in other accounts payable, accrued expenses and other long-term liabilities	2,256	1,200
Increase in interest receivable on short-term deposits	(319)	-
Linkage differences and interest on short and long-term deposits and restricted bank deposits	4	(22)
Accrued severance pay, net	74	(3)
Net cash used by operating activities	$(15,594)	$(15,221)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(219)	$(360)
Proceeds from sale of property and equipment	-	8
Investment in short-term deposits	(21,012)	(3,791)
Proceeds from sale of available-for-sale marketable securities	21,881	4,622
Proceeds from redemption of available-for-sale marketable securities	9	402
Investment in available-for-sale marketable securities	(1,146)	(2,292)
Net cash used in investing activities	$(487)	$(1,411)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$16,058	$15,718
Exercise of warrants and options	1,168	10
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	88	-
Net cash provided by financing activities	$17,314	$15,728

Increase (decrease) in cash and cash equivalents	1,233	(904)
Cash and cash equivalents at the beginning of the period	4,707	6,223
Cash and cash equivalents at the end of the period	$5,940	$5,319

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$8	$20

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$59	$24

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

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has incurred an accumulated deficit of approximately $206,716 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2018, the Company’s total stockholders' equity amounted to $33,228.

During the nine month period ended March 31, 2018, the Company incurred operating losses of $24,955 and its negative cash flow from operating activities was $15,594. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of March 31, 2018, the Company's cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $33,375. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company's current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company's ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the European Union's Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of March 31, 2018, will be sufficient to maintain the Company's operations into the first quarter of the Company's fiscal year 2020. The Company's inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

c.	License Agreement:

CHA Agreement
On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA Biotech Co. Ltd. (“CHA”), for conducting clinical trials and commercialization of Pluristem's PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia (“CLI”), and Intermediate Claudication (collectively with CLI, the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications and the Company will continue to retain rights to its proprietary manufacturing technology and cell-related intellectual property.

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

In January 2018, the Company sold its remaining investment in the CHA shares, for aggregate net proceeds of approximately $10,500, representing a net gain of $6,200 that is recorded in “Financial income, net” for the three and nine month periods ended March 31, 2018.

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Operating results for the three and nine month periods ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

The Company measures its investments in marketable securities and derivative instruments at fair value under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of March 31, 2018, the fair value of the options contracts was approximately$ 3, presented in “other current assets” (see Note 4). The net income (losses) recognized in “Financial income, net” during the three and nine month periods ended March 31, 2018 and 2017, were )$(75, ($292) and $268, $202, respectively.

f.	Recently Adopted Accounting Standards

ASC Topic 606 - Revenue from Contracts with Customers (ASC 606):

The Company adopted ASC 606 on July 1, 2017, using the modified retrospective transition method. Prior periods were not retrospectively adjusted. As the Company did not have any contracts with customers that were not completed as of June 30, 2017, the adoption of ASC 606 did not, and does not, have a material impact on the Company's consolidated financial statements, including the presentation of revenues in the Company's consolidated statements of operations upon adoption.

Revenue Recognition from sales of products:

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

Accounting Standards Update (“ASU”) No. 2017-11 – “Earnings Per Share” (Topic 260):

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11. The ASU was issued to address the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company was an early adopter of ASU No. 2017-11 as of July 1, 2017. The adoption of ASU No. 2017-11 did not have a material impact on the Company's consolidated financial statements and related disclosures.

ASU No. 2016-09 – “Compensation - Stock Compensation” (Topic 718):

In March 2016, the FASB issued guidance on improvements to employee share-based payments. The standard requires among other things, that excess tax benefits or deficiencies for share-based payments be recorded as an income tax benefit or expense, rather than being included within additional paid in capital, in the period in which the shares vest. Cash flows related to excess tax benefits will be included in operating activities instead of being separately classified as a financing activity. In addition, the standard permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation costs for stock-based compensation by either estimating the total number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. The new guidance is effective for fiscal years beginning after December 15, 2016. The Company elected not to adopt this guidance. The guidance has no material effect on the Company's consolidated financial statements.

g.	Recently Issued Accounting Pronouncements

ASU No. 2016-02 - “Leases” (Topic 842):

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

ASU No.  2016-15 - “Statement of Cash Flows” (Topic 230):

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU No.  2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of the guidance on its consolidated financial statements.

ASU No.2016-18 - Statement of Cash Flows (Topic 230):

In November 2016, the FASB issued ASU 2016-18. The ASU requires that the consolidated statement of cash flows include the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and equivalents balance presented on the consolidated balance sheet. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of March 31, 2018, all of the Company’s marketable securities were classified as available-for-sale.

	March 31, 2018					June 30, 2017
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$850	$-	$-	$(850)	$-	$11,988	$2,014	$(47)	$(767)	$13,188
Government debentures – fixed interest rate	-	-	-	-	-	157	1	-	-	158
Corporate debentures – fixed interest rate	-	-	-	-	-	47	1	-	-	48
	$850	$-	$-	$(850)	$-	$12,192	$2,016	$(47)	$(767)	$13,394
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	-	-	-	-	-	468	23	-	-	491
Corporate debentures – fixed interest rate	-	-	-	-	-	1,255	7	(1)	-	1,261
	$-	$-	$-	$-	$-	$1,723	$30	$(1)	$-	$1,752
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	-	-	-	-	-	17	1	-	-	18
	$-	$-	$-	$-	$-	$17	$1	$-	$-	$18
Total	$850	$-	$-	$(850)	$-	$13,932	$2,047	$(48)	$(767)	$15,164

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

The Company recognized other-than-temporary impairment losses on outstanding securities during the nine month period ended March 31, 2018 of $850.

In the nine month period ended March 31, 2018, the Company sold most of its marketable securities for aggregate net proceeds of approximately $21,890, representing a net gain of $8,440. The proceeds from the sale of such marketable securities is included in “Financial income, net”, for the three and nine month periods ended March 31, 2018.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2018 (Unaudited)		June 30, 2017
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$-	$-	$10,523	$4,641
Foreign currency derivative instruments	-	3	-	295
Total financial assets	$-	$3	$10,523	$4,936

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2018, an amount of $1,084 of cash was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

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

Through March 31, 2018, total grants obtained from the IIA aggregated to approximately $25,974 and total royalties paid and accrued amounted to $168. As of March 31, 2018, the Company's contingent liability in respect to royalties to the IIA amounted to $25,806, not including LIBOR interest as described above.

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

As of March 31, 2018, the aggregate amount of grants obtained from the Smart Money program was approximately $18. No royalties were paid or accrued. As of March 31, 2018, the Company's contingent liability with respect to royalties for the “Smart Money” program was $18.

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

e.
The Company announced that it will collaborate with the New York Blood Center (“NYBC”) on preclinical studies of its placental expanded R-18 cells (“PLX-R18”) to enhance the efficacy of umbilical cord blood transplantation. The project has been selected to receive a conditional award of $900 from Israel-United States Binational Industrial Research and Development Foundation (“BIRD Foundation”), of which an amount of $585 is a direct grant allocated to the Company. Per the terms of the project, the Company will provide the PLX-R18 cells and the NYBC will be responsible for conducting and supporting the studies. Amounts received in connection with this award are presented in “Other long-term liabilities”, as the Company does not expect to repay the liability in the next 12 months.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY

a.
On January 25, 2017, the Company issued, pursuant to an underwriting agreement relating to a firm commitment public offering (“January 2017 Offering”), an aggregate of 14,081,633 shares of common stock and warrants to purchase 8,448,980 shares of common stock, inclusive of the underwriter’s over-allotment option, which was exercised in full, for aggregate gross proceeds of $17,250. The net proceeds, after deducting underwriting commissions, discounts and other expenses related to the offering were $15,718.

b.
In the nine month period ended March 31, 2018, a total of 828,703 warrants from the January 2017 Offering were exercised by investors at an exercise price of $1.40 per share, resulting in the issuance of 828,703 shares of common stock for net proceeds of approximately $1,160.

c.
Pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the nine month period ended March 31, 2018, the Company sold 1,760,840 shares of common stock under the ATM Agreement at an average price of $1.44 per share. As of March 31, 2018, the Company raised an aggregate of approximately $2,412, net of issuance expenses of $124, under the ATM Agreement.

d.
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

e.	Options, warrants, restricted stock (“RS”) and restricted stock units (“RSU”) to employees, directors and consultants:

1.	Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). A summary of the Company’s activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

	Nine months ended March 31, 2018 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	815,650	$2.98
Options exercised	(9,107)	$0.90
Options forfeited	(450,150)	$4.86
Options outstanding at end of the period	356,393	$0.642	0.574	$259
Options exercisable at the end of the period	356,393	$0.642	0.574	$259
Options vested	356,393	$0.642	0.574	$259

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employee and director option holders had all option holders exercised their options on March 31, 2018. This amount changes based on the fair market value of the Company’s common stock.

e.	Options, warrants, restricted stock (“RS”) and restricted stock units (“RSU”) to employees, directors and consultants (cont.):

2.	Options to non-employees:

The Company accounts for its options to non-employees under the fair value method in accordance with ASC 718. A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Nine months ended March 31, 2018 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	177,200	$0.72
Options granted	238,400	$0.00
Options forfeited	(15,000)	$4.38
Options outstanding at end of the period	400,600	$0.16	7.46	$518

Options exercisable at the end of the period	185,900	$0.34	4.64	$224
Options vested and expected to vest	400,600	$0.16	7.46	$518

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Research and development expenses	$29	$5	$23	$2
General and administrative expenses	$45	$25	$17	$11
	$74	$30	$40	$13

e.	Options, warrants, restricted stock (“RS”) and restricted stock units (“RS”) to employees, directors and consultants (cont.):

3.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under its 2005 and 2016 incentive option plans for the nine month period ended March 31, 2018 (Unaudited), is as follows:

Number
Unvested at the beginning of period	6,064,901
Granted	3,223,126
Forfeited	(161,875)
Vested	(1,951,300)
Unvested at the end of the period	7,174,852
Expected to vest after March 31, 2018	6,979,856

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Research and development expenses	$835	$1,182	$504	$972
General and administrative expenses	3,637	1,055	1,070	616
	$4,472	$2,237	$1,574	$1,588

Unamortized compensation expenses related to RS and RSUs granted to employees and directors to be recognized over an average time of approximately 3.75 years are approximately $6,491.

e.	Options, warrants, restricted stock (“RS”) and restricted stock units (“RSU”) to employees, directors and consultants (cont.):

4.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under its 2005 and 2016 incentive option plan for the nine month period ended March 31, 2018 (Unaudited), is as follows:

Number
Unvested at the beginning of period	42,500
Granted	511,139
Vested	(379,080)
Unvested at the end of the period	174,559

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Research and development expenses	$21	$7	$18	$-
General and administrative expenses	328	308	155	74
	$349	$315	$173	$74

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7:-OTHER INCOME

In December 2017, the Subsidiary was awarded approximately $43 (NIS 150 thousand) by the Israeli Ministry of Labor, Social Affairs and Social Services related to its “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

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

                In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, or the 2017 Annual Report.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, Pluristem Ltd., unless otherwise indicated or as otherwise required by the context.

Overview

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery following surgery for hip fracture, and acute radiation syndrome, or ARS. A pivotal, multinational clinical trial is currently being conducted with our PLX-PAD product candidate in CLI. In addition, our Investigational New Drug (IND) application was cleared by the U.S. Food and Drug Administration, or FDA, for a multinational clinical trial for our PLX-PAD product candidate in hip fractures. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases, or NIAID, has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS and a pivotal study is planned under the FDA animal rule once funding will be secured for this project. Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placentas at the time of full term healthy delivery of a baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli and FDA’s current Good Manufacturing Practice requirements and has been approved by the European and Israeli regulators for production of PLX-PAD for late stage trials and marketing. In December 2017, after an audit of our facilities, we were granted manufacturer/importer authorization and Good Manufacturing Practice Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We intend to shorten the time to commercialization of our product candidates, by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently. We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole. We are pursuing these accelerated pathways for PLX-PAD in CLI and hip fracture. Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity.

 In May 2015, we announced that the PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency, or EMA. During fiscal year 2017, the FDA and several EU regulatory agencies cleared our application to begin the pivotal Phase III trial of PLX-PAD cells in the treatment of CLI for patients who are unsuitable for revascularization. This multinational Phase III trial is being conducted in the United States and Europe. In September 2017, we announced that the FDA has granted a fast track designation to our ongoing Phase III study of PLX-PAD cells for the treatment of CLI in patients ineligible for revascularization. The FDA’s fast track designation is a process designed to facilitate the development and expedite the review of drug to treat serious conditions and unmet medical needs. With fast track designation, there is an increased possibility for a priority review by the FDA of PLX-PAD cells for the treatment of CLI.

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $9,400,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with us and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,300,000) is a direct grant allocated to us for manufacturing and other costs, and we also expect to have direct benefit from cost savings resulting from grant amounts allocated to the other consortium members. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation has been amended such that we will receive an additional direct grant of Euro 1,000,000 (approximately $1,200,000). The additional direct grant was allocated to us from the total amount of the original grant.

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

In January 2017, we announced that we had completed enrollment of all 172 patients in the randomized, double blind, placebo controlled, multinational Phase II intermittent claudication, or IC, clinical trial. We anticipate data readouts in the second quarter of 2018.

In July 2016, we announced our intent to conduct a Phase III trial assessing our PLX-PAD cells in recovery following surgery for hip fracture in the United States and Europe. The EMA, confirmed that this indication would also be eligible for the Adaptive Pathways project.

In April 2018, we announced that the FDA cleared our Investigational Drug Application for our Phase III trial for recovery following surgery for hip fracture. We are in discussions with several EU countries to approve this study in Europe as well and expect to begin patient enrollment in both the United States and the EU during 2018.

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400,000 (approximately $9,100,000) grant, as part of the European Union’s Horizon 2020 program. This Phase III study will be a collaborative project carried out by an international consortium led by Charite Universitätsmedizin Berlin, together with us, and with participation of additional third parties. The grant will cover a significant portion of the project costs. An amount of Euro 2,550,000 (approximately $3,100,000) is a direct grant allocated to us for manufacturing and other costs, and we also expect to have a direct benefit from cost savings resulting from grant amounts allocated to the other consortium members.

In May 2017, we announced promising results of our non-human primates, or NHPs, pilot study for PLX-R18 as a treatment for ARS. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as level of bone marrow function, which is affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help support a pivotal study designed to meet the requirements for a Biologics License Application submission under the FDA’s Animal Rule regulatory pathway. In April 2018, we announced that the FDA approved our IND application for PLX-R18 cell therapy in the treatment of ARS.

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

PLX R18 is also under development in a Phase I trial in the United States and Israel for incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT. We initiated the trial in fiscal year 2017 in the United States. In October 2017, we received an approval from the Israeli Ministry of Health to initiate this Phase I trial in Israel as well. In February 2018, we announced that a peer-reviewed journal has published key findings from a study of PLX-R18 that demonstrate the cells’ efficacy in improving human hematopoietic engraftment.

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by LEITAT, was awarded a Euro 6,800,000 (approximately $8,400,000) non-royalty bearing grant. An amount of Euro 500,000 (approximately $600,000) is a direct grant allocated to us.  We also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

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

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2017.

Revenues

Revenues for the nine month periods ended March 31, 2018 were $50,000, versus no revenues generated in the nine and three month period ended March 31, 2017. All revenues in the nine month period ended March 31, 2018 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the nine months ended March 31, 2018 increased by 1% from $16,537,000 for the nine months ended March 31, 2017 to $16,697,000. This increase is mainly attributed to: (1) an increase in payroll expenses related to differences in exchange rates, an increase in the number of employees and increases in average salaries, (2) an increase in materials consumption, and (3) a decrease in IIA participation ($3,300,000 was approved in calendar year 2016 compared to $1,500,000 that was approved in calendar year 2017 and compared to $900,000 approved in calendar year 2018). The increase was partially offset due to: (1) a higher participation of the European Union with respect to the Horizon 2020 grants which commenced in calendar year 2017, (2) decrease in subcontractors’ expenses related to some of our clinical studies, and (3) a decrease in stock-based compensation expenses due to the amount of restricted stock units granted and their vesting schedules.

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three months ended March 31, 2018 increased by 1% from $6,337,000 for the three months ended March 31, 2017 to $6,382,000, This increase is mainly attributed to: (1) an increase in materials consumption, (2) an increase in payroll expenses, consisting of an increase in the number of employees, increases in average salaries and differences in exchange rates, and (3) an increase in subcontractors’ expenses related to some of our clinical studies. The increase was partially offset due to: (1) a higher participation of the European Union with respect to the Horizon 2020 grants which commenced in calendar year 2017, (2) a decrease in stock-based compensation expenses due to the amount of restricted stock units granted and their vesting schedules, and (3) an increase in IIA participation ($1,500,000 was approved in calendar year 2017 compared to $900,000 that was approved in calendar year 2018).

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2018 increased by 71% from $4,896,000 for the nine months ended March 31, 2017 to $8,349,000, mainly due to: (1) an increase in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, (2) an increase in payroll expenses related to an increase in the number of employees, increases in average salaries and differences in exchange rates, and (3) an increase in corporate activities expenses.

General and administrative expenses for the three months ended March 31, 2018 increased by 41% from $1,886,000 for the three months ended March 31, 2017 to $2,666,000. The increase was mainly due to: (1) an increase in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, (2) an increase in payroll expenses related to an increase in the number of employees, increases in average salaries and differences in exchange rates, and (3) an increase in corporate activities expenses.

Financial Income, Net

Financial income, net, increased from a net income of $635,000 for the nine months ended March 31, 2017 to a net income of $7,810,000 for the nine months ended March 31, 2018, mainly due to the sale of our investments in marketable securities, specifically the sale of the investment in CHA shares which resulted in a net gain of $6,200,000. The increase was partially offset due to an expense of $850,000 resulting from other-than-temporary impairment loss recognized and due to changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the New Israeli Shekel, or NIS.

Financial income, net, increased from a net income of $359,000 for the three months ended March 31, 2017 to a net income of $7,517,000 for the three months ended March 31, 2018, mainly due to the sale of our investments in marketable securities, specifically the sale of the investment in CHA shares which resulted in a net gain of $6,200,000.

The increase was partially offset due to changes in the fair value of our hedging instruments and due to an expense from exchange rates related to the strength of the U.S. dollar against the NIS.

Net Loss

Net loss for the nine and three month periods ended March 31, 2018 was $17,145,000 and $1,531,000, respectively, as compared to net loss of $20,798,000 and $7,864,000 for the nine and three month periods ended March 31, 2017, respectively. The changes were mainly due to the increases in financial income, net, offset by an increase in general and administrative expenses, as described above. Net loss per share for the nine and three month periods ended March 31, 2018 was $0.16 and $0.01, respectively, as compared to $0.25 and $0.09 for the nine and three month periods ended March 31, 2017.

For the nine and three month periods ended March 31, 2018 and March 31, 2017, we had weighted average shares of common stock outstanding of 104,107,748, 110,044,458 and 84,573,038, 91,753,808, respectively, which were used in the computations of net loss per share for the nine and three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares, mainly related to the issuances of shares from public offerings we conducted in January and October 2017, issuances of shares to employees and consultants, issuances of shares pursuant to our At Market Issuance Sales Agreement, or the ATM Agreement, and shares issued as a result of exercises of options and warrants.

Liquidity and Capital Resources

As of March 31, 2018, our total current assets were $35,708,000 and total current liabilities were $7,807,000. On March 31, 2018, we had a working capital surplus of $27,901,000, stockholders' equity of $33,228,000 and an accumulated deficit of $206,716,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities and funds from grants from the IIA, European Union, Israel’s Ministry of Economy, and other research grants.

Our cash and cash equivalents as of March 31, 2018 amounted to $5,940,000 compared to $5,319,000 as of March 31, 2017, and compared to $4,707,000 as of June 30, 2017. Cash balances changed in the nine months ended March 31, 2018 and 2017 for the reasons presented below.

Operating activities used cash of $15,594,000 in the nine months ended March 31, 2018, compared to $15,221,000 in the nine months ended March 31, 2017. Cash used in operating activities in the nine months ended March 31, 2018 and 2017 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, Horizon 2020, Israel’s Ministry of Economy and other research grants.

Investing activities used cash of $487,000 in the nine months ended March 31, 2018, compared to cash used of $1,411,000 for the nine months ended March 31, 2017. The investing activities in the nine months ended March 31, 2018 consisted primarily of $21,012,000 related to investment in short term deposits, investment of $1,146,000 in marketable securities and payments of $219,000 related to investment in property and equipment, offset by cash provided from the sale and redemption of marketable securities of $21,890,000. The investing activities in the nine months ended March 31, 2017 consisted primarily of the investment of $3,791,000 of short term deposits, an investment of $2,292,000 in marketable securities and payments of $360,000 related to investments in property and equipment, offset by $5,024,000 provided from the sale and redemption of marketable securities.

Financing activities generated cash of $17,314,000 during the nine months ended March 31, 2018, compared to $15,728,000 for the nine months ended March 31, 2017. The cash generated in the nine months ended March 31, 2018 from financing activities is related to net proceeds of $13,646,000 from issuing shares of our common stock in a public offering we conducted in October 2017, net proceeds of $1,168,000 from issuing shares of our common stock from the exercise of warrants and options, net proceeds of $2,412,000 from issuing shares of our common stock under our ATM Agreement and proceeds of $88,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation.

The cash generated in the nine months ended March 31, 2017 from financing activities was related to net proceeds of $15,718,000 from issuing shares of our common stock in the public offering we conducted in January 2017 and from the exercise of options by employees and non-employee consultants.

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

In July 2017, we entered into the ATM Agreement with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We are not obligated to make any sales of common stock under the ATM Agreement. During the nine month period ended March 31, 2018, we sold an aggregate of 1,760,840 shares of common stock pursuant to the ATM Agreement at an average price of $1.44 per share.

On January 8, 2018, we sold our entire holdings in CHA Biotech Co. Ltd, or CHA, consisting of 400,368 shares of CHA, on the open market for aggregate net proceeds of approximately $10,500,000, representing a net gain of $6,200,000 presented in “Financial income, net”.

During the nine months ended March 31, 2018, we received cash of approximately $1,504,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2018, total grants obtained from the IIA aggregated to approximately $25,974,000 and total royalties paid and accrued amounted to $168,000.

The IIA has supported our activity in the past twelve years. Our previous program, for the twelfth year, was approved by the IIA in 2017 and relates to a grant of approximately $1,500,000. The grant was used to cover research and development expenses for the period of January 1, 2017 to December 31, 2017. Our last program, for the thirteenth year, was approved by the IIA in 2018 and relates to a grant of approximately $900,000. The grant was used, and will continue to be used, to cover research and development expenses for the period of January 1, 2018 to December 31, 2018.

As of March 31, 2018, we received total grants of approximately $3,218,000 in cash from the European Union research and development consortiums in the Horizon 2020.

During the nine months ended March 31, 2018, we received cash of approximately $50,000 from a third party from the sale of our PLX cells for research use.

During the nine months ended March 31, 2018, we were awarded approximately $43,000 (NIS 150,000) by the Israeli Ministry of Labor, Social Affairs and Social Services related to an “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on form 10-K for the fiscal year ended June 30, 2017.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of May 6, 2018, we have been deemed to have sold $80,000,000 pursuant to our existing shelf under our ATM Agreement and $15,051,000 of gross proceeds relating to our October 2017 public offering of 9,000,000 shares of our common stock.

Outlook

We have accumulated a deficit of $206,716,000 since our inception in May 2001. We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.

We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

We are continually looking for sources of funding, including non-diluting sources such as the IIA grants, the European Union grant and other research grants, and sales of our common stock.

As of March 31, 2018, our cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $33,375,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to management’s estimates, liquidity resources as of March 31, 2018 will be sufficient to maintain our operations into the first quarter of fiscal year 2020. Our inability to raise funds to carry out our business plan will have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

   During the three months ended March 31, 2018, we issued an aggregate of 22,059 shares of common stock to a consultant for services rendered.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
 Date:  May 9, 2018

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer and President
(Principal Executive Officer)
 Date:  May 9, 2018

By: /s/ Erez Egozi
 Erez Egozi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
 Date:  May 9, 2018