Form 10-K
period 2018-06-30
PLURISTEM THERAPEUTICS INC
filed 2018-09-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended June 30, 2018

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

☒ Yes           ☐No

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$140,859,860

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

113,595,483 as of September 2, 2018

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – "Business" and Item 7 – "Management's discussion and Analysis of Financial Condition and Results of Operations," (especially in the section titled "Outlook") as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our products in treating various medical conditions;

•	the clinical trials to be conducted according to our license agreement with CHA Biotech Co. Ltd.;

•	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

•	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

•	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

•	achieving regulatory approvals, including under accelerated paths;

•	receipt of future funding from the Israel Innovation Authority;

•	our marketing plans, including timing of marketing our first product candidate, PLX-PAD;

•	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

•	the timing and development of our PLX-Immune product candidate;

•	our estimations regarding the size of the global market for our product candidates;

•	our expectations regarding our production capacity;

•	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

•	our expectations regarding our short- and long-term capital requirements;

•
the proposed joint venture to be established with Sosei Corporate Venture Capital Ltd. for the clinical development and commercialization of Pluristem’s PLX-PAD cell therapy product in Japan, the plan to enter into definitive agreements and the timing of entering such agreements;

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

PART I

Item 1.  Business.

Our Current Business

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery following surgery for hip fracture, and acute radiation syndrome, or ARS.  Each of these indications is a severe unmet medical need. We were incorporated in Nevada in 2001, and have a wholly owned subsidiary in Israel called Pluristem Ltd., or the Subsidiary. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli and U.S. Food and Drug Administration, or FDA’s, current Good Manufacturing Practice requirements and has been approved by the European and Israeli regulators for production of PLX-PAD for late stage trials and marketing. In December 2017, after an audit of our facilities, we were granted manufacturer/importer authorization and Good Manufacturing Practice Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity. Our business model for commercialization and revenue generation includes, but is not limited to, direct sale of our products, partnerships, licensing deals, and joint ventures with pharmaceutical companies.

We aim to shorten the time to commercialization of our product candidates by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently.  We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole.

Two pivotal, Phase III multinational clinical trials are currently being conducted with our PLX-PAD product candidate: one in CLI, and the other in recovery following surgery for hip fracture.

Our PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency, or EMA, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA accelerated pathway, the FDA Fast Track Approval and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,900,000) grant as part of the European Union’s Horizon 2020 program.

Our PLX-PAD cell program in recovery following surgery for hip fracture was also selected for the Adaptive Pathways pilot project of EMA and was awarded a Euro 7,400,000 (approximately $8,600,000) grant, as part of the European Union’s Horizon 2020 program.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases, or NIAID, has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS.

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

Our Technology

We develop, and intend to commercialize, cell therapy production technologies and products that are derived from the human placenta. Our PLX cells are adherent stromal cells, or ASCs, that are expanded using a proprietary 3D process. This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow. Our 3D process enables the large-scale monitored and controlled production of reproducible, high quality cell products and is capable of manufacturing a large number of PLX doses originating from different placentas. Additionally, our manufacturing process has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Product Candidates

Our primary objective is to be the leading provider of allogeneic placenta based cell therapy products that are true off-the-shelf products that do not require any matching or additional manipulation prior to administration. From the physician’s and patient’s perspective, we believe that our PLX products are comparable to any other product delivered in a vial. Our PLX products are administered using a standard needle and syringe. Our PLX products are in clinical stage development for multiple indications.

Our first product candidate, PLX-PAD, is currently in a Phase III multinational clinical trial in CLI, and in a Phase III multinational clinical trial in recovery following surgery for hip fracture.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, as well as in a Phase I trial in the United States and Israel for incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT.

Our third product candidate, PLX-Immune is under pre-clinical development for treatment of certain human cancer types.

We believe that using the placenta as a unique cell source, combined with our innovative research, development and high quality manufacturing capabilities, will be the "engine" that drives this platform technology towards the successful development of additional PLX cell therapy products and indications.

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – We are investigating the use of PLX-PAD cells for the treatment of various stages of peripheral arterial disease, from early stage IC to advanced CLI.

In May 2015, we announced that the PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the EMA. During fiscal year 2017, the FDA and several EU regulatory agencies cleared our application to begin the pivotal Phase III trial of PLX-PAD cells in the treatment of CLI for patients who are unsuitable for revascularization. This multinational Phase III trial is being conducted in the United States, Europe and Israel. In September 2017, we announced that the FDA granted a fast track designation to our ongoing Phase III study of PLX-PAD cells for the treatment of CLI in patients ineligible for revascularization. The FDA’s fast track designation is a process designed to facilitate the development and expedite the review of drug to treat serious conditions and unmet medical needs. With fast track designation, there is an increased possibility for a priority review by the FDA of PLX-PAD cells for the treatment of CLI.

In addition, our Phase III study of PLX-PAD in CLI is a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with us and with participation of additional third parties. We have received a grant from the European Union’s Horizon 2020 program for our Phase III study of PLX-PAD in CLI.

Our intention is to file a request for marketing authorization in the United States and in Europe following a successful completion of this 246-patient trial. Based on our discussion with the EMA, we may conduct an interim efficacy analysis based on data of 50% of the patients enrolled in the study. If these trials yield positive results, they could lead to early conditional marketing approval in Europe.

In January 2018, we announced that the FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI.

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

In June 2018, we announced top-line results from our 172 patients, randomized, double blind, placebo controlled, and multinational Phase II clinical study in Intermittent Claudication (IC). The study’s outcome suggested that a PLX-PAD treatment reduced the incidence of revascularization and improved patients’ mobility. In addition, the study results validate the design of our ongoing pivotal Phase III study in CLI, a more severe stage of peripheral arterial disease, and we believe confirmed our proprietary bio-therapeutic approach.

In April 2015, Japan’s PMDA approved our large-scale manufacturing methods and quality for PLX-PAD cells for use in clinical trials.  In August 2015, the PMDA granted safety clearance to PLX-PAD cells for use in clinical trials in Japan, and in December 2015 we reached an agreement with the PMDA on the design of the final trial needed to apply for conditional marketing approval of PLX-PAD cells in the treatment of CLI. The approval of the protocol for the 75-patient trial was part of a larger agreement on the development of PLX-PAD via Japan’s new accelerated regulatory pathway for regenerative medicine.

Additionally, in May 2015, our CLI clinical development program was selected for the EMA’s Adaptive Pathways pilot project and one of very few companies that successfully passed through the different stages of the project. The goal of the project is to improve timely access for patients to new medicines. It allows for early marketing authorization of a therapy in a restricted patient population, followed by additional assessments and the possibility of later approval for use in broader patient populations.

Orthopedic Diseases – In April 2018, we announced that the FDA cleared our Investigational New Drug, or IND, for our Phase III trial for recovery following surgery for hip fracture. This multinational Phase III trial is being conducted in the United States, Europe and Israel. The EMA confirmed that recovery following surgery for hip fracture is eligible for the Adaptive Pathways pilot project

Our Phase III trial protocol and design was based on our phase I/II, randomized, double-blind, placebo‑controlled study (n=20) to assess the safety and efficacy of intramuscular injections of allogeneic PLX‑PAD cells for the regeneration of injured gluteal musculature after total hip replacement has been conducted in Germany under the approval of PEI. In this study, PLX-PAD cells or placebo were injected into the traumatized gluteal muscle during total hip replacement surgery. The study results met its primary efficacy endpoint, change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement. Patients treated with PLX-PAD had a significantly greater improvement of maximal voluntary muscle contraction force than the placebo group (p=0.0067). In addition, the study demonstrated that PLX-PAD was safe and well tolerated by the patients.

Recovery following Hematopoietic cell transplantation, or HCT – In March 2015, we reported positive data from three independent preclinical studies of PLX-R18. Results from these trials, as well as those from nineteen prior studies conducted by the NIAID, Case Western University, Cleveland, Ohio, and Hadassah Medical Center, Jerusalem, Israel, collectively suggest that PLX-R18 is safe and may improve outcomes after bone marrow failure and/or support hematopoietic cell transplantation. Data collected on the mechanism of action show that PLX-R18 acts by enhancing production of platelets and white and red blood cells in cases of severely damaged bone marrow, and may also accelerate engraftment of transplanted hematopoietic cells. With these capabilities, PLX-R18 could potentially treat a broad range of indications related to bone marrow function which, taken together, constitute a substantial global market.

PLX-R18 is also under development in a Phase I trial in the United States and Israel for incomplete hematopoietic recovery following HCT.

We initiated the trial in fiscal year 2017 in the United States. In October 2017, we received an approval from the Israeli Ministry of Health to initiate this Phase I trial in Israel as well. In February 2018, we announced that a peer-reviewed journal published key animal findings from a study of PLX-R18 that demonstrate the cells’ efficacy in improving human hematopoietic engraftment.

ARS – We have conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with the NIAID. The U.S. National Institutes of Health, or NIH, funded and conducted a pilot study in non-human primates, or NHPs, to evaluate the therapeutic effect of PLX-R18 on hematological aspects of ARS. In May 2017, we announced results of the NHPs pilot study for PLX-R18 as a treatment for ARS. Although study size was not designed to show significance, results showed a trend toward improved survival of PLX-R18 treated animals compared to control, placebo treated animals. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as hematological parameters which are affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help the design of a pivotal study to fulfill the requirements for a Biologics License Application submission under the FDA’s Animal Rule regulatory pathway.

We plan to continue the discussions with the different government agencies with the goal of receiving their support for pivotal studies in large animals as well as conducting the safety studies required in order to file BLA for this indication. In August 2017, we announced that a pilot study of our PLX-R18 cell therapy will be initiated by the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences. The study will examine the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first twenty four hours of, exposure to radiation.

In April 2018, we announced that the FDA approved our IND application for PLX-R18 cell therapy in the treatment of ARS. The IND allows us to treat victims who may have been acutely exposed to high dose radiation due to nuclear attack or accident.

In December 2015, we also signed a Memorandum of Understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. In August 2017, we announced that a pilot study of our PLX-R18 cell therapy will be initiated by the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences. The studies are examining the effectiveness of PLX-R18 as a treatment for ARS prior to exposure to radiation. In June, 2018, we reported positive animal data from studies conducted in collaboration with Fukushima Medical University evaluating PLX-R18 cells as a treatment for radiation damage to the gastrointestinal, or GI, tract and bone marrow. Data from these studies showed that PLX-R18 cells significantly increased survival rates, preserved GI stem cells activity that enhance the recovery of the GI system and prevented severe damage to the intestinal lining, suggesting PLX-R18 potential as a multi-organ therapy for ARS.

In October 2017, we announced that the FDA granted us an orphan drug designation for our PLX-R18 cell therapy for the prevention and treatment of ARS.

Other indications

In June 2018, we announced that we entered into collaboration with the U.S. Department of Defense and its United States Army Medical Research Institute of Chemical Defense to study PLX-R18 in the treatment of long term lung injuries following exposure to mustard gas. These non-clinical studies will be funded by the NIH.

In September 2017, we signed an agreement with Tel Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a clinical Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease. This trial is an investigator initiated study.

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

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Japan’s PMDA, Germany’s PEI as well as other European national competent authorities and the Israeli Minister of Health, or MOH, and we are also working with the Ministry of Food and Drug Safety, or MFDS, of South Korea authority via our collaborator, CHA.

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

In September 2017, we announced that the FDA granted “Fast Track” designation for PLX-PAD in CLI. The FDA’s Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and unmet medical needs. With Fast Track designation, there is an increased possibility for a priority review by the FDA of PLX-PAD cells for the treatment of CLI.

In January 2018, we announced that the FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI. EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. As part of the EAP, our PLX-PAD cell therapy will be made available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in the our ongoing Phase III clinical study.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 119 issued patents and 93 pending patent applications in the United States, Europe, China and Japan, as well as in additional countries worldwide, including Israel, countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent). In April 2016, the Subsidiary entered into a licensing agreement with TES Holdings Co., Ltd., a venture company derived from the University of Tokyo, to obtain a key patent in Japan to cover the treatment of ischemic diseases with placental cell therapy. This license is subject to future single low-digit royalties from sales of our product for treatment in the field of ischemic diseases in Japan, until expiry of the patent in 2023. This license follows the grant of two key patents to us by the Japanese Patent Office, which address three dimensional methods for expanding placental and adipose cells, and specified cell therapies produced from placental tissue using these methods. In February 2017, the Subsidiary signed an agreement with founders of a certain patent for a five year option to purchase the certain patent for an amount of 1 million Euro. The agreement includes yearly payments of 75,000, 75,000 and 100,000 Euros to be paid in February 2017, 2018 and 2019, respectively.  In case we decide to purchase the certain patent, until January 15, 2019, 50% of the yearly payments will be deducted from the amount of 1 million Euro.  We are entitled to terminate the agreement for convenience upon providing the founders 30 days prior notice.

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

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS PCT/US2000/02688		United States, Japan, Europe, New Zealand, Canada	February 4, 2020
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	United States, Europe, China, Hong Kong, Canada, Brazil	Japan, Europe, Israel, Singapore, Russia, South Africa, Australia, India, South Korea, Mexico, Hong Kong, China	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Europe, Israel, China, Hong Kong, Brazil, Russia, Japan	United States, Europe, Singapore, Australia, Hong Kong, South Africa, India, Mexico, Japan, South Korea, Canada, China, Israel	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527	United States, Israel	United States, Israel, Russia, South Africa	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844	United States	Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846	India, Hong Kong, China	United States, Russia, Australia, South Africa, Mexico, Europe, Canada, Singapore, Hong Kong	September 1, 2029

ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States	Israel, Europe, Hong Kong	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, China, Europe, Israel, India	United States, Europe, China, Canada, Australia, New Zealand, South Africa, Hong-Kong, Mexico	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	United States, China, Europe, Hong Kong, Israel, India, South Korea	United States, Canada, Israel, Australia, Mexico, Singapore, South Africa	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States, Europe, Hong Kong, Israel, South Korea, Japan	Europe, Japan, South Korea, Israel, Hong Kong	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe, Israel, Hong Kong	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114	United States, Israel		February 20, 2034
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184	Europe, India, Mexico	United States, Canada, China, Israel, Japan, Singapore, Australia, Hong Kong, South Korea, Russia,	August 31, 2033
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186	China, Japan, Korea, Canada, Israel, Singapore, Hong Kong	United States, Europe, Australia, South Africa	August 31, 2033

METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	United States, Europe, China, Japan, Korea, Canada, Israel, India, Hong Kong	Australia, Singapore, Russia	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559	United States, Europe, Israel		March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763	United States, Israel		December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	United States, China, Israel		March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310	Patent Cooperation Treaty		June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	Patent Cooperation Treaty, Australia		February 16, 2037
DRUG CONTAINING HUMAN PLACENTA-ORIGIN MESENCHYMAL CELLS AND PROCESS FOR PRODUCING VEGF USING THE CELLS JP20030579842		Japan	March 28, 2023

Research and Development

Our research and development expenses were $26,371,000, $24,001,000 and $22,856,000 in fiscal years 2018, 2017 and 2016, respectively, before deducting the participation by the Israel Innovation Authority, or IIA (previously the Office of the Chief Scientist), participation by the European Union research and development consortium under the European Union's Horizon 2020 program and grants by other third parties.

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

The first clinical study that was performed as part of the CHA Agreement was a Phase II trial in IC. Upon the first regulatory approval for a PLX product in South Korea, if granted, for the specified indications, we and CHA will establish an equally owned joint venture with the purpose of commercializing PLX cell products in South Korea. Additionally, we will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

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

In October 2017, we entered into a collaborative project, the nTRACK, carried out by an international consortium led by Leitat. The aim of this project is to examine gold nano particles labeling of stem cells to enable assessment of cells’ in vivo persistence and distribution in correlation to biological efficacy. Under the project, PLX cells, labeled and non-labeled will be characterized and examined in animal models for muscle injury.

In April 2018, NIAID awarded a $2.5 million grant to Indiana University to conduct, together with us, studies of our PLX-R18 cell therapy in the treatment of ARS. The goal of this project is to extend the PLX-R18 ARS studies to include examination of survival in pediatric and geriatric populations as well as the ability of PLX-R18 to alleviate delayed effects of radiation in survivors.

In July 2018, we entered into a strategic collaboration agreement with Thermo Fisher Scientific Inc. with the aim of advancing the fundamental knowledge of cell therapy industrialization and to improve quality control of the end-to-end supply chain. The collaboration will combine Thermo Fisher’s experience in cell therapy development and bioproduction scaleup with our expertise in cell therapy manufacturing, clinical development and quality control.

We plan to continue to collaborate with universities and academic institutions and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

In recent years we have also engaged in research and development projects with other leading research institutions such as Hadassah University Medical Center, or Hadassah, in Jerusalem, Israel, and the Texas A&M Health Science Center, or Texas A&M in Round Rock, Texas. We used the services of Texas A&M for conducting a pre-clinical trial with PLX cells in a mice model of pre-eclampsia. We have no current or ongoing obligations to Texas A&M. We used the services of Hadassah to conduct pre-clinical trials, mainly in the field of radiation-induced hematopoietic failure. From time to time, we have performed additional studies with Hadassah furthering our understanding of the mechanism of action of the PLX-R18 product. We have no current or ongoing obligations to Hadassah. As of June 30, 2018, both projects with Texas A&M and Hadassah have been completed.

Sosei CVC Term Sheet

 In December 2016, we announced that we signed a term sheet with Sosei CVC for the establishment of a joint venture for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan for CLI. We extended the deadline to consummate the transaction to December 31, 2017 but have not entered into an additional extension since such time. To date, we have not yet closed on the proposed transaction. We are still in discussions with Sosei CVC and other related investors in order to finalize the terms of a definitive agreement.

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

The site was also inspected and approved by Israel’s Ministry of Health and we received a GMP certification and manufacturer-importer authorization. Following the clinical approval of the facility, we are moving forward with our planned clinical trials based on cells manufactured in the new, efficient and improved manufacturing processes.

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

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical trials and marketing applications in the United States, generally requires the following steps prior to approving a new biological product either for clinical studies or for commercial sale:

•	Submission of an Investigational New Drug Application, which must become effective before clinical testing in humans can begin;

•	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the drug candidate into humans in clinical trials;

•	FDA may grant approval for Expanded Access Program prior to the completion of clinical studies, in order to allow access for the investigational drug, for patients that are excluded from the study.

•
FDA may grant priority review status, in order to expedite the Biologics License Application, or BLA, review process. Obtaining of a Fast Track designation allows access for the request of priority review.

•	Submission to the FDA of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical trials;

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

In May 2015, we were selected by EMA for development of PLX-PAD cells via the Adaptive Pathways approach, with the potential to reach the market several years faster than the traditional regulatory approval pathway. The Adaptive Pathways group at the EMA is advising us with respect to the clinical development of PLX-PAD in CLI and in recovery following surgery for hip fracture.

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

Clinical trials

Typically, in the United States, the European Union as well as in Japan, clinical testing involves a three-phase process, although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers, or patients in cases of ethical issues with using healthy volunteers, and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with a homogenous group of patients afflicted with the specific target disease, in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, controlled trials conducted with a heterogeneous group of patients afflicted with the target disease, in order to provide statistically valid proof of efficacy, as well as safety and potency. The Phase III trials represent the trials that are considered for confirmation of efficacy and safety and are the most important ones for the approval. In some circumstances, a regulatory agency may require Phase IV, or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market.

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

Employees

We presently employ a total of 172 full-time employees and 8 part-time employees, of whom 147 full-time employees and 8 part-time employees are engaged in research, manufacturing and clinical trials.

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

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia such as Athersys, Inc., Capricor Therapeutics, Inc., Celularity – a spin-off of Celgene Corporation, Tigenix NV, SanBio Inc., Healios K.K., Cytori Therapeutics, Cesca. and Mesoblast LTD. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies, and the efficacy of our products.

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

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities into the first quarter of the Company's fiscal year 2020. As of June 30, 2018, we had cash and cash equivalents and short-term bank deposits of $29.9 million.

We need to raise additional funds by the first quarter of our fiscal year 2020 in order to continue to fund our operations, and we cannot provide any assurance that we will be successful in doing so.  Our independent registered public accounting firm, Kost Forer, Gabbay & Kassierer, a Member of Ernst & Young Global, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended June 30, 2018, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

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

So far, the products we are developing have completed one Phase I/II clinical trial of Gluteal Musculature rehabilitation after total hip arthroplasty (efficacy, ongoing for safety), two Phase I clinical trials for CLI, and one Phase II clinical trial in IC. Our early stage cell therapy product candidates may fail to perform as we expect. Moreover, even if our cell therapy product candidates successfully perform as expected, in later stages of development they may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing.  We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

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

We have a limited operating history in our business of developing and commercializing cell production technology.  Until we entered into the United Agreement, which was terminated in December 2015, we did not generate any revenues.  While we generated minimal revenue for the year ended June 30, 2018, it is not clear when we will generate additional revenues or whether we will experience further delays in recognizing revenues such as if we experienced a clinical hold.  Our primary source of funds has been the sale of our common stock and government grants.  We cannot give assurances that we will be able to generate any significant revenues or income in the future.  There is no assurance that we will ever be profitable.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro, because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities. During the fiscal year ended June 30, 2018, or fiscal year 2018, we entered into options contracts to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses and costs of operations denominated in NIS.

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

Our assets include a significant component of cash and cash equivalents and bank deposits.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2018.  Currently, we hold part of our current assets in bank deposits.  However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Although our internal control over financial reporting was considered effective as of June 30, 2018, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting.  Management's report as of the end of fiscal year 2018 concluded that our internal control over financial reporting was effective.  In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2018.  There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

We may not be able to take advantage of the new regulatory pathways in the United States, Europe and Japan to shorten our time to market our products.

Recent regulatory pathways in United States, Europe and Japan may allow for early commercialization of our products and reducing the time to market our products.

The FDA’s Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and unmet medical needs. The FDA granted PLX-PAD with “Fast Track” designation for the treatment of CLI.

The EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. The FDA has cleared PLX-PAD EAP, for the treatment of patients with CLI. As part of the EAP, our PLX-PAD cell therapy will be made available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in the our ongoing Phase III clinical study.

The purpose of Europe’s Adaptive Pathways is to shorten the time it takes for innovative medicines to reach patients with serious conditions that lack adequate treatment options. After a therapy is selected for the program, the Adaptive Pathways group conducts high level discussions and provides guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications. In Japan, a new law regarding regenerative therapies, including cell therapies, came into effect. The new law allows for conditional, time-limited approval of products for marketing after limited proof of efficacy.  The EMA selected our PLX-PAD cell program in CLI and in recovery following surgery for hip fracture for its Adaptive Pathway project.

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

We have signed a term sheet with Sosei CVC for the establishment of a new Japanese corporation, or NewCo, for the clinical development and commercialization of our PLX-PAD cell therapy product in Japan. We extended the deadline to consummate the transaction to December 31, 2017 but have not entered into an additional extension since such time. While the parties believe definitive agreements will be finalized, there is no guarantee that we will be successful in executing the agreements. It is possible that the definitive agreements will not be executed, or that they may be executed on terms and conditions that are materially different than those set forth in the term sheet. There can be no assurance that we will execute the definitive agreements or that the proposed joint venture with Sosei CVC will be completed.

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

Unsuccessful compliance with certain European privacy regulations could have an adverse effect on our business and reputation.

        The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The  GPDR also extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations impose additional responsibility and liability in relation to personal data that we process and we intend to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. Changes to these European privacy regulations and unsuccessful compliance may be onerous and adversely affect our business, financial condition, prospects, results of operations and reputation.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our monthly rent payment for these leased facilities as of July 2018 was 258,000 NIS (approximately $73,000), excluding MTM - Scientific Industries Center Haifa, Ltd., or MTM, participation as described at Item 7. For the fiscal year ended June 30, 2018, we recognized an expense of $878,000, net, for rent of Building No. 5, which was offset by MATAM participation of $239,000 due to renovations made in Building No. 5.

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

Quarter Ended	High	Low
Fiscal Year Ended June 30, 2017
September 30, 2016	$1.85	$1.30
December 31, 2016	$1.65	$1.38
March 31, 2017	$1.64	$1.04
June 30, 2017	$1.59	$1.20
Fiscal Year Ended June 30, 2018
September 30, 2017	$1.62	$1.06
December 31, 2017	$2.12	$1.30
March 31, 2018	$1.65	$1.29
June 30, 2018	$1.52	$1.14

On September 2, 2018, the per share closing price of our common stock, as reported on Nasdaq website, was $1.33.  As of August 31, 2018, there were 108 holders of record, and 113,595,483 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares.  Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Item 6. Selected Financial Data.

The selected data presented below under the captions "Statements of Operations Data," "Statements of Cash Flows Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2018, are derived from, and should be read in conjunction with, our audited consolidated financial statements.

The information contained in this table should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this report (in thousands of dollars except share and per share data):

	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$50	$-	$2,847	$379	$379
Cost of revenues	2	-	100	13	11
Gross profit	48	-	2,747	366	368
Research and development expenses	26,371	24,001	22,856	23,416	24,938
Research and development participation grants	3,742	2,909	3,276	4,243	5,396
Research and development expenses, net	22,629	21,092	19,580	19,173	19,542
General and administrative expenses	11,193	6,927	6,486	6,460	8,676
Other income	43	-	-	-	-
Operating loss	33,731	28,019	23,319	25,267	27,850
Financial income, net	7,605	205	73	590	918
Net loss for the period	$26,126	$27,814	$23,246	$24,677	$26,932
Basic and diluted net loss per share	$0.25	$0.32	$0.29	$0.35	$0.42
Weighted average number of shares used in computing basic and diluted net loss per share	105,876,763	87,426,208	79,547,989	70,284,337	63,514,405

Statements of Cash Flows Data:
Net cash used in operating activities	$21,380	$21,611	$18,522	$20,605	$19,121
Net cash provided by investing activities	5,573	4,298	1,312	21,537	1,983
Net cash provided by financing activities	19,921	15,797	807	17,201	12,624
Net increase (decrease) in cash	4,114	(1,516)	(16,403)	18,133	(4,514)
Cash and cash equivalents at beginning of year	4,707	6,223	22,626	4,493	9,007
Cash and cash equivalents at end of year	$8,821	$4,707	$6,223	$22,626	$4,493

Balance Sheet Data:
Cash, cash equivalents, short-term bank deposits, restricted cash and short-term deposits, and marketable securities	$30,587	$26,665	$32,750	$53,119	$58,819
Current assets	32,036	29,016	35,596	56,868	61,987
Long-term assets	6,924	8,518	10,345	11,287	12,036
Total assets	38,960	37,534	45,941	68,155	74,023
Current liabilities	8,548	5,414	5,775	6,183	7,397
Long-term liabilities	1,905	1,869	2,010	3,829	4,503
Stockholders’ equity	28,507	30,251	38,156	58,143	62,123

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are CLI, recovery following surgery for hip fracture and ARS.  Each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli and FDA’s current Good Manufacturing Practice requirements and has been approved by the European and Israeli regulators for production of PLX-PAD for late stage trials and marketing. In December 2017, after an audit of our facilities, we were granted manufacturer/importer authorization and Good Manufacturing Practice Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

Our goal is to make significant progress with our robust clinical pipeline and our anticipated pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We expect to demonstrate a real-world impact and value from our clinical pipeline, technology platform and commercial-scale manufacturing capacity. Our business model for commercialization and revenue generation includes, but is not limited to, direct sale of our products, partnerships, licensing deals, and joint ventures with pharmaceutical companies.

We aim to shorten the time to commercialization of our product candidates, by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and Japan to bring innovative products that address life-threatening diseases to the market efficiently.

Two pivotal, Phase III multinational clinical trials are currently being conducted with our PLX-PAD product candidate: one in CLI, and the other in recovery following surgery for hip fracture.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2018 COMPARED TO YEAR ENDED JUNE 30, 2017 AND YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016.

 Revenues

Revenues for the year ended June 30, 2018 were $50,000, versus no revenues generated in the year ended June 30, 2017. All revenues in the year ended June 30, 2018 were related to the sale of our PLX cells for research use.

Revenues for the year ended June 30, 2016 were $2,847,000. All revenues in the year ended June 30, 2016 were derived from a prior license agreement, or the United Agreement, with United Therapeutics Corporation, or United. On December 8, 2015, we received a notice from United terminating the United Agreement, effective immediately. As we had no further obligations towards United, we recognized the remaining upfront payment received in August 2011 as revenues during the year ended June 30, 2016.

Cost of revenues

Cost of revenues for the year ended June 30, 2018 were $2,000 and we did not recognize cost of revenues in the year ended June 30, 2017. Cost of revenues for the year ended June 30, 2016 were $100,000. All cost of revenues mentioned above are related to the royalties we are obligated to pay to the IIA.

Research and Development net

Research and development net costs (costs less participation and grants by the IIA, Horizon 2020 and other parties) for the year ended June 30, 2018 increased by 7% to $22,629,000 from $21,092,000 for the year ended June 30, 2017. The increase is mainly attributed to: (1) an increase in payroll expenses related to differences in exchange rates, an increase in the average number of employees and increases in average salaries, (2) an increase in materials consumption, and (3) a decrease in IIA participation ($3,300,000 was approved in calendar year 2016 compared to $1,500,000 that was approved in calendar year 2017 and compared to $900,000 approved in calendar year 2018). The increase was partially offset due to: (1) a higher participation of the European Union with respect to the Horizon 2020 grants which commenced in calendar year 2017, (2) a decrease in stock-based compensation expenses due to the amount of granted restricted stock units and their vesting schedules, (3) a decrease in rent and maintenance expenses, (4) a decrease in depreciation expenses, and (5) a decrease in other research and development expenses and subcontractors’ expenses related to some of our clinical studies.

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

 General and Administrative

General and administrative expenses increased by 63% from $6,927,000 for the year ended June 30, 2017 to $11,193,000 for the year ended June 30, 2018. This increase is attributed to: (1) an increase in stock-based compensation expenses related to the amount of granted restricted stock units and their vesting schedules, (2) an increase in payroll expenses related to an increase in the number of employees, increases in average salaries and differences in exchange rates, and (3) an increase in corporate activities expenses.

General and administrative expenses increased by 7% from $6,486,000 for the year ended June 30, 2016 to $6,927,000 for the year ended June 30, 2017. This increase is attributed to an increase in corporate activities expenses and an increase in payroll expenses due to differences in exchange rates as well as an increase in the number of employees.

Financial Income, net

Financial income increased from $205,000 for the year ended June 30, 2017 to $7,605,000 for the year ended June 30, 2018. This increase is mainly due to the sale of our investments in marketable securities, specifically the sale of the investment in CHA shares which resulted in a net gain of $6,200,000. The increase was partially offset due to an expense of $850,000 resulting from an other-than-temporary impairment loss recognized and resulting from changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the NIS.

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

Net Loss

Net loss for the year ended June 30, 2018 was $26,126,000 as compared to a net loss of $27,814,000 for the year ended June 30, 2017. The changes were mainly due to the increases in financial income, net, offset by an increase in general and administrative expenses, as well as for the reasons mentioned above. Net loss per share for the year ended June 30, 2018 was $0.25, as compared to $0.32 for the year ended June 30, 2017.  The net loss per share decreased mainly as a result of an increase in our weighted average number of shares due to the issuance of additional shares during fiscal year 2018.

Net loss for the year ended June 30, 2017 was $27,814,000 as compared to a net loss of $23,246,000 for the year ended June 30, 2016. The reasons for the increase in net loss were mainly due to revenues of $2,847,000 in fiscal year 2016 compared to no revenues in fiscal year 2017 and an other-than-temporary impairment loss of $38,000 in fiscal year 2016 compared to $767,000 in fiscal year 2017, as well as for the reasons mentioned above. Net loss per share for the year ended June 30, 2017 was $0.32, as compared to $0.29 for the year ended June 30, 2016.  The net loss per share increased as a result of an increase in our net loss offset by an increase in our weighted average number of shares due to the issuance of additional shares during fiscal year 2017.

Liquidity and Capital Resources

As of June 30, 2018, our total current assets were $32,036,000 and our total current liabilities were $8,548,000. On June 30, 2018, we had a working capital surplus of $23,488,000 and an accumulated deficit of $215,697,000.

As of June 30, 2017, our total current assets were $29,016,000 and our total current liabilities were $5,414,000. On June 30, 2017, we had a working capital surplus of $23,602,000 and an accumulated deficit of $189,571,000.

Our cash and cash equivalents as of June 30, 2018 amounted to $8,821,000.  This is an increase of $4,114,000 from the $4,707,000 reported as of June 30, 2017. Cash balances increased in the year ended June 30, 2018 for the reasons presented below:

Operating activities used cash of $21,380,000 in the year ended June 30, 2018. Cash used by operating activities in the year ended June 30, 2018 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by IIA and Horizon 2020 grants.

Investing activities provided cash of $5,573,000 in the year ended June 30, 2018. The investing activities in the year ended June 30, 2018 consisted primarily of cash provided from the sale and the redemption of marketable securities of $21,890,000, offset by investments in short term deposits of $14,829,000, investment of $1,146,000 in marketable securities and payments of $342,000 related to investments in property and equipment.

Financing activities generated cash in the amount of $19,921,000 during the year ended June 30, 2018.

The financing activities are primarily attributable to net proceeds of $13,646,000 from issuing shares of our common stock in a public offering we conducted in Israel in October 2017, net proceeds of $1,202,000 from issuing shares of our common stock from the exercise of warrants and options, net proceeds of $4,985,000 from issuing shares of our common stock under our At Market Sales Agreement, or the ATM Agreement, with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent,  and proceeds of $88,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation.

In July 2017, we entered into the ATM Agreement, with the Agents which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80 million through any of the Agents. We are not obligated to make any sales of common stock under the ATM Agreement. As of June 30, 2018, we had sold 3,599,408 shares of common stock at an average price of $1.43 per share.

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

During the year ended June 30, 2018, we received cash of approximately $50,000 from a third party from the sale of our PLX cells for research use.

During the year ended June 30, 2018, we were awarded approximately $43,000 (NIS 150,000) by the Israeli Ministry of Labor, Social Affairs and Social Services related to an “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

Our cash and cash equivalents as of June 30, 2017 amounted to $4,707,000.  This is a decrease of $1,516,000 from the $6,223,000 reported as of June 30, 2016. Cash balances decreased in the year ended June 30, 2017 for the reasons presented below:

Operating activities used cash of $21,611,000 in the year ended June 30, 2017. Cash used by operating activities in the year ended June 30, 2017 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical studies, offset by IIA and Horizon 2020 grants.

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

On January 25, 2017, we closed the public offering and sold an aggregate of 14,081,633 shares of our common stock and warrants to purchase 8,448,980 shares of our common stock, at an aggregate purchase price of $1.225 per share of common stock and warrant, inclusive of the over-allotment option, which was exercised in full, resulting in aggregate net proceeds of $15,718,000.

During the years ended June 30, 2018, 2017 and 2016, we received approximately $2,328,000, $3,258,000 and $2,526,000, respectively, in cash from the IIA towards our research and development expenses.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required.  During the year ended June 30, 2018, we paid $2,000 of royalties to the IIA. The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

During the years ended June 30, 2018 and 2017, we received total cash grants of approximately $2,265,000 and $965,000, respectively, from the European Union research and development consortiums relating to the Horizon 2020 program.

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

During January 2018, we sold the remainder of our holdings in CHA, consisting of 400,368 shares of CHA, on the open market for aggregate net proceeds of approximately $10,500,000, representing a net gain of $6,200,000 presented in “Financial income, net”.

We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets is to be invested in other low risk instruments.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to NIS.

Outlook

We have accumulated a deficit of $215,697,000 since our inception in May 2001. We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products. We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

As of June 30, 2018, our cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $29,900,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures.

Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) entering into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grants and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to our management’s estimates, liquidity resources as of June 30, 2018 will be sufficient to maintain our operations into the first quarter of fiscal year 2020. Our inability to raise funds to carry out our business plan will have a severe negative impact on its ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern.

The IIA has supported our activity in the past thirteen years. Our last program, for the thirteenth year, was approved by the IIA in 2018 and relates to an approximately $900,000 grant. The grant will be used to cover research and development expenses for the period January 1, 2018 to December 31, 2018.

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

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,900,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,200,000) is a direct grant allocated to us, and the Company also expects to benefit from cost savings resulting from grant amounts allocated to the other consortium members. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that we will receive an additional direct grant of Euro 1,000,000 (approximately $1,200,000). The additional direct grant was allocated to us from the total amount of the original grant.

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400,000 (approximately $8,600,000) grant, as part of the European Union’s Horizon 2020 program. This Phase III study will be a collaborative project carried out by an international consortium led by Charite Universitätsmedizin Berlin, together with us, and with participation of additional third parties. The grant will cover a significant portion of the project costs. An amount of Euro 2,550,000 (approximately $3,000,000) is a direct grant allocated to us for manufacturing and other costs, and we also expect to have a direct benefit from cost savings resulting from grant amounts allocated to the other consortium members.

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by Leitat was awarded a Euro 6,800,000 (approximately $7,900,000) non-royalty bearing grant. An amount of Euro 500,000 (approximately $580,000) is a direct grant allocated to us.  We also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

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

Revenue Recognition from the United Agreement

 On July 1, 2017, we adopted Accounting Standards Codification, or ASC, “Revenue from Contracts with Customers”, using the modified retrospective method. Results for reporting periods beginning after July 1, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, “Revenue Recognition,” or ASC 605.

Pursuant to ASC 606, revenues from sales of products are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

We determine revenue recognition through the following steps:

●	Identification of the contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Our contract with the customer includes one type of product and thus has only one performance obligation, which is the transfer of control of the product. Our PLX cells have an alternative use and, as such, the performance obligation is considered to be satisfied at a point in time where the customer obtains control over the product.

We recognized revenue in fiscal year 2016 pursuant to the License Agreement with United in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements", or ASC 605-25.

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

Since the deliverables in the United Agreement did not have stand-alone value, none of them qualify as a separate unit of accounting. Accordingly, the non-refundable upfront license fee of $5,000,000 was deferred and was recognized on a straight line basis over the related performance period which was the development period in accordance with Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”.

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

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of restricted stock units which were granted to our employees, directors and consultants. In fiscal year 2018, we recorded stock-based compensation expenses related to options, restricted stock and restricted stock units in the amount of $6,548,000.

In accordance with ASC 718, "Compensation-Stock Compensation", or ASC 718, restricted share units granted to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2018 and 2017 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

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

Marketable Securities

Marketable securities consist of corporate bonds, government bonds and stocks. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. In accordance with ASC 320, "Investment Debt and Equity Securities," we classify marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on sales of marketable securities, as determined on a specific identification basis, are included in financial income.
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

We recognize an impairment charge when a decline in the fair value of our investments is below the cost basis and is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and our intent to sell, including whether it is more likely than not that we will be required to sell the investment before recovery of cost basis. As such, we recognized an impairment charge of $850,000 on outstanding securities during the year ended June 30, 2018.

During the year ended June 30, 2018, we sold marketable securities for aggregate net proceeds of approximately $21,890, representing a net gain of $8,440.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2016 through 2018 (in thousands of dollars):

	Year ended June 30,
	2018	2017	2016
Payroll and related expenses	$9,915	$8,341	$7,945
Materials expenses	4,521	3,145	3,799
Clinical trials expenses	4,370	4,461	3,048
Depreciation expenses	1,893	2,029	2,006
Consultants and subcontractor expenses	1,469	1,485	1,734
Rent and maintenance expenses	1,429	1,567	1,515
Stock-based compensation expenses	1,423	1,584	1,021
Patent expenses	426	461	640
Other Research and Development expenses	925	928	1,148
Total expenses	26,371	24,001	22,856
Less: Research and Development participation grants	(3,742)	(2,909)	(3,276)
Research and Development Expenses, Net	$22,629	$21,092	$19,580

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing 67%, 75% and 75% of the total operating expenses for each of our fiscal years 2018, 2017 and 2016, respectively. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2018, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,418,000	$1,049,000	$1,936,000	$433,000
Minimum purchase requirements	$1,605,000	$1,605,000
Accrued severance pay, net	$281,000				$281,000
Total	$5,304,000	$2,654,000	$1,936,000	$433,000	$281,000

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates, changes in the value of our marketable securities and inflation.

As of June 30, 2018, we had $8.8 million in cash and cash equivalents and $22.1 million in short-term bank deposits and restricted deposits.

We adhere to an investment policy set by our investment committee, which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS.  Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets should be invested in low risk instruments.  As of today, the currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, lab materials, consultants’ fees and office expenses relate to our operations in Israel.  The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar.  If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2018, we own net financial balances in NIS of approximately ($2,875,000).

Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate loss of approximately $261,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate gain of approximately $319,000, in both cases excluding the effect of our hedging transactions (as described below).

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2016	2017	2018
Average rate for period	3.862	3.741	3.529
Rate at period-end	3.846	3.496	3.650

We use currency transactions of options to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

For the year ended June 30, 2018, our net gain from hedging transactions that are non-designated and consist primarily of options strategies to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS was $270,000.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firm, dated September 12, 2018.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

  As of June 30, 2018

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018
 U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel

Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the  consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 12, 2018 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has recurring losses from operations, has limited liquidity resources and has stated that substantial doubt exists about its ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel

Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company‘s auditor since 2003.
Haifa, Israel
September 12, 2018

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel

Tel: 972 (4)8654021 Fax: 972(3) 5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

Opinion on Internal Control over Financial Reporting

We have audited Pluristem Therapeutics Inc. and its subsidiary internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pluristem Therapeutics Inc. and its subsidiary (the "Company") maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and our report dated September 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
September 12, 2018

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2018	2017
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,821	$4,707
Short-term bank deposits		21,079	6,235
Restricted cash and short-term bank deposits	2f	687	559
Marketable securities	3	-	15,164
Accounts receivable from the Israeli Innovation Authority (“IIA”)		58	1,036
Other current assets	5	1,391	1,315
Total current assets		32,036	29,016

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	383	403
Severance pay fund		846	804
Property and equipment, net	6	5,678	7,277
Other long-term assets		17	34
Total long-term assets		6,924	8,518

Total assets		$38,960	$37,534

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$3,261	$1,966
Accrued expenses		2,266	1,465
Other accounts payable	7,2n	3,021	1,983
Total current liabilities		8,548	5,414

LONG-TERM LIABILITIES

Accrued severance pay		1,127	940
Other long-term liabilities	8g	778	929
Total long-term liabilities		1,905	1,869

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 113,565,780 shares as of June 30, 2018; 96,938,789 shares as of June 30, 2017		1	1
Additional paid-in capital		244,203	217,822
Accumulated deficit		(215,697)	(189,571)
Other comprehensive income		-	1,999
Total stockholders' equity		28,507	30,251

Total liabilities and stockholders' equity		$38,960	$37,534

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2018	2017	2016

Revenues	1c, 2i	50	-	$2,847
Cost of revenues		(2)	-	(100)
Gross profit		48	-	2,747
Operating Expenses:
Research and development expenses		(26,371)	(24,001)	(22,856)
Less: participation grants by the IIA, Horizon 2020 and other parties		3,742	2,909	3,276
Research and development expenses, net		(22,629)	(21,092)	(19,580)
General and administrative expenses, net		(11,193)	(6,927)	(6,486)
Other income	10	43	-	-

Total operating loss		(33,731)	(28,019)	(23,319)

Financial income, net	11	7,605	205	73

Net loss for the period		$(26,126)	$(27,814)	$(23,246)

Loss per share:
Basic and diluted net loss per share		$(0.25)	$(0.32)	$(0.29)

Weighted average number of shares used in computing basic and diluted net loss per share		105,876,763	87,426,208	79,547,989

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands

	Year ended June 30,
	2018	2017	2016

Net loss	$(26,126)	$(27,814)	$(23,246)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale marketable securities, net	6,441	924	(1,071)
Reclassification adjustment of derivative instruments losses realized in net loss, net	-	-	(46)
Reclassification adjustment of available-for-sale marketable securities losses (gains) realized in net loss, net	(8,440)	(405)	457
Other comprehensive income (loss)	(1,999)	519	(660)
Total comprehensive loss	$(28,125)	$(27,295)	$(23,906)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Receivables on account	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	of shares	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	78,771,905	$1		$195,303	$(790)	$2,140	$(138,511)	$58,143
Exercise of options by employees and non-employee consultants	28,000	(*	)	17	-	-	-	17
Stock-based compensation to employees, directors and non-employee consultants	1,379,094	(*	)	3,073	-	-	-	3,073
Proceeds related to issuance of common stock in a private placement (Note 9a)	-	-		-	790	-	-	790
Stock-based compensation to contractor (Note 9b)	90,000	(*	)	39	-	-	-	39
Other comprehensive loss, net	-	-		-	-	(660)	-	(660)
Net loss	-	-		-	-	-	(23,246)	(23,246)
Balance as of June 30, 2016	80,268,999	$1		$198,432	$-	$1,480	$(161,757)	$38,156

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	80,268,999	$1		$198,432	$1,480	$(161,757)	$38,156
Exercise of options by employees and non-employee consultants	17,900	(*	)	10	-	-	10
Stock-based compensation to employees, directors and non-employee consultants	2,570,257	(*	)	3,662	-	-	3,662
Issuance of common stock and warrants related to January 2017 offering, net of issuance costs of $1,532 (Note 9c)	14,081,633	(*	)	15,718	-	-	15,718
Other comprehensive income, net	-	-		-	519	-	519
Net loss	-	-		-	-	(27,814)	(27,814)
Balance as of June 30, 2017	96,938,789	$1		$217,822	$1,999	$(189,571)	$30,251

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2017	96,938,789	$1		$217,822	$1,999	$(189,571)	$30,251
Exercise of options by employees	50,500	(*	)	42	-	-	42
Stock-based compensation to employees, directors and non-employee consultants	3,148,380	(*	)	6,548	-	-	6,548
Issuance of common stock under At-The Market (“ATM”) Agreement, net of issuance costs of $174 (Note 9e)	3,599,408	(*	)	4,985	-	-	4,985
Issuance of common stock, net of issuance costs of $1,405 (Note 9f)	9,000,000	(*	)	13,646	-	-	13,646
Exercise of warrants by investors (Note 9d)	828,703	(*	)	1,160	-	-	1,160
Other comprehensive income, net	-	-		-	(1,999)	-	(1,999)
Net loss	-	-		-	-	(26,126)	(26,126)
Balance as of June 30, 2018	113,565,780	$1		$244,203	$-	$(215,697)	$28,507

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(26,126)	$(27,814)	$(23,246)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,018	2,177	2,150
Loss from sale of property and equipment, net	6	72	82
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	11	35	(114)
Loss (gain) from sale of investments of available-for-sale marketable securities	(8,440)	(362)	419
Other-than-temporary loss of available-for-sale marketable securities	850	767	38
Stock-based compensation to employees, directors and non-employees consultants	6,548	3,662	3,073
Decrease (increase) in accounts receivable from the IIA	978	1,192	(537)
Decrease (increase) in other current and other long-term assets	(59)	(731)	1,395
Decrease (increase) in trade payables	1,212	(701)	(77)
Increase in other accounts payable, accrued expenses, other long-term liabilities and other current liabilities	1,600	138	1,225
Decrease in deferred revenues	-	-	(2,847)
Decrease in advance payment from United Therapeutics Corporation	-	-	(93)
Increase in interest receivable on short-term deposits	(128)	(24)	(25)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	5	(14)	(3)
Accrued severance pay, net	145	(8)	38
Net cash used in operating activities	$(21,380)	$(21,611)	$(18,522)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(342)	$(378)	$(1,750)
Proceeds from sale of property and equipment	-	30	28
Repayment of (investment in) short-term deposits	(14,829)	2,316	(849)
Repayment of long-term deposits and restricted bank deposits	-	-	5
Proceeds from sale of available-for-sale marketable securities	21,881	5,527	6,999
Proceeds from redemption of available-for-sale marketable securities	9	410	1,094
Investment in available-for-sale marketable securities	(1,146)	(3,607)	(4,215)
Net cash provided by investing activities	$5,573	$4,298	$1,312

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock and warrants, net of issuance costs	$18,631	$15,718	$790
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	88	69	-
Exercise of warrants and options	1,202	10	17
Net cash provided by financing activities	$19,921	$15,797	$807

Increase (decrease) in cash and cash equivalents	4,114	(1,516)	(16,403)
Cash and cash equivalents at the beginning of the period	4,707	6,223	22,626
Cash and cash equivalents at the end of the period	$8,821	$4,707	$6,223

(a) Supplemental disclosure of cash flow activities:

Cash paid during the period for:
Taxes paid due to non-deductible expenses	$27	$28	$66

(b) Supplemental disclosure of non-cash activities:

Purchase of property and equipment on credit	$171	$88	$126
Share consideration to contractor	$-	$-	$39

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

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has incurred an accumulated deficit of approximately $215,697 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2018, the Company’s total stockholders' equity amounted to $28,507.

During the year ended June 30, 2018, the Company incurred operating losses of $33,731 and its negative cash flow from operating activities was $21,380. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of June 30, 2018, the Company's cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $29,900. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company's current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company's ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the European Union's Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of June 30, 2018, will be sufficient to maintain the Company's operations into the first quarter of the Company's fiscal year 2020. The Company's inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

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

Upon the first regulatory approval for a PLX product in South Korea, for the specified Indications, Pluristem and CHA will establish an equally owned joint venture to commercialize PLX cell products in South Korea.

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

In March 2015, the Company sold a portion of the CHA shares received in December 2013.

In January 2018, the Company sold its remaining investment in the CHA shares, for aggregate net proceeds of approximately $10,500, representing a net gain of $6,200, which is recorded in “Financial income, net” for the year ended June 30, 2018, and reclassified from other comprehensive income (loss).

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

Most of the Pluristem Therapeutics Inc. costs are denominated in United States dollars (“dollar”). The Company's management believes that the dollar is the primary currency of the economic environment in which Pluristem Therapeutics Inc. and its Subsidiary operate. Thus, the dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

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

The Company accounts for its investments in marketable securities in accordance with ASC 320, "Investments – Debt and Equity Securities". The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported at "Accumulated other comprehensive income (loss)" in the statement of changes in stockholders' equity.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Realized gain and loss on sales of marketable securities are included in the Company's "Financial income, net" and are derived using the specific identification basis for determining the cost of marketable securities sold. The amortized cost of available for sale debt marketable securities is adjusted for amortization of premiums and accretion of discount to maturity. Such amortization, together with coupon interest on available for sale marketable securities, is included in the "Financial income, net".

The Company recognizes an impairment charge when a decline in the fair value of its available-for-sale marketable securities below the cost basis is judged to be other than temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the Company's cost basis, the reason for the decline in value, the potential recovery period and the Company's intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. ASC 320-10-35, “Investments - Debt and Equity Securities”, requires other-than-temporary impairment for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors (provided that the Company does not intend to sell the security and it is not more likely than not that it will be required to sell it before recovery). For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in "financial income, net", in the statement of operations and is limited to the amount related to credit loss, while impairment related to other factors is recognized in "other comprehensive income (loss)".

During the years ended June 30, 2018, 2017 and 2016, the Company recognized other-than-temporary impairment loss of $850, $767 and $38, respectively (see Note 3).

i.	Revenue Recognition

On July 1, 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Results for reporting periods beginning after July 1, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 (see Note 2(v)).

Revenue Recognition from sales of products:

Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company determines revenue recognition through the following steps:

●	identification of the contract with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Revenue from License Agreement:

The Company recognized revenue in fiscal year 2016 pursuant to the License Agreement with United in accordance with ASC 605-25, "Revenue Recognition, Multiple-Element Arrangements" (“ASC 605-25”).

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

The Company also received an advanced payment from United of $2,000 for the development that was deductible against development expenses as it was incurred. The upfront payment which was received was included in the balance sheet as advance payment. The Company deducted the payments from its research and development expenses in accordance with ASC 730-20, "Research and Development Agreements".

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-40
Computers and peripheral equipment	33
Office furniture and equipment	15
Vehicles	15
Leasehold improvements	The shorter of the expected useful life or the reasonable assumed term of the lease.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

k.	Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2018, 2017 and 2016, no impairment losses have been identified.

As required by ASC 820, “Fair Value Measurements”, the Company applies assumptions that marketplace participants would consider in determining the fair value of long-lived assets.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (“ASC 718”) and ASC 505-50, "Equity-Based Payments to Non-Employees" (“ASC 505-50”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards (restricted stocks or restricted stock units) using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

The assumptions below are relevant to restricted stock and restricted stock units granted in 2018, 2017 and 2016:

In accordance with ASC 718, restricted stock and restricted stock units are measured at their fair value. All restricted stock and restricted stock units to employees and directors granted in 2018, 2017 and 2016, were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

The fair value of all restricted stock and restricted stock units was determined based on the close trading price of the Company's shares known at the grant date. The weighted average grant date fair value of shares granted during 2018, 2017 and 2016, was $1.40, $1.41 and $1.13, respectively.

During fiscal years 2018, 2017 and 2016, there were no options granted to employees or directors.

m.	Research and Development expenses and royalty bearing grants

Research and development expenses, net of participations grants, are charged to the statement of operations as incurred.

Pluristem receives grants from the IIA in the Ministry of Economy and Industry (formerly the Office of Chief Scientist's) for the purpose of partially funding approved research and development projects. The grants are not to be repaid, but instead Pluristem is obliged to pay royalties as a percentage of future sales if and when sales from the funded projects are generated. These grants are recognized as a deduction from research and development costs at the time the Company is entitled to such grants on the basis of the research and development costs incurred.

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

The Company participates in European Union research and development consortiums under Horizon 2020.  In August 2016, the CLI program consortium was awarded a Euro 7,600,000 (approximately $8,900) non-royalty bearing grant, of which, an amount of Euro 1,900,000 (approximately $2,200) is a direct grant allocated to the Company. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that the Company received an additional direct grant of Euro 1,000,000 (approximately $1,200). The additional direct grant was allocated to the Company from the total amount of the original grant. In September 2017, the Company’s Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400,000 (approximately $8,600) grant, of which, an amount of Euro 2,550,000 (approximately $3,000) is a direct grant allocated to the Company. In October 2017, the "nTRACK", a collaborative project carried out by an international consortium led by LEITAT, was awarded a Euro 6,800,000 (approximately $7,900) non-royalty bearing grant, of which, an amount of Euro 500,000 (approximately $580) is a direct grant allocated to the Company.

The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

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

The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

The Company utilizes options contracts to protect against the risk of overall changes in exchange rates. The derivative instruments hedge a portion of the Company’s non-dollar currency exposure. Counterparties to the Company’s derivative instruments are all major financial institutions.

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

Severance expenses for the years ended June 30, 2018, 2017 and 2016 were $822, $524 and $556, respectively.

s.	Fair value of financial instruments

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

The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and hedging”, as amended and related interpretations. ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value. If a derivative meets the definition of a hedge and is so designated, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings (for fair value hedge transactions) or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (for cash flow hedge transactions).

The ineffective portion of a derivative's change in fair value is recognized in earnings. If a derivative does not meet the definition of a hedge, the changes in the fair value are included in earnings. Cash flows related to such hedges are classified as operating activities. The Company enters into option contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in New Israeli Shekels (“NIS”). Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as "financial income, net".

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2018, the fair value of the options contracts was approximately ($243) and is presented in “other accounts payable” (see Note 4). The net gains (losses) recognized in “Financial income, net” during the years ended June 30, 2018, 2017 and 2016, were ($538), $230 and ($205), respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended June 30, 2018:

Year ended June 30, 2018
Unrealized gains (losses) on marketable securities
Beginning balance	$1,999
Other comprehensive income before reclassifications	6,441
Amounts reclassified from accumulated other comprehensive loss, net	(8,440)
Net current-period other comprehensive income	(1,999)
Ending balance	$-

v.	Recently Adopted Accounting Pronouncement

ASC 606 - Revenue from Contracts with Customers (“ASC 606”):

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

Accounting Standards Update (“ASU”) No. 2017-11 – “Earnings Per Share” (Topic 260) Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception  (“ASU No. 2017-11”):

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

ASU No. 2016-09 – “Compensation - Stock Compensation” (Topic 718):

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company adopted ASU No. 2016-09 in the first quarter of fiscal year 2017. The Company elected to retain its existing accounting policy and estimate expected forfeitures. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

ASU No. 2016-15 - “Statement of Cash Flows” (Topic 230) (“ASU No. 2016-15”):

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

ASU No. 2016-18 - Statement of Cash Flows (Topic 230) (“ASU No. 2016-18”):

In November 2016, the FASB issued ASU 2016-18. The ASU requires that the consolidated statement of cash flows include the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and equivalents balance presented on the consolidated balance sheet. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard requires application using a retrospective transition method. The Company is currently evaluating the potential impact of the guidance on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU No. 2018-07 - Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”):

In June 2018, the FASB issued ASU 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASU No. 2018-07 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the potential impact of the guidance on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of June 30, 2018 and 2017, all of the Company’s marketable securities were classified as available-for-sale.

	June 30, 2018					June 30, 2017
	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value	Amortized cost	Gross unrealized gain	Gross unrealized loss	Other-than-temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$850	$-	$-	$(850)	$-	$11,988	$2,014	$(47)	$(767)	$13,188
Government debentures – fixed interest rate	-	-	-	-	-	157	1	-	-	158
Corporate debentures – fixed interest rate	-	-	-	-	-	47	1	-	-	48
	$850	$-	$-	$(850)	$-	$12,192	$2,016	$(47)	$(767)	$13,394
Available-for-sale - matures after one year through five years:
Government debentures – fixed interest rate	-	-	-	-	-	468	23	-	-	491
Corporate debentures – fixed interest rate	-	-	-	-	-	1,255	7	(1)	-	1,261
	$-	$-	$-	$-	$-	$1,723	$30	$(1)	$-	$1,752
Available-for-sale - matures after five years through ten years:
Corporate debentures – fixed interest rate	-	-	-	-	-	17	1	-	-	18
	$-	$-	$-	$-	$-	$17	$1	$-	$-	$18
Total	$850	$-	$-	$(850)	$-	$13,932	$2,047	$(48)	$(767)	$15,164

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES (CONT.)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 and June 30, 2017, and the length of time that those investments have been in a continuous loss position:

	12 months or less		Greater than 12 months
	Fair Value	Gross unrealized loss	Fair Value	Gross unrealized loss
As of June 30, 2018	$-	$-	$-	$-
As of June 30, 2017	$869	$(24)	$106	$(24)

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment's amortized cost basis.

The Company recognized other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2018 and 2017, of $850 and $767, respectively.

During the year ended June 30, 2018, the Company sold marketable securities for aggregate net proceeds (including redemptions) of approximately $21,890, representing a net gain of $8,440. The proceeds from the sale of such marketable securities are included in “Financial income, net”, for the year ended June 30, 2018.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2018		June 30, 2017
	Level 1	Level 2	Level 1	Level 2
Marketable securities	$-	$-	$10,523	$4,641
Foreign currency derivative instruments not designated as hedge instruments	-	(243)	-	295
Total financial assets (liabilities)	$-	$(243)	$10,523	$4,936

NOTE 5:-OTHER CURRENT ASSETS

	June 30,
	2018	2017
Accounts receivable from the Horizon 2020 grants	$626	$-
Prepaid expenses	602	882
Derivatives not designated as hedge instruments	-	295
VAT receivables	150	137
Accounts receivable from the Ministry of Economy and Industry	6	-
Other receivables	7	1
Total	$1,391	$1,315

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6:-PROPERTY AND EQUIPMENT, NET

	June 30,
	2018	2017
Cost:
Laboratory equipment	$6,395	$6,097
Computers and peripheral equipment	1,206	1,126
Office furniture and equipment	681	681
Leasehold improvements	8,611	8,603
Total Cost	16,893	16,507
Accumulated depreciation:
Laboratory equipment	4,903	4,164
Computers and peripheral equipment	1,060	951
Office furniture and equipment	511	416
Leasehold improvements	4,741	3,699
Total accumulated depreciation	11,215	9,230
Property and equipment, net	$5,678	$7,277

Depreciation expenses amounted to $2,018, $2,177 and $2,150 for the years ended June 30, 2018, 2017 and 2016, respectively.

NOTE 7:-OTHER ACCOUNTS PAYABLE

	June 30,
	2018	2017
Accrued vacation	$911	$791
Deferred income from the Horizon 2020 grant	640	-
Accrued payroll	524	505
Payroll institutions	463	345
Derivatives not designated as hedge instruments	243	-
Other payables	240	342
Total	$3,021	$1,983

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

In June 2017, the Company terminated its operating lease agreement for another facility of 1,280 square meters.

The Company recognizes lease expense, net of lessor participation, under such arrangements, on a straight-line basis over the lease term.

As of June 30, 2018, aggregate minimum lease commitments under the active operating lease agreements are as follows:

Fiscal year ending June 30,
2019	847
2020	856
2021	866
2022	433
Total	$3,002

Lease expenses, net of lessor participation, amounted to $638, $781 and $824 for the years ended June 30, 2018, 2017 and 2016, respectively.

The Subsidiary issued a bank guarantee in favor of the lessors in the amount of approximately $379.

b.	The Subsidiary leases several motor vehicles under operating lease agreements, which expire in various dates during years 2018 through 2021.

As of June 30, 2018, future aggregate minimum lease commitments under non-cancelable operating lease agreements are as follows:

Fiscal year ending June 30,
2019	202
2020	147
2021	67
Total	$416

Lease expenses amounted to $294, $233 and $210 for the years ended June 30, 2018, 2017 and 2016, respectively.

c.	An amount of $687 of cash and deposits was pledged by the Subsidiary to secure certain derivatives and hedging transactions, credit line and bank guarantees as of June 30, 2018.

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

Through June 30, 2018, total grants obtained aggregated to approximately $26,804 and total royalties paid and accrued amounted to $168. As of June 30, 2018, the Company's liability in respect to royalties to the IIA amounted to $26,636, not including LIBOR interest as described above.

e.
The Company has been awarded a marketing grant under the "Smart Money" program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in Japan and for regulatory activities there. As part of the program, the Company will repay royalties of 5% from the Company’s income in Japan during five years, starting the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

As of June 30, 2018, total grants obtained under this Smart Money program amounted to approximately $112. As of June 30, 2018, the Company's contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

f.
The Company was awarded an additional “Smart Money” grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

As of June 30, 2018, the aggregate amount of grant obtained from this Smart Money program was approximately $18. As of June 30, 2018, the Company's contingent liability with respect to royalties for this “Smart Money” program is $18 and no royalties were paid or accrued.

g.
The Company announced that it will collaborate with the New York Blood Center (“NYBC”) on pre-clinical studies of its placental expanded R-18 cells (“PLX-R18”) to enhance the efficacy of umbilical cord blood transplantation. The project has been selected to receive a conditional award of $900 from Israel-United States Binational Industrial Research and Development Foundation (“BIRD Foundation”), of which an amount of $585 is a direct grant allocated to the Company. Per the terms of the project, the Company will provide the PLX-R18 cells and the NYBC will be responsible for conducting and supporting the studies. Amounts received in connection with this award are presented in “Other long-term liabilities” as the Company does not expect to repay the liability in the next 12 months.

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

As of June 30, 2018, the aggregate amount of grant obtained from the BIRD Foundation was approximately $157. As of June 30, 2018, the Company's contingent liability with respect to royalties for the BIRD Foundation was $157 and no royalties were paid or accrued.

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

d.
In the year ended June 30, 2018, a total of 828,703 warrants from the January 2017 offering were exercised by investors at an exercise price of $1.40 per share, resulting in the issuance of 828,703 shares of common stock for net proceeds of approximately $1,160.

e.
Pursuant to a shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the year ended June 30, 2018, the Company sold 3,599,408 shares of common stock under the ATM Agreement at an average price of $1.43 per share. As of June 30, 2018, the Company raised an aggregate of approximately $4,985, net of issuance expenses of $174, under the ATM Agreement.

f.
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

g.	Options, warrants and restricted stock units to employees, directors and consultants:

The Company has an incentive option plan from 2005 (the “2005 Plan”). Under the 2005 Plan, options, restricted stock (“RS”) and restricted stock units (“RSUs”) (collectively, the “Awards”) may be granted to the Company’s officers, directors, employees and consultants.  Any Awards that are cancelled or forfeited before expiration become available for future grants.

In addition, at the Company’s annual meeting of its stockholders, held on May 31, 2016, the Company’s stockholders approved the 2016 Equity Compensation Plan (the "2016 Plan"). Under the 2016 Plan, options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary.

As of June 30, 2018, the number of shares of common stock authorized for issuance under the 2005 Plan amounted to 21,211,973, of which 2,222,411 shares are available for future grant under the 2005 Plan.

As of June 30, 2018, the number of shares of common stock authorized for issuance under the 2016 Plan amounted to 3,558,080 for calendar year 2018, all of which are available for future grant under the 2016 Plan.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

(1) Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation”. A summary of the Company’s activity for options granted to employees and directors under the 2005 Plan is as follows:

	Year ended June 30, 2018
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	815,650	$2.98
Options exercised	(50,500)	$0.83
Options forfeited	(450,150)	$4.86
Options outstanding at end of the period	315,000	$0.62	0.334	$189
Options exercisable at the end of the period	315,000	$0.62	0.334	$189
Options vested at the end of the period	315,000	$0.62	0.334	$189

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employees and directors option holders had all option holders exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s common stock.

(2) Options to non-employees:

A summary of the options to non-employee consultants under the 2005 Plan and 2016 Plan is as follows:

	Year ended June 30, 2018
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	177,200	$0.72
Options granted	358,400	$-
Options forfeited	(35,000)	$3.57
Options outstanding at end of the period	500,600	$0.01	6.91	$608

Options exercisable at the end of the period	177,750	$0.02	5.24	$214
Options vested and expected to vest at the end of the period	500,600	$0.01	6.91	$608

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Year ended June 30,
	2018	2017	2016
Research and development expenses	$107	$7	$22
General and administrative expenses	61	39	2
	$168	$46	$24

(3) RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the 2005 Plan and 2016 Plan for the year ended June 30, 2018:

Number
Unvested at the beginning of period	6,064,901
Granted	3,243,926
Forfeited	(257,919)
Vested	(2,757,300)
Unvested at the end of the period	6,293,608
Expected to vest after June 30, 2018	6,126,061

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Year ended June 30,
	2018	2017	2016
Research and development expenses	$1,273	$1,558	$960
General and administrative expenses	4,577	1,645	1,905
	$5,850	$3,203	$2,865

Unamortized compensation expenses related to RS and RSUs granted to employees and directors to be recognized over an average time of approximately 3.5 years are approximately $5,034.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

(4) RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants for the year ended June 30, 2018:

Number
Unvested at the beginning of period	42,500
Granted	548,139
Vested	(391,080)
Unvested at the end of the period	199,559

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Year ended June 30,
	2018	2017	2016
Research and development expenses	$43	$19	$39
General and administrative expenses	487	394	145
	$530	$413	$184

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - STOCKHOLDERS' EQUITY (CONT.)

a.	Summary of warrants and options:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$1.40	7,620,278	7,620,278	4.06
	$2.85	4,080,000	4,080,000	2.00
Total warrants		11,700,278	11,700,278

Options:	$0.00	495,600	172,750	6.98
	$0.62	320,000	320,000	0.33
Total options		815,600	492,750
Total warrants and options		12,515,878	12,193,028

This summary does not include 6,493,167 RS and RSUs that are not vested as of June 30, 2018.

NOTE 10:-OTHER INCOME

In December 2017, the Subsidiary was awarded approximately $43 (NIS 150 thousand) by the Israeli Ministry of Labor, Social Affairs and Social Services related to its “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

NOTE 11:-FINANCIAL INCOME, NET

	Year ended June 30,
	2018	2017	2016
Foreign currency translation differences, net	$52	$182	$(174)
Bank and broker commissions	(62)	(67)	(85)
Interest income on deposits	276	122	149
Gain (loss) related to marketable securities, net	8,478	254	228
Other than temporary impairment loss	(850)	(767)	(38)
Gain (loss) from derivatives and fair value hedge derivatives	(264)	481	(30)
Other financial income (expense)	(25)	-	23
	$7,605	$205	$73

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-TAXES ON INCOME

A.	Tax assessments: The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2012.

B.	Tax rates applicable to the Company:

1.	Pluristem Therapeutics Inc.:

The tax rates applicable to Pluristem Therapeutics Inc., a Nevada corporation, are corporate (progressive) tax at the rate of up to 21% following the U.S. Tax and Jobs Act, excluding state tax and local tax, if any, which rates depend on the state and city in which Pluristem Therapeutics Inc. conducts its business.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.

The Tax Act also provides for a one-time transition tax on certain foreign earnings and taxation of Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Tax Act also makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation paid by the Company.

The Company recognized the income tax effects of the  Tax Act in its 2018 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides Securities and Exchange Commission staff guidance for the application of ASC 740, "Income Taxes", in the reporting period in which the 2017 Tax Act was enacted. In accordance with SAB 118, deferred tax assets and liabilities were re-measured to reflect the revised corporate income tax rate of 21%. This re-measurement was fully offset by a valuation allowance, resulting in no impact to the Company’s income tax expense for the fiscal year ended June 30, 2018. As a result, the Company's financial results reflect in the income tax effects of the Tax Act for which the accounting under ASC 740 is complete.

The Company does not expect that the Tax Act will have a significant effect on its consolidated financial statements and related disclosures. In addition, there was no one-time transition tax for the Company under the Tax Act.

In January 2018, Pluristem Therapeutics Inc. was registered as an Israeli resident with the Israel Tax Authority  (“ITA”) and the Israeli VAT authorities. As a result, since such date, Pluristem Therapeutics Inc. has a dual residency for tax purposes both in Israel and in the United States.

In June 2018, Pluristem Therapeutics Inc. and its Subsidiary submitted an election notice to the ITA to file a consolidated tax return starting with tax year 2018.

2.	The Subsidiary:

Taxable income of Israeli companies is subject to tax at the rate of 23% in 2018, 24% in 2017 and 25% in 2016.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-TAXES ON INCOME (CONT.)

The Subsidiary is filing its tax reports in accordance with the Foreign Exchange Regulations ("FER"). Under the FER, the Subsidiary calculates its tax liability in U.S. Dollars according to certain orders. The tax liability, as calculated in U.S. Dollars, is translated into NIS according to the exchange rate as of June 30 of each year.

Tax Benefits Under the Law for Encouragement of Capital Investments.

According to the Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"), the Subsidiary is entitled to various tax benefits due to "Beneficiary Enterprise" status granted to its enterprise, as implied by the Encouragement Law. The principal benefits by virtue of the Encouragement Law are:

Tax benefits and reduced tax rates:

On July 7, 2010, the Subsidiary received a letter of approval (the "Ruling") from the ITA. According to the Ruling, the Subsidiary's expansion program of its plant was granted the status of a "Beneficiary Enterprise" under the "Alternative Track" (the "2007 Program"). The Subsidiary chose the year 2007 as the election year of the 2007 Program.

Under the 2007 Program "Alternative Track", the Subsidiary, which was located in a National Priority Zone "B" with respect to the year 2007, is tax exempt in the first six years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of one to four years for the remaining benefit period (dependent on the level of foreign investments).

On June 6, 2013, the Subsidiary informed the ITA that it has chosen the year 2012 as an election year to the expansion of its "Beneficiary Enterprise" program (the "2012 Program").

Under the 2012 Program, the Subsidiary, which was located in the "Other National Priority Zone" with respect to the year 2012, would be tax exempt in the first two years of the benefit period and subject to tax at the reduced rate of 10%-25% for a period of five to eight years for the remaining benefit period (dependent on the level of foreign investments).

Tax rates applicable to the Company:
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

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the benefit period starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone A - 14 years since the beginning of the election year. The benefit period for the Subsidiary's 2007 Program expired in 2018 (12 years since the beginning of the election year– 2007).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-TAXES ON INCOME (CONT.)

The benefit period for the Subsidiary's 2012 Program would expire in 2023 (12 years since the beginning of the election year - 2012).

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

3.	At least 25% of the industrial enterprise's overall revenues during the tax year were generated from the enterprise's sales in a specific market with a population of at least 14 million.

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

NOTE 12:-TAXES ON INCOME (CONT.)

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

A distribution from a "Preferred Enterprise" out of the "Preferred Income" is subject to 20% withholding tax for Israeli-resident individuals and non-Israeli residents (subject to applicable treaty rates).

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

Amendment 71 also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-TAXES ON INCOME (CONT.)

Special technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries exceed NIS 10 billion. Such enterprise will be subject to tax at a rate of 6% on profits deriving from intellectual property, regardless of the enterprise's geographical location.

Any dividends distributed to "foreign companies", as defined in the Law, deriving from income from the technological enterprises will be subject to tax at a rate of 4%.

C.	Carryforward losses for tax purposes

As of June 30, 2018, Pluristem Therapeutics Inc. had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $35,641. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2024 and 2037.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary in Israel has accumulated losses for tax purposes as of June 30, 2018, in the amount of approximately $128,182, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	June 30,
	2018	2017
Deferred tax assets:
U.S. net operating loss carryforward	$7,485	$11,382
Israeli net operating loss and research and development expenses carryforward	33,538	26,275
Allowances and reserves	274	222

Total deferred tax assets before valuation allowance	41,297	37,879
Valuation allowance	(41,297)	(37,879)

Net deferred tax asset	$-	$-

As of June 30, 2018 and 2017, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:-TAXES ON INCOME (CONT.)

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2018 and 2017, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):
In 2018, 2017 and 2016, the main reconciling item of the statutory tax rate of the Company (21% to 35% in 2018, 2017 and 2016) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Co-CEOs and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, or COSO, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Consulting Agreement with Zami Aberman (Rose High Tech Ltd.)

On September 12, 2018, we entered into a consulting agreement with an entity controlled by Mr. Aberman, our Chairman and Co-CEO, which supersedes the existing consulting agreement with Mr. Aberman. Pursuant to the agreement, we have agreed to pay Mr. Aberman, or an entity he controls, a monthly fee of 149,500 NIS. In addition, we have agreed to pay an annual bonus in an amount equal to one month’s consulting fee, as well as a special bonus of 1.5% of the sums actually received by us in case of: (i) consummation of a merger, acquisition or sale of all or substantially all of our outstanding securities or assets; (ii) non-diluting funding; and (iii) any other significant corporate transactions, including the equity component of such transaction, as determined by the Board of Directors and/or the Compensation Committee. Pursuant to the agreement, we have also agreed to provide Mr. Aberman with a monthly car allowance, cellular phone reimbursement and reimbursement for certain other expenses. The agreement may be terminated by us or Mr. Aberman with ninety days’ prior notice, and if such agreement is terminated for any reason other than cause, Mr. Aberman will be entitled to receive an additional nine months of consulting fees and shall make himself available to us during such time as may reasonably be necessary. Mr. Aberman will also be subject to standard confidentiality, intellectual property assignment and non-compete provisions.

In addition, Mr. Aberman will be entitled to receive equity awards as awarded by our Board of Directors and/or Compensation Committee at their sole discretion. Any awards issued to Mr. Aberman will be entitled to acceleration subject to the following terms: (i) in the case of our termination of the agreement, 100% of any unvested award, (ii) in the case of the termination of the agreement by Mr. Aberman, 50% of any unvested award, and (iii) in the event of a change of control transaction (as defined in the agreement), 100% of any unvested awards.

Employment Agreement with Yaky Yanay

On September 12, 2018, we entered into an employment agreement with Mr. Yanay, our Co-CEO, which supersedes the existing employment agreement with Mr. Yanay. Pursuant to the agreement, we have agreed to pay Mr. Yanay a monthly salary of 80,000 NIS. In addition, we have agreed to pay an annual bonus in an amount equal to one month’s salary, as well as a special bonus of 1.5% of the sums actually received by us in case of: (i) consummation of a merger, acquisition or sale of all or substantially all of our outstanding securities or assets; (ii) non-diluting funding; and (iii) any other significant corporate transactions, including the equity component of such transaction, as determined by the Board of Directors and/or the Compensation Committee. Pursuant to the agreement, we have also agreed to provide Mr. Yanay with a monthly car allowance, cellular phone reimbursement and reimbursement for certain other expenses.  The agreement may be terminated by us or Mr. Yanay with ninety days’ prior notice, and if such agreement is terminated for any reason other than cause, Mr. Yanay will be entitled to receive an adjustment fee that equals six months of his monthly salary, plus the number of years the employment agreement remains in force from September 12, 2018, but in any event no more than 9 years in the aggregate. During such notice period for Mr. Yanay, he shall make himself available to us during such time as may reasonably be necessary. Mr. Yanay will also be subject to standard confidentiality, intellectual property assignment and non-compete provisions.

In addition, Mr. Yanay will be entitled to receive equity awards as awarded by our Board of Directors and/or Compensation Committee at their sole discretion. Any awards issued to Mr. Yanay will be entitled to acceleration subject to the following terms: (i) in the case of our termination of the agreement, 100% of any unvested award, (ii) in the case of the termination of the agreement by Mr. Yanay, 50% of any unvested award, and (iii) in the event of a change of control transaction (as defined in the agreement), 100% of any unvested awards.

Employment Agreement with Erez Egozi

On September 12, 2018, we entered into an employment agreement with Mr. Egozi, our CFO, Secretary and Treasurer, which supersedes the existing employment agreement with Mr. Egozi. Pursuant to the agreement, we have agreed to pay Mr. Egozi a monthly salary of 38,000 NIS. Pursuant to the agreement, we have also agreed to provide Mr. Egozi with a company car, cellular phone reimbursement and reimbursement for certain other expenses.  The agreement may be terminated by us or Mr. Egozi with sixty days’ prior notice. Mr. Egozi will also be subject to standard confidentiality, intellectual property assignment and non-compete provisions.

In addition, Mr. Egozi will be entitled to receive equity awards as awarded by our Board of Directors and/or Compensation Committee at their sole discretion. Any awards issued to Mr. Egozi will be entitled to acceleration, in the event of a change of control transaction (as defined in the agreement), of 100% of any unvested awards.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	-Chairman of the Board of Directors -Co-CEO	64	April 3, 2006 March 29,2017
Yaky Yanay	-President -Director -Co-CEO	47	February 4, 2014 February 5, 2015 March 29,2017
Erez Egozi	CFO, Treasurer and Secretary	44	March 29,2017
Nachum Rosman	Director	72	October 9, 2007
Doron Shorrer	Director	65	October 2, 2003
Hava Meretzki	Director	49	October 2, 2003
Isaac Braun	Director	66	July 6, 2005
Israel Ben-Yoram	Director	58	January 26, 2005
Mark Germain	Director	68	May 17, 2007
Moria Kwiat	Director	39	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Co-CEO since March 2017, as our  CEO from November 2005 until March 2017, and served from September 2005 until February 2014 as President of the Company.  He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

Mr. Aberman has operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the chairman of Rose Hitech Ltd., a private investment company. He previously served as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management.  Prior to holding those positions, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), a company engaged in automatic optical inspection.  Before joining the Company, Mr. Aberman served as President and CEO of Netect Ltd., a company specializing in the field of internet security software and was the co-founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He also served as Chairman of Display Inspection Systems Inc., specializing in laser based inspection machines and as President and CEO of Robomatix Technologies Ltd.

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

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our Co-CEO from March 2017. Mr. Yanay served as our Chief Financial Officer from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. Prior to joining the Company, Mr. Yanay was the CFO of Elbit Vision Systems Ltd., a public company. Prior to that Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel. Since September 2015, Mr. Yanay has served as Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries. Mr. Yanay represents Israel’s life sciences industry and served on the Board of Directors of IATI for three years before he was appointed as Co-Chairman. In addition, from July 2010 to April 2018, he served on the Board of Directors of Elbit Vision System Ltd.

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

Nachum Rosman

Mr. Rosman became a director of the Company in October 2007. He provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations.  Mr. Rosman also serves as the CEO of Simba Ltd. and as a director at several privately held companies.  Throughout his career, Mr. Rosman has held CEO and CFO positions in Israel, the United States and England.  In these positions he was responsible for, among other things, finance management, fund raising, acquisitions and technology sales.

Mr. Rosman holds a B.Sc. in Management Engineering and an M.Sc. in Operations Research from the Technion in Haifa, Israel.  Mr. Rosman also participated in a Ph.D. program in Investments and Financing at the Tel Aviv University, Israel.

We believe that Mr. Rosman’s qualifications to sit on our Board include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Doron Shorrer

Mr. Shorrer became a director of the Company in October 2003.  Mr. Shorrer was one of the Company’s founders and served as its first Chairman until 2006.  Since 1998, Mr. Shorrer has served as the Chairman and CEO of Shorrer International Ltd., an investment and financial consulting company. Mr. Shorrer also serves as a director of Hebrew University employees and Massad Bank from the International Bank group.

Mr. Shorrer has served as a director of Provident Fund for employees of the Israel Electric Company Ltd. and between 1999 and 2004 he was Chairman of the board of directors of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Funds Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; founder and managing partner of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Hebrew University Business Administration School; Chairman of Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy.

Among his many areas of expertise, Mr. Shorrer formulates, implements and administers business planning in the private and institutional sector, in addition to consulting on economic, accounting and taxation issues to a diverse audience ranging from private concerns to government ministries.

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

Hava Meretzki

Ms. Meretzki became a director of the Company in October 2003. Ms. Meretzki is an attorney and a partner at the Meretzki law firm in Haifa, Israel.  Ms. Meretzki specializes in civil, trade and labor law, and she is the Chairman of the National Council of the Israel Bar Association.

Ms. Meretzki received a Bachelor’s Degree in Law from the Hebrew University in 1991 and was admitted to the Israel Bar Association in 1993.

We believe that Ms. Meretzki’s qualifications to sit on our Board include her years of experience with legal and corporate governance matters.

Isaac Braun

Mr. Braun became a director of the Company in July 2005.  Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience.  He has co-founded and served as a board member of several hi-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology.  Mr. Braun is involved with advising private companies in the areas of capital raising and business development.

We believe that Mr. Braun’s qualifications to sit on our Board include his years of experience in the high-tech industry, as well as his knowledge and familiarity with corporate finance.

Israel Ben-Yoram

Mr. Ben-Yoram became a director of the Company in January 2005.  He has been a director and partner in the Israeli accounting firm of Mor, Ben-Yoram and Partners since 1985.  In addition, since 1992, Mr. Ben-Yoram has been a shareholder and has served as the head director of Mor, Ben-Yoram Ltd., a private company in Israel operating in parallel to Mor, Ben-Yoram and Partners.  Mor, Ben-Yoram Ltd. provides management services, economic consulting services and other professional services to businesses. Furthermore, Mr. Ben-Yoram is the founder, owner and CEO of SBY Group (Eshed Dash Ltd., Zonbit Ltd. and Eshed Yuvalim Ltd.). During 2003 to 2004, Mr. Ben-Yoram served as a director of Brainstorm Cell Therapeutics Inc. (BCLI) and Smart Energy solutions, Inc. (SMGY), each of which were traded on the Nasdaq Stock Market LLC, or Nasdaq. Mr. Ben-Yoram is a member of the Society of Trust and Estate Practitioners.

Mr. Ben-Yoram received a B.A. in accounting from the University of Tel Aviv, an M.A. in Economics from the Hebrew University of Jerusalem, an LL.B. and an MBA from Tel Aviv University and an LL.M. from Bar Ilan University. In addition, Mr. Ben-Yoram is a Certified Public Accountant in Israel and is qualified in arbitration and in mediation.

We believe that Mr. Ben-Yoram’s qualifications to sit on our Board include his years of experience in the high-tech industry, his experience serving as a director of Nasdaq-listed companies, as well as his knowledge and familiarity with corporate finance and accounting.

Mark Germain

Mr. Germain became a director of the Company in May 2007.  Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board.  Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries for over five years.  He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions.  He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company that was sold in 1991.  In addition to being a director of the Company, Mr. Germain is a Managing Director at The ÆNTIB Group, a boutique merchant bank and, since June 2018, Vice Chairman of BiondVax Pharmaceuticals Ltd., a company based in Israel entering Phase 3 clinical trials for a universal flu vaccine.

Mr Germain also serves or served as a director of the following companies that were reporting companies in the past: ChromaDex Inc., Stem Cell Innovations, Inc., Omnimmune Corp. and Collexis Holdings, Inc.  He is also a co-founder and director of a number of private companies in and outside the biotech field.

We believe that Mr. Germain’s qualifications to sit on our Board include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012.  Dr. Kwiat is an analyst at aMoon, a leading Israeli life sciences venture fund. Previously she was an analyst and consultant at Frost & Sullivan. Dr. Kwiat served as a research associate in the Department of Materials and NanoSciences, Faculty of Chemistry at Tel Aviv University from 2015 to 2016. She has a broad academic background and scientific experience in inter-disciplinary fields, with specific expertise in the interface between the biology and materials fields. She is the co-author of multiple scientific papers.  Dr. Kwiat holds a Post-Doctoral degree in nanotechnology and material sciences, a Ph.D. in Chemistry and a M.Sc and B.Sc. in Biotechnology, from Tel Aviv University.

We believe that Dr. Kwiat’s qualifications to sit on our Board include her knowledge and experience as a scientist and a researcher in the fields of biotechnology and nanotechnology.

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

Our Audit Committee held ten meetings from July 1, 2017 through June 30, 2018 (fiscal year 2018).

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

Our Compensation Committee held six meetings during fiscal year 2018.  The Compensation Committee did not receive advice from or retain any consultants during fiscal year 2018.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2018, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee.  None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2018, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our Co-CEOs and other executive officers.  Our named executive officers for fiscal year 2018 are those three individuals listed in the 2018 "Summary Compensation Table" below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in "Board Meetings and Committees—Compensation Committee" section of this Annual Report.

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

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2018, the Compensation Committee considered a number of criteria, including the executive's position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution. In that regard, our Compensation Committee has decided to provide our Co-CEOs, Mr. Aberman and Mr. Yaky, with base salaries, RSU awards, acceleration of such awards under certain circumstances, and performance based bonuses in their respective employment and/or consulting agreement, as opposed to certain terms contained in our CFO’s employment agreement and compensation package, based on their respective positions, seniority and scope of responsibilities.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for our named executive officers, from time to time but not less than once a year.  The Compensation Committee also takes into consideration our co-CEOs recommendations for executive compensation of our CFO. Our co-CEOs generally present these recommendations at the time of our Compensation Committee's review of executive compensation arrangements.

On September 12, 2018, our Compensation Committee recommended that the Board approve new compensation arrangements for our named executive officers, including an increase in Mr. Aberman’s annual salary and director fees, an increase in Mr. Yanay’s adjustment period payments in the event of his termination and included an acceleration of awards issued to Messrs. Aberman, Yanay and Egozi under certain circumstances.

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

On December 14, 2017, our Board of Directors, increased the monthly base salary of Erez Egozi, our Chief Financial Officer, from 34,000 NIS to 38,000 NIS, effective as of December 1, 2017.

On September 12, 2018, our Board approved an increase of the monthly consulting fees payable to our Co-CEO and Chairman, Mr. Aberman, from $31,250 (at a U.S. dollar to NIS conversion rate of not less than 4.35 NIS) to 149,500 NIS, effective as of September 1, 2018. In addition, Mr. Aberman’s annual director compensation was increased to $20,000 from $17,610. The reason for the increases in Mr. Aberman’s consulting fees and directors fees were due to the fact that Mr. Aberman had not received an increase since May, 2011, and the Board determined such an increase was appropriate in light of his years of service to the Company.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company's development.  We are continually seeking non-dilutive sources of funding.  In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies and entering into licensing agreements with such companies, such as our agreement with CHA.  Therefore, in order to reward our Co-CEOs, each of them is entitled to a bonus calculated as a percentage of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals. This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies. On June 30 2018, the performance based bonus percentages were as follows: Mr. Aberman – 1.5% of amounts received by us from non-dilutive funding and strategic deals, and Mr. Yanay – 1% of such amounts.  On September 12, 2018, we increased the performance based bonus percentage for Mr. Yanay to 1.5% of amounts received by us from non-dilutive funding and strategic deals to match Mr. Aberman’s performance based bonus percentage, due to his increased responsibilities in light of his appointment as Co-CEO

In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion.   We paid no bonuses to our named executive officers in fiscal year 2018.

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

We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof.   Our Co-CEOs are entitled to acceleration of the vesting of their awards in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested award and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, as of June 30 2018, Mr. Aberman is entitled to an acceleration of 100% of any unvested options and RSUs in the event of a change in control as defined in his consulting agreement. All grants are approved by our Board of Directors.

In conjunction with the employment agreements we entered into with Mr. Yanay and Mr. Egozi on September 12, 2018, each of Mr. Yanay and Mr. Egozi are also entitled to an acceleration of 100% of any unvested award in the event of a change in control as defined in their employment agreements.

Benefits and Perquisites

Generally, benefits available to Mr. Yanay and Mr. Egozi are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel.  We provide our named executive officers with a phone and a Company car, or reimbursement for car expenses, which are customary benefits in Israel to managers and officers.  Our Co-CEOs are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such Co-CEO.

In addition, in the event of termination of Mr. Aberman’s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 9. As of June 30, 2018, Mr. Yanay is entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by 2.

In conjunction with the employment agreement we entered into with Mr. Yanay on September 12, 2018, in the event of termination of Mr. Yanay’s employment agreement, he will be entitled to receive an adjustment fee that equals the monthly salary amount multiplied by 6, plus the number of years the employment agreement remains in force from September 12, 2018, but in any event no more than 9 years in the aggregate.

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

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

Summary Compensation Table

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended June 30, 2018, 2017 and 2016. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year		Salary ($) (1)		Stock-based Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Zami Aberman Co-CEO	2018		524,450	(4)	-	68,384	592,834
	2017		492,950	(4)	3,050,000	16,462	3,559,412
	2016		519,050	(4)	169,500	21,074	709,624
Yaky Yanay Co-CEO	2018		416,740	(5)	-	26,619	443,359
	2017		253,037		3,050,000	22,093	3,325,130
	2016		245,312		169,500	21,721	436,533
Erez Egozi CFO	2018		163,212		142,197	20,304	325,713
	2017	(6)	145,649		293,821	19,289	458,759

(1)           Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment. The salaries of Mr. Yanay and Mr. Egozi are comprised of base salaries and additional payments and provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel.

(2)           The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2018 included elsewhere in this Annual Report.

(3)           Represents cost to us in connection with car or car expenses reimbursement and mobile phone expenses. The Company also pays our Co-CEOs the tax associated with this benefit, which is grossed up and included in the “all other compensation” column for Mr. Aberman. Mr. Yanay’s gross up is part of the amount in the Salary column in the table above.

(4)           Includes $21,151, $20,684 and $18,910 paid to Mr. Aberman as compensation for services as a director in fiscal year 2018, 2017 and 2016, respectively, and $43,503 paid to Mr. Aberman as redemption in cash of 27.5 vacation days in fiscal 2016.

(5)           Includes $24,003 paid to Mr. Yanay as compensation for services as a director in fiscal year 2018.

(6)           Mr. Egozi was appointed as our Chief Financial Officer on March 29, 2017. The compensation reflects amounts received during the entire 2017 fiscal year.

We have the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)
Mr. Aberman is engaged with us as a consultant and received a monthly consulting fee of $31,250. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. The U.S. dollar rate will be not less than 4.35 NIS per U.S$. All amounts above are paid plus value added tax.  Mr. Aberman is also entitled to a performance based bonus of one and a half percent (1.5%) from amounts received by us from non-diluting funding and strategic deals. Effective June 1, 2017, Mr. Aberman is entitled to car expenses reimbursement, instead of Company’s car. On September 12, 2018, our Board approved an increase of the monthly consulting fees payable to our Co-CEO and Chairman, Mr. Aberman, from $31,250 at a U.S. dollar rate not less than 4.35 NIS to 149,500 NIS, effective as of September 1, 2018. In addition, Mr. Aberman’s annual compensation director fees were increased to $20,000 from $17,610. The reason for the increases in Mr. Aberman’s consulting fees and directors fees were due to the fact that Mr. Aberman had not received an increase since May 2011, and the Board determined such an increase was appropriate in light of his years of service to the Company.

(b)
During fiscal year 2018, Mr. Yanay's monthly salary was 80,000 NIS, while in fiscal 2017 and 2016 it was 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary.  Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement.  Furthermore, Mr. Yanay was entitled to a performance based bonus of one percent (1.0%) from amounts received by us from non-diluting funding and strategic deals which, effective as of September 12, 2018, was increased to one and a half percent (1.5%) due to his increased responsibilities in light of his appointment as Co-CEO.

(c)
Starting December 1, 2017, Mr. Egozi’s monthly salary was 38,000 NIS, while previously his monthly salary was 34,000 NIS.  Mr. Egozi is provided with a cellular phone and a Company car pursuant to the terms of his agreement.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman’s Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 9; (ii)  in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by 6, plus the number of years the employment agreement is in force from September 12, 2018, but in any event  no more than nine months in the aggregate.

In addition, Mr. Aberman and Mr. Yanay are entitled to acceleration of the vesting of their stock options and restricted stock in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, Mr. Aberman and, effective as of September 12, 2018, each of Mr. Yanay and Mr. Egozi are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective consulting and employment agreements.

The following table displays the value of what Co-CEOs would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2018.

Officer	Salary		Accelerated Vesting of Options and Restricted Stock Units (1)		Total

Zami Aberman
Terminated due to officer resignation	$335,188		$945,500	(2)	$1,280,688
Terminated due to discharge of officer	$335,188		$1,891,000	(3)	$2,226,188
Change in control			$1,891,000	(4)	$1,891,000

Yaky Yanay
Terminated due to officer resignation	$229,430	(5)	$945,500	(2)	$1,174,930
Terminated due to discharge of officer	$229,430	(5)	$1,891,000	(3)	$2,120,430

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2018 of $1.22 per share and the applicable exercise price of each grant.
(2)	50% of all unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a termination due to discharge.
(4)	All unvested options and RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.
Includes 2 months of adjustment fee payment. As of June 30, 2018, approximately $105,000 has been paid by us to a severance pay fund in the name of Mr. Yanay, during his employment. As of June 30 2018, we are obligated to pay Mr. Yanay the difference between $229,430 to the accumulated amount in his severance pay fund.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2018:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock Awards ($)
Erez Egozi	12/14/2017	110,000	(1)	142,197

(1)	Grant of RSUs was made pursuant to our amended and restated 2005 Stock Option Plan, or the 2005 Plan. The grant vests as follows:

a.	30,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter,

b.	50,000 RSUs vest as follows: 50% vest on June 14, 2020 and 50% vest on June 14, 2021, and,

c.	30,000 RSUs vest upon achievement of certain operational and financial goals.

Outstanding Equity Awards at the End of Fiscal Year 2018

The following table presents the outstanding equity awards held as of June 30, 2018 by our named executive officers:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Zami Aberman	110,000	-	0.62	10/30/2018	-		-
	-	-	-	-	50,000	(1)	$61,000
	-	-	-	-	1,500,000	(2)	$1,830,000
Yaky Yanay	55,000	-	0.62	10/30/2018	-		-
	-	-	-	-	50,000	(1)	$61,000
	-	-	-	-	1,500,000	(2)	$1,830,000
Erez Egozi	-	-	-	-	8,750	(3)	$10,675
	-	-	-	-	112,500	(4)	$137,250
	-	-	-	-	102,500	(5)	$125,050

(1)	50,000 RSUs vest in 2 installments of 25,000 shares on September 29, 2018, and December 29, 2018.

(2)	1,500,000 RSUs vest in 12 equal installments of 125,000 on September 22, 2018 and every 3 months thereafter.

(3)	8,750 RSUs vest in 2 installments of 4,375 shares on September 29, 2018 and December 29, 2018.

(4)	112,500 RSUs vest in 12 equal installments of 9,375 shares on September 22, 2018 and every 3 months thereafter.

(5)	102,500 RSUs vest as follows:

a.	22,500 RSUs vest in 6 equal installments of 3,750 on September 14, 2018 and every 3 months thereafter,

b.	50,000 RSUs vest as follows: 50% vest on June 14, 2020 and 50% vest on June 14, 2021, and,

c.	30,000 RSUs vest upon achievement of certain operational and financial goals.

Option Exercises and Stock Vested Table

The following table presents the named executive officers’ awards that vested during fiscal year 2018 by our named executive officers. No options were exercised by our named executive officers in fiscal year 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	656,250	909,875
Yaky Yanay	656,250	909,875
Erez Egozi	88,250	123,339

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the stock option plans described below under Item 12.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2018:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	19,785	182,090	201,875
Nachum Rosman	27,044	184,870	211,914
Doron Shorrer	26,565	184,870	211,435
Hava Meretzki	23,892	125,100	148,992
Isaac Braun	25,035	125,100	150,135
Israel Ben-Yoram	27,175	184,870	212,045
Moria Kwiat	25,564	125,100	150,664

(1)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2018 included elsewhere in this Annual Report.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $12,500; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. The Board has determined that the dollar rate would be not less than 4.25 NIS per dollar. The non-executive directors, as a group, are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals, as determined by the Board of Directors and/or the Compensation Committee. Effective as of September 12, 2018, we increased the annual director compensation from $12,500 to $15,000.

During fiscal year 2018, we paid a total of $175,059 in cash to directors as compensation. This amount does not include compensation to Mr. Aberman and Mr. Yanay in their capacity as directors, which is reflected in the Summary Compensation Table for fiscal year 2018 above. As of June 30, 2018, we granted our directors (not including our Co-CEOs) 4,395,748 options, restricted shares and RSUs (not including 606,397 options that expired by June 30, 2018) of which 3,020,443 were exercisable or vested, as the case may be, as follows:

Name	Total of Options, restricted shares and RSUs Granted		Total of Options, restricted shares and RSUs exercisable and vested
Mark Germain	722,208	(1)	410,446
Nachum Rosman	750,208	(2)	414,967
Doron Shorrer	790,208	(3)	657,209
Hava Meretzki	532,708	(4)	442,708
Isaac Braun	532,708	(5)	442,708
Israel Ben-Yoram	777,708	(6)	464,905
Moria Kwiat	290,000		187,500
Total	4,395,748		3,020,443

(1)	Excludes 280,000 options that expired by June 30, 2018.

(2)	Excludes 36,250 options that expired by June 30, 2018.

(3)	Excludes 89,256 options that expired by June 30, 2018.

(4)	Excludes 67,692 options that expired by June 30, 2018.

(5)	Excludes 66,423 options that expired by June 30, 2018.

(6)	Excludes 66,776 options that expired by June 30, 2018.

For all directors, the vesting of directors' stock options, RSUs and restricted stock accelerates in the following circumstances: (1) termination of a director’s position by the stockholders will result in the acceleration of 100% of any unvested award and (2) termination of a director’s position by resignation will result in the acceleration of 50% of any unvested award.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board as per policy approved by our Compensation Committee. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 2, 2018 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

Directors and Named Executive Officers

Zami Aberman Co-CEO, Chairman of the Board and Director	3,139,698	(2)	2.8%

Yaky Yanay Co-CEO, President and Director	2,373,115	(3)	2.1%

Erez Egozi CFO	184,250		*

Israel Ben-Yoram Director	496,530		*

Isaac Braun Director	453,958	(4)	*

Mark Germain Director	426,821	(4)	*

Moria Kwiat Director	198,750		*

Hava Meretzki Director	453,958	(4)	*

Nachum Rosman Director	431,592	(4)	*

Doron Shorrer Director	673,834	(4)	*

Directors and Executive Officers as a group (10 persons)	8,832,504	(5)	7.8%
_________________
* = less than 1%

(1)  Based on 113,595,483 shares of common stock issued and outstanding as of September 2, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)  Includes options to acquire 110,000 shares.

(3)  Includes options to acquire 55,000 shares.

(4)  Includes options to acquire 27,500 shares.

(5)  Includes options to acquire 302,500 shares.

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

In addition, at our annual meeting of our stockholders held on May 31, 2016, our stockholders approved the 2016 Plan. Under the 2016 Plan, options, restricted stock and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Under the 2016 Plan, the plan administrator is authorized to grant awards to acquire shares of Common Stock, shares of restricted stock and restricted stock units, in each calendar year, in a number not exceeding two and three-quarters percent (2.75%) of the number of shares of our Common Stock issued and outstanding on a fully diluted basis on the immediately preceding December 31.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2005 and 2016 Plan)
Equity compensation plan approved by security holders	815,600	$0.25	5,780,491

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Except for the arrangements described in Item 11 no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during fiscal year 2018, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board of Directors has determined that Doron Shorrer, Nachum Rosman and Israel Ben-Yoram are "independent" as defined by the rules of the SEC and the Nasdaq rules and regulations.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2018	Twelve months ended on June 30, 2017

Audit Fees	$126,747	$147,000

Audit-Related Fees	None	None

Tax Fees	$40,829	$18,283

All Other Fees	$21,134	$29,706

Total Fees	$188,710	$194,989

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K and internal control over financial reporting, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory fillings and (iv) fees related to the offering we closed in October 2017 and with respect to the ATM Agreement.

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

10.2
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

10.8	Summary of Directors’ Ongoing Compensation. (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed September 12, 2011). +

10.9	The Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 23, 2009). +

10.10	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016). +

10.11	Form of Stock Option Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 23, 2009). +

10.12	Form of Restricted Stock Agreement under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K filed on September 23, 2009). +

10.13
Form of Restricted Stock Agreement (Israeli directors and officers) under the Amended and Restated 2005 Stock Option Plan. (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 23, 2009). +

10.14	Form of Stock Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016). +

10.15	Form of Restricted Stock Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016). +

10.16
Form of Restricted Stock Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016). +

10.17
Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated December 20, 2016 (English version only) (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 8, 2017).

10.18
Amendment No. 1 to Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated March 30, 2017 (English version only) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 8, 2017).

10.19
Amendment No. 2 to Binding Term Sheet by and between Pluristem Therapeutics Inc. and Sosei Corporate Venture Capital Ltd., dated August 15, 2017 (English version only) (incorporated by reference to Exhibit 10.40 of our annual report on Form 10-K filed on September 7, 2017).

10.20*	Consulting Agreement between Pluristem Ltd. and Rose High Tech Ltd. dated September 12, 2018. +

10.21*	Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 12, 2018. +

10.22*	Employment Agreement between Pluristem Ltd. and Erez Egozi dated September 12, 2018. +

10.23
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

 Dated:  September 12, 2018

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer and President

Dated: September 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
Chairman of the Board and Director
 Dated:  September 12, 2018

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer, President and Director
(Principal Executive Officer)
 Dated: September 12, 2018

By: /s/ Erez Egozi
Erez Egozi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
 Dated: September 12, 2018

By: /s/ Israel Ben-Yoram
Israel Ben-Yoram, Director
 Dated: September 12, 2018

By: /s/ Isaac Braun
Isaac Braun, Director
 Dated: September 12, 2018

By: /s/ Mark Germain
Mark Germain, Director
 Dated: September 12, 2018

By: /s/ Moria Kwiat
Moria Kwiat, Director
 Dated: September 12, 2018

By: /s/ Hava Meretzki
Hava Meretzki, Director
 Dated: September 12, 2018

By: /s/ Nachum Rosman
Nachum Rosman, Director
 Dated: September 12, 2018

By: /s/ Doron Shorrer
Doron Shorrer, Director
 Dated: September 12, 2018