Form 10-Q
period 2018-09-30
PLURISTEM THERAPEUTICS INC
filed 2018-11-07
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit files).

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

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 115,800,504 shares of common stock issued and outstanding as of November 4, 2018.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018

(Unaudited)

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5
Interim Condensed Statements of Changes in Stockholders' Equity	F - 6 - F - 7

Interim Condensed Consolidated Statements of Cash Flows	F - 8 - F - 9

Notes to Interim Condensed Consolidated Financial Statements	F - 10 - F - 21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2018	June 30, 2018
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,433	$8,821
Short-term bank deposits		13,283	21,079
Restricted cash and short-term bank deposits		777	687
Accounts receivable from the Israeli Innovation Authority (“IIA”)		37	58
Other current assets		1,921	1,391
Total current assets		24,451	32,036

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		385	383
Severance pay fund		858	846
Property and equipment, net		5,186	5,678
Other long-term assets		13	17
Total long-term assets		6,442	6,924

Total assets		$30,893	$38,960

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2018	June 30, 2018
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,133	$3,261
Accrued expenses		3,048	2,266
Other accounts payable		2,217	3,021
Total current liabilities		7,398	8,548

LONG-TERM LIABILITIES

Accrued severance pay		1,141	1,127
Other long-term liabilities		825	778
Total long-term liabilities		1,966	1,905

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 114,649,702 shares as of September 30, 2018, 113,565,780 shares as of June 30, 2018		1	1
Additional paid-in capital		246,011	244,203
Accumulated deficit		(224,483)	(215,697)
Total stockholders' equity		21,529	28,507

Total liabilities and stockholders' equity		$30,893	$38,960

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2018	2017

Revenues	$4	$-
Cost of revenues	(* )	-
Gross profit	4	-
Operating Expenses:
Research and development expenses	$(7,765)	$(5,192)
Less: participation by the IIA and other parties	1,001	515
Research and development expenses, net	(6,764)	(4,677)
General and administrative expenses, net	(2,210)	(2,763)

Operating loss	(8,970)	(7,440)

Financial income, net	184	55

Net loss	$(8,786)	$(7,385)

Loss per share:
Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted average number of shares used in computing basic and diluted net loss per share	113,658,261	97,321,866

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2018	2017
Net loss	$(8,786)	$(7,385)
Other comprehensive loss, net:
Unrealized loss on available-for-sale marketable securities, net	-	(1,133)
Reclassification adjustment of available-for-sale marketable securities losses realized in net loss, net	-	78
Other comprehensive loss	-	(1,055)
Total comprehensive loss	$(8,786)	$(8,440)

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2018	113,565,780	$1		$244,203	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	695,422	(*	)	1,327	-	1,327
Issuance of common stock under ATM Agreement, net of issuance costs of $27 (see Note 6a)	376,000	(*	)	473	-	473
Exercise of options by employees and non-employee consultants	12,500	(*	)	8	-	8
Net loss	-	-		-	(8,786)	(8,786)

Balance as of September 30, 2018 (unaudited)	114,649,702	$1		$246,011	$(224,483)	$21,529

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2018	2017
		as adjusted, see note 2
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,786)	$(7,385)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	503	515
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	-	13
Gain from sale of investments of available-for-sale marketable securities	-	)928(
Other-than-temporary loss of available-for-sale marketable securities (see Note 3)	-	850
Stock-based compensation to employees, directors and non-employee consultants	1,327	1,503
Decrease in accounts receivable from the IIA	21	1,011
Increase in other current assets and other long-term assets	(526)	(170)
Decrease in trade payables	(962)	(354)
Decrease in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	(82)	(290)
Decrease (increase) in interest receivable on short-term deposits	(7)	45
Linkage differences and interest on short and long-term deposits and restricted bank deposits	-	3
Accrued severance pay, net	2	(3)
Net cash used by operating activities	$(8,510)	$(5,190)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(177)	$(148)
Repayment of short-term deposits	7,801	4,042
Proceeds from sale of available-for-sale marketable securities	-	9,010
Proceeds from redemption of available-for-sale marketable securities	-	9
Investment in available-for-sale marketable securities	-	(1,146)
Net cash provided by investing activities	$7,624	$11,767

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2018	2017
		as adjusted, see note 2
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$473	$1,026
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	107	-
Exercise of options	8	24
Net cash provided by financing activities	$588	$1,050

Increase (decrease) in cash and cash equivalents and restricted cash	(298)	7,627
Cash and cash equivalents and restricted cash at the beginning of the period	9,508	5,266
Cash and cash equivalents and restricted cash at the end of the period	$9,210	$12,893

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$2	$3

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$5	$29

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

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has incurred an accumulated deficit of approximately $224,483 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2018, the Company’s total stockholders' equity amounted to $21,529.

During the three month period ended September 30, 2018, the Company incurred operating losses of $8,970 and its negative cash flow from operating activities was $8,510. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of September 30, 2018, the Company's cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $21,716. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company's current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company's ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the European Union's Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of September 30, 2018, will be sufficient to maintain the Company's operations into the first quarter of the Company's fiscal year 2020. The Company's inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

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

In March 2015, the Company sold a portion of the CHA shares received in December 2013. In January 2018, the Company sold its remaining investment in the CHA shares, for aggregate net proceeds of approximately $10,500, representing a net gain of $6,200, which is recorded in “Financial income, net” for the fiscal year ended June 30, 2018, and reclassified from other comprehensive loss.

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

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Operating results for the three month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

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

The Company measures its investments in marketable securities and derivative instruments at fair value under Accounting Standards Codification (“ASC”), “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of September 30, 2018, the fair value of the options contracts was approximately ($120), presented in “other accounts payable” (see Note 4). The net income (losses) recognized in “Financial income, net” during the three month periods ended September 30, 2018 and 2017 were ($123) and ($143), respectively.

f.	Recently Adopted Accounting Pronouncement

ASC 606 - Revenue from Contracts with Customers (“ASC 606”):

On July 1, 2017, the Company adopted ASC 606, using the modified retrospective transition method. Prior periods were not retrospectively adjusted. As the Company did not have any contracts with customers that were incomplete as of June 30, 2017, the adoption of ASC 606 did not, and does not, have a material impact on the Company's consolidated financial statements upon adoption, including the presentation of revenues in the Company's consolidated statements of operations.

Revenue Recognition from sales of products:

Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

The Company's current contract with its customer includes one type of product and thus has only one performance obligation, which is the transfer of control of the product. The Company's PLX cells have an alternative use and, as such, the performance obligation is considered to be satisfied at the point in time when the customer obtains control over the product.

ASU No. 2016-15 - “Statement of Cash Flows” (Topic 230) (“ASU No. 2016-15”):

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of fiscal year 2019 and it did not have a material impact on the Company's consolidated financial statements and related disclosures.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU No. 2016-18 – "Statement of Cash Flows" (Topic 230) (“ASU No. 2016-18”):

In November 2016, the FASB issued ASU 2016-18. The ASU requires that the consolidated statement of cash flows include the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU No. 2016-18 also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and cash equivalents balance presented on the consolidated balance sheet. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard requires application using a retrospective transition method.  The Company adopted this standard effective July 1, 2018 using the retrospective transition method, as required by the new standard.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	Three months ended September 30,
	2018	2017
	(Unaudited)
Cash and cash equivalents	$8,433	$12,294
Restricted cash included in Restricted cash and short-term bank deposits	777	599
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$9,210	$12,893

Recently Issued Accounting Pronouncements

ASU No. 2016-02 - “Leases” (“Topic 842”):

In February 2016, the FASB issued guidance on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether a lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting treatment requirements under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Topic 842 supersedes the previous leases standard, ASC 840, “Leases”. The guidance is effective for the interim and annual periods beginning on or after December 15, 2018. Early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)", which further updated Topic 842. This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented.

If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company is currently evaluating the potential impact of the guidance on its consolidated financial statements.

ASU No. 2017-12 - “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities” (“ASU No. 2017-12”):

In August 2017, the FASB issued ASU No. 2017-12, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting, reduce complexity in fair value hedges of interest rate risk and ease certain documentation and assessment requirements of hedge effectiveness. It also changes how companies assess effectiveness of the hedge and amends the presentation and disclosure requirements relating to hedging activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of adopting the ASU on its consolidated financial statements.

ASU No. 2018-07 – “Compensation—Stock Compensation” (Topic 718) (“ASU No. 2018-07”):

In June 2018, the FASB issued ASU No. 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply ASU No. 2018-07 to nonemployee awards except with respect to option pricing models and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the potential impact of the guidance on its consolidated financial statements.

NOTE 3:- MARKETABLE SECURITIES

During the year ended June 30, 2018, the Company sold marketable securities for aggregate net proceeds (including redemptions of certain bonds) of approximately $21,890, representing a net gain of $8,440. The proceeds from the sale of such marketable securities are included in “Financial income, net”, for the year ended June 30, 2018.

In addition, during the year ended June 30, 2018, the Company recognized an other-than-temporary impairment loss on an outstanding security of $850, and the value of the outstanding security was amortized in full.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	September 30, 2018 (Unaudited)		June 30, 2018
	Level 1	Level 2	Level 1	Level 2
Foreign currency derivative instruments	-	(120)	-	(243)
Total financial liabilities	$-	$(120)	$-	$(243)

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2018, an amount of $1,159 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

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

Through September 30, 2018, total grants obtained from the IIA aggregated to approximately $26,990 and total royalties paid and accrued amounted to $168. As of September 30, 2018, the Company's contingent liability in respect to royalties to the IIA amounted to $26,822, not including LIBOR interest as described above.

c.
The Company was awarded a marketing grant under the "Smart Money" program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in Japan and for regulatory activities there. As part of the program, the Company will repay royalties of 5% from the Company’s income in Japan during five years, starting the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

As of September 30, 2018, total grants obtained under this Smart Money program amounted to approximately $112. As of September 30, 2018, the Company's contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

d.
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

As of September 30, 2018, the aggregate amount of grant obtained from this Smart Money program was approximately $23. As of September 30, 2018, the Company's contingent liability with respect to royalties for this “Smart Money” program is $23 and no royalties were paid or accrued.

e.
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

f.
The Company currently collaborates with the New York Blood Center (“NYBC”) on preclinical studies of its placental expanded R-18 cells (“PLX-R18”) to enhance the efficacy of umbilical cord blood transplantation. The project was selected to receive a conditional award of $900 from the Israel-United States Binational Industrial Research and Development Foundation (the “BIRD Foundation”), of which an amount of $585 is a direct grant allocated to the Company.

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

As of September 30, 2018, the aggregate amount of grant obtained from the BIRD Foundation was approximately $264. As of September 30, 2018, the Company's contingent liability with respect to royalties for the BIRD Foundation was $264 and no royalties were paid or accrued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES (CONT.)

g.
The Company was awarded a marketing grant of approximately $52 under the "Shalav" program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market.

As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid. As of September 30, 2018, no funds have been received.

NOTE 6: - STOCKHOLDERS' EQUITY

a.
Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the three month period ended September 30, 2018, the Company sold 376,000 shares of common stock under the ATM Agreement at an average price of $1.33 per share for aggregate net proceeds of approximately $473, net of issuance expenses of $27.

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

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). A summary of the Company’s activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

	Three months ended September 30, 2018 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	315,000	$0.62
Options exercised	(7,500)	$0.62
Options outstanding at end of the period	307,500	$0.62	0.082	$209
Options exercisable at the end of the period	307,500	$0.62	0.082	$209
Options vested	307,500	$0.62	0.082	$209

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

Intrinsic value of exercisable options (the difference between the Company’s closing stock price on the last trading day in the period and the exercise price, multiplied by the number of in-the-money options) represents the amount that would have been received by the employee and director option holders had all option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s common stock.

b.	Options, warrants, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

2.	Options to non-employees:

The Company accounts for its options to non-employees under the fair value method in accordance with ASC 718. A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Three months ended September 30, 2018 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	500,600	$0.01
Options granted	20,000	-
Options exercised	(5,000)	0.62
Options forfeited	(1,850)	-
Options outstanding at end of the period	513,750	$-	6.84	$668

Options exercisable at the end of the period	228,000	$-	6.14	$296
Options vested and expected to vest	513,750	$-	6.84	$668

Compensation expenses related to options granted to consultants were recorded as follows:

	Three months ended September 30,
	2018	2017
	(Unaudited)
Research and development expenses	$84	$3
General and administrative expenses	$6	$15
	$90	$18

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

b.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

3.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005 and 2016 incentive option plans for the three month period ended September 30, 2018 (Unaudited):

Number
Unvested at the beginning of period	6,293,608
Granted	9,000
Forfeited	(51,470)
Vested	(673,363)
Unvested at the end of the period	5,577,775
Expected to vest after September 30, 2018	5,432,336

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2018	2017
	(Unaudited)
Research and development expenses	$318	$144
General and administrative expenses	731	1,290
	$1,049	$1,434

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 3.25 years are approximately $3,950.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

b.	Options, warrants, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	RS and RSUs to consultants:

5.
The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the three month period ended September 30, 2018 (Unaudited):

Number
Unvested at the beginning of period	199,559
Granted	34,388
Vested	(22,059)
Unvested at the end of the period	211,888

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Three months ended September 30,
	2018	2017
	(Unaudited)
Research and development expenses	$26	$-
General and administrative expenses	162	51
	$188	$51

NOTE 7:-SUBSEQUENT EVENTS

During October 2018, the Company sold 1,130,000 shares of common stock under the ATM Agreement at an average price of $1.21 per share.

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

In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, or the 2018 Annual Report.  Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiary, Pluristem Ltd., unless otherwise indicated or as otherwise required by the context.

Overview

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, recovery following surgery for hip fracture, and acute radiation syndrome, or ARS.  Each of these indications is a severe unmet medical need. We were incorporated in Nevada in 2001, and have a wholly owned subsidiary in Israel called Pluristem Ltd.. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

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

Our PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the European Medicines Agency, or EMA, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA accelerated pathway, the FDA Fast Track Approval and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,900,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our PLX-PAD cell program in recovery following surgery for hip fracture was also selected for the Adaptive Pathways pilot project of EMA and was awarded a Euro 7,400,000 (approximately $8,600,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, which may result in approval without the prior performance of human efficacy trials. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases, has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS.

In July 2018, we entered into a strategic collaboration agreement with Thermo Fisher Scientific Inc. with the aim of advancing the fundamental knowledge of cell therapy industrialization and to improve quality control of the end-to-end supply chain. The collaboration will combine Thermo Fisher’s experience in cell therapy development and bio production scale up with our expertise in cell therapy manufacturing, clinical development and quality control.

In September 2018, we announced that the FDA granted Orphan Drug Designation to our PLX cell therapy for the treatment of graft failure and incomplete hematopoietic recovery following hematopoietic cell transplantation.

In October 2018, we announced that the FDA approved cost recovery for our PLX-PAD under our EAP in the treatment of CLI. Under the terms of the EAP, an initial 100 Rutherford-5 CLI patients who are ineligible for inclusion under our ongoing Phase 3 study protocol, and whose condition is life-threatening, will be enrolled.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017.

Revenues

Revenues for the three month period ended September 30, 2018 were $4,000 as compared to no revenues generated in the three month period ended September 30, 2017. All revenues in the three month period ended September 30, 2018 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three month period ended September 30, 2018 increased by 45% from $4,677,000 for the three month period ended September 30, 2017 to $6,764,000. The increase is mainly attributed to: (1) an increase in subcontractor expenses related to some of our clinical studies, (2) an increase in materials consumption, (3) an increase in payroll expenses related to increases in average salaries, (4) an increase in stock-based compensation expenses due to the amount of restricted stock units granted, and (5) a decrease in IIA participation ($3,300,000 was approved in calendar year 2016 compared to $1,500,000 that was approved in calendar year 2017 and compared to $900,000 approved in calendar year 2018). The increase was partially offset by a higher participation by the European Union with respect to the Horizon 2020 grants which commenced in calendar year 2017.

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2018 decreased by 20% from $2,763,000 for the three month period ended September 30, 2017 to $2,210,000 for the three month period ended September 30, 2018. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, and a decrease in corporate activities expenses.

Financial Income, Net

Financial income, net, increased from a net financial income of $55,000 for the three month period ended September 30, 2017 to a net financial income of $184,000 for the three month period ended September 30, 2018. This increase is mainly attributable to changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the NIS, and an increase in interest on deposits due to our investments in short-term deposits.

Net Loss

Net loss for the three month period ended September 30, 2018 was $8,786,000, as compared to net loss of $7,385,000 for the three month period ended September 30, 2017. The change was mainly due to the increase in research and development expenses, as described above. Net loss per share for each of the three month periods ended September 30, 2018 and September 30, 2017, was $0.08.

For the three month periods ended September 30, 2018 and September 30, 2017, we had weighted average shares of common stock outstanding of 113,658,261 and 97,321,866, respectively, which were used in the computations of net loss per share for the three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares from a public offering we conducted in October 2017, issuances of shares to employees and consultants, issuances of shares pursuant to our At Market Issuance Sales Agreement, or the ATM Agreement, and shares issued as a result of exercises of options and warrants.

Liquidity and Capital Resources

As of September 30, 2018, our total current assets were $24,451,000 and total current liabilities were $7,398,000. On September 30, 2018, we had a working capital surplus of $17,053,000, stockholders' equity of $21,529,000 and an accumulated deficit of $224,483,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities and funds from grants from the IIA, European Union’s Horizon 2020 program, Israel’s Ministry of Economy, and other research grants.

Our cash and cash equivalents as of September 30, 2018 amounted to $8,433,000 compared to $12,294,000 as of September 30, 2017, and compared to $8,821,000 as of June 30, 2018. Cash balances changed in the three months ended September 30, 2018 and 2017 for the reasons presented below.

Operating activities used cash of $8,510,000 in the three months ended September 30, 2018, compared to $5,190,000 in the three months ended September 30, 2017. Cash used in operating activities in the three months ended September 30, 2018 and 2017 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, Horizon 2020, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $7,624,000 in the three months ended September 30, 2018, compared to cash provided of $11,767,000 for the three months ended September 30, 2017. The investing activities in the three month period ended September 30, 2018 consisted primarily of the withdrawal of $7,801,000 of short term deposits, offset by payments of $177,000 related to investment in property and equipment. The investing activities in the three month period ended September 30, 2017 consisted primarily of $9,019,000 provided from the sale and redemption of marketable securities, and the withdrawal of $4,002,000 of short term deposits, offset by investment of $1,146,000 in marketable securities and payments of $148,000 related to investment in property and equipment.

Financing activities generated cash of $588,000 during the three months ended September 30, 2018, compared to $1,050,000 for the three months ended September 30, 2017. The cash generated in the three months ended September 30, 2018 from financing activities is related to net proceeds of $473,000 from issuing shares of our common stock under our ATM Agreement, proceeds of $107,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation and net proceeds of $8,000 from the exercise of options. The cash generated in the three months ended September 30, 2017 from financing activities is related to net proceeds of $1,026,000 from issuing shares of our common stock under our ATM Agreement and $24 from the exercise of warrants.

In July 2017, we entered into the ATM Agreement with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we may elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We are not obligated to make any sales of common stock under the ATM Agreement. From July 2017 through September 30, 2018, we sold an aggregate of 3,975,408 shares of common stock pursuant to the ATM Agreement at an average price of $1.42 per share.

During the three months ended September 30, 2018, we received cash of approximately $186,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2018, total grants obtained from the IIA aggregated to approximately $26,990,000 and total royalties paid and accrued amounted to $168,000.

The IIA has supported our activity in the past thirteen years. Our previous program, for the twelfth year, was approved by the IIA in 2017 and relates to a grant of approximately $1,500,000. The grant was used to cover research and development expenses for the period of January 1, 2017 to December 31, 2017. Our most recent program, for the thirteenth year, was approved by the IIA in 2018 and relates to a grant of approximately $900,000. The grant has been used, and will continue to be used, to cover research and development expenses for the period of January 1, 2018 to December 31, 2018.

As of September 30, 2018, we received total grants of approximately $3,230,000 in cash from the European Union research and development consortiums pursuant to the Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Annual Report on form 10-K for the fiscal year ended June 30, 2018.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of November 6, 2018, we have been deemed to have sold $80,000,000 pursuant to our existing shelf under our ATM Agreement and $15,051,000 relating to our public offering which closed on October 31, 2017 pursuant to which we raised aggregate gross proceeds of $15,051,000 through the sale of 9,000,000 shares of our common stock at a purchase price of NIS 5.90 (approximately $1.67 per share).

Outlook

We have accumulated a deficit of $224,483,000 since our inception in May 2001. We do not expect to generate any revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.

We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

We are continually looking for sources of funding, including non-diluting sources such as the IIA grants, the European Union grant and other research grants, and sales of our common stock.

As of September 30, 2018, our cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $21,716,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to management’s estimates, liquidity resources as of September 30, 2018 will be sufficient to maintain our operations into the first quarter of fiscal year 2020. Our inability to raise funds to carry out our business plan will have a severe negative impact on our ability to remain a viable company.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
 Date:  November 7, 2018

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer and President
(Principal Executive Officer)
 Date:  November 7, 2018

By: /s/ Erez Egozi
Erez Egozi, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
 Date:  November 7, 2018