Form 10-Q
period 2019-03-31
PLURISTEM THERAPEUTICS INC
filed 2019-05-06
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	PSTI	Nasdaq Capital Market

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 149,788,196 shares of common stock issued and outstanding as of May 2, 2019.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019

(Unaudited)

                           PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019

 U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	F - 2 - F - 3

Interim Condensed Consolidated Statements of Operations	F - 4

Interim Condensed Consolidated Statements of Comprehensive Loss	F - 5

Interim Condensed Statements of Changes in Stockholders' Equity	F - 6 - F - 9

Interim Condensed Consolidated Statements of Cash Flows	F - 10 - F - 11

Notes to Interim Condensed Consolidated Financial Statements	F - 12 - F - 24

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2019	June 30, 2018
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$9,535	$8,821
Short-term bank deposits		1,002	21,079
Restricted cash and short-term bank deposits		703	687
Accounts receivable from the Israeli Innovation Authority (“IIA”)		285	58
Other current assets		1,671	1,391
Total current assets		13,196	32,036

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		391	383
Severance pay fund		872	846
Property and equipment, net		4,265	5,678
Other long-term assets		7	17
Total long-term assets		5,535	6,924

Total assets		$18,731	$38,960

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)
		March 31, 2019	June 30, 2018
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,892	$3,261
Accrued expenses		3,342	2,266
Other accounts payable		2,013	3,021
Total current liabilities		8,247	8,548

LONG-TERM LIABILITIES

Accrued severance pay		1,152	1,127
Other long-term liabilities		705	778
Total long-term liabilities		1,857	1,905

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value per share: Authorized: 200,000,000 shares Issued and outstanding: 119,319,660 shares as of March 31, 2019, 113,565,780 shares as of June 30, 2018		1	1
Additional paid-in capital		251,870	244,203
Accumulated deficit		(243,244)	(215,697)
Total stockholders' equity		8,627	28,507

Total liabilities and stockholders' equity		$18,731	$38,960

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Nine months ended March 31,		Three months ended March 31,
	Note	2019	2018	2019	2018

Revenues		$54	$50	$-	$-
Cost of revenues		(2)	(2)	-	-
Gross profit		52	48	-	-
Operating Expenses:
Research and development expenses		(23,618)	(18,932)	(8,421)	(7,481)
Less: participation by the IIA and other parties		2,771	2,235	594	1,099
Research and development expenses, net		(20,847)	(16,697)	(7,827)	(6,382)
General and administrative expenses, net		(6,806)	(8,349)	(2,473)	(2,666)
Other income	7	-	43	-	-

Operating loss		(27,601)	(24,955)	(10,300)	(9,048)

Financial income, net		54	7,810	222	7,517

Net loss for the period		$(27,547)	$(17,145)	$(10,078)	$(1,531)

Loss per share:
Basic and diluted net loss per share		$(0.24)	$(0.16)	$(0.09)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share		115,542,598	104,107,748	117,225,522	110,044,458

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Net loss	$(27,547)	$(17,145)	$(10,078)	$(1,531)
Other comprehensive income, net:
Unrealized gain on available-for-sale marketable securities, net	-	6,441	-	2,134
Reclassification adjustment of available-for-sale marketable securities losses realized in net loss, net	-	(8,440)	-	(7,512)
Other comprehensive income	-	(1,999)	-	(5,378)
Total comprehensive loss	$(27,547)	$(19,144)	$(10,078)	$(6,909)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income	Deficit	Equity
Balance as of July 1, 2017	96,938,789	$1		$217,822	$1,999	$(189,571)	$30,251
Exercise of options by employees	9,107	-		8	-	-	8
Stock-based compensation to employees, directors and non-employee consultants	2,330,380	(*	)	4,895	-	-	4,895
Issuance of common stock under At Market Issuance Sales Agreement, net of issuance costs of $124 (Note 6a)	1,760,840	(*	)	2,412	-	-	2,412
Issuance of common stock, net of issuance costs of $1,405 (Note 6c)	9,000,000	(*	)	13,646	-	-	13,646
Exercise of warrants by investors (Note 6d)	828,703	(*	)	1,160	-	-	1,160
Other comprehensive income, net	-	-		-	(1,999)	-	(1,999)
Net loss	-	-		-	-	(17,145)	(17,145)

Balance as of March 31, 2018 (unaudited)	110,867,819	$1		$239,943	$-	$(206,716)	$33,228

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Income	Deficit	Equity
Balance as of January 1, 2018	109,337,556	$1		$236,767	$5,378	$(205,185)	$36,961
Exercise of options by employees	4,107	-		3	-	-	3
Stock-based compensation to employees, directors and non-employee consultants	599,356	(*	)	1,787	-	-	1,787
Issuance of common stock under At Market Issuance Sales Agreement, net of issuance costs of $44 (Note 6a)	926,800	(*	)	1,386	-	-	1,386
Other comprehensive income, net	-	-		-	(5,378)	-	(5,378)
Net loss	-	-		-	-	(1,531)	(1,531)

Balance as of March 31, 2018 (unaudited)	110,867,819	$1		$239,943	$-	$(206,716)	$33,228

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2018	113,565,780	$1		$244,203	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	2,011,380	(*	)	3,949	-	3,949
Issuance of common stock under At Market Issuance Sales Agreement, and Open Market Sales Agreement, net of issuance costs of $357 (Note 6a, 6b)	3,724,000	(*	)	3,710	-	3,710
Exercise of options by employees and non-employee consultants	18,500	(*	)	8	-	8
Net loss	-	-		-	(27,547)	(27,547)

Balance as of March 31, 2019 (unaudited)	119,319,660	$1		$251,870	$(243,244)	$8,627

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of January 1, 2019	116,809,444	$1		$248,359	$(233,166)	$15,194
Stock-based compensation to employees, directors and non-employee consultants	492,216	(*	)	1,753	-	1,753
Issuance of common stock under Open Market Sales Agreement, net of issuance costs of $209 (Note 6b)	2,018,000	(*	)	1,758	-	1,758
Net loss	-	-		-	(10,078)	(10,078)

Balance as of March 31, 2019 (unaudited)	119,319,660	$1		$251,870	$(243,244)	$8,627

(*)  Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,547)	$(17,145)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,481	1,512
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	-	11
Gain from sale of investments of available-for-sale marketable securities	-	(8,440)
Other-than-temporary loss of available-for-sale marketable securities (see Note 3)	-	850
Stock-based compensation to employees, directors and non-employee consultants	3,949	4,895
Decrease (increase) in accounts receivable from the IIA	(227)	440
Decrease (increase) in other current assets and other long-term assets	(270)	281
Decrease in trade payables	(220)	(13)
Increase (decrease) in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	(112)	2,256
Decrease (increase) in interest receivable on short-term deposits	168	(319)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(1)	4
Accrued severance pay, net	(1)	74
Net cash used by operating activities	$(22,780)	$(15,594)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(217)	$(219)
Proceeds from (investment in) short-term deposits	19,908	(20,321)
Investment in long-term deposits and restricted bank deposits	(6)	-
Proceeds from sale of available-for-sale marketable securities	-	21,881
Proceeds from redemption of available-for-sale marketable securities	-	9
Investment in available-for-sale marketable securities	-	(1,146)
Net cash provided by investing activities	$19,685	$204

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$3,710	$16,058
Exercise of warrants and options	8	1,168
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	107	88
Net cash provided by financing activities	$3,825	$17,314

Increase in cash and cash equivalents and restricted cash	730	1,924
Cash and cash equivalents and restricted cash at the beginning of the period	9,508	4,707
Cash and cash equivalents and restricted cash at the end of the period	$10,238	$6,631
(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$7	$8

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$22	$59

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

b.
The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic and inflammatory conditions. The Company has incurred an accumulated deficit of approximately $243,244 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2019, the Company’s total stockholders' equity amounted to $8,627.

During the nine month period ended March 31, 2019, the Company incurred operating losses of $27,601 and its negative cash flow from operating activities was $22,780. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of March 31, 2019, the Company's cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $10,537. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company's current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company's ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the European Union's Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of March 31, 2019, together with the funds received from the public offering and registered direct offering that closed on April 8, 2019 (see Note 8), will be sufficient to maintain the Company's operations into the beginning of the fourth quarter of the Company's fiscal year 2020. The Company's inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

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

Chart Industries Agreement
In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. ("Chart") regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of March 31, 2019, commercial sale of the thawing device has not yet begun.

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

Operating results for the three and nine month periods ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

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

As of March 31, 2019, the fair value of the options contracts was less than $1, and is presented in “other accounts payable” (see Note 4). The net income (loss) recognized in “Financial income, net” during the three and nine month periods ended March 31, 2019 and 2018 was $348, $243 and ($75), ($292), respectively.

f.	Recently Adopted Accounting Pronouncement

ASU No. 2016-18 – "Statement of Cash Flows" (Topic 230) (“ASU No. 2016-18”):

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18. The ASU requires that the consolidated statement of cash flows include the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU No. 2016-18 also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and cash equivalents balance presented on the consolidated balance sheet. ASU No. 2016-18 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard requires application using a retrospective transition method.  The Company adopted this standard effective July 1, 2018 using the retrospective transition method, as required by the new standard.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	Nine months ended March 31,
	2019	2018
	(Unaudited)
Cash and cash equivalents	$9,535	$5,940
Restricted cash included in Restricted cash and short-term bank deposits	703	691
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$10,238	$6,631

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

 ASU No. 2018-18 - “Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606” (“ASU No. 2018-18”):

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

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	March 31, 2019 (Unaudited)				June 30, 2018
	Level 1	Level 2			Level 1	Level 2
Foreign currency derivative instruments	$-	$	(*	)	$-	$(243)
Total financial liabilities	$-	$	(*	)	$-	$(243)

(*)  Less than $1

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2019, an amount of $1,084 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

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

Through March 31, 2019, total grants obtained from the IIA aggregated to approximately $27,096 and total royalties paid and accrued amounted to $170. As of March 31, 2019, the Company's contingent liability in respect to royalties to the IIA amounted to $26,926, not including LIBOR interest as described above.

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

As of March 31, 2019, total grants obtained under this Smart Money program amounted to approximately $112. As of March 31, 2019, the Company's contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of March 31, 2019, the aggregate amount of grant obtained from this Smart Money program was approximately $26. As of March 31, 2019, the Company's contingent liability with respect to royalties for this “Smart Money” program is $26 and no royalties were paid or accrued.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES (CONT.)

In addition, in case of conclusion of project development which will trigger the grant repayment to the BIRD Foundation, if the Company will elect to pursue the development of the product, and NYBC elects not to pursue the development of the product, then, unless otherwise agreed by the parties, the Company shall pay NYBC royalties in the amount of 2.5% from its revenues of the product, up to an aggregate royalty amount of approximately $550. As of March 31, 2019, total grants obtained from the BIRD Foundation amounted to approximately $264 and is presented in “other long-term liabilities.”

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

As of March 31, 2019, total grants obtained under the “Shalav” program amounted to approximately $40. As of March 31, 2019, the Company's contingent liability with respect to royalties for this “Shalav” program was $40 and no royalties were paid or accrued.

NOTE 6: - STOCKHOLDERS' EQUITY

a.
Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the nine month period ended March 31, 2019, the Company sold 1,706,000 shares of common stock under the ATM Agreement at an average price of $1.23 per share for aggregate net proceeds of approximately $1,952, net of issuance expenses of $148.

On February 4, 2019, the Company notified the Agents of the termination of the ATM Agreement.

b.
Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in February 6, 2019 the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provides that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the nine month period ended March 31, 2019, the Company sold 2,018,000 shares of common stock under the Sales Agreement at an average price of $0.97 per share for aggregate net proceeds of approximately $1,758, net of issuance expenses of $209.

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

d.
Through the nine month period ended March 31, 2018, a total of 828,703 warrants were exercised by investors at an exercise price of $1.40 per share, resulting in the issuance of 828,703 shares of common stock for net proceeds of approximately $1,160.

e.	Options, restricted stocks (“RS”) and restricted stock units (“RSU”) to employees, directors and consultants:

1.	Options to employees and directors:

The Company accounts for its options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). A summary of the Company’s activity for options granted to employees and directors under its 2005 incentive option plan is as follows:

	Nine months ended March 31, 2019 (Unaudited)
	Number	Weighted Average Exercise Price
Options outstanding at beginning of period	315,000	$0.62
Options forfeited	(307,500)	$0.62
Options exercised	(7,500)	$0.62
Options outstanding at end of the period	-	-

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

e.	Options, restricted stocks and restricted stock units to employees, directors and consultants (cont.):

2.	Options to non-employees:

The Company accounts for its options to non-employees under the fair value method in accordance with ASC 718. A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Nine months ended March 31, 2019 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	500,600	$0.01	-	-
Options granted	548,050	-	-	-
Options exercised	(11,000)	0.28	-	-
Options forfeited	(1,850)	-	-	-
Options outstanding at end of the period	1,035,800	$-	8.10	$995

Options exercisable at the end of the period	353,041	$-	7.10	$342
Options vested and expected to vest	1,035,800	$-	8.10	$995

Compensation expenses related to options granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$229	$29	$132	$23
General and administrative expenses	$90	$45	$63	$17
	$319	$74	$195	$40

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

e.	Options, restricted stock and restricted stock units to employees, directors and consultants (cont.):

3.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005 and 2016 incentive option plans for the nine month period ended March 31, 2019 (Unaudited):

Number
Unvested at the beginning of period	6,293,608
Granted	4,976,000
Forfeited	(398,594)
Vested	(1,817,770)
Unvested at the end of the period	9,053,244
Expected to vest after March 31, 2019	8,752,241

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$920	$835	$480	$504
General and administrative expenses	2,261	3,637	907	1,070
	$3,181	$4,472	$1,387	$1,574

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 4 years are approximately $5,473.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS' EQUITY (CONT.)

e.	Options, restricted stock and restricted stock units to employees, directors and consultants (cont.):

4.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the nine month period ended March 31, 2019 (Unaudited):

Number
Unvested at the beginning of period	199,559
Granted	411,760
Vested	(193,610)
Unvested at the end of the period	417,709

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$55	$21	$37	$18
General and administrative expenses	394	328	134	155
	$449	$349	$171	$173

NOTE 7:-OTHER INCOME

In December 2017, the Subsidiary was awarded approximately $43 (NIS 150) by the Israeli Ministry of Labor, Social Affairs and Social Services related to its “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

NOTE 8:-SUBSEQUENT EVENTS

On April 8, 2019, the Company sold, pursuant to an underwriting agreement relating to a firm commitment public offering (the “Public Offering”), an aggregate of 28,571,429 shares of common stock and warrants to purchase 28,571,429 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000. The warrants issued in the Public Offering are exercisable for a period of five years from issuance and have an exercise price of $0.70 per share. In addition, on April 8, 2019, the Company sold, pursuant to a subscription agreement with a certain investor in a registered direct offering (the “Registered Direct Offering”), 1,428,571 shares of common stock, for aggregate gross proceeds of $1,000. The net proceeds from the Public Offering and the Registered Direct Offering, after deducting underwriting commissions and discounts and other expenses related to the offerings, were $19,467.

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

Overview

Pluristem Therapeutics Inc. is a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our lead indications are critical limb ischemia, or CLI, muscle recovery following surgery for hip fracture, and acute radiation syndrome, or ARS.  Each of these indications is a severe unmet medical need. We were incorporated in Nevada in 2001, and have a wholly owned subsidiary in Israel called Pluristem Ltd. We operate in one segment and our operations are focused on the research, development, clinical trials and manufacturing of cell therapeutics and related technologies.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and U.S. Food and Drug Administration, or FDA’s, current Good Manufacturing Practice requirements and has been approved by the European and Israeli regulators for production of PLX-PAD for late stage trials. In December 2017, after an audit of our facilities, we were granted manufacturer/importer authorization and Good Manufacturing Practice Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow clinical-grade PLX cells in commercial quantities.

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

Two pivotal, Phase III multinational clinical trials are currently being conducted with our PLX-PAD product candidate: one in CLI, and the other in muscle recovery following surgery for hip fracture.  In April 2019, we successfully enrolled over 50% of patients in our Phase III study in CLI, which allows for an interim analysis of efficacy after a one-year follow-up period under the European Medicines Agency’s, or EMA, Adaptive Pathways pilot project, in which PLX-PAD was selected to participate. Based on our current patient enrollment progress, we expect to complete the follow up of our Phase III study in CLI in the first half of 2020 with respect to Europe, and in the first half of 2021 with respect to the United States. In addition, based on our current patient enrollment progress, we expect to complete the follow up of our Phase III study in muscle recovery following surgery for hip fracture in the second half of 2020. We expect to release the clinical data shortly after the conclusion of the follow ups.

Our PLX-PAD cell program in CLI had been selected for the Adaptive Pathways pilot project of the  EMA, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA accelerated pathway, the FDA Fast Track Designation and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,900,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our PLX-PAD cell program in muscle recovery following surgery for hip fracture was also selected for the Adaptive Pathways pilot project of EMA and was awarded a Euro 7,400,000 (approximately $8,600,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, and, based on our assessment, is expected to advance to a pivotal trial, which may also result in approval without the prior performance of human efficacy trials. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS. Assuming we receive a contract from the U.S. government, we expect to initiate an ARS pivotal trial in the second half of 2019.

PLX-R18 is under development in the United States and Israel for the treatment of incomplete hematopoietic recovery following hematopoietic cell transplantation (“HCT”). In March 2019, we announced that we had fully enrolled the second cohort of six patients in our ongoing Phase I clinical study in HCT, and received data and safety monitoring board approval to continue to the final cohort of the study.

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

In October 2018, we announced that the FDA approved cost recovery for our PLX-PAD under an EAP held by World Trials, Inc., a privately-held third-party sponsor. In April 2019, we announced the initiation of our FDA approved EAP, with several site initiations in the U.S. Under the terms of the EAP, an initial 100 Rutherford-5 CLI patients who are ineligible for inclusion under our ongoing Phase 3 study protocol, and whose condition is life-threatening, can be enrolled.

In November 2018, we entered into a license agreement with a subsidiary of Chart Industries, Inc., or Chart, regarding our thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and we are to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device.

In January 2019, we announced a successful one-year follow up of a compassionate use treatment in a Buerger’s disease patient treated with our PLX-PAD cell therapy.

In January 2019, we announced the receipt of a joint grant awarded by the Israeli Ministry of Defense and the IIA for the pre-clinical development of our PLX cells for the treatment of burn injuries. We are currently in discussions with the Israeli Ministry of Defense to define the structure of the collaboration.

In February 2019, we announced that the large-scale research initiative, RESTORE, of which we are a member, was nominated to be one of two finalists competing to be awarded up to €1 billion over the next 10 years by the European Commission for the development and advancement of transformative therapeutics.

In February 2019, we entered into a collaboration with NASA’s Ames Research Center to evaluate the potential of our PLX cell therapies in preventing and treating medical conditions caused during space missions.

In May 2019, we filed a U.S. provisional patent application titled “Methods and Compositions for Producing Cannabinoids,” which covers the use of our state-of-the-art, proprietary 3-D cell culturing technology for the potential manufacturing of cannabinoid-producing cells.

RESULTS OF OPERATIONS – NINE AND THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO NINE AND THREE MONTHS ENDED MARCH 31, 2018.

Revenues

Revenues for the nine month period ended March 31, 2019 were $53,500 as compared to $50,000 in the nine month period ended March 31, 2018. We did not receive any revenues for the three month period ended March 31, 2019. All revenues in the nine month periods ended March 31, 2019 and 2018 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the nine month period ended March 31, 2019 increased by 25% from $16,697,000 for the nine month period ended March 31, 2018 to $20,847,000. The increase is mainly attributed to: (1) an increase in subcontractor expenses related to some of our clinical studies, (2) an increase in materials consumption, (3) a decrease in IIA participation (approximately $900,000 was approved in calendar year 2018 compared to approximately $500,000 that was approved in calendar year 2019), and (4) an increase in stock-based compensation expenses due to the amount of restricted stock units and options granted. The increase was partially offset by a higher participation by the European Union with respect to the Horizon 2020 grants.

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three months ended March 31, 2019 increased by 23% from $6,382,000 for the three months ended March 31, 2018 to $7,827,000. The increase is mainly attributed to: (1) an increase in materials consumption, (2) a decrease in IIA participation (approximately $900,000 was approved in calendar year 2018 compared to approximately $500,000 that was approved in calendar year 2019), and (3) a lower participation by the European Union with respect to the Horizon 2020 grants. The increase was partially offset by a decrease in payroll expenses related to a decrease in the average number of employees.

General and Administrative Expenses

General and administrative expenses for the nine month period ended March 31, 2019 decreased by 18% from $8,349,000 for the nine month period ended March 31, 2018 to $6,806,000. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, and a decrease in corporate activities expenses.

General and administrative expenses for the three months ended March 31, 2019 decreased by 7% from $2,666,000 for the three months ended March 31, 2018 to $2,473,000. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules. The decrease was partially offset by an increase in corporate activities expenses.

Financial Income, Net

Financial income, net, decreased from a net financial income of $7,810,000 for the nine month period ended March 31, 2018 to a net financial income of $54,000 for the nine month period ended March 31, 2019. This decrease is mainly due to the sale of our investments in marketable securities which occurred in the nine months ended March 31, 2018.

Financial income, net, decreased from a net financial income of $7,517,000 for the three months ended March 31, 2018 to a net financial income of $222,000 for the three months ended March 31, 2019. This decrease is mainly due to the sale of our investments in marketable securities which occurred in the three months ended March 31, 2018. The decrease was partially offset by changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the NIS.

Net Loss

Net loss for the nine and three month periods ended March 31, 2019 was $27,547,000 and $10,078,000, respectively, as compared to net loss of $17,145,000 and $1,531,000 for the nine and three month periods ended March 31, 2018, respectively. The changes were mainly due to a decrease in financial income and an increase in research and development expenses, as described above. Net loss per share for the nine and three month periods ended March 31, 2019 was $0.24 and $0.09, respectively, as compared to $0.16 and $0.01 for the nine and three month periods ended March 31, 2018.

For the nine and three month periods ended March 31, 2019 and March 31, 2018, we had weighted average shares of common stock outstanding of 115,542,598, 117,225,522 and 104,107,748, 110,044,458, respectively, which were used in the computations of net loss per share for the nine and three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares to employees and consultants, issuances of shares pursuant to our At Market Issuance Sales Agreement, or the ATM Agreement, and our Open Market Sale AgreementSM, or the Sale Agreement, and shares issued as a result of exercises of options.

Liquidity and Capital Resources

As of March 31, 2019, our total current assets were $13,196,000 and total current liabilities were $8,247,000. On March 31, 2019, we had a working capital surplus of $4,949,000, stockholders' equity of $8,627,000 and an accumulated deficit of $243,244,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities and funds from grants from the IIA, European Union’s Horizon 2020 program, Israel’s Ministry of Economy, and other non-dilutive sources.

Our cash and cash equivalents as of March 31, 2019 amounted to $9,535,000 compared to $5,940,000 as of March 31, 2018, and compared to $8,821,000 as of June 30, 2018. Cash balances changed in the nine months ended March 31, 2019 and 2018 for the reasons presented below.

Operating activities used cash of $22,780,000 in the nine months ended March 31, 2019, compared to $15,594,000 in the nine months ended March 31, 2018. Cash used in operating activities in the nine months ended March 31, 2019 and 2018 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, Horizon 2020, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $19,685,000 in the nine months ended March 31, 2019, compared to cash provided of $204,000 for the nine months ended March 31, 2018. The investing activities in the nine month period ended March 31, 2019 consisted primarily of the withdrawal of $19,908,000 of short term deposits, offset by payments of $217,000 related to investment in property and equipment and investment in long-term bank deposits of $6,000. The investing activities in the nine months ended March 31, 2018 consisted primarily of $20,321,000 related to investment in short term deposits, investment of $1,146,000 in marketable securities and payments of $219,000 related to investment in property and equipment, offset by cash provided from the sale and redemption of marketable securities of $21,890,000.

Financing activities generated cash of $3,825,000 during the nine months ended March 31, 2019, compared to $17,314,000 for the nine months ended March 31, 2018. The cash generated in the nine months ended March 31, 2019 from financing activities is related to net proceeds of $3,710,000 from issuing shares of our common stock under our ATM Agreement and the Sale Agreement, proceeds of $107,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation and net proceeds of $8,000 from the exercise of options. The cash generated in the nine months ended March 31, 2018 from financing activities is related to net proceeds of $13,646,000 from issuing shares of our common stock in a public offering we conducted in October 2017, net proceeds of $2,412,000 from issuing shares of our common stock under our ATM Agreement, net proceeds of $1,168,000 from issuing shares of our common stock from the exercise of warrants and options and proceeds of $88,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation.

In July 2017, we entered into the ATM Agreement with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we could elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We were not obligated to make any sales of common stock under the ATM Agreement. From July 2017 through February 4, 2019, we sold an aggregate of 5,305,408 shares of common stock pursuant to the ATM Agreement at an average price of $1.37 per share. On February 4, 2019, we notified the Agents of the termination of the ATM Agreement.

On February 6, 2019, we entered into the Sale Agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of common stock under the Sale Agreement. From February 6, 2019 through March 31, 2019, we sold an aggregate of 2,018,000 shares of common stock pursuant to the Sale Agreement at an average price of $0.97 per share.

During the nine months ended March 31, 2019, we received cash of approximately $292,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2019, total grants obtained from the IIA aggregated to approximately $27,096,000 and total royalties paid and accrued amounted to $170,000.

The IIA has supported our activity in the past fourteen years. Our previous program, for the thirteen year, was approved by the IIA in 2018 and relates to a grant of approximately $900,000. The grant was used to cover research and development expenses for the period of January 1, 2018 to December 31, 2018. Our most recent program, for the fourteenth year, was approved by the IIA in 2019 and relates to a grant of approximately $500,000. The grant will be used to cover research and development expenses for the period of January 1, 2019 to December 31, 2019.

As of March 31, 2019, we received total grants of approximately $4,604,000 in cash from the European Union research and development consortiums pursuant to the Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Annual Report on form 10-K for the fiscal year ended June 30, 2018.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of May 6, 2019, we have sold 39,000,000 shares of our common stock and warrants to purchase up to 28,571,429 shares of common stock in a total gross amount of $36,051,000 in offerings we closed in October 2017 and April 2019, 5,305,408 shares of common stock in a total gross amount of $7,258,542 pursuant to the ATM Agreement, 2,018,000 shares of common stock in a total gross amount of $1,967,060 pursuant to the Sale Agreement, and may be deemed to have sold an additional $48,032,940 pursuant to the Sale Agreement.

 On April 8, 2019, we sold, pursuant to an underwriting agreement relating to a firm commitment public offering, or the Public Offering, an aggregate of 28,571,429 shares of common stock and warrants to purchase 28,571,429 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000,000. The warrants issued in the Public Offering are exercisable for a period of five years from issuance and have an exercise price of $0.70 per share. In addition, on April 8, 2019, we sold, pursuant to a subscription agreement with a certain investor in a registered direct offering, or the Registered Direct Offering, 1,428,571 shares of common stock, for aggregate gross proceeds of $1,000,000. The net proceeds from the Public offering and the Registered Direct Offering, after deducting underwriting commissions and discounts, and other offering expenses, were $19,467,000.

Outlook

We have accumulated a deficit of $243,244,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.

We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

We are continually looking for sources of funding, including non-diluting sources such as the IIA grants, the European Union grant and other research grants, collaboration with other companies and sales of our common stock.

As of March 31, 2019, our cash position (cash and cash equivalents and short-term bank deposits) totaled approximately $10,537,000. On April 8, 2019, we closed the Public Offering and Registered Direct Offering, for aggregate net proceeds of $19,467,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to management’s estimates, liquidity resources as of March 31, 2019, together with the funds received from the Public Offering and Registered Direct Offering we closed on April 8, 2019, will be sufficient to maintain our operations into the beginning of the fourth quarter of fiscal year 2020. Our inability to raise funds to carry out our business plan will have a severe negative impact on our ability to remain a viable company.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued an aggregate of 22,388 shares of common stock to a consultant for services rendered. We issued these shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

Item 5. Other Information.

Employment Agreement with Chen Yehuda-Franco

On May 6, 2019, we entered into an employment agreement with Ms. Franco-Yehuda, our CFO, Secretary and Treasurer, which supersedes the existing employment agreement with Ms. Franco-Yehuda. Pursuant to the agreement, we have agreed to pay Ms. Franco-Yehuda a monthly salary of 36,000 NIS. Pursuant to the agreement, we have also agreed to provide Ms. Franco-Yehuda with a company car, or a fixed amount of NIS 4,000, cellular phone reimbursement and reimbursement for certain other expenses.  The agreement may be terminated by us or Ms. Franco-Yehuda with sixty days’ prior notice. Ms. Franco-Yehuda will also be subject to standard confidentiality, intellectual property assignment and non-compete provisions.

In addition, Ms. Franco-Yehuda will be entitled to receive equity awards as awarded by our Board of Directors and/or Compensation Committee at their sole discretion. Any awards issued to Ms. Franco-Yehuda will be entitled to acceleration, in the event of a change of control transaction (as defined in the agreement), of 100% of any unvested awards.

Item 6. Exhibits.

4.1*	Warrant Agreement by and between Pluristem Therapeutics Inc. and American Stock Transfer & Trust Company, LLC (including the form of Warrant certificate).

10.1*	Underwriting Agreement, dated April 4, 2019, between Pluristem Therapeutics Inc. and Ladenburg Thalmann & Co. Inc., as representative of the underwriters named therein.

10.2*	Subscription Agreement, dated April 4, 2019, between Pluristem Therapeutics Inc. and ARK Genomic Revolution ETF.

10.3*	Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated May 6, 2019.

31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer.

31.3*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*      Filed herewith.
**   Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By: /s/ Zami Aberman
Zami Aberman, Co-Chief Executive Officer
(Principal Executive Officer)
 Date:  May 6, 2019

By: /s/ Yaky Yanay
Yaky Yanay, Co-Chief Executive Officer and President
(Principal Executive Officer)
 Date:  May 6, 2019

By: /s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
 Date:  May 6, 2019