Form 10-K
period 2019-06-30
PLURISTEM THERAPEUTICS INC
filed 2019-09-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                   ] to [                   ]

Commission file number 001-31392

PLURISTEM THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	3508409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  011-972-74-7108600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001	PSTI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

$85,199,084

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

15,547,621 as of September 4, 2019

i

Our financial statements are stated in thousands United States Dollars, or US$, and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned Israeli subsidiary, unless otherwise indicated or required by the context.

All information in this Annual Report on Form 10-K or Annual Report, relating to shares or price per share reflects the 1-for-10 reverse stock split effected by us on July 25, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

●	the expected timing of the release of data from our various studies;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon 2020 program, the Biomedical Advanced Research and Development Authority, or BARDA, as well as grants from other independent third parties;

ii

●	our marketing plans, including timing of marketing our product candidates, PLX-PAD and PLX-R18, and the filing of any requests for marketing authorization;

●	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

●	the timing and development of our PLX-Immune product candidate;

●	the potential manufacturing of cannabinoid-producing cells in our 3D bioreactors systems;

●	our estimations regarding the size of the global market for our product candidates;

●	our expectations regarding our production capacity, including the use of our serum-free formulation;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

iii

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

Our goal is to make significant progress with our clinical pipeline and our clinical pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We expect to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity. Our business model for commercialization and revenue generation includes, but is not limited to, direct sale of our products, partnerships, licensing deals, and joint ventures with pharmaceutical companies.

We aim to shorten the time to commercialization of our product candidates by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and other territories to bring innovative products that address life-threatening diseases to the market efficiently. We believe that these accelerated pathways create substantial opportunities for us and for the cell therapy industry as a whole.

We have determined to invest our resources primarily on the PLX-PAD Phase III clinical trials relating to CLI and muscle recovery following surgery for hip fracture, and focus on finalizing the clinical trials in the United States, Europe and Israel while we prepare for the marketing phase, with the initiation of such marketing phase subject to regulatory approval, in these territories.

Two pivotal, Phase III multinational clinical trials are currently being conducted with our PLX-PAD product candidate: one in CLI, and the other in muscle recovery following surgery for hip fracture. In April 2019, we successfully enrolled over 50% of patients in our Phase III study in CLI, which allows for an interim analysis of efficacy after a one-year follow-up period under the European Medicines Agency’s, or EMA, Adaptive Pathways pilot project, or the Adaptive Pathways Project, in which PLX-PAD was selected to participate. Based on our current patient enrollment progress, we expect to complete the follow up of our Phase III study in CLI in the first half of 2020 with respect to Europe, and in the first half of 2021 with respect to the United States. In addition, based on our current patient enrollment progress, we expect to complete the efficacy follow up of our Phase III study in muscle recovery following surgery for hip fracture in the second half of 2020. We expect to release the clinical trial results shortly after the conclusion of the follow ups.

Our PLX-PAD cell program in CLI had been selected for the EMA’s Adaptive Pathways Project, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, accelerated pathway, the FDA Fast Track Designation and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,700,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our PLX-PAD cell program in muscle recovery following surgery for hip fracture was also selected for the EMA’s Adaptive Pathways Project and was awarded a Euro 7,400,000 (approximately $8,400,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, and, based on our assessment, is expected to advance to a pivotal trial, which may also result in approval without the prior performance of human efficacy trials. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS. We are targeting to submit a proposal for a contract with the U.S. government in the second half of 2019 to fund an additional non-human primates, or NHPs study. We are also targeting to receive funding from BARDA for the full cost of the ARS pivotal trial during 2020.

PLX-R18 is also under development in the United States and Israel for the treatment of incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT. In March 2019, we announced that we had fully enrolled the second cohort of six patients in our ongoing Phase I clinical trial in HCT, and received data and safety monitoring board approval to continue to the final cohort of the trial. In September 2018, we announced that the FDA granted orphan drug designation to our PLX cell therapy for the treatment of graft failure and incomplete hematopoietic recovery following HCT.

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

PLX cells do not require tissue matching prior to administration. This allows for the development of ready-to-use / “off-the-shelf” allogeneic products.

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

Our first product candidate, PLX-PAD, is currently in a Phase III multinational clinical trial in CLI, and in a Phase III multinational clinical trial in recovery following surgery for hip fracture. We have also completed Phase II multinational clinical trial in intermittent claudication, or IC, and a Phase I/II is currently conducted with our PLX-PAD by Tel Aviv Sourasky Medical Center (Ichilov Hospital) for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, as well as in a Phase I trial in the United States and Israel for incomplete hematopoietic recovery following HCT.

Our third product candidate, PLX-Immune is under pre-clinical development for treatment of certain types of human cancer.

We believe that using the placenta as a unique cell source, combined with our innovative research, development and high-quality manufacturing capabilities, will be the “engine” that drives this platform technology towards the successful development of additional PLX cell therapy products and indications.

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – We are investigating the use of PLX-PAD cells for the treatment of various stages of peripheral arterial disease, or PAD, from early stage IC to advanced CLI.

In May 2015, our CLI clinical development program was selected for the EMA’s Adaptive Pathways Project. The goal of the project is to improve timely access for patients to new medicines. During our fiscal year ended June 30, 2017, the FDA and several EU regulatory agencies cleared our application to begin the pivotal Phase III trial of PLX-PAD cells in the treatment of CLI for patients with minor tissue loss (Rutherford Category 5) who are unsuitable for revascularization. This multinational Phase III trial is being conducted in the United States, Europe and Israel. In September 2017, we announced that the FDA granted a fast track designation to our ongoing Phase III study of PLX-PAD for the treatment of CLI. The FDA’s fast track designation is a process designed to facilitate the development and expedite the review of drug to treat serious conditions and unmet medical needs. With fast track designation, there is an increased possibility for a priority review by the FDA of PLX-PAD cells for the treatment of CLI.

Our intention is to file a request for marketing authorization in the United States and in Europe following a successful completion of this 246-patient trial. In April 2019, we successfully enrolled over 50% of patients in our Phase III study in CLI, which allows for an interim analysis of efficacy after a one-year follow-up period. If the interim analysis yields positive results, it could lead to early conditional marketing approval in Europe.

In January 2018, we announced that the FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI. In October 2018, we announced that the FDA approved cost recovery for our PLX-PAD under an EAP held by Wide Trial, Inc., or Wide Trial, a privately-held third-party sponsor. In April 2019, we announced the initiation of our FDA approved EAP, with several site initiations in the United States. Under the terms of the EAP, an initial cohort of 100 Rutherford-5 CLI patients who are ineligible for inclusion under our ongoing Phase III study protocol can be enrolled and treated.

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

In June 2018, we announced the results from our 172 patients, randomized, double blind, placebo controlled, and multinational Phase II clinical trial in IC. Analysis of the Phase II IC data, which was announced on November 2018, confirmed the optimal dosing regimen of PLX-PAD in the treatment of PAD - two administrations of 300 million cells, each originating from a different donor. This is also the treatment regimen being administered to patients in the Company’s ongoing multinational Phase III study in CLI, a more severe stage of PAD. PLX-PAD treated patients showed a good safety profile in the study.

In April 2015, Japan’s PMDA approved our large-scale manufacturing methods and quality for PLX-PAD cells for use in clinical trials. In August 2015, the PMDA granted safety clearance to PLX-PAD cells for use in clinical trials in Japan, and in December 2015 we reached an agreement with the PMDA on the design of the final trial needed to apply for conditional marketing approval of PLX-PAD cells in the treatment of CLI. Currently, as part of our strategy to focus on our active clinical trials and marketing readiness, we have not initiated clinical trial activities in Japan.

Orthopedic Diseases – In April 2018, we announced that the FDA cleared our Investigational New Drug, or IND, for our Phase III trial for recovery following surgery for hip fracture. This multinational Phase III trial is being conducted in the United States, Europe and Israel. The EMA confirmed that recovery following surgery for hip fracture is eligible for the Adaptive Pathways Project as well.

Our Phase III trial protocol and design was based on our phase I/II, randomized, double-blind, placebo-controlled study (n=20) to assess the safety and efficacy of intramuscular injections of allogeneic PLX-PAD cells for the regeneration of injured gluteal musculature after total hip replacement has been conducted in Germany under the approval of PEI. In this study, PLX-PAD cells or placebo were administered into the traumatized gluteal muscle during total hip replacement surgery. The study results met its primary efficacy endpoint, change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement. Patients treated with PLX-PAD had a significantly greater improvement of maximal voluntary muscle contraction force than the placebo group (p=0.0067). In addition, the study demonstrated that PLX-PAD was safe and well tolerated by the patients.

Recovery Following HCT – In March 2015, we reported positive data from three independent preclinical trials of PLX-R18. Results from these trials, as well as those from nineteen prior studies conducted by the NIAID, Case Western University, Cleveland, Ohio, and Hadassah Medical Center, Jerusalem, Israel, collectively suggest that PLX-R18 is safe and may improve outcomes after bone marrow failure and/or support hematopoietic cell transplantation. Data collected on the mechanism of action show that PLX-R18 acts by enhancing production of platelets and white and red blood cells in cases of severely damaged bone marrow, and may also accelerate engraftment of transplanted hematopoietic cells. In February 2018, we announced that a peer-reviewed journal published key animal findings from a study of PLX-R18 that demonstrate the cells’ efficacy in improving human hematopoietic engraftment. With these capabilities, PLX-R18 could potentially treat a broad range of indications related to bone marrow function which, taken together, constitute a substantial global market.

PLX-R18 is under development in a Phase I clinical trial in the United States and Israel for incomplete hematopoietic recovery following HCT, which was initiated in fiscal year 2017.

ARS – We have conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with the NIAID. The U.S. National Institutes of Health, or NIH, funded and conducted a pilot study in NHPs to evaluate the therapeutic effect of PLX-R18 on hematological aspects of ARS. In May 2017, we announced results of the NHPs pilot study for PLX-R18 as a treatment for ARS. Although study size was not designed to show significance, results showed a trend toward improved survival of PLX-R18 treated animals compared to control, placebo treated animals. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as hematological parameters which are affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help the design of a pivotal study to fulfill the requirements for a Biologics License Application submission under the FDA’s Animal Rule regulatory pathway.

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

In December 2015, we also signed a Memorandum of Understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. In June 2018, we reported positive animal data from studies conducted in collaboration with Fukushima Medical University evaluating PLX-R18 cells as a treatment for radiation damage to the gastrointestinal, or GI, tract and bone marrow. Data from these studies showed that PLX-R18 cells significantly increased survival rates, preserved GI stem cells activity that enhance the recovery of the GI system and prevented severe damage to the intestinal lining, suggesting PLX-R18 potential as a multi-organ therapy for ARS.

In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the U.S. Department of Defense’s, or DoD, Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences. The studies were designed to evaluate PLX-R18 as a potential prophylactic countermeasure against ARS administered prior to radiation exposure. These animal studies demonstrate that PLX-R18, administered 24 hours before radiation exposure, and again 72 hours after exposure, resulted in a significant increase in survival rates, from 4% survival rate in the placebo group to 74% in the treated group. In addition, the data show an increase in recovery of blood lineages and a favorable safety profile. Furthermore, histopathological analysis and hematopoietic progenitor clonogenic assay of tissues collected show a significant increase in bone marrow cell numbers and improved regenerative capability into all blood lineages.

Other Indications – In September 2017, we signed an agreement with Tel Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a clinical Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease. This trial is an investigator initiated study. As such, Tel Aviv Sourasky Medical Center supports the study and is responsible for its design and implementation.

In January 2018, we announced the publication of a peer-reviewed article in a journal which examined the effect of PLX-Immune cells on the proliferation of over 50 lines of human cancerous cells. Data showed that the PLX-Immune cells exhibited an anti-proliferative effect on a wide range of human cancer cell types, with a strong inhibitory effect on various lines of breast, colorectal, kidney, liver, lung, muscle and skin cancers. We have also conducted a pre-clinical trial of female mice harboring human triple negative breast cancer. In this study, the results showed a statistically significant reduction in tumor size as well as complete tumor remission in 30% of treated recipients.

In June 2018, we announced that we entered into collaboration with the U.S. DoD and its United States Army Medical Research Institute of Chemical Defense to study PLX-R18 in the treatment of long term lung injuries following exposure to mustard gas. These non-clinical trials will be funded by the NIH.

In January 2019, we announced a successful one-year follow up of a compassionate use treatment in a Buerger’s disease patient treated with our PLX-PAD cell therapy.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Germany’s PEI as well as other European national competent authorities, the Israeli Minister of Health, or MOH and Japan’s PMDA, and we are also working with the Ministry of Food and Drug Safety, or MFDS, of South Korea authority via our collaborator, CHA.

The Adaptive Pathways Project is part of the EMA’s efforts to improve timely access for patients to new therapies. It targets treatments with the potential to heal serious conditions with an unmet medical need, and may reduce the time to a medicine’s approval or to its reimbursement for targeted patient groups. The pilot is open to clinical programs in early stages of development only. After a therapy is selected for the program, the Adaptive Pathways Project’s discussion group provides detailed guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications. We have applied early to this program and have been selected for it.

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

In January 2018, we announced that the FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI. In October 2018, we announced that the FDA approved cost recovery for our PLX-PAD under an EAP held by Wide Trial, a privately-held third-party sponsor. EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. As part of the EAP, our PLX-PAD cell therapy is available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in the our ongoing Phase III clinical trial.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 139 issued patents and 89 pending patent applications in the United States, Europe, China and Japan, as well as in additional countries worldwide, including Israel, countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

In February 2017, the Subsidiary signed an agreement with founders of a certain patent for a five year option to purchase the certain patent for an amount of 1 million Euro. The agreement includes yearly payments of Euro 75,000, 75,000 and 100,000 in February 2017, 2018 and 2019, respectively, which have been paid. We are entitled to terminate the agreement for convenience upon providing the founders 30 days prior notice.

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

Our multi-national portfolio of patent and patent applications includes the following claims:

●	Our proprietary expansion methods for 3D stromal cells;

●	Composition of matter claims covering the cells;

●	The therapeutic use of PLX cells for the treatment of a variety of medical conditions; and

●	Cell-culture, harvest, and thawing devices.

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

Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the “Hatch-Waxman” Act, that permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval. The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS PCT/US2000/02688		United States, Mexico, New Zealand	February 4, 2020
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	United States, China, Hong Kong, Canada, Brazil	Japan, Europe, Israel, Singapore, Russia, South Africa, Australia, India, South Korea, Mexico, Hong Kong, China	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Europe, Israel, China, Hong Kong, Brazil, Russia	United States, Europe, Singapore, Australia, Hong Kong, South Africa, India, Mexico, Japan, South Korea, Canada, China, Israel	September 2, 2028

METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527	United States	United States, Israel, Russia, South Africa	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846	Hong Kong, China	United States, Russia, Australia, South Africa, Mexico, Europe, Canada, Singapore, Hong Kong, Israel, India	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States	Israel, Europe, Hong Kong	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, China, Israel, India	United States, Europe, China, Canada, Australia, New Zealand, South Africa, Hong-Kong, Mexico, Israel	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	United States, China, Europe, Hong Kong, Israel, India	United States, Canada, Israel, Australia, Mexico, Singapore, South Africa, South Korea	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States, Hong Kong, Israel	Europe, Japan, South Korea, Israel, Hong Kong, Israel	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe, Israel, Hong Kong	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114	United States	Israel	February 20, 2034
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184	India	United States, Canada, China, Israel, Japan, Singapore, Australia, Hong Kong, South Korea, Russia, Mexico	August 31, 2033
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186	Israel, Singapore, Hong Kong	United States, Europe, China, Australia, South Africa, Japan, Korea,	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	Europe, China, South Korea, Canada, Israel, Hong Kong	United States, Australia, Singapore, Japan, India, Russia	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559	Europe, Israel	United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763	Israel	United States	December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	United States, China, Israel		March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310	United States, Europe, China, Israel		June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	United States, Europe, Japan, Canada, Australia, Israel		February 16, 2037

METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Patent Cooperation Treaty
METHODS AND COMPOSITIONS FOR TUMOR ASSESSMENT PCT/IB2018/050984	United States, Israel
METHODS AND COMPOSITIONS FOR TREATING ADDICTIONS PCT/IB2018/055473	Patent Cooperation Treaty
METHODS AND COMPOSITIONS FOR DETACHING ADHERENT CELLS US 16/026,199	United States, Israel, Germany
DRUG CONTAINING HUMAN PLACENTA-ORIGIN MESENCHYMAL CELLS AND PROCESS FOR PRODUCING VEGF USING THE CELLS JP20030579842		Japan	March 28, 2023
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS	United States (provisional)		(Not yet determined)

Research and Development

Foundational Research

Our initial technology, the PluriX™ Bioreactor system, was invented at the Technion - Israel Institute of Technology’s Rappaport Faculty of Medicine, in collaboration with researchers from the Weizmann Institute of Science. This technology has been further significantly developed by our research and development teams over the ensuing years.

Collaborations and Ongoing Research and Development Plans

Charité Agreement

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

Fukushima Medical University

We signed an MOU for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop Pluristem’s PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. The collaboration will proceed alongside research supported by the NIH, which is studying PLX-R18 as a potential treatment for the hematologic component of ARS. The MOU for a collaboration with Fukushima will be renewed automatically on a yearly basis. Each party is entitled to terminate the agreement for convenience upon providing the other party 30 days prior notice.

CHA Agreement

On June 26, 2013, we entered into an exclusive out-licensing and commercialization agreement, or the CHA Agreement, with CHA Biotech Co. Ltd., or CHA, for conducting clinical trials and commercialization of our PLX-PAD product in South Korea in connection with two indications: the treatment of CLI and IC. We will continue to retain rights to our proprietary manufacturing technology and cell-related intellectual property.

The first clinical trial that was performed as part of the CHA Agreement was a Phase II trial in IC. Upon the first regulatory approval for a PLX product in South Korea, if granted, for the specified indications, we and CHA will establish an equally owned joint venture with the purpose of commercializing PLX cell products in South Korea. Additionally, we will be able to use the data generated by CHA to pursue the development of PLX product candidates outside of South Korea.

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

Horizon 2020

The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies, together with the Company and with the participation of additional third parties.

Our Phase III study of PLX-PAD cell therapy in the treatment of muscle recovery following surgery for hip fracture will be a collaborative project carried out by an international consortium led by Charité, together with us and with the participation of additional third parties.

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

Indiana University

In April 2018, NIAID awarded a $2.5 million grant to Indiana University to conduct, together with us, studies of our PLX-R18 cell therapy in the treatment of ARS. The goal of this project is to extend the PLX-R18 ARS studies to include examination of survival in pediatric and geriatric populations as well as the ability of PLX-R18 to alleviate delayed effects of radiation in survivors.

Thermo Fisher

In July 2018, we entered into a strategic collaboration agreement with Thermo Fisher Scientific Inc., or Thermo Fisher, with the aim of advancing the fundamental knowledge of cell therapy industrialization and to improve quality control of the end-to-end supply chain. The collaboration will combine Thermo Fisher’s experience in cell therapy development and bioproduction scaleup with our expertise in cell therapy manufacturing, clinical development and quality control.

Chart Industries

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

Burn injuries joint grant

In January 2019, we announced the receipt of a joint grant awarded by the Israeli Ministry of Defense and the IIA for the pre-clinical development of our PLX cells for the treatment of burn injuries. We have decided to suspend this current collaboration in the near term, as we focus our attention on our on-going Phase III clinical trials.

NASA

In February 2019, we entered into a collaboration with NASA’s Ames Research Center to evaluate the potential of our PLX cell therapies in preventing and treating medical conditions caused during space missions.

U.S. DoD

In August 2017, we announced that a pilot study of our PLX-R18 cell therapy was initiated by the U.S. DoD. The study is examining the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation. In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the U.S. DoD.

Israeli Duchenne Association

We have performed proof of concept studies from April 2015 to December 2016 in conjunction with the Israeli Duchenne Association to assess the utility of PLX-PAD in alleviating symptoms of Duchenne muscular dystrophy.

RESTORE

In February 2019, we announced that the large-scale research initiative, the RESTORE project, of which we are a member, has received funding of Euro 1,000,000 (approximately $1,100,000) from the European Union’s Horizon 2020 research and innovation program, to submit a full grant application for the development and advancement of transformative therapeutics. We expect the members of the RESTORE project to collectively submit the grant application in the first quarter of the 2020 calendar year.

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

In June 2019, we announced that we developed a serum-free formulation to support the manufacturing of cell therapy products. This serum-free formulation was developed using our deep understanding in cell therapy industrial scale production standards, and the quality methods designed to support implementation in Phase III development and marketing. Achieving this significant technological challenge is expected to provide us with large-scale, highly-consistent production capacity with operational independency from third party suppliers for standard serum, an expensive and quantity limited product. PLX-R18 is the first product candidate that we intend to manufacture using the serum-free media, which is expected to be followed by PLX-PAD.

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

There are several stages every drug has to go through during its development process. Among these are:

●	Performance of nonclinical laboratory and animal studies to assess a drug’s biological activity and to identify potential safety problems, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice requirements to ensure their quality and reliability;

●	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, to establish the safety and efficacy of the product for its intended indication;

●	The manufacture of the product according to GMP regulations and standards; and

●	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

Approval of a drug for clinical trials in humans and approval of marketing are sovereign decisions of states, made by national, or, in case of the European Union, international regulatory competent authorities.

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical trials and marketing applications in the United States, generally requires the following steps prior to approving a new biological product either for clinical trials or for commercial sale:

●	Submission of an Investigational New Drug Application, which must become effective before clinical testing in humans can begin;

●	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the drug candidate into humans in clinical trials;

●	FDA may grant approval for EAP prior to the completion of clinical trials, in order to allow access for the investigational drug, for patients that are excluded from the study.

●	FDA may grant priority review status, in order to expedite the Biologics License Application, or BLA, review process. Obtaining of a Fast Track designation allows access for the request of priority review.

●	Submission to the FDA of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical trials;

●	Submission of BLA with a proof of efficacy that is based only on animal studies, where human efficacy studies cannot be conducted because the conduct of such trials is unethical and field trials after an accidental or deliberate exposure are not feasible.

●	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

●	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products. This European Union regulation requires:

●	Filing a Clinical Trial Application via a centralized procedure, which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

●	Obtaining approval of affiliated ethics committees of clinical sites to test the investigational product into humans in clinical trials;

●	Adequate and well-controlled clinical trials to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the EU. The EMA is expected to review and approve the marketing authorization application.

In April 2015, the EMA designated PLX-PAD as a tissue-engineered product.

In April 2015, the Pediatric Committee of the EMA granted PLX-PAD a waiver for the requirement to submit a pediatric investigational plan for all indications falling under “treatment of peripheral atherosclerosis”, including IC and CLI.

In May 2015, we were selected by EMA for development of PLX-PAD cells via the EMA Adaptive Pathways Project, with the potential to reach the market several years faster than the traditional regulatory approval pathway. Representatives of the Adaptive Pathways Project at the EMA are advising us with respect to the clinical development of PLX-PAD in CLI and in recovery following surgery for hip fracture.

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

Clinical Trials

Typically, in the United States, as well as in the European Union, clinical testing involves a three-phase process, although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers, or patients in cases of ethical issues with using healthy volunteers, and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators to minimize risks. The sponsor of a clinical trial is required to submit an annual safety report to the relevant regulatory agencies, in which serious adverse events must be reported, and also to submit in an expedited manner any individual serious adverse events that are suspected to be related to the tested drug. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical trial based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

Employees

We presently employ a total of 160 full-time employees and 5 part-time employees, of whom 131 full-time employees and 5 part-time employees are engaged in research and development, manufacturing and clinical trials.

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

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia such as Athersys, Inc., Capricor Therapeutics, Inc., Celularity – a spin-off of Celgene Corporation, Tigenix NV (acquired by Takeda), SanBio Inc., Healios K.K., Cytori Therapeutics, Cesca. and Mesoblast LTD. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and capabilities, and the efficacy of our products. Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executives, scientific and clinical development personnel, to identify and develop viable cellular therapeutic candidates, and exploit these products commercially. Given the magnitude of the potential opportunity for cell therapy, we expect competition in this area to intensify.

Available Information

Additional information about us is contained on our Internet website at www.pluristem.com. Information on our website is not incorporated by reference into this report. Under the “SEC Filings” and “Financial Information” sections, under the “Investors & Media” section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, and the Charters for each of the Committees of our Board of Directors.

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

We anticipate that our principal sources of liquidity as of June 30, 2019, together with the funds received under the Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, during July and August 2019, will only be sufficient to fund our activities into the first quarter of the Company’s fiscal year 2021. As of June 30, 2019, we had cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits of $24.8 million.

We need to obtain additional funding by the first quarter of our fiscal year 2021 in order to continue to fund our operations, and we cannot provide any assurance that we will be successful in doing so.  Our independent registered public accounting firm, Kost Forer, Gabbay & Kassierer, a Member of Ernst & Young Global, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended June 30, 2019, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

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

It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our common stock for funds, receive grants, enter into collaborations and licensing deals or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our common stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our common stock.

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

We are engaged in the business of developing cell therapy products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our potential cell therapy products and/or licensing of our products, which will require additional research and development.

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

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA, the EMA, and regulatory agencies in other countries continue to regulate marketed products, manufacturers and manufacturing facilities, which may create additional regulatory barriers and burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

We cannot market and sell our cell therapy product candidates in the United States, Europe, or in other countries if we fail to obtain the necessary regulatory approvals or licensure.

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

To obtain marketing approvals in the United States and Europe for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA, the EMA and the PMDA that the cell therapy product candidates is safe and effective for each disease for which we seek approval. So far, we have successfully conducted Phase I/II and Phase I clinical trials for our PLX-PAD product. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA or the EMA (or, if we seek to conduct development efforts in Japan, the PMDA) can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, the EMA or other regulatory bodies could stop our trials before completion.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH does not grant permission to proceed or places additional trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●	Third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	Inspections of clinical trial sites by the FDA, EMA, MOH and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA, MOH and other regulatory authorities.

The results of our clinical trials may not support our product candidates claims or any additional claims we may seek for our product candidates and our clinical trials may result in the discovery of adverse side effects.

Even if any clinical trial that we need to undertake is completed as planned, or if interim results from existing clinical trials are released, we cannot be certain that such results will support our product candidates claims or any new indications that we may seek for our products or that the FDA or foreign authorities will agree with our conclusions regarding the results of those trials. The clinical trial process may fail to demonstrate that our products or a product candidate is safe and effective for the proposed indicated use, which could cause us to stop seeking additional clearances or approvals for our product candidates. Any delay or termination of our clinical trials will delay the filing of our regulatory submissions and, ultimately, our ability to commercialize a product candidate. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

There are very few drugs and limited therapies currently approved for treatment of CLI, IC, ARS, muscle recovery following surgery for hip fracture or HCT.

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

The clinical manufacturing process for cell therapy products is complex and requires meeting high regulatory standards. Any delay or problem in the clinical manufacturing of PLX may result in a material adverse effect on our business.

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

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants limit our ability to transfer know-how developed under an approved research and development program outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer, or CEO, serves as a director of our Company or as our CEO is generally required to notify the same to the IIA and to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

We have limited operating history, which raises doubts with respect to our ability to generate revenues in the future.

We have a limited operating history in our business of commercializing cell production technology. Until we entered into the United Agreement, which was terminated in December 2015, we did not generate any revenues. While we generated minimal revenue for the year ended June 30, 2018 and 2019, it is not clear when we will generate additional revenues or whether we will experience further delays in recognizing revenues such as if we experienced a clinical hold. Our primary source of funds has been the sale of our common stock and government grants. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

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

Some of our competitors have greater resources, more product candidates and have developed product candidates and processes that directly compete with our products. Our competitors may have developed, or could develop in the future, new products that compete with our products or even render our products obsolete.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our Company.

Our success depends to a significant extent on the continued services of certain highly qualified scientific and management personnel, in particular, Zami Aberman, our Executive Chairman, and Yaky Yanay, our CEO and President. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

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

The market for our shares of common stock may fluctuate significantly. A number of events and factors may have an adverse impact on the market price of our common stock, such as:

●	results of our clinical trials or adverse events associated with our products;

●	the amount of our cash resources and our ability to obtain additional funding;

●	changes in our revenues, expense levels or operating results;

●	entering into or terminating strategic relationships;

●	announcements of technical or product developments by us or our competitors;

●	market conditions for pharmaceutical and biotechnology stocks in particular;

●	changes in laws and governmental regulations, including changes in tax, healthcare, competition and patent laws;

●	disputes concerning patents or proprietary rights;

●	new accounting pronouncements or regulatory rulings;

●	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

●	patent or proprietary rights developments;

●	regulatory actions that may impact our products;

●	disruptions in our manufacturing processes; and

●	competition.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro, because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, subcontractors and material suppliers, fees for consultants and lease payments on our facilities. During the year ended June 30, 2019, or fiscal year 2019, we entered into options contracts to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses and costs of operations denominated in NIS.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

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

Our assets include a significant component of cash and cash equivalents and bank deposits.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2019. Currently, we hold part of our current assets in bank deposits. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Although our internal control over financial reporting was considered effective as of June 30, 2019, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must annually provide an opinion on the effectiveness of our internal control over financial reporting. Management’s report as of the end of fiscal year 2019 concluded that our internal control over financial reporting was effective. In addition, our registered independent public accounting firm provided an opinion that our internal control over financial reporting was effective as of the end of fiscal year 2019. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

Because most of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

We intend to decrease our dependency in third-party suppliers for raw materials. To that effect we have developed a serum-free formulation which is expected to support the manufacturing of cell therapy products. This serum-free formulation was developed using our deep understanding in cell therapy industrial scale production standards, and the quality methods designed to support implementation in Phase III development and marketing. Achieving this significant technological challenge is expected to provide us with large-scale, highly consistent production with operational independency from third party suppliers for standard serum, an expensive and quantity limited product. There can be no guarantee that we will successfully implement the use of our serum-free formulation to support the manufacturing of cell therapy products or any other future product candidates, if any, that we seek to produce using such formulation, or that such implementation of the serum-free formulation will decrease our dependency on third-party suppliers for raw materials.

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs, vendors and strategic partners to conduct our pre-clinical and clinical trials under agreements with us. We negotiate budgets and contracts with CROs, vendors and study sites which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, any Phase III clinical trials which we may conduct must be conducted with biologic product produced under cGMP and may require a large number of test patients. Biologic products for commercial purposes must also be produced under cGMP. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws and regulations.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, which in some instances may be limited, we cannot control whether or not they devote sufficient time and resources to our ongoing pre-clinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

The EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. The FDA has cleared PLX-PAD EAP, for the treatment of patients with CLI. As part of the EAP, our PLX-PAD cell therapy will be made available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in the our ongoing Phase III clinical trial.

The purpose of the EMA’s Adaptive Pathways Project is to shorten the time it takes for innovative medicines to reach patients with serious conditions that lack adequate treatment options. After a therapy is selected for the program, the discussion group that oversees a given project entering into the EMA’s Adaptive Pathways Project conducts high level discussions and provides guidance to the applicant regarding the formal regulatory processes that precede a trial targeting early approval and further expansion of the indications. In Japan, a new law regarding regenerative therapies, including cell therapies, came into effect. The new law allows for conditional, time-limited approval of products for marketing after limited proof of efficacy.  The EMA selected our PLX-PAD cell program in CLI and in recovery following surgery for hip fracture for its Adaptive Pathways Project.

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

There is no assurance that we will obtain regulatory approval for PLX cells. We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, the EMA or other applicable regulatory authorities, in well-designed and conducted clinical trials, that the product candidate is safe and effective and that the product candidate, including the cell production methodology, otherwise meets the appropriate standards required for approval. Clinical trials can be lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more clinical trials may occur at any stage of testing.

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

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. To date, we have a strategic partnership with CHA for both the IC and CLI indications in Korea. CHA will conduct PLX clinical trials in South Korea, and, following approval, a joint venture equally owned by both parties will be established to market PLX products in South Korea. Our PLX cells are also being used in South Korean sites participating to our International IC study through our partnership with CHA. Notwithstanding, we may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

We rely on and utilize services provided by third parties in connection with our clinical trials, which services involve the collection, use, storage and analysis of personal health information. While we receive assurances from these vendors that their services are compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable privacy laws, there can be no assurance that such third parties will comply with applicable laws or regulations. Non-compliance by such vendors may result in liability for us which would have a material adverse effect on our business, financial conditions and results of operations.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While, to our knowledge, we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Unsuccessful compliance with certain European privacy regulations could have an adverse effect on our business and reputation.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GPDR also extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR regulations impose additional responsibility and liability in relation to personal data that we process and we intend to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. Changes to these European privacy regulations and unsuccessful compliance may be onerous and adversely affect our business, financial condition, prospects, results of operations and reputation.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and any future licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may not be able to obtain meaningful patent protection for any of our commercial products either in or outside the United States.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our proposed business activities or use of certain of the patent rights owned by us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. For example, we are aware of issued third party patents directed to placental stem cells and their use for therapy and in treating various diseases. We may need to seek a license for one or more of these patents. No assurances can be given that such a license will be available on commercially reasonable terms, if at all. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our monthly rent payment for these leased facilities as of July 2019 was 258,000 NIS (approximately $71,000), excluding MTM - Scientific Industries Center Haifa, Ltd., or MTM, participation as described at Item 7. For the fiscal year ended June 30, 2019, we recognized an expense of $854,000, net, for rent of Building No. 5, which was offset by MATAM participation of $239,000 due to renovations made in Building No. 5.

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

As of September 4, 2019, there were 111 holders of record, and 15,547,621 of our common shares were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

Item 6. Selected Financial Data

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

Our goal is to make significant progress with our clinical pipeline and our clinical pivotal trials in order to ultimately bring innovative, potent therapies to patients who need new treatment options. We expect to demonstrate a real-world impact and value from our clinical pipeline, technology platform and commercial-scale manufacturing capacity. Our business model for commercialization and revenue generation includes, but is not limited to, direct sale of our products, partnerships, licensing deals, and joint ventures with pharmaceutical companies.

We aim to shorten the time to commercialization of our product candidates, by leveraging unique accelerated regulatory pathways that exist in the United States, Europe and other territories to bring innovative products that address life-threatening diseases to the market efficiently.

We have determined to invest our resources primarily on the PLX-PAD Phase III clinical trials relating to CLI and muscle recovery following surgery for hip fracture, and focus on finalizing the clinical trials in the United States, Europe and Israel while we prepare for the marketing phase, with the initiation of such marketing phase subject to regulatory approval, in these territories.

Two pivotal, Phase III multinational clinical trials are currently conducted with our PLX-PAD product candidate: one in CLI, and the other in recovery following surgery for hip fracture.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, which may result in approval under the Animal Rule, without the performance of human efficacy trials.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2019 COMPARED TO YEAR ENDED JUNE 30, 2018.

Revenues

Revenues for the year ended June 30, 2019 were $54,000 and revenues for the year ended June 30, 2018 were $50,000. All revenues in the years ended June 30, 2019 and June 30, 2018 were related to the sale of our PLX cells for research use.

Cost of revenues

Cost of revenues for the year ended June 30, 2019 and June 30, 2018 were $2,000. All cost of revenues are related to the royalties we are obligated to pay to the IIA.

Research and Development net

Research and development net costs (costs less participation and grants by the IIA, Horizon 2020 and other parties) for the year ended June 30, 2019 increased by 17% to $26,427,000 from $22,629,000 for the year ended June 30, 2018. The increase is mainly attributed to: (1) an increase in subcontractor expenses related to some of our clinical trials, (2) an increase in materials consumption due to high volume of production of our products for clinical trials, (3) a decrease in IIA participation (approximately $900,000 was approved in calendar year 2018 compared to approximately $500,000 that was approved in calendar year 2019), and (4) an increase in stock-based compensation expenses due to the amount of restricted stock units, or RSUs, and options granted. The increase was partially offset due to grants received from the Israel-United States Binational Industrial Research and Development Foundation, or BIRD, and from Indiana University, and due to a decrease in payroll expenses related to differences in exchange rates.

General and Administrative

General and administrative expenses decreased by 18% from $11,193,000 for the year ended June 30, 2018 to $9,157,000 for the year ended June 30, 2019. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of RSUs granted and their vesting schedules, a decrease in corporate activities expenses and a decrease in payroll expenses related to differences in exchange rates.

Financial Income, net

Financial income decreased from $7,605,000 for the year ended June 30, 2018 to $225 for the year ended June 30, 2019. This decrease is mainly due to the sale of our investments in marketable securities which occurred in the year ended June 30, 2018 that resulted a net gain of $7,606,000.

Net Loss

Net loss for the year ended June 30, 2019 was $35,307,000 as compared to a net loss of $26,126,000 for the year ended June 30, 2018. The changes were mainly due to a decrease in financial income, net, and increases in research and development expenses for the reasons mentioned above. Net loss per share for the year ended June 30, 2019 was $2.90, as compared to $2.50 for the year ended June 30, 2018. The net loss per share increased mainly as a result of an increase in the net loss, offset by an increase in our weighted average number of shares due to the issuance of additional shares during fiscal year 2019.

Liquidity and Capital Resources

As of June 30, 2019, our total current assets were $26,371,000 and our total current liabilities were $8,158,000. On June 30, 2019, we had a working capital surplus of $18,213,000 and an accumulated deficit of $251,004,000.

As of June 30, 2018, our total current assets were $32,036,000 and our total current liabilities were $8,548,000. On June 30, 2018, we had a working capital surplus of $23,488,000 and an accumulated deficit of $215,697,000.

Our cash and cash equivalents and restricted cash as of June 30, 2019 amounted to $5,186,000. This is a decrease of $4,701,000 from the $9,887,000 reported as of June 30, 2018. Cash balances decreased in the year ended June 30, 2019 for the reasons presented below.

Operating activities used cash of $29,453,000 in the year ended June 30, 2019. Cash used by operating activities in the year ended June 30, 2019 primarily consisted of payments to subcontractors, suppliers, and professional services providers primarily related to our ongoing Phase III clinical trials and payments of salaries to our employees, offset by participation of the IIA, Horizon 2020 and other grants.

Investing activities provided cash of $1,170,000 in the year ended June 30, 2019. The investing activities in the year ended June 30, 2019 consisted primarily of cash provided from repayment of short term deposits of $1,415,000, offset by payments of $239,000 related to investments in property and equipment and Investment in restricted bank deposits of $6,000.

Financing activities generated cash in the amount of $23,582,000 during the year ended June 30, 2019. The cash generated in the year ended June 30, 2019 from financing activities is related to net proceeds of $19,464,000 from issuing shares of our common stock in a public offering we conducted in April 2019, net proceeds of $4,003,000 from issuing shares of our common stock under our At Market Sales Agreement, or the ATM Agreement, with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., and the Sales Agreement, proceeds of $107,000 related to a grant received from BIRD and net proceeds of $8,000 from the exercise of options.

In July 2017, we entered into the ATM Agreement with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provided that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we could elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We were not obligated to make any sales of common stock under the ATM Agreement. From July 2017 through February 4, 2019, we sold an aggregate of 530,541 shares of common stock pursuant to the ATM Agreement at an average price of $13.70 per share. On February 4, 2019, we notified the Agents of the termination of the ATM Agreement.

On February 6, 2019, we entered into a Sales Agreement with Jefferies LLC, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of common stock under the Sales Agreement. From February 6, 2019 through June 30, 2019, we sold an aggregate of 236,800 shares of common stock pursuant to the Sales Agreement at an average price of $9.70 per share.

On April 8, 2019, we sold, pursuant to an underwriting agreement relating to a firm commitment public offering, or the Public Offering, an aggregate of 2,857,143 shares of common stock and warrants to purchase up to 2,857,143 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000,000. The warrants issued in the Public Offering are exercisable for a period of five years from issuance and have an exercise price of $7.00 per share. In addition, on April 8, 2019, we sold, pursuant to a subscription agreement with a certain investor in a registered direct offering, or the Registered Direct Offering, 142,857 shares of common stock, for aggregate gross proceeds of $1,000,000. The net proceeds from the Public Offering and the Registered Direct Offering, after deducting underwriting commissions and discounts, and other offering expenses, were $19,464,000.

During the year ended June 30, 2019, we received cash of approximately $54,000 from third parties from the sale of our PLX cells for research use.

Our cash and cash equivalents as of June 30, 2018 amounted to $8,821,000. This is an increase of $4,114,000 from the $4,707,000 reported as of June 30, 2017. Cash balances increased in the year ended June 30, 2018 for the reasons presented below.

Operating activities used cash of $21,380,000 in the year ended June 30, 2018. Cash used by operating activities in the year ended June 30, 2018 primarily consisted of payments of salaries to our employees, and payments of fees to our consultants, suppliers, subcontractors, and professional services providers including the costs of clinical trials, offset by IIA and Horizon 2020 grants.

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

Financing activities generated cash in the amount of $19,921,000 during the year ended June 30, 2018. The financing activities are primarily attributable to net proceeds of $13,646,000 from issuing shares of our common stock in a public offering we conducted in Israel in October 2017, net proceeds of $1,202,000 from issuing shares of our common stock from the exercise of warrants and options, net proceeds of $4,985,000 from issuing shares of our common stock under the ATM Agreement and proceeds of $88,000 related to a grant received from BIRD.

As of June 30, 2018, we had sold 359,941 shares of common stock under the ATM Agreement, at an average price of $14.30 per share.

On October 31, 2017, we completed a public offering in Israel, pursuant to our existing shelf registration statement in the United States and a shelf registration statement filed in Israel, pursuant to which we raised aggregate gross proceeds of $15,051,000 through the sale of 900,000 shares of our common stock at a purchase price of NIS 59 (approximately $16.70 per share). The net proceeds, after deducting fees and expenses related to the offering, were $13,646,000.

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

During the years ended June 30, 2019 and 2018, we received approximately $550,000 and $2,328,000, respectively, in cash from the IIA towards our research and development expenses.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the year ended June 30, 2019, we paid $2,000 of royalties to the IIA. The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

During the years ended June 30, 2019 and 2018, we received total cash grants of approximately $1,374,000 and $2,265,000, respectively, from the European Union research and development consortiums relating to the Horizon 2020 program.

In accordance with the CHA Agreement, in December 2013, we issued to CHA 250,000 shares of our common stock in consideration for the issuance to us of 1,011,504 common shares of CHA, which reflected total consideration of approximately $10,414,000 to each of us and CHA. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the shares issued.

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

Non-dilutive grants

The IIA has supported our activity in the past fourteen years. Our last program, for the fourteenth year, was approved by the IIA in 2019 and relates to a grant of approximately $500,000. The grant will be used to cover research and development expenses for the period January 1, 2019 to December 31, 2019.

In July 2018, we were awarded a marketing grant of approximately $52,000 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to our advanced cell therapy products in the U.S. market.

In July 2017, we were awarded an additional Smart Money grant of approximately $229,000 from Israel’s Ministry of Economy. The Israeli government granted us budget resources that we intend to use to advance our product candidate towards marketing in China-Hong Kong markets. We will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program.

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,700,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,200,000) is a direct grant allocated to us, and the Company also expects to benefit from cost savings resulting from grant amounts allocated to the other consortium members. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that we will receive an additional direct grant of Euro 1,000,000 (approximately $1,100,000). The additional direct grant was allocated to us from the total amount of the original grant.

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400,000 (approximately $8,400,000) grant, as part of the European Union’s Horizon 2020 program. This Phase III study will be a collaborative project carried out by an international consortium led by Charité, together with us, and with participation of additional third parties. The grant will cover a significant portion of the project costs. An amount of Euro 2,550,000 (approximately $2,900,000) is a direct grant allocated to us for manufacturing and other costs, and we also expect to have a direct benefit from cost savings resulting from grant amounts allocated to the other consortium members.

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by Leitat was awarded a Euro 6,800,000 (approximately $7,700,000) non-royalty bearing grant. An amount of Euro 500,000 (approximately $570,000) is a direct grant allocated to us. We also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

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

Outlook

We have accumulated a deficit of $251,004,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. It is possible that our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products. We will be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

As of June 30, 2019, our cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $24,795,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures.

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

According to our management’s estimates, liquidity resources as of June 30, 2019, together with the funds received under the Sales Agreement during July and August 2019, will be sufficient to maintain our operations into the first quarter of fiscal year 2021. Our inability to raise funds to carry out our business plan will have a severe negative impact on its ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Stock-based compensation

Stock-based compensation is considered critical accounting policy due to the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2019, we recorded stock-based compensation expenses related to options, restricted stock and RSUs in the amount of $5,146,000.

In accordance with ASC 718, “Compensation-Stock Compensation”, or ASC 718, restricted share units granted to employees and directors are measured at their fair value on the grant date. All restricted shares units granted in 2019 and 2018 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The restricted shares units to non-employees consultants are remeasured in any future vesting period for the unvested portion of the grants.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 7% for the shares granted to employees and 0% for the shares granted to our directors, CEO, Executive Chairman and non-employees consultants.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2017 through 2019 (in thousands of dollars):

	Year ended June 30,
	2019	2018	2017
Payroll and related expenses	$9,752	$9,915	$8,341
Materials expenses	5,871	4,521	3,145
Clinical trials expenses	5,774	4,370	4,461
Depreciation expenses	1,841	1,893	2,029
Consultants and subcontractor expenses	2,028	1,469	1,485
Rent and maintenance expenses	1,473	1,429	1,567
Stock-based compensation expenses	1,616	1,423	1,584
Patent expenses	482	426	461
Other Research and Development expenses	1,045	925	928
Total expenses	29,882	26,371	24,001
Less: Research and Development participation grants	(3,455)	(3,742)	(2,909)
Research and Development Expenses, Net	$26,427	$22,629	$21,092

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing 74%, 67% and 75% of the total operating expenses for each of our fiscal years 2019, 2018 and 2017, respectively. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2019, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,641,000	$1,110,000	$1,531,000	-	-
Minimum purchase requirements	$312,200	$312,200	-	-	-
Accrued severance pay, net	$257,000	-	-	-	$257,000
Total	$3,210,200	$1,422,200	$1,531,000	-	$257,000

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates and inflation.

As of June 30, 2019, we had $4.1 million in cash and cash equivalents and $20.7 million in short-term bank deposits and restricted deposits.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, materials, consultants’ fees and facility expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2019, we own net financial balances in NIS of approximately ($2,569,000).

Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate loss of approximately $234,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate gain of approximately $285,000, in both cases excluding the effect of our hedging transactions (as described below).

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2017	2018	2019
Average rate for period	3.741	3.529	3.647
Rate at period-end	3.496	3.650	3.566

We use currency transactions of options and forward contracts to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

For the year ended June 30, 2019, our net realized loss from hedging transactions that are non-designated and consist primarily of options strategies and also forward contracts to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS was $373,000.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firm, dated September 12, 2019.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972 (4)8654021 Fax: 972(3)5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 12, 2019 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited liquidity resources and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2003.

Haifa, Israel

September 12, 2019

Kost Forer Gabbay & Kasierer 2 Pal-Yam Ave. Haifa 330905, Israel Tel: 972(4)8654021 Fax: 972(3)5633439 www.ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of

PLURISTEM THERAPEUTICS INC.

Opinion on Internal Control over Financial Reporting

We have audited Pluristem Therapeutics Inc. and its subsidiary’s (the “Company”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiary as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and our report dated September 12, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

September 12, 2019

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2019	2018
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,106	$8,821
Short-term bank deposits		19,599	21,079
Restricted cash and short-term bank deposits	2f	692	687
Other current assets	5,2n	1,974	1,449
Total current assets		26,371	32,036

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	398	383
Severance pay fund		693	846
Property and equipment, net	6	3,838	5,678
Other long-term assets		10	17
Total long-term assets		4,939	6,924

Total assets		$31,310	$38,960

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,281	$3,261
Accrued expenses		3,744	2,266
Other accounts payable	7	2,133	3,021
Total current liabilities		8,158	8,548

LONG-TERM LIABILITIES

Accrued severance pay		950	1,127
Other long-term liabilities		381	778
Total long-term liabilities		1,331	1,905

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value per share:
Authorized: 30,000,000 shares Issued and outstanding: 15,082,852 shares as of June 30, 2019; 11,356,579 shares as of June 30, 2018		1	1
Additional paid-in capital		272,824	244,203
Accumulated deficit		(251,004)	(215,697)
Total stockholders’ equity		21,821	28,507

Total liabilities and stockholders’ equity		$31,310	$38,960

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2019	2018	2017

Revenues	2i	54	50	-
Cost of revenues		(2)	(2)	-
Gross profit		52	48	-
Operating Expenses:
Research and development expenses		(29,882)	(26,371)	(24,001)
Less: participation grants by the IIA, Horizon 2020 and other parties		3,455	3,742	2,909
Research and development expenses, net		(26,427)	(22,629)	(21,092)
General and administrative expenses, net		(9,157)	(11,193)	(6,927)
Other income	10	-	43	-

Total operating loss		(35,532)	(33,731)	(28,019)

Financial income, net	11	225	7,605	205

Net loss for the period		$(35,307)	$(26,126)	$(27,814)

Loss per share:
Basic and diluted net loss per share		$(2.90)	$(2.50)	$(3.20)

Weighted average number of shares used in computing basic and diluted net loss per share		12,332,912	10,587,677	8,742,621

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2019	2018	2017

Net loss	$(35,307)	$(26,126)	$(27,814)
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale marketable securities, net	-	6,441	924

Reclassification adjustment of available-for-sale marketable securities losses (gains) realized in net loss, net	-	(8,440)	(405)
Other comprehensive income (loss)	-	(1,999)	519
Total comprehensive loss	$(35,307)	$(28,125)	$(27,295)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (**)	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2016	8,026,900	$	(*	)	$198,433	$1,480	$(161,757)	$38,156
Exercise of options by employees and non-employee consultants	1,790		(*	)	10	-	-	10
Stock-based compensation to employees, directors and non-employee consultants	257,026		(*	)	3,662	-	-	3,662
Issuance of common stock and warrants related to January 2017 offering, net of issuance costs of $1,532 (Note 9b)	1,408,163		(*	)	15,718	-	-	15,718
Other comprehensive income, net	-		-		-	519	-	519
Net loss	-		-		-	-	(27,814)	(27,814)
Balance as of June 30, 2017	9,693,879	$	(*	)	$217,823	$1,999	$(189,571)	$30,251

(*)	Less than $1
(**)	See note 1c for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (**)	Amount			Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2017	9,693,879	$	(*	)	$217,823	$1,999	$(189,571)	$30,251
Exercise of options by employees	5,050		(*	)	42	-	-	42
Stock-based compensation to employees, directors and non-employee consultants	314,838		(*	)	6,548	-	-	6,548
Issuance of common stock under At-The Market (“ATM”) Agreement, net of issuance costs of $174 (Note 9d)	359,941		(*	)	4,985	-	-	4,985
Issuance of common stock, net of issuance costs of $1,405 (Note 9e)	900,000		(*	)	13,646	-	-	13,646
Exercise of warrants by investors (Note 9c)	82,871		(*	)	1,160	-	-	1,160
Other comprehensive loss, net	-		-		-	(1,999)	-	(1,999)
Net loss	-		-		-	-	(26,126)	(26,126)
Balance as of June 30, 2018	11,356,579	$	(*	)	$244,204	$-	$(215,697)	$28,507

(*)	Less than $1
(**)	See note 1c for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares (**)	Amount			Capital	Deficit	Equity
Balance as of July 1, 2018	11,356,579	$	(*	)	$244,204	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	317,023		(*	)	5,146	-	5,146
Issuance of common stock under At Market Issuance Sales Agreement, and Open Market Sales Agreement, net of aggregate issuance costs of $403 (Note 9d, 9f)	407,400		(*	)	4,003	-	4,003
Issuance of common stock and warrants related to April 2019 offering, net of issuance costs of $1,536 (Note 9g)	3,000,000		(*	)	19,464	-	19,464
Exercise of options by employees and non-employee consultants	1,850		(*	)	8	-	8
Net loss	-		-		-	(35,307)	(35,307)
Balance as of June 30, 2019	15,082,852	$	(*	)	$272,825	$(251,004)	$21,821

(*)	Less than $1
(**)	See note 1c for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(35,307)	$(26,126)	$(27,814)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,962	2,018	2,177
Loss from sale of property and equipment, net	-	6	72
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	-	11	35
Gain from sale of investments of available-for-sale marketable securities	-	(8,440)	(362)
Other-than-temporary loss of available-for-sale marketable securities	-	850	767
Stock-based compensation to employees, directors and non-employees consultants	5,146	6,548	3,662
Decrease (increase) in accounts receivable from the IIA	(121)	978	1,192
Increase in other current and other long-term assets	(397)	(59)	(731)
Increase (decrease) in trade payables	(863)	1,212	(701)
Increase in other accounts payable, accrued expenses, other long-term liabilities and other current liabilities	86	1,600	138
Decrease (increase) in interest receivable on short-term deposits	68	(128)	(24)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(3)	5	(14)
Accrued severance pay, net	(24)	145	(8)
Net cash used in operating activities	$(29,453)	$(21,380)	$(21,611)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(239)	$(342)	$(378)
Proceeds from sale of property and equipment	-	-	30
Proceeds from (investment in) short-term deposits	1,415	(14,721)	2,373
Investment in Long-term deposits and restricted bank deposits	(6)	-	-
Proceeds from sale of available-for-sale marketable securities	-	21,881	5,527
Proceeds from redemption of available-for-sale marketable securities	-	9	410
Investment in available-for-sale marketable securities	-	(1,146)	(3,607)
Net cash provided by investing activities	$1,170	$5,681	$4,355

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2019	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of common stock and warrants, net of issuance costs	$23,467	$18,631	$15,718
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation	107	88	69
Exercise of options and warrants	8	1,202	10
Net cash provided by financing activities	$23,582	$19,921	$15,797

Increase (decrease) in cash, cash equivalents and restricted cash	(4,701)	4,222	(1,459)
Cash, cash equivalents and restricted cash at the beginning of the period	9,887	5,665	7,124
Cash, cash equivalents and restricted cash at the end of the period	$5,186	$9,887	$5,665

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$10	$27	$28

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$54	$171	$88

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:- GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics and the Subsidiary are referred to as the “Company” or “Pluristem”.

The Company’s shares of common stock are traded on the Nasdaq Capital Market under the symbol “PSTI” and on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. The Company has incurred an accumulated deficit of approximately $251,004 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2019, the Company’s total stockholders’ equity amounted to $21,821.

During the year ended June 30, 2019, the Company incurred operating losses of $35,532 and its negative cash flow from operating activities was $29,453. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of June 30, 2019, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $24,795. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the Israeli Innovation Authority (the “IIA”) grants, the European Union’s Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of June 30, 2019, together with the funds received under the Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as agent, during July and August 2019, will be sufficient to maintain the Company’s operations into the first quarter of the Company’s fiscal year 2021. The Company’s inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

CHA Agreement

On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA Biotech Co. Ltd. (“CHA”), for conducting clinical trials and commercialization of Pluristem’s PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia (“CLI”), and Intermediate Claudication (collectively with CLI, the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications and the Company will continue to retain rights to its proprietary manufacturing technology and cell-related intellectual property.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:- GENERAL (CONT.)

The first clinical study as part of the CHA Agreement was a Phase II trial in Intermittent Claudication.

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

In addition, and as contemplated by the CHA Agreement, in December 2013, Pluristem and CHA executed the mutual investment pursuant to which Pluristem issued 250,000 shares of its common stock in consideration for 1,011,504 shares of CHA, which reflects total consideration to each of Pluristem and CHA of approximately $10,414. The parties also agreed to give an irrevocable proxy to the other party’s management with respect to the voting power of the shares issued.

In March 2015, the Company sold a portion of the CHA shares received in December 2013.

In January 2018, the Company sold its remaining investment in the CHA shares, for aggregate net proceeds of approximately $10,500, representing a net gain of $6,200, which is recorded in “Financial income, net” for the year ended June 30, 2018, and reclassified from other comprehensive income (loss).

Chart Industries Agreement

In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. (“Chart”), regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of June 30, 2019, commercial sale of the thawing device by Chart has not yet begun.

c.	Reverse stock split

In July 2019, subsequent to the balance sheet date, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s (a) authorized shares of common stock; (b) issued and outstanding shares of common stock and (c) authorized shares of preferred stock. The reverse stock split became effective on July 25, 2019. All shares of common stock, options, warrants and securities convertible or exercisable into shares of common stock, as well as loss per share, have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

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

Most of Pluristem Therapeutics’ costs and assets are denominated in United States dollars (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the statements of income as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of Pluristem Therapeutics and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

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

The Company accounts for its investments in marketable securities in accordance with ASC 320, “Investments – Debt and Equity Securities”. The Company determines the classification of marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company classifies all of its marketable securities as available-for-sale. Available-for-sale marketable securities are carried at fair value, with the unrealized gain and loss reported at “accumulated other comprehensive income (loss)” in the statement of changes in stockholders’ equity.

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

During the years ended June 30, 2018 and 2017, the Company recognized other-than-temporary impairment loss of $850 and $767, respectively (see Note 3). During the year ended June 30, 2019, the Company did not recognize any other-than-temporary impairment loss.

i.	Revenue Recognition

On July 1, 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Results for reporting periods beginning after July 1, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company’s contracts with its customers are expected to include one type of product and thus have only one performance obligation, which is the transfer of control of the product. The Company’s PLX cells have an alternative use and, as such, the performance obligation is considered to be satisfied at a point in time where the customer obtains control over the product.

The Company’s contract with Chart includes variable consideration for which the Company estimates the most likely amount that should be included in the transaction price subject to constraints based on the specific facts and circumstances. Pursuant to the terms of the agreement, the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device.

As of June 30, 2019, commercial sales of the thawing device by Chart have not begun. Based on the Company’s assessment, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur, and therefore the Company is unable to recognize revenues with respect to the Chart agreement before the uncertainty associated with the variable consideration is subsequently resolved.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2019, 2018 and 2017, no impairment losses have been identified.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) and ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505-50”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards (restricted stocks (“RS”) or restricted stock units (“RSUs”)) using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company elected to recognize compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The assumptions below are relevant to RS and RSUs granted in 2019, 2018 and 2017:

In accordance with ASC 718, RS and RSUs are measured at their fair value. All RS and RSUs to employees and directors granted in 2019, 2018 and 2017, were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

The fair value of all RS and RSUs was determined based on the close trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of shares granted during 2019, 2018 and 2017, was $8.70, $14.00 and $14.10 per share, respectively.

During fiscal years 2019, 2018 and 2017, there were no options granted to employees or directors.

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

The Company participates in European Union research and development consortiums under Horizon 2020. In August 2016, the CLI program consortium was awarded a Euro 7,600 thousands (approximately $8,700) non-royalty bearing grant, of which, an amount of Euro 1,900 thousands (approximately $2,200) is a direct grant allocated to the Company. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that the Company received an additional direct grant of Euro 1,000 thousands (approximately $1,100). The additional direct grant was allocated to the Company from the total amount of the original grant. In September 2017, the Company’s Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400 thousands (approximately $8,400) grant, of which, an amount of Euro 2,550 thousands (approximately $2,900) is a direct grant allocated to the Company. In October 2017, the “nTRACK”, a collaborative project carried out by an international consortium led by LEITAT, was awarded a Euro 6,800 thousands (approximately $7,700) non-royalty bearing grant, of which, an amount of Euro 500 thousands (approximately $570) is a direct grant allocated to the Company.

The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

o.	Loss per share

Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. All outstanding stock options and unvested RSUs have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term deposits, long-term deposits and restricted deposits.

The majority of the Company’s cash and cash equivalents, restricted cash and short-term and long-term deposits are mainly invested in dollar instruments of major banks in Israel and in the United States. Deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

The Company utilizes options and forward contracts to protect against the risk of overall changes in exchange rates. The derivative instruments hedge a portion of the Company’s non-dollar currency exposure. Counterparties to the Company’s derivative instruments are all major financial institutions.

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

Severance expenses for the years ended June 30, 2019, 2018 and 2017 were $632, $822 and $524, respectively.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

s.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term and restricted bank deposits, accounts receivable and other current assets, trade payable and other accounts payable and accrued liabilities, approximate fair value because of their generally short term maturities.

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

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2019, the fair value of the options contracts was approximately $21 and is presented in “other current assets” (see Note 4). The net gains (losses) recognized in “Financial income, net” during the years ended June 30, 2019, 2018 and 2017, were $(105), ($264) and $481, respectively.

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

v.	Reclassifications:

Certain financial statement data for prior years have been reclassified to conform to current year financial statement presentation.

w.	Recently Adopted Accounting Pronouncement

ASU No. 2016-18 – “Statement of Cash Flows” (Topic 230) (“ASU No. 2016-18”):

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18. ASU 2016-18 requires that the consolidated statement of cash flows include the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. ASU No. 2016-18 also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and cash equivalents balance presented on the consolidated balance sheet. ASU No. 2016-18 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard requires application using a retrospective transition method. The Company adopted this standard effective July 1, 2018 using the retrospective transition method, as required by ASU 2016-18.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	Year ended June 30,
	2019	2018	2017
Cash and cash equivalents	$4,106	$8,821	$4,707
Restricted cash included in restricted cash and short-term bank deposits	1,080	1,066	958
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$5,186	$9,887	$5,665

Recently Issued Accounting Pronouncements

ASU No. 2016-02 - “Leases” (Topic 842) (“ASU No. 2016-02”):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the entity must recast its comparative period financial statements and provide disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019 using the effective date as its date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. ASU No. 2016-02 provides a number of optional practical expedients in transition. The Company elected to adopt the ‘package of practical expedients’, which, under the new standard, permits it not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The adoption of this new standard will materially affect the Company’s consolidated balance sheets by recognizing new right-of-use (“ROU”) assets and lease liabilities for operating leases. The impact on the Company’s results of operations and cash flows is not expected to be material. Adoption of the standard will result in the recognition of additional lease liabilities for operating leases of approximately $2,250 - $2,450 and additional ROU which will be adjusted for the remaining balance of the deferred participation payments in the amounts of approximately $1,650 - $1,850. As of July 1, 2019, the ROU and lease liabilities estimate includes non-cancelable operating lease agreements (see Note 8a and 8b).

ASU No. 2018-07 - Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”):

In June 2018, the FASB issued ASU 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASU No. 2018-07 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. While the Company continues to assess the potential impact of ASU No. 2018-07, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ASU No. 2018-18 - “Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606” (“ASU No. 2018-18”):

In November 2018, the FASB issued ASU No. 2018-18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606, (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, or July 1, 2020 for the Company. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- MARKETABLE SECURITIES

As of June 30, 2019 and 2018, all of the Company’s marketable securities were classified as available-for-sale.

	Year ended June 30,
	2019			2018
	Amortized cost	Other-than-temporary impairment	Fair value	Amortized cost	Other-than-temporary impairment	Fair value
Available-for-sale - matures within one year:
Stock and index linked notes	$850	$(850)	$-	$850	$(850)	$-
Total	$850	$(850)	$-	$850	$(850)	$-

The Company typically invests in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis.

The Company recognized other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2018 and 2017, of $850 and $767, respectively. The Company did not recognize any other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2019.

During the year ended June 30, 2018, the Company sold marketable securities for aggregate net proceeds (including redemptions) of approximately $21,890, representing a net gain of $8,440. The proceeds from the sale of such marketable securities are included in “Financial income, net”, for the year ended June 30, 2018.

NOTE 4:- FAIR VALUE OF FINANCIAL INSTRUMENTS

	June 30, 2019	June 30, 2018
	Level 2	Level 2
Foreign currency derivative instruments not designated as hedge instruments	$21	($243)
Total financial assets (liabilities)	$21	($243)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5:- OTHER CURRENT ASSETS

	June 30,
	2019	2018
Accounts receivable from the Horizon 2020 grants	$991	$626
Prepaid expenses	532	602
Accounts receivable from the IIA	179	58
VAT receivables	125	150
Accounts receivable from the Ministry of Economy and Industry	73	6
Derivatives not designated as hedge instruments	21	-
Other receivables	53	7
Total	$1,974	$1,449

NOTE 6:- PROPERTY AND EQUIPMENT, NET

	June 30,
	2019	2018
Cost:
Laboratory equipment	$6,435	$6,395
Computers and peripheral equipment	1,274	1,206
Office furniture and equipment	681	681
Leasehold improvements	8,614	8,611
Total Cost	17,004	16,893
Accumulated depreciation:
Laboratory equipment	5,634	4,903
Computers and peripheral equipment	1,147	1,060
Office furniture and equipment	600	511
Leasehold improvements	5,785	4,741
Total accumulated depreciation	13,166	11,215
Property and equipment, net	$3,838	$5,678

Depreciation expenses amounted to $1,962, $2,018 and $2,177, for the years ended June 30, 2019, 2018 and 2017, respectively.

NOTE 7:- OTHER ACCOUNTS PAYABLE

	June 30,
	2019	2018
Accrued vacation	$974	$911
Deferred income from the Horizon 2020 grant	-	640
Accrued payroll	486	524
Payroll institutions	433	463
Derivatives not designated as hedge instruments	-	243
Other payables	240	240
Total	$2,133	$3,021

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:- COMMITMENTS AND CONTINGENCIES

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

The Company recognizes lease expense, net of lessor participation, under such arrangements, on a straight-line basis over the lease term.

As of June 30, 2019, aggregate minimum lease commitments under the active operating lease agreements are as follows:

Fiscal year ending June 30,
2020	$877
2021	886
2022	443
Total	$2,206

Lease expenses, net of lessor participation, amounted to $615, $638 and $781, for the years ended June 30, 2019, 2018 and 2017, respectively.

The Subsidiary issued a bank guarantee in favor of the lessors in the amount of approximately $388.

b.	The Subsidiary leases several motor vehicles under operating lease agreements, which expire in various dates during the years 2020 through 2022.

As of June 30, 2019, future aggregate minimum lease commitments under operating lease agreements are as follows:

Fiscal year ending June 30,
2020	$233
2021	157
2022	45
Total	$435

Lease expenses amounted to $301, $294 and $233, for the years ended June 30, 2019, 2018 and 2017, respectively.

c.	An amount of $692 of cash and deposits was pledged by the Subsidiary to secure certain derivatives and hedging transactions, a credit line and bank guarantees as of June 30, 2019.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:- COMMITMENTS AND CONTINGENCIES (CONT.)

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

Through June 30, 2019, total grants obtained aggregated to approximately $27,353 and total royalties paid and accrued amounted to $169. As of June 30, 2019, the Company’s liability in respect to royalties to the IIA amounted to $27,184, not including LIBOR interest as described above.

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

As of June 30, 2019, total grants obtained under this Smart Money program amounted to approximately $112. As of June 30, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

f.	The Company was awarded an additional Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

As of June 30, 2019, the aggregate amount of grant obtained from this Smart Money program was approximately $26. As of June 30, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $26 and no royalties were paid or accrued.

g.	In December, 2016, the Company announced that it will collaborate with the New York Blood Center (“NYBC”) on pre-clinical studies of its placental expanded R-18 cells (“PLX-R18”) to enhance the efficacy of umbilical cord blood transplantation. The project has been selected to receive a conditional award of $900 from Israel-United States Binational Industrial Research and Development Foundation (“BIRD Foundation”), of which an amount of $585 is a direct grant allocated to the Company. Per the terms of the project, the Company provided the PLX-R18 cells and the NYBC were responsible for conducting and supporting the studies. Amounts received in connection with this award were presented in “Other long-term liabilities”.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8:- COMMITMENTS AND CONTINGENCIES (CONT.)

As of June 30, 2019, the aggregate amount of grant obtained from the BIRD Foundation was approximately $264. During the year ended June 30, 2019, the Company and NYBC mutually agreed to terminate the project and therefore, pursuant to the terms of the agreement with the BIRD Foundation and NYBC, the Company derecognized the BIRD Foundation liability. The total amounts received in connection with this award were recognized as a deduction from research and development costs, and an amount to be received of $14 is presented in “other current assets” as of June 30, 2019.

h.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“GvHD”).

As part of the agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital), the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GvHD, with a maximum aggregate royalty amount of approximately $250.

i.	In July, 2018, the Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid.

As of June 30, 2019, total grants obtained under the “Shalav” program amounted to approximately $40. As of June 30, 2019, the Company’s contingent liability with respect to royalties for the “Shalav” program was $40 and no royalties were paid or accrued.

NOTE 9:- STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 30,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The Company’s authorized preferred stock consists of 1,000,000 shares of preferred stock, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors. No shares of preferred stock have been issued.

a.	Reverse stock split:

In July, 2019, subsequent to the balance sheet date, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s (a) authorized shares of common stock; (b) issued and outstanding shares of common stock and (c) authorized shares of preferred stock. The reverse split became effective on July 25, 2019. The reverse stock split will not have any effect on the stated par value of the common stock. All shares of common stock, options, warrants and securities convertible or exercisable into shares of common stock, as well as loss per share, have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

b.	On January 25, 2017, the Company issued, pursuant to an underwriting agreement relating to a firm commitment public offering, an aggregate of 1,408,163 shares of common stock and warrants to purchase up to an aggregate of 844,898 shares of common stock, inclusive of the underwriter’s over-allotment option, which was exercised in full, for aggregate gross proceeds of $17,250. The net proceeds, after deducting underwriting commissions, discounts and other expenses related to the offering were approximately $15,718.

c.	In the year ended June 30, 2018, a total of 828,703 warrants from the January 2017 offering were exercised by investors at an exercise price of $14.00 per share, resulting in the issuance of 82,871 shares of common stock for net proceeds of approximately $1,160.

d.	In July 2017, pursuant to a shelf registration statement on Form S-3, declared effective by the Securities and Exchange Commission (the “SEC”) on June 23, 2017, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the year ended June 30, 2018, the Company sold 359,941 shares of common stock under the ATM Agreement at an average price of $14.30 per share for aggregate proceeds of approximately $4,985, net of issuance expenses of $174. During the year ended June 30, 2019, the Company sold 170,600 shares of common stock under the ATM Agreement at an average price of $12.30 per share for aggregate proceeds of approximately $1,952, net of issuance expenses of $148.

On February 4, 2019, the Company notified the Agents of the termination of the ATM Agreement.

e.	On October 31, 2017, the Company completed a public offering in Israel, pursuant to the Company’s existing shelf registration statement on Form S-3 in the United States and a shelf registration statement filed in Israel, pursuant to which the Company raised aggregate gross proceeds of $15,051 through the sale of 900,000 shares of the Company’s common stock at a purchase price of NIS 59 (approximately $16.70) per share. The net proceeds, after deducting fees and expenses related to the offering, were approximately $13,646.

f.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on June 23, 2017, on February 6, 2019, the Company entered into the Sales Agreement with Jefferies which provides that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended June 30, 2019, the Company sold 236,800 shares of common stock under the Sales Agreement at an average price of $9.70 per share for aggregate net proceeds of approximately $2,051, net of issuance expenses of $255.

g.	On April 8, 2019, the Company sold, pursuant to an underwriting agreement relating to a firm commitment public offering (the “Public Offering”), an aggregate of 2,857,143 shares of common stock and warrants to purchase 2,857,143 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000. The warrants issued in the Public Offering are exercisable for a period of five years from issuance and have an exercise price of $7.00 per share. In addition, on April 8, 2019, the Company sold, pursuant to a subscription agreement with a certain investor in a registered direct offering (the “Registered Direct Offering”), 142,857 shares of common stock, for aggregate gross proceeds of $1,000. The net proceeds from the Public Offering and the Registered Direct Offering, after deducting underwriting commissions and discounts and other expenses related to the offerings, were $19,464.

As of June 30, 2019, 2,857,143 warrants to purchase share of our common stock are outstanding.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

h.	Stock options, RS and RSUs to employees, directors and consultants:

The Company adopted, after receiving stockholder approval, the 2005 Stock Option Plan in 2005 (the “2005 Plan”). Under the 2005 Plan, stock options, RS and RSUs were granted to the Company’s officers, directors, employees and consultants. The 2005 Plan expired on December 31, 2018. The Company adopted, after receiving stockholder approval, the 2016 Equity Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, stock options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of our Subsidiary. In addition, at the Company’s annual meeting of its stockholders, held on June 13, 2019, the Company’s stockholders approved the 2019 Equity Compensation Plan (the “2019 Plan”). Under the 2019 Plan, stock options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

As of June 30, 2019, the number of shares of common stock authorized for issuance under the 2016 Plan amounted to 383,400 for calendar year 2016, of which 363,400 are available for future grant under the 2016 Plan. As of June 30, 2019, the number of shares of common stock authorized for issuance under the 2019 Plan amounted to 3,204,055, all of which are available for future grant under the 2019 Plan.

(1) Options to employees and directors:

The Company accounts for its stock options to employees and directors under the fair value method in accordance with ASC 718, “Compensation—Stock Compensation”. A summary of the Company’s activity for stock options granted to employees and directors under the 2005 Plan is as follows:

	Year ended June 30, 2019
	Number	Weighted Average Exercise Price
Options outstanding at beginning of period	31,500	$6.20
Options forfeited	(30,750)	$6.20
Options exercised	(750)	$6.20
Options outstanding at end of the period	-	-

(2) Options to non-employees:

A summary of the stock options to non-employee consultants under the 2005 Plan and 2016 Plan is as follows:

	Year ended June 30, 2019
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Stock options outstanding at beginning of period	50,060	$0.06
Stock options granted	40,805	$-
Stock options exercised	(1,100)	$2.82
Stock options forfeited	(185)	$-
Stock options outstanding at end of the period	89,580	$-	7.63	$555
Stock options exercisable at the end of the period	42,601	$-	7.26	$264
Stock options vested and expected to vest at the end of the period	89,580	$-	7.63	$555

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

Compensation expenses related to stock options granted to consultants were recorded as follows:

	Year ended June 30,
	2019	2018	2017
Research and development expenses	$117	$107	$7
General and administrative expenses	167	61	39
	$284	$168	$46

(3) RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the 2005 Plan and 2016 Plan for the year ended June 30, 2019:

Number
Unvested at the beginning of period	629,361
Granted	498,100
Forfeited	(45,830)
Vested	(285,998)
Unvested at the end of the period	795,633
Expected to vest after June 30, 2019	769,922

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Year ended June 30,
	2019	2018	2017
Research and development expenses	$1,401	$1,273	$1,558
General and administrative expenses	3,003	4,577	1,645
	$4,404	$5,850	$3,203

Unamortized compensation expenses related to RS and RSUs granted to employees and directors to be recognized over an average time of approximately 3.75 years are approximately $4,180.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

(4) RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants for the year ended June 30, 2019:

Number
Unvested at the beginning of period	19,956
Granted	41,176
Vested	(31,025)
Unvested at the end of the period	30,107

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Year ended June 30,
	2019	2018	2017
Research and development expenses	$48	$43	$19
General and administrative expenses	410	487	394
	$458	$530	$413

i.	Summary of warrants and options:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable for Common Stock	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$7.00	2,857,143	2,857,143	4.77
	$14.00	762,028	762,028	3.06
	$28.50	408,000	408,000	1.00
Total warrants		4,027,171	4,027,171

Options:	$0.00	89,580	42,601	7.62
Total options		89,580	42,601
Total warrants and options		4,116,751	4,069,772

This summary does not include 825,740 RS and RSUs that are not vested as of June 30, 2019.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10:- OTHER INCOME

In December 2017, the Subsidiary was awarded approximately $43 (NIS 150 thousand) by the Israeli Ministry of Labor, Social Affairs and Social Services related to its “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

NOTE 11:- FINANCIAL INCOME, NET

	Year ended June 30,
	2019	2018	2017
Foreign currency translation differences, net	$(26)	$52	$182
Bank and broker commissions	(27)	(62)	(67)
Interest income on deposits	385	276	122
Gain (loss) related to marketable securities, net	-	8,478	254
Other than temporary impairment loss	-	(850)	(767)
Gain (loss) from derivatives and fair value hedge derivatives	(105)	(264)	481
Other financial expense	(2)	(25)	-
	$225	$7,605	$205

NOTE 12:- TAXES ON INCOME

A.	Tax assessments:

The Subsidiary has not received final tax assessments since its incorporation; however, the assessments of the Subsidiary are deemed final through 2013.

B.	Tax rates applicable to the Company:

1.	Pluristem Therapeutics:

The U.S. federal tax rate applicable to Pluristem Therapeutics is the corporate federal tax rate of 21%, which is the result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Such corporate tax rate excludes state tax and local tax, if any, which rates depend on the state and city in which Pluristem Therapeutics conducts its business.

On December 22, 2017, the Tax Act was signed into law in the United States, lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018.

The Tax Act provided for a one-time transition tax on certain foreign earnings for the tax year 2017, and taxation of Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Tax Act also makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation paid by Pluristem Therapeutics. Finally, while the Tax Act removes the 20 year limitation on net operating losses generated after December 31, 2017, all losses generated after December 31, 2017 can only be used to offset 80% of net income in the year they will be utilized.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

The Company recognized the income tax effects of the Tax Act in its 2018 annual consolidated financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC 740, “Income Taxes”, in the reporting period in which the 2017 Tax Act was enacted. In accordance with SAB 118, deferred tax assets and liabilities were re-measured to reflect the revised corporate income tax rate of 21%. This re-measurement was fully offset by a valuation allowance, resulting in no impact to the Company’s income tax expense for the fiscal year ended June 30, 2019. As a result, the Company’s financial results reflect in the income tax effects of the Tax Act, for which the accounting under ASC 740 is complete.

There was no one-time transition tax for the Company under the Tax Act, nor will there be GILTI tax due for the current year, since the Subsidiary had losses for every year to date.

In January 2018, Pluristem Therapeutics registered as an Israeli resident with the Israel Tax Authority (the “ITA”) and the Israeli Value Added Tax Authorities. As a result, as of such date, Pluristem Therapeutics is classified as a dual resident for tax purposes, as a resident in both Israel and the United States.

In June 2018, Pluristem Therapeutics and the Subsidiary submitted an election notice to the ITA to file a consolidated tax return in Israel commencing with the 2018 tax year.

2.	The Subsidiary:

Taxable income of Israeli companies is subject to tax at the rate of 23% in 2019, 23% in 2018 and 24% in 2017.

The Subsidiary is filing its tax reports in dollars based on specific regulations of the ITA which allow, in specific circumstances, filing tax reports in dollars (“Dollar Regulations”). Under the Dollar Regulations, the Subsidiary calculates its tax liability in dollars according to certain orders. The tax liability, as calculated in dollars, is translated into NIS according to the exchange rate as of June 30 of each year.

The Law for the Encouragement of Capital Investments, 1959 (the “Law”):

The Subsidiary has programs which meet the criteria of a “Beneficiary Enterprise”, in accordance with the Law, under the Alternative Benefit Track starting with 2007 as the election year (the “2007 Program”) and 2012 as an election year to the expansion of its “Beneficiary Enterprise” program (the “2012 Program”).

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

In respect of expansion programs pursuant to Amendment No. 60 to the Encouragement Law, the duration of the benefit period has been amended, such that it starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone A - 14 years have not passed since the beginning of the election year.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

The benefit period for the Subsidiary’s 2007 Program expired in 2018 (12 years since the beginning of the election year– 2007) and the benefit period for the Subsidiary’s 2012 Program is expected to expire in 2023 (12 years since the beginning of the election year - 2012).

If a dividend is distributed out of tax exempt profits, as detailed above, the Subsidiary will become liable for taxes at the rate applicable to its profits from the Beneficiary Enterprise in the year in which the income was earned (tax at the rate of 10-25%, dependent on the level of foreign investments) and to a withholding tax rate of 15% (or lower, under an applicable tax treaty).

Accelerated depreciation:

The Subsidiary is eligible for deduction of accelerated depreciation on buildings, machinery and equipment used by the “Beneficiary Enterprise” at a rate of 200% (or 400% for buildings but not more than 20% depreciation per year) from the first year of the assets operation.

Conditions for the entitlement to the benefits:

The above mentioned benefits are conditional upon the fulfillment of the conditions stipulated by the Law, regulations promulgated thereunder, and the Ruling with respect to the beneficiary enterprise. Non-compliance with the conditions may cancel all or part of the benefits and refund of the amount of the benefits, including interest. The management believes that the Subsidiary is meeting the aforementioned conditions.

Amendments to the Law:

In December 2010, the “Knesset” (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 (the “Amendment”), which prescribes, among others, amendments in the Law for the Encouragement of Capital Investments, 1959 (the “Amendment No. 68”). Amendment No. 68 became effective as of January 1, 2011. According to Amendment No. 68, the benefit tracks in the Law were modified and a flat tax rate became applicable to a company for all preferred income under its status as a preferred company with a preferred enterprise.

On August 5, 2013, the Knesset issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment No. 71 to the Law for the Encouragement of Capital Investments, 1959 (the “Amendment No. 71”). According to Amendment No. 71, the tax rate on preferred income form a preferred enterprise in 2014 and thereafter will be 16% (in development area A it will be 9%).

Amendment No. 71 also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise’s earnings as above will be subject to tax at a rate of 20%.

The Subsidiary did not apply Amendment No. 71 with respect to the preferred enterprise status, but may choose to apply Amendment No. 71 in the future.

Innovation Box Regime “Technological Preferred Enterprise”:

In December 2016, the Knesset approved amendments to the Law that introduce an innovation box regime (the “Innovation Box Regime”) for intellectual property (IP)-based companies, enhance tax incentives for certain industrial companies and reduce the standard corporate tax rate and certain withholding rates starting in 2017.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

The Innovation Box Regime was tailored by the Israeli government to a post-base erosion and profit shifting (“BEPS”) world, encouraging multinationals to consolidate IP ownership and profits in Israel along with existing Israeli research and development (“R&D”) functions. Tax benefits created to achieve this goal include a reduced corporate income tax rate of 6% on IP-based income and on capital gains from future sale of IP.

The 6% rate would apply to qualifying Israeli companies that are part of a group with global consolidated revenue of over NIS 10 billion (approximately US $2.9 billion). Other qualifying companies with global consolidated revenue below NIS 10 billion, would be subject to a 12% tax rate. However, if the Israeli company is located in Jerusalem or in certain northern or southern parts of Israel, the tax rate is further reduced to 7.5%. Additionally, withholding tax on dividends for foreign investors would be subject to a reduced rate of 4% for all qualifying companies (unless further reduced by a treaty).

Entering the regime is not conditioned on making additional investments in Israel, and a company could qualify if it invested at least 7% of the last three years’ revenue in R&D (or incurred at least NIS 75 million in R&D expenses per year) and met one of the following three conditions:

1. At least 20% of its employees are R&D employees engaged in R&D (or employs, in total, more than 200 R&D employees);

2. Venture capital investments in the aggregate of NIS 8 million were previously made in the company; or

3. Average annual growth over three years of 25% in sales or employees.

Companies not meeting the above conditions may still be considered as a qualified company at the discretion of the Israeli Innovation Authority of the Ministry of Economy and Industry (formerly, the “Office of the Chief Scientist”). Companies wishing to exit from the regime in the future will not be subject to clawback of tax benefits. The Knesset also approved a stability clause in order to encourage multinationals to invest in Israel. Accordingly, companies will be able to confirm the applicability of tax incentives for a 10-year period under a pre-ruling process. Further, in line with the new Organization for Economic Co-operation and Development Nexus Approach, the Israeli Finance Minister will promulgate regulations to ensure companies are benefiting from the regime to the extent qualifying R&D expenditures are incurred. The regulations were set to be finalized by March 31, 2017, with new amendments to the Law coming into effect after the regulations have been finalized.

Taxable income which is not produced as part of “Preferred Enterprise” income will be taxed at the regular tax rate (24% in 2017).

As of December 31, 2018, the Company’s management believes that the Company meets the conditions mentioned above to be considered as a Technological Preferred Enterprise.

C.	Carryforward losses for tax purposes

As of June 30, 2019, Pluristem Therapeutics had U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $34,836. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2023 and 2039.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2019, in the amount of approximately $155,515, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2019	2018
Deferred tax assets:
U.S. net operating loss carryforward	$7,316	$7,485
Israeli net operating loss and research and development expenses carryforward	40,866	33,538
Allowances and reserves	283	274

Total deferred tax assets before valuation allowance	48,465	41,297
Valuation allowance	(48,465)	(41,297)

Net deferred tax asset	$-	$-

As of June 30, 2019 and 2018, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since they have a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2019 and 2018, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2019, 2018 and 2017, the main reconciling item of the statutory tax rate of the Company (21% to 35% in 2019, 2018 and 2017) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13:- SUBSEQUENT EVENTS

a.	As of September 12, 2019, the Company had sold 439,900 shares of common stock at an average price of $4.95 per share under the Sales Agreement (see Note 9f).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, or COSO, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Executive Chairman	65	June 23, 2019
Yaky Yanay	President Director Chief Executive Officer	48	February 4, 2014 February 5, 2015 June 23, 2019
Chen Franco-Yehuda	Chief Financial Officer, Treasurer and Secretary	36	March 14, 2019
Nachum Rosman	Director	73	October 9, 2007
Doron Shorrer	Director	66	October 2, 2003
Hava Meretzki	Director	50	October 2, 2003
Isaac Braun	Director	66	July 6, 2005
Israel Ben-Yoram	Director	59	January 26, 2005
Mark Germain	Director	69	May 17, 2007
Moria Kwiat	Director	40	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Executive Chairman since June 2019, as our Co-Chief Executive Officer from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. Since October 2015, he has served as a Director of The Alliance for Regenerative Medicine. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

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

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our CEO from June 2019, previously serving as Co-CEO from March 2017. Mr. Yanay has served in variety of executive positions in Pluristem since 2006 including as our Chief Financial Officer from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. From 2015 to 2018, Mr. Yanay served as the Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries and since August 2012 has continually served as a Director of IATI, representing Israel’s life sciences industry. Prior to joining the Company, Mr. Yanay founded and served as Chairman of “The Israeli Life Science Forum” and also served as the Chief Financial Officer, or CFO, of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the Board of Directors of Elbit Vision Systems Ltd. Prior to these positions, Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.

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

Nachum Rosman

Mr. Rosman became a director of the Company in October 2007. He provides management and consulting services to startup companies in the financial, organizational and human resource aspects of their operations. Mr. Rosman also serves as the CEO of Simba Ltd. and as a director at several privately held companies. Throughout his career, Mr. Rosman has held CEO and Chief Financial Officer, or CFO, positions in Israel, the United States and England. In these positions he was responsible for, among other things, finance management, fund raising, acquisitions and technology sales.

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

Doron Shorrer

Mr. Shorrer became a director of the Company in October 2003. Mr. Shorrer was one of the Company’s founders and served as its first Chairman until 2006. Since 1998, Mr. Shorrer has served as the Chairman and CEO of Shorrer International Ltd., an investment and financial consulting company. Mr. Shorrer also serves as a director at each of Sigma Mutual Funds Ltd., Food Save Ltd. and G.D.M. Investments Ltd.

Mr. Shorrer has served as a director of Provident Fund for employees of the Israel Electric Company Ltd. and between 1999 and 2004 he was Chairman of the board of directors of Phoenix Insurance Company, one of the largest insurance companies in Israel, and of Mivtachim Pension Funds Group, the largest pension fund in Israel. Prior to serving in these positions, Mr. Shorrer held senior positions that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland; Economic and Financial Advisor, Commissioner of Insurance and Capital Markets for the State of Israel; Member of the board of directors of “Nechasim” of the State of Israel; Member Committee for the Examination of Structural Changes in the Capital Market (The Brodet Committee); General Director of the Ministry of Transport; founder and managing partner of an accounting firm with offices in Jerusalem, Tel-Aviv and Haifa; Member of the Lecture Staff of the Hebrew University Business Administration School; Chairman of Amal School Chain; Chairman of a Public Committee for Telecommunications; and Economic Consultant to the Ministry of Energy. In addition, Mr. Shorrer served as a director of Hebrew University employees and Massad Bank from the International Bank group from 2009 to 2018.

Among his many areas of expertise, Mr. Shorrer formulates, implements and administers business planning in the private and institutional sector, in addition to consulting on economic, accounting and taxation issues to a diverse audience ranging from private concerns to government ministries.

Mr. Shorrer holds a B.A. in Economics and Accounting and an M.B.A. in Business Administration (specialization in finance and banking) from the Hebrew University of Jerusalem and is a Certified Public Accountant in Israel.

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

Isaac Braun

Mr. Braun became a director of the Company in July 2005. Mr. Braun is a business veteran with entrepreneurial, industrial and manufacturing experience. He has co-founded and served as a board member of several high-tech start-ups in the areas of e-commerce, security, messaging, search engines and biotechnology. Mr. Braun is involved with advising private companies in the areas of capital raising and business development.

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

Mr. Ben-Yoram received a B.A. in accounting from Tel Aviv University, an M.A. in Economics from the Hebrew University of Jerusalem, an LL.B. and an MBA from Tel Aviv University and an LL.M. from Bar Ilan University. In addition, Mr. Ben-Yoram is a Certified Public Accountant in Israel and is qualified in arbitration and in mediation.

We believe that Mr. Ben-Yoram’s qualifications to sit on our Board include his years of experience in the high-tech industry, his experience serving as a director of Nasdaq-listed companies, as well as his knowledge and familiarity with corporate finance and accounting.

Mark Germain

Mr. Germain became a director of the Company in May 2007. Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board. Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries for over five years. He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company that was sold in 1991. In addition to being a director of the Company, Mr. Germain is a Managing Director at The ÆNTIB Group, a boutique merchant bank. From June 2018, Mr. Germain also served as Vice Chairman of the board of BiondVax Pharmaceuticals Ltd., a company based in Israel engaging in a Phase III clinical trials for a universal flu vaccine, and, effective September 30, 2019 he will serve as the chairmen of the board of BiondVax Pharmaceuticals Ltd.

Mr. Germain also serves or served as a director of the following companies that were reporting companies in the past: ChromaDex Inc., Stem Cell Innovations, Inc., Omnimmune Corp. and Collexis Holdings, Inc. He is also a co-founder and director of a number of private companies in and outside the biotech field.

We believe that Mr. Germain’s qualifications to sit on our Board include his years of experience in the biotech industry, his experience serving as a director of public companies, as well as his knowledge and familiarity with corporate finance.

Moria Kwiat

Dr. Kwiat became a director of the Company in May 2012. Dr. Kwiat is an analyst at aMoon, a leading Israeli life sciences venture fund. Previously she was a consultant and analyst at Frost & Sullivan, producing equity research for public companies in the healthcare domain. Dr. Kwiat has a broad academic background and scientific experience in inter-disciplinary fields, with specific expertise in the interface between the biology and materials fields. She is the co-author of multiple scientific papers. Dr. Kwiat holds a Post-Doctoral degree in nanotechnology and material sciences, a Ph.D. in Chemistry and a M.Sc. and B.Sc. in Biotechnology, from Tel Aviv University.

We believe that Dr. Kwiat’s qualifications to sit on our Board include her knowledge and experience as a scientist and a researcher in the fields of biotechnology and nanotechnology.

Chen Franco-Yehuda

Mrs. Franco-Yehuda was appointed as our CFO, effective as of March 17, 2019. Prior to being appointed as our Chief Financial Officer, Mrs. Franco-Yehuda served as the Company’s Head of Accounting and Financial Reporting since July 2016 and, prior to that, the Company’s Controller since May 2013. Before joining the Company, from October 2008 to April 2013, Mrs. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014.

Mrs. Franco-Yehuda holds a bachelor’s degree in economics and accounting from Haifa University, and is a certified public accountant in Israel.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. Doron Shorrer is the Chairman of the Audit Committee, and our Board of Directors has determined that Israel Ben-Yoram is an “Audit Committee financial expert” and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

●	Appointing, compensating and retaining our registered independent public accounting firm;

●	Overseeing the work performed by any outside accounting firm;

●	Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial reports provided by us to the SEC, our stockholders or to the general public, and (ii) our internal financial and accounting controls; and

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Our Audit Committee held eight meetings from July 1, 2018 through June 30, 2019 (fiscal year 2019).

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

The primary responsibilities of our Compensation Committee include:

●	Reviewing and recommending to our Board of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

●	Administering our equity based plans and making recommendations to our Board with respect to our incentive–compensation plans and equity–based plans; and

●	Annually reviewing and making recommendations to our Board with respect to the compensation policy for such other officers as directed by our Board.

Our Compensation Committee held five meetings during fiscal year 2019. The Compensation Committee did not receive advice from or retain any consultants during fiscal year 2019.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2019, Mr. Shorrer, Mr. Rosman, and Mr. Ben-Yoram served as the members of our Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours or of our subsidiary.

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

Nominating/Corporate Governance; Director Candidates.

The Company does not have a Nominating Committee or Corporate Governance Committee or any committees of a similar nature, nor any charter governing the nomination process. Our existing independent directors consider and recommend board nominees and address corporate governance matters that may arise from time to time. Our Board does not believe that such committees are needed for a company our size. However, our independent directors will consider stockholder suggestions for additions to our Board.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised solely of independent directors as defined by Nasdaq and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board of Directors regarding the compensation of our CEO, Executive Chairman and CFO. Our named executive officers for fiscal year 2019 are those four individuals listed in the 2019 ”Summary Compensation Table” below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in “Board Meetings and Committees—Compensation Committee” section of this Annual Report.

At our 2019 shareholders meeting, we provided our shareholders with the opportunity to cast an advisory vote on our then named executive officers’ compensation. Over 70% of the votes cast on this “2019 say-on-pay vote” were voted in favor of the proposal. We have considered the 2019 say-on-pay vote and we believe that the support from our shareholders for the 2019 say-on-pay vote proposal indicates that our shareholders are supportive of our approach to executive compensation. At our 2019 shareholders meeting, our shareholders voted in favor of the proposal to hold say-on-pay votes every two years. We will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding our named executive officers.

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

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for our continued growth and success and to align the interests of these executives with those of our shareholders. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

●	attract, hire, and retain talented and experienced executives;

●	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

●	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success and the tenure of each team member as a factor in achieving such success;

●	focus executive behavior on achievement of our corporate objectives and strategy;

●	build a mechanism of “pay for performance”; and

●	align the interests of management and shareholders by providing management with longer-term incentives through equity ownership.

The Compensation Committee reviews the allocation of compensation components regularly to ensure alignment with strategic and operating goals, competitive market practices and legislative changes. The Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract, hire, and retain well-qualified executives. Other compensation elements, such as long-term incentive opportunities, are designed to motivate and reward performance. Long-term incentives are intended to reward our long-term performance and executing our business strategy, and to strongly align named executive officers’ interests with those of shareholders.

With respect to equity compensation, the Compensation Committee makes awards to executives under our equity compensation plans as approved by the Board of Directors. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance, the alignment of the interests of the executive officers and our shareholders, the performance of our common stock and our ability to attract and retain qualified individuals.

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) performance based bonus; (iii) long-term equity incentive compensation in the form of RSU grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in 2019, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution. In that regard, our Compensation Committee has decided to provide our Executive Chairman, Mr. Aberman, and our CEO, Mr. Yanay, with base salaries, RSU awards, acceleration of such awards under certain circumstances, and performance based bonuses in their respective employment and/or consulting agreement, as opposed to certain terms contained in our CFO’s employment agreement and compensation package, based on their respective positions, seniority and scope of responsibilities.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for our named executive officers, from time to time but not less than once a year. The Compensation Committee also takes into consideration our CEO recommendations for the compensation of our CFO. Our CEO generally presents these recommendations at the time of our Compensation Committee’s review of executive compensation arrangements.

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

Base salaries / monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives’ performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive’s level of responsibility, Company progress or on changed local and specific executive employment market conditions.

On March 14, 2019, the Board of Directors approved the appointment of Mrs. Franco-Yehuda as our CFO. On May 6, 2019, the Board of Directors, upon the recommendation of our Compensation Committee, approved the new officer agreement with Mrs. Franco-Yehuda, our CFO, which provided for an increase to her annual salary, in light of her new responsibilities and also, under certain circumstances, for acceleration of awards issued to Mrs. Franco-Yehuda.

On June 30, 2019, the Board of Directors, upon the recommendation of our Compensation Committee, approved, as part of a comprehensive plan to reduce expenses, the reduction of the annual salary of our CEO and the annual compensation paid to our Executive Chairman, each by 25% from their current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company’s development. We are continually seeking non-dilutive sources of funding. In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies and entering into licensing agreements with such companies, such as our agreement with CHA. Therefore, in order to reward our Executive Chairman and CEO, each of them is entitled to a bonus equal to 1.5% of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals. This is designed to support our business strategy to enter into multiple license agreements with pharmaceutical companies.

In addition, our executives may be entitled, from time to time, to a discretionary bonus that is in the Compensation Committee sole discretion. We paid no bonuses to our named executive officers in fiscal year 2019.

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

RSU awards provide our executive officers with the right to purchase shares of our common stock at a par value of $0.00001, subject to continued employment with our Company. In recent years, we granted our executive officers RSU awards.

We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof. Our Executive Chairman and CEO are entitled to acceleration of the vesting of their awards in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested award and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, our Executive Chairman, CEO and CFO are entitled to an acceleration of 100% of any unvested RSUs in the event of a change in control as defined in their consulting or employment agreement. All grants are approved, upon receipt of recommendation by our Compensation Committee, by our Board of Directors.

Benefits and Perquisites

Generally, benefits available to Mr. Yanay and Mrs. Franco-Yehuda are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel. We provide our named executive officers with a phone and a Company car, or reimbursement for car or phone expenses, which are customary benefits in Israel to managers and officers. Our Executive Chairman and CEO are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such Executive Chairman and CEO.

In addition, in the event of termination of Mr. Aberman’s consulting agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 9. Mr. Yanay is entitled to a severance payment that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly salary amount multiplied by 6, plus the number of years the employment agreement remains in force from September 12, 2018, but in any event no more than 9 years in the aggregate.

Mrs. Chen Franco-Yehuda is entitled to severance pay upon termination of employment for any reason, including retirement, based on 8.333% of her monthly base salary, according to section 14 of the Severance Pay Law, 1963.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel. These benefits represent a relatively small portion of the executive officers’ total compensation.

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

Compensation Committee Members:

Doron Shorrer
Nachum Rosman
Israel Ben-Yoram

Summary Compensation Table

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended June 30, 2019 and 2018. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year	Salary ($) (1)		Stock-based Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Zami Aberman Executive Chairman (previously Co-CEO)	2019(4)	551,137	(5)	478,500	66,857	1,096,494
	2018	524,450	(5)	-	68,384	592,834
Yaky Yanay Chief Executive Officer (previously Co-CEO)	2019(6)	396,632	(7)	461,100	29,253	886,985
	2018	416,740	(7)	-	26,619	443,359
Chen Franco-Yehuda CFO	2019(8)	78,889		112,329	13,599	204,817

Erez Egozi Former CFO	2019(9)	116,701		139,200	68,807	324,708
	2018	163,212		142,197	20,304	325,713

(1)	Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment. The salaries of Mr. Yanay, Mrs. Franco-Yehuda and Mr. Egozi are comprised of base salaries and additional payments and provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel.

(2)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2019 included elsewhere in this Annual Report.

(3)	Represents cost to us in connection with car or car expenses reimbursement and mobile phone expenses. The Company also pays our CEO and Executive Chairman the tax associated with this benefit, which is grossed up and included in the “all other compensation” column for Mr. Aberman. Mr. Yanay’s gross up is part of the amount in the Salary column in the table above.

(4)	Mr. Aberman ceased to serve as our Co-CEO and commenced to serve solely in his capacity as Executive Chairman on June 24, 2019. The compensation reflects amounts received during the entire fiscal year.

(5)	Includes $23,068 and $21,151 paid to Mr. Aberman as compensation for services as a director in fiscal year 2019 and 2018 respectively.

(6)	Mr. Yanay ceased to serve as our Co-CEO and commenced to serve as the sole CEO on June 24, 2019. The compensation reflects amounts received during the entire fiscal year.

(7)	Includes $23,582 and $24,003 paid to Mr. Yanay as compensation for services as a director in fiscal year 2019 and 2018, respectively.

(8)	Mrs. Franco-Yehuda was appointed as our Chief Financial Officer on March 14, 2019. The compensation reflects amounts received during the entire fiscal year.

(9)	Mr. Egozi ceased to be our Chief Financial Officer on March 14, 2019. The compensation reflects amounts received during the entire fiscal year. Amounts received following March 14, 2019 are included in all other compensation.

We have the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Mr. Aberman is engaged with us as a consultant and received a monthly consulting fee of $31,250. On September 12, 2018, our Board approved an increase of the monthly consulting fees payable to Mr. Aberman, from $31,250 per month (at a U.S. dollar rate not less than 4.35 NIS) to 149,500 NIS (approximately $41,500 per month), effective as of September 1, 2018. In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. All amounts above are paid plus value added tax. Mr. Aberman is also entitled to a performance based bonus of one and a half percent (1.5%) from amounts received by us from non-diluting funding and strategic deals. Mr. Aberman is entitled to car expenses reimbursement. In addition, on September 12, 2018, Mr. Aberman’s annual director fees were increased to $20,000 from $17,610 (set at a rate of 4.25 NIS per U.S. dollar). The reason for the increases in Mr. Aberman’s consulting fees and director fees were due to the fact that Mr. Aberman had not received an increase since May 2011, and the Board determined such an increase was appropriate in light of his years of service to the Company. On June 30, 2019, our Board of Directors, upon the recommendation of our Compensation Committee, approved the reduction of the annual compensation paid to Mr. Aberman, and his annual fees paid to him as a director, by 25% from his current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020.

(b)	During fiscal years 2019 and 2018, Mr. Yanay’s monthly salary was 80,000 NIS, while in fiscal year 2017 it was 53,125 NIS. In addition, Mr. Yanay is entitled once a year to receive an additional amount that equals his monthly salary. Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement. Furthermore, Mr. Yanay was entitled to a performance based bonus of one percent (1.0%) from amounts received by us from non-diluting funding and strategic deals which, effective as of September 12, 2018, was increased to one and a half percent (1.5%) due to his increased responsibilities. In addition, Mr. Yanay’s annual compensation as a director was $20,000 (set at a rate of 4.25 NIS per U.S. dollar). On June 30, 2019, our Board of Directors, upon the recommendation of our Compensation Committee, approved the reduction of the annual salary of Mr. Yanay, and the annual fees paid to him as a director, by 25% from his current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020.

(c)	Mrs. Franco-Yehuda’s monthly salary is 36,000 NIS. Mrs. Franco-Yehuda receives car and cellular phone expense reimbursements pursuant to the terms of her agreement.

(d)	Starting December 1, 2017, Mr. Egozi’s monthly salary was 38,000 NIS. Mr. Egozi was provided with a cellular phone and a Company car pursuant to the terms of his employment agreement with the Company. Mr. Egozi ceased to be our Chief Financial Officer on March 14, 2019.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman’s Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by 9; (ii) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by 6, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (iii) in the event of termination of Mrs. Franco-Yehuda’s employment, she is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company.

In addition, Mr. Aberman and Mr. Yanay are entitled to acceleration of the vesting of their stock options and restricted stock in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, Mr. Aberman, Mr. Yanay and Mrs. Franco-Yehuda are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective consulting and employment agreements.

The following table displays the value of what our CEO, Executive Chairman and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2019.

Officer	Salary		Accelerated Vesting of RSUs (1)		Total

Zami Aberman
Terminated due to officer resignation	$377,314		$457,250	(2)	$834,564
Terminated due to discharge of officer	$377,314		$914,500	(3)	$1,291,814
Change in control	-		$914,500	(4)	$914,500

Yaky Yanay
Terminated due to officer resignation	$364,891	(5)	$452,600	(2)	$817,491
Terminated due to discharge of officer	$364,891	(5)	$905,200	(3)	$1,270,091
Change in control	-		$905,200	(4)	$905,200

Chen Franco Yehuda
Terminated due to officer resignation	$35,358		-		$35,358
Terminated due to discharge of officer	$35,358		-		$35,358
Change in control	-		$86,180	(4)	$86,180	(4)

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2019 of $6.20 per share and the applicable exercise price of each grant.

(2)	50% of all unvested RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon a termination due to discharge.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change of control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

The following table shows grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2019:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units #		Grant Date Fair Value of Stock Awards ($)
Zami Aberman	December 19, 2018	55,000	(1)	478,500
Yaky Yanay	December 19, 2018	53,000	(2)	461,100
Chen Franco-Yehuda	December 19, 2018	2,600	(3)	21,189
	March 28, 2019	10,000	(4)	91,140
Erez Egozi (Former CFO)	December 19, 2018	16,000	(5)	139,200

(1)	Grant of RSUs was made pursuant to our 2016 Equity Compensation Plan, or the 2016 Plan. The grant vests as follows:

a.	30,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter, and

b.	25,000 RSUs vest as follows: 12.5% vest on March 19, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter.

(2)	Grant of RSUs was made pursuant to our 2016 Plan. The grant vests as follows:

a.	28,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter, and

b.	25,000 RSUs vest as follows: 12.5% vest on March 19, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter.

(3)	Grant of RSUs was made pursuant to our amended and restated 2005 Stock Option Plan, or the 2005 Plan. The grant vests as follows:

a.	1,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter,

b.	1,000 RSUs vest as follows: 12.5% vest on March 19, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter, and

c.	600 RSUs vest on December 19, 2020.

(4)	Grant of RSUs was made pursuant to our 2016 Plan. The grant vests as follows:

a.	6,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter, and

b.	4,000 RSUs vest as follows: 12.5% vest on June 28, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter.

(5)	Grant of RSUs was made pursuant to our 2016 Plan. The grant vests as follows:

a.	8,000 RSUs vest over a two-year period from the date of grant, as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter,

b.	5,000 RSUs vest as follows: 12.5% vest on March 19, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter, and.

c.	3,000 RSUs vest upon achievement of certain operational and financial goals.

In conjunction with Mr. Egozi’s departure as CFO, 172,500 out of 272,500 RSUs outstanding as of June 30, 2019, vested in July 2019, while the remaining outstanding RSUs were forfeited.

Outstanding Equity Awards at the End of Fiscal Year 2019

The following table presents the outstanding equity awards held as of June 30, 2019 by our named executive officers:

Number of Securities Underlying Unexercised
	Stock Awards
Name	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Zami Aberman	100,000	(1)	$620,000
	47,500	(2)	$294,500
Yaky Yanay	100,000	(1)	$620,000
	46,000	(3)	$285,200
Erez Egozi (10)	7,500	(4)	$46,500
	5,750	(5)	$35,650
	14,000	(6)	$86,800
Chen Franco-Yehuda	1,550	(7)	$9,610
	2,350	(8)	$14,570
	10,000	(9)	$62,000

(1)	100,000 RSUs vest in 8 equal installments of 12,500 on September 22, 2019 and every 3 months thereafter.

(2)	47,500 RSUs vest as follows:

a.	22,500 RSUs vest in 6 equal installments of 3,750 on September 19, 2019 and every 3 months thereafter, and

b.	25,000 RSUs vest in 8 equal installments of 3,125 on March 19, 2021 and every 3 months thereafter.

(3)	46,000 RSUs vest as follows:

a.	21,000 RSUs vest in 6 equal installments of 3,500 on September 19, 2019 and every 3 months thereafter, and

b.	25,000 RSUs vest in 8 equal installments of 3,125 on March 19, 2021 and every 3 months thereafter.

(4)	7,500 RSUs vest in 8 equal installments of 937.5 on September 22, 2019 and every 3 months thereafter.

(5)	5,750 RSUs vest as follows:

a.	750 RSUs vest in 2 equal installments of 375 on September 14, 2019 and December 14, 2019,

b.	5,000 RSUs vest as follows: 50% vest on June 14, 2020 and 50% vest on June 14, 2021, and

(6)	14,000 RSUs vest as follows:

a.	6,000 RSUs vest in 6 equal installments of 375 on September 19, 2019 and every 3 months thereafter,

b.	5,000 RSUs vest in 8 equal installments of 3,125 on March 19, 2021 and every 3 months thereafter, and

c.	3,000 RSUs vest upon achievement of certain operational and financial goals.

(7)	1,550 RSUs vest as follows:

a.	300 RSUs vest in 2 equal installments of 150 on September 14, 2019 and December 14, 2019, and

b.	1,250 RSUs vest as follows: 50% vest on June 14, 2020 and 50% vest on June 14, 2021.

(8)	2,350 RSUs vest as follows:

a.	750 RSUs vest in 6 equal installments of 125 on September 19, 2019 and every 3 months thereafter,

b.	1,000 RSUs vest in 8 equal installments of 125 on March 19, 2021 and every 3 months thereafter, and

c.	600 RSUs vest on December 19, 2022.

(9)	10,000 RSUs vest as follows:

a.	6,000 RSUs vest as follows: 25% after 6 months from date of grant and the remaining shares vest in 6 equal installments every 3 months thereafter, and

b.	4,000 RSUs vest as follows: 12.5% vest on June 28, 2021 and the remaining shares vest in 7 equal installments every 3 months thereafter.

(10)	In conjunction with Mr. Egozi’s departure as CFO, 17,250 out of 27,250 RSUs outstanding as of June 30, 2019, vested in July 2019, while the remaining outstanding 10,000 RSUs were forfeited on July 16, 2019.

Option Exercises and Stock Vested Table

The following table presents the named executive officers’ RSUs that vested during fiscal year 2019 by our named executive officers. No options were exercised by our named executive officers, and 11,000 and 5,500 options granted to our Executive Chairman and our CEO, respectively, expired in fiscal year 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	62,500	547,750
Yaky Yanay	62,000	544,900
Chen Yehuda-Franco	1,088	10,103
Erez Egozi	10,075	86,050

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the 2016 Plan and the 2019 Equity Compensation Plan, or the 2019 Plan, described in Item 12 below.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2019:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	20,933	97,223	118,156
Nachum Rosman	29,722	98,528	128,250
Doron Shorrer	29,650	98,528	128,178
Hava Meretzki	26,401	70,470	96,871
Isaac Braun	23,911	70,470	94,381
Israel Ben-Yoram	29,690	86,783	116,473
Moria Kwiat	25,858	58,725	84,583

(1)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2019 included elsewhere in this Annual Report.

We reimburse our directors for expenses incurred in connection with attending board meetings according to a written and Board approved policy. We provide the following compensation for directors: effective as of September 12, 2018, we increased the annual director compensation from $12,500 to $15,000; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. The Board has determined that the dollar rate would be not less than 4.25 NIS per dollar. On June 30, 2019, our Board of Directors, upon the recommendation of our Compensation Committee, approved the reduction of the annual fees paid to each of our directors, by 25% from their current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020. The non-executive directors, as a group, are also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals, as determined by the Board of Directors and/or the Compensation Committee.

During fiscal year 2019, we paid a total of $186,165 in cash to directors as compensation. This amount does not include compensation to Mr. Aberman and Mr. Yanay in their capacity as directors, which is reflected in the Summary Compensation Table for fiscal year 2019 above. As of June 30, 2019, we granted our non-executive directors 492,576 options, restricted shares and RSUs (not including 74,392 options that expired by June 30, 2019) of which 327,485 were exercisable or vested, as the case may be, as follows:

Name	Total of Options, restricted shares and RSUs Granted		Total of restricted shares and RSUs exercisable and vested
Mark Germain	80,646	(1)	44,773
Nachum Rosman	83,596	(2)	45,319
Doron Shorrer	87,596	(3)	69,543
Hava Meretzki	58,621	(4)	46,078
Isaac Braun	58,621	(5)	46,078
Israel Ben-Yoram	87,746	(6)	52,725
Moria Kwiat	35,750		22,969
Total	492,576		327,485

(1)	Excludes 30,750 options that expired at or prior to June 30, 2019.

(2)	Excludes 6,375 options that expired at or prior to June 30, 2019.

(3)	Excludes 11,676 options that expired at or prior to June 30, 2019.

(4)	Excludes 9,520 options that expired at or prior to June 30, 2019.

(5)	Excludes 9,393 options that expired at or prior to June 30, 2019.

(6)	Excludes 6,678 options that expired at or prior to June 30, 2019.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 4, 2019 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Name and Address of Beneficial Owner	Beneficial Number of Shares(1)		Percentage

Directors and Named Executive Officers

Zami Aberman Executive Chairman of the Board of Directors (and previously Co-CEO)	381,006	(2)	2.5%

Yaky Yanay CEO, President and Director	309,098	(2)	2.0%

Chen Franco-Yehuda	5,591		*
CFO
Erez Egozi Former CFO	30,713		*

Israel Ben-Yoram Director	69,966	(2)	*

Isaac Braun Director	57,231	(3)	*

Mark Germain Director	46,375		*

Moria Kwiat Director	29,668	(4)	*

Hava Meretzki Director	58,431	(5)	*

Nachum Rosman Director	46,942		*

Doron Shorrer Director	74,024	(6)	*

Directors and Executive Officers as a group (10 persons)	1,078,332	(7)	7.1%

* = less than 1%

(1)	Based on 15,547,621 shares of common stock issued and outstanding as of September 4, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes warrants to acquire up to 7,143 shares.

(3)	Includes warrants to acquire up to 5,000 shares.

(4)	Includes warrants to acquire up to 2,858 shares.

(5)	Includes 11,200 shares owned by Mrs. Meretzki’s husband, Shai Meretzki.

(6)	Includes warrants to acquire up to 1,429 shares.

(7)	Includes warrants to acquire up to 30,716 shares.

Equity Compensation Plan Information

At our annual meeting of our stockholders held on May 31, 2016, our stockholders approved the 2016 Plan. Under the 2016 Plan, options, restricted stock and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Under the 2016 Plan, the plan administrator is authorized to grant awards to acquire shares of Common Stock, shares of restricted stock and RSUs, in each calendar year, in a number not exceeding two and three-quarters percent (2.75%) of the number of shares of our Common Stock issued and outstanding on a fully diluted basis on the immediately preceding December 31.

In addition, at our annual meeting of our stockholders held on June 13, 2019, our stockholders approved the 2019 Plan. Under the 2019 Plan, options, restricted stock and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Under the 2019 Plan, the plan administrator is authorized to grant options to acquire shares of common stock, shares of Restricted Stock and RSUs in a number not exceeding 16% of the number of shares of common stock issued and outstanding immediately prior to the grant of such awards on a fully diluted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	89,580	$0	3,567,455

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the arrangements described in Item 11 no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during fiscal year 2019, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board of Directors has determined that Doron Shorrer, Nachum Rosman, Israel Ben-Yoram, Isaac Braun and Mark Germain are "independent" directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

Item 14. Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2019	Twelve months ended on June 30, 2018

Audit Fees	$172,014	$126,747

Audit-Related Fees	None	None

Tax Fees	$19,831	$40,829

All Other Fees	$26,231	$21,134

Total Fees	$218,076	$188,710

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K and internal control over financial reporting, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory fillings and (iv) fees related to the offering we closed in April 2019 and with respect to the Sales Agreement.

Tax Fees. These fees relate to our tax compliance and tax advisory projects.

All Other Fees. These fees were comprised of fees related to assistance in preparation of IIA as well as other grant applications.

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

PART IV

Item 15. Exhibits.

3.1*	Composite Copy of the Company’s Articles of Incorporation as amended on July 25, 2019.
3.2*	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on July 25, 2019.
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on March 29, 2017).
4.1	Form of Common Stock Purchase Warrant dated January 25, 2017 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 20, 2017).
4.2	Form of Common Stock Purchase Warrant dated March 2019 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on April 5, 2019).
4.3*	Description of Securities.
10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).
10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated July 31, 2012 (incorporated by reference to Exhibit 10.3 of our annual report on Form 10-K filed on September 11, 2013).
10.3	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2012 (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 11, 2013).
10.4	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated February 3, 2015 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 6, 2015).
10.5	Assignment Agreement dated May 15, 2007 between Pluristem Therapeutics Inc. and each of Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2007).
10.6	Assignment Agreement dated May 15, 2007 between Pluristem Therapeutics Inc. and Yeda Research and Development Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 24, 2007).
10.7	Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).
10.8*	Summary of Directors’ Ongoing Compensation. +
10.10	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016). +

10.14	Form of Stock Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016). +
10.15	Form of Restricted Stock Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016). +
10.16	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016). +
10.17	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019). +
10.18*	Form of Stock Option Agreement under the 2019 Equity Compensation Plan. +
10.19*	Form of Restricted Stock Agreement under the 2019 Equity Compensation Plan. +
10.20*	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan. +
10.21	Consulting Agreement between Pluristem Ltd. and Rose High Tech Ltd. dated September 12, 2018 (incorporated20 by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2018). +
10.22	Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 12, 2018 (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2018). +
10.23	Employment Agreement between Pluristem Ltd. and Erez Egozi dated September 12, 2018 (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2018). +
10.24	Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 12, 2018 (incorporated by reference to Exhibit 10.20 of our quarterly report on Form 10-Q filed on May 6, 2019). +
10.25	Open Market Sales Agreement, dated February 6, 2019, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of our quarterly report on Form 10-Q filed on February 6, 2019).
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2008).
23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chen Franco-Yehuda.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.
32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Chen Franco-Yehuda.
101 *	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President

Dated: September 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay,
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 12, 2019

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 12, 2019

By:	/s/ Zami Aberman
Zami Aberman, Executive Chairman of the Board of Directors

Dated: September 12, 2019

By:	/s/ Israel Ben-Yoram
Israel Ben-Yoram, Director

Dated: September 12, 2019

By:	/s/ Isaac Braun

Isaac Braun, Director

Dated: September 12, 2019

By:	/s/ Mark Germain

Mark Germain, Director

Dated: September 12, 2019

By:	/s/ Moria Kwiat

Moria Kwiat, Director

Dated: September 12, 2019

By:	/s/ Hava Meretzki

Hava Meretzki, Director

Dated: September 12, 2019

By:	/s/ Nachum Rosman

Nachum Rosman, Director

Dated: September 12, 2019

By:	/s/ Doron Shorrer

Doron Shorrer, Director

Dated: September 12, 2019