Form 10-Q
period 2019-09-30
PLURISTEM THERAPEUTICS INC
filed 2019-11-07
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,711,556 shares of common stock issued and outstanding as of November 1, 2019.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	3-4

Interim Condensed Consolidated Statements of Operations	5

Interim Condensed Statements of Changes in Stockholders’ Equity	6-7

Interim Condensed Consolidated Statements of Cash Flows	8-10

Notes to Interim Condensed Consolidated Financial Statements	11-21

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2019	June 30, 2019
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,715	$4,106
Short-term bank deposits		14,838	19,599
Restricted cash and short-term bank deposits		562	692
Other current assets		2,356	1,974
Total current assets		21,471	26,371

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		408	398
Severance pay fund		688	693
Property and equipment, net		3,372	3,838
Operating lease right-of-use asset	3	1,631	-
Other long-term assets		3	10
Total long-term assets		6,102	4,939

Total assets		$27,573	$31,310

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2019	June 30, 2019
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,890	$2,281
Accrued expenses		2,382	3,744
Operating lease liability, current	3	964	-
Other accounts payable		1,607	2,133
Total current liabilities		7,843	8,158

LONG-TERM LIABILITIES

Accrued severance pay		942	950
Other long-term liabilities		-	381
Operating lease liability	3	1,261	-
Total long-term liabilities		2,203	1,331

COMMITMENTS AND CONTINGENCIES	5

STOCKHOLDERS’ EQUITY

Share capital:	6
Common stock $0.00001 par value per share: Authorized: 30,000,000 shares Issued and outstanding: 15,619,913 shares as of September 30, 2019, 15,082,852 shares as of June 30, 2019		(*)	(*)
Additional paid-in capital		275,670	272,825
Accumulated deficit		(258,143)	(251,004)
Total stockholders’ equity		17,527	21,821

Total liabilities and stockholders’ equity		$27,573	$31,310

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2019	2018

Revenues	-	$4
Cost of revenues	-	(*)
Gross profit	-	4
Operating Expenses:
Research and development expenses	$(5,826)	$(7,765)
Less: participation by the Israeli Innovation Authority (“IIA”) and other parties	444	1,001
Research and development expenses, net	(5,382)	(6,764)
General and administrative expenses, net	(1,813)	(2,210)

Operating loss	(7,195)	(8,970)

Financial income, net	56	184

Net loss	$(7,139)	$(8,786)

Loss per share:
Basic and diluted net loss per share	$(0.46)	$(0.77)

Weighted average number of shares used in computing basic and diluted net loss per share	15,405,026	11,365,826

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2018	11,356,579	$	(*)	$244,204	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	69,542		(*)	1,327	-	1,327
Issuance of common stock under At Market Issuance Sales Agreement, net of issuance costs of $27 (see Note 6a)	37,600		(*)	473	-	473
Exercise of options by employees and non-employee consultants	1,250		(*)	8	-	8
Net loss	-		-	-	(8,786)	(8,786)

Balance as of September 30, 2018 (unaudited)	11,464,971		$1	$246,011	$(224,483)	$21,529

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*)	$272,825	$(251,004)	$21,821
Stock-based compensation to employees, directors and non-employee consultants	92,869		(*)	864	-	864
Issuance of common stock under Open Market Sales Agreement, net of issuance costs of $198 (see Note 6b)	439,900		(*)	1,981	-	1,981
Exercise of options by employees and non-employee consultants	3,000		(*)	-	-	-
Round up of shares due to reverse stock split effectuated on July 25, 2019 (see Note 1c)	1,292		(*)	-	-	-
Net loss	-		-	-	(7,139)	(7,139)

Balance as of September 30, 2019 (unaudited)	15,619,913	$	(*)	$275,670	$(258,143)	$17,527

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,139)	$(8,786)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	468	503
Stock-based compensation to employees, directors and non-employee consultants	864	1,327
Decrease in accounts receivable from the IIA	108	21
Increase in other current assets and other long-term assets	(483)	(526)
Increase (decrease) in trade payables	661	(962)
Decrease in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	(1,648)	(82)
Increase (decrease) in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(27)	-
Increase in interest receivable on short-term deposits	(38)	(7)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(4)	-
Accrued severance pay, net	(3)	2
Net cash used by operating activities	$(7,241)	$(8,510)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(54)	$(177)
Proceeds from short-term deposits	4,802	7,801
Net cash provided by investing activities	$4,748	$7,624

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$1,981	$473
Exercise of warrants and options	-	107
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	-	8
Net cash provided by financing activities	$1,981	$588

Increase in cash and cash equivalents and restricted cash	(512)	(298)
Cash and cash equivalents and restricted cash at the beginning of the period	5,186	9,508
Cash and cash equivalents and restricted cash at the end of the period	$4,674	$9,210
(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$3	$2

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$2	$5

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	Three months ended September 30,
	2019	2018
	(Unaudited)
Cash and cash equivalents	$3,715	$8,433
Restricted cash included in Restricted cash and short-term bank deposits	959	777
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$4,674	$9,210

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

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. The Company has incurred an accumulated deficit of approximately $258,143 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2019, the Company’s total stockholders’ equity amounted to $17,527.

During the three month period ended September 30, 2019, the Company incurred operating losses of $7,195 and its negative cash flow from operating activities was $7,241. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of September 30, 2019, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $19,523. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the Israeli Innovation Authority (the “IIA”) grants, the European Union’s Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of September 30, 2019, will be sufficient to maintain the Company’s operations into the first quarter of the Company’s fiscal year 2021. The Company’s inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

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

NOTE 1: - GENERAL (CONT.)

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

Chart Industries Agreement

In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. (“Chart”), regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of September 30, 2019, commercial sale of the thawing device by Chart has not yet begun.

c.	Reverse stock split

In July 2019, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s (a) authorized shares of common stock; (b) issued and outstanding shares of common stock and (c) authorized shares of preferred stock. The reverse stock split became effective on July 25, 2019. All shares of common stock, options, warrants and securities convertible or exercisable into shares of common stock, as well as loss per share, have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

An additional 1,292 shares of common stock were included in the Company’s issued and outstanding shares as a result of rounding fractional shares into whole shares as a result of the reverse stock split.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

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

For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Operating results for the three month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

As of September 30, 2019, the fair value of the options contracts was $58, and is presented in “other current assets” (see Note 4). The net income recognized in “Financial income, net” during the three month period ended September 30, 2019 and 2018 was $83 and $87, respectively.

f.	Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2016-02 - “Leases” (“Topic 842”) and ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842):

In February 2016 and July 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether a lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting treatment requirements under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Topic 842 supersedes the previous leases standard, ASC 840, “Leases”. The guidance is effective for annual periods beginning on or after December 15, 2018, or July 1, 2019 for the Company, and interim periods within those fiscal years with early adoption permitted. Early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company adopted the new standard as of July 1, 2019, using the modified retrospective approach. Consequently, prior period balances and disclosures have not been restated. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of Topic 842 resulted in the elimination of deferred participation payments of $240 and $381 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively.

Additionally, the Company included in its balance sheet, at adoption, operating right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities of $1,631, $964 and $1,261, respectively. The standard had no material impact on the Company’s net loss or its cash flows. For additional information regarding the Company’s accounting for leases, please refer to Note 3.

ASU No. 2018-07 - “Compensation—Stock Compensation” (Topic 718) (“ASU No. 2018-07”):

In June 2018, the FASB issued ASU No. 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply ASU No. 2018-07 to nonemployee awards except with respect to option pricing models and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019 for the Company, and interim periods within those fiscal years with early adoption permitted. The Company adopted the new standard as of July 1, 2019, and the new standard had no material impact on its consolidated financial statements.

g.	Recently Issued Accounting Pronouncements

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

ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019, for the Company. The standard had no impact on the Company's consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 3: - LEASES

The right-of-use asset and lease liability are initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate based on the information available at the date of adoption in determining the present value of the lease payments. The Company’s incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

The Company has various operating leases for office space and vehicles that expire through 2022. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2019:

September 30, 2019 (Unaudited)
Operating right-of-use assets	$1,631

Operating lease liabilities, current	(964)
Operating lease liabilities long-term	(1,261)
Total operating lease liabilities	$2,225

The operating lease right-of-use assets are presented in long term assets net after elimination of deferred participation payments from Matam High-Tech and Business Park of $240 and $381 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively.

Minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2019 are as follows:

September 30, 2019 (Unaudited)
2020	$857
2021	1,083
2022	524
2023	1
Total undiscounted lease payments	$2,465
Less: Interest	240
Present value of lease liabilities	$2,225

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - LEASES (CONT.)

The components of lease expense and supplemental cash flow information related to leases for the three months ended September 30, 2019 were as follows:

Three months ended September 30, 2019 (Unaudited)
Components of lease expense
Operating lease cost	$295
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	290
Sublease income	$13

For the three months ended September 30, 2019, the weighted average remaining lease term is 2.3 years, and the weighted average discount rate is 10 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

NOTE 4: - FAIR VALUE OF FINANCIAL INSTRUMENTS

	September 30, 2019 (Unaudited)	June 30, 2019
	Level 2	Level 2
Foreign currency derivative instruments not designated as hedge instruments	$58	$21
Total financial assets (liabilities)	$58	$21

NOTE 5: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2019, an amount of $959 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program.

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

Through September 30, 2019, total grants obtained from the IIA aggregated to approximately $27,568 and total royalties paid and accrued amounted to $170. As of September 30, 2019, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,398, not including LIBOR interest as described above.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - COMMITMENTS AND CONTINGENCIES (CONT.)

c.	The Company was awarded a marketing grant under the “Smart Money” program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan.

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

As of September 30, 2019, total grants obtained under this Smart Money program amounted to approximately $112. As of September 30, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of September 30, 2019, the aggregate amount of grant obtained from this Smart Money program was approximately $39. As of September 30, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $39 and no royalties were paid or accrued.

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

As of September 30, 2019, total grants obtained under the “Shalav” program amounted to approximately $49. As of September 30, 2019, the Company’s contingent liability with respect to royalties for this “Shalav” program was $49 and no royalties were paid or accrued.

NOTE 6: - STOCKHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in July 2017 the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the three month period ended September 30, 2018, the Company sold 37,600 shares of common stock under the ATM Agreement at an average price of $13.3 per share for aggregate net proceeds of approximately $473, net of issuance expenses of $27.

On February 4, 2019, the Company notified the Agents of the termination of the ATM Agreement.

b.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, in February 6, 2019 the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provides that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the three month period ended September 30, 2019, the Company sold 439,900 shares of common stock under the Sales Agreement at an average price of $4.95 per share for aggregate net proceeds of approximately $1,981, net of issuance expenses of $198.

c.	Options to non-employees:

A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Three months ended September 30, 2019 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	89,580	$-	-	-
Options granted	-	-	-	-
Options exercised	(3,000)	-	-	-
Options forfeited	(4,125)	-	-	-
Options outstanding at end of the period	82,455	$-	7.85	$308
Options exercisable at the end of the period	45,008	$-	8.25	$168
Options vested and expected to vest	82,455	$-	7.85	$308

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS’ EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Three months ended September 30,
	2019	2018
	(Unaudited)
Research and development expenses	$18	$84
General and administrative expenses	29	6
	$47	$90

d.	Restricted stock (“RS”) and restricted stock units (“RSUs”) to employees, directors and consultants:

1.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005 and 2016 incentive option plans for the three month period ended September 30, 2019 (Unaudited):

Number
Unvested at the beginning of period	795,633
Granted	-
Forfeited	(34,885)
Vested	(84,395)
Unvested at the end of the period	676,353
Expected to vest after September 30, 2019	654,154

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2019	2018
	(Unaudited)
Research and development expenses	$222	$318
General and administrative expenses	573	731
	$795	$1,049

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 3.5 years are approximately $3,160.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - STOCKHOLDERS’ EQUITY (CONT.)

d.	RS and RSUs to employees, directors and consultants (cont.):

2.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the three month period ended September 30, 2019 (Unaudited):

Number
Unvested at the beginning of period	30,107
Granted	1,000
Vested	(8,474)
Unvested at the end of the period	22,633

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Three months ended September 30,
	2019	2018
	(Unaudited)
Research and development expenses	$12	$26
General and administrative expenses	10	162
	$22	$188

NOTE 7: - SUBSEQUENT EVENTS

From October 1, 2019 through November 7, 2019, the Company sold an aggregate of 185,000 shares of common stock at an average price of $3.56 per share under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this quarterly report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

●	the expected timing of the release of data from our various studies;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union's Horizon 2020 program, the Biomedical Advanced Research and Development Authority, or BARDA, as well as grants from other independent third parties;

●	our marketing plans, including timing of marketing our product candidates, PLX-PAD and PLX-R18, and the filing of any requests for marketing authorization;

●	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

●	our estimations regarding the size of the global market for our product candidates;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, or the 2019 Annual Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Our PLX-PAD cell program in CLI had been selected for the EMA’s Adaptive Pathways Project, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, accelerated pathway, the FDA Fast Track Designation and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,300,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our PLX-PAD cell program in muscle recovery following surgery for hip fracture was also selected for the EMA’s Adaptive Pathways Project and was awarded a Euro 7,400,000 (approximately $8,100,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, and, based on our assessment, is expected to advance to a pivotal trial, which may also result in approval without the prior performance of human efficacy trials. The National Institutes of Health’s National Institute of Allergy and Infectious Diseases has completed a dose selection trial with our PLX-R18 product candidate in the hematologic component of ARS. We have submitted a proposal to BARDA to fund an additional non-human primates study, which is strategically designed to demonstrate the superiority of PLX-R18 versus current standards, with the goal of executing a full contract once the study is completed.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018.

Revenues

Revenues for the three month period ended September 30, 2018 were $4,000 as compared to no revenues generated in the three month period ended September 30, 2019. All revenues in the three month period ended September 30, 2018 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 and IIA) for the three month period ended September 30, 2019 decreased by 19% from $6,764,000 for the three month period ended September 30, 2018 to $5,382,000. The decrease is mainly attributed to: (1) a decrease in materials consumption, (2) a decrease in subcontractor expenses related to a decrease in the initiation of sites for our clinical studies, (3) a decrease in payroll expenses related to a decrease in the average number of employees, and (4) a decrease in stock-based compensation expenses related to vesting schedules. The decrease was partially offset by lower participation by the European Union with respect to the Horizon 2020 grants.

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2019 decreased by 18% from $2,210,000 for the three month period ended September 30, 2018 to $1,813,000. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, and a decrease in payroll expenses related to a reduction of the annual salary of our Chief Executive Officer, by 25%, the reduction of the annual compensation of our Executive Chairman, by 25% and a decrease in the average number of employees.

Financial Income, Net

Financial income, net, decreased from a net financial income of $184,000 for the three month period ended September 30, 2018 to a net financial income of $56,000 for the three month period ended September 30, 2019. This decrease is mainly attributable to the implementation of accounting standards update No. 2016-02 - “Leases,” which resulted in an expense of $103,000 (for further information please refer to Note 3 in the accompanying financial statements to this Quarterly Report on Form 10-Q), increased expense from exchange rates related to the strength of the U.S. dollar against the NIS and offset by an increase in interest on deposits due to our investments in short-term deposits.

Net Loss

Net loss for the three month period ended September 30, 2019 was $7,139,000 as compared to net loss of $8,786,000 for the three month period ended September 30, 2018. The decrease is mainly due to a decrease in research and development expenses, as described above. Net loss per share for the three month period ended September 30, 2019 was $0.46, as compared to $0.77 for the three month period ended September 30, 2018.

For the three month period ended September 30, 2019 and September 30, 2018, we had weighted average shares of common stock outstanding of 15,405,026, and 11,365,826, respectively, which were used in the computations of net loss per share for the three month period.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares from a public offering we conducted in April 2019, issuances of shares to employees and consultants, issuances of shares pursuant to our At Market Issuance Sales Agreement, or the ATM Agreement, and our Open Market Sale AgreementSM, or the Sale Agreement, and shares issued as a result of exercises of options.

Liquidity and Capital Resources

As of September 30, 2019, our total current assets were $21,471,000 and total current liabilities were $7,843,000. On September 30, 2019, we had a working capital surplus of $13,628,000, stockholders' equity of $17,527,000 and an accumulated deficit of $258,143,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities and funds from grants from the IIA, European Union’s Horizon 2020 program, Israel’s Ministry of Economy, and other non-dilutive sources.

Our cash and cash equivalents as of September 30, 2019 amounted to $3,715,000 compared to $8,433,000 as of September 30, 2018, and compared to $4,106,000 as of June 30, 2019. Cash balances changed in the three months ended September 30, 2019 and 2018 for the reasons presented below.

Operating activities used cash of $7,241,000 in the three months ended September 30, 2019, compared to $8,510,000 in the three months ended September 30, 2018. Cash used in operating activities in the three months ended September 30, 2019 and 2018 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, Horizon 2020, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $4,748,000 in the three months ended September 30, 2019, compared to cash provided of $7,624,000 for the three months ended September 30, 2018. The investing activities in the three month period ended September 30, 2019 consisted primarily of the withdrawal of $4,802,000 of short term deposits, offset by payments of $54,000 related to investment in property and equipment. The investing activities in the three month period ended September 30, 2018 consisted primarily of the withdrawal of $7,801,000 of short term deposits, offset by payments of $177,000 related to investment in property and equipment.

Financing activities generated cash of $1,981,000 during the three months ended September 30, 2019, compared to $588,000 for the three months ended September 30, 2018. The cash generated in the three months ended September 30, 2019 from financing activities is related to net proceeds of $1,981,000 from issuing shares of our common stock under our Sale Agreement. The cash generated in the three months ended September 30, 2018 from financing activities is related to net proceeds of $473,000 from issuing shares of our common stock under our ATM Agreement, proceeds of $107,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation and net proceeds of $8,000 from the exercise of options.

In July 2017, we entered into the ATM Agreement with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we could elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We were not obligated to make any sales of common stock under the ATM Agreement. From July 2017 through February 4, 2019, we sold an aggregate of 530,541 shares of common stock pursuant to the ATM Agreement at an average price of $13.68 per share. On February 4, 2019, we notified the Agents of the termination of the ATM Agreement.

On February 6, 2019, we entered into the Sale Agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of common stock under the Sale Agreement. From February 6, 2019 through September 30, 2019, we sold an aggregate of 676,700 shares of common stock pursuant to the Sale Agreement at an average price of $6.63 per share.

During the three months ended September 30, 2019, we received cash of approximately $214,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2019, total grants obtained from the IIA aggregated to approximately $27,568,000 and total royalties paid and accrued amounted to $170,000.

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

As of September 30, 2019, we received total grants of approximately $4,636,000 in cash from the European Union research and development consortiums pursuant to the Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Annual Report on form 10-K for the fiscal year ended June 30, 2019.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of November 7, 2019, we have sold 3,900,000 shares of our common stock and warrants to purchase up to 2,857,143 shares of common stock in a total gross amount of $36,051,000 in offerings we closed in October 2017 and April 2019, 530,541 shares of common stock in a total gross amount of $7,258,542 pursuant to the ATM Agreement, 861,700 shares of common stock in a total gross amount of $5,144,233 pursuant to the Sale Agreement, and may be deemed to have sold an additional $44,855,767 pursuant to the Sale Agreement.

Outlook

We have accumulated a deficit of $258,143,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs will increase in the foreseeable future. We expect to generate revenues, which in the short and medium terms will unlikely exceed our costs of operations, from the sale of licenses to use our technology or products.

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

As of September 30, 2019, our cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $19,523,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to management’s estimates, liquidity resources as of September 30, 2019, will be sufficient to maintain our operations into the beginning of the first quarter of fiscal year 2021. Our inability to raise funds to carry out our business plan will have a severe negative impact on our ability to remain a viable company.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, we issued an aggregate of 3,036 shares of common stock to a consultant for services rendered. We issued these shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Exhibits.

3.1	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluristem Therapeutics Inc. with the Secretary of State of the State of Nevada on July 23, 2019 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2019).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Stockholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)
Date: November 7, 2019

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 7, 2019