Form 10-Q
period 2019-12-31
PLURISTEM THERAPEUTICS INC
filed 2020-02-06
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 17,861,541 shares of common stock issued and outstanding as of February 1, 2020.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	2-3

Interim Condensed Consolidated Statements of Operations	4

Interim Condensed Statements of Changes in Stockholders’ Equity	5-8

Interim Condensed Consolidated Statements of Cash Flows	9-10

Notes to Interim Condensed Consolidated Financial Statements	11-22

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2019	June 30, 2019
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$7,300	$4,106
Short-term bank deposits		8,780	19,599
Restricted cash and short-term bank deposits		571	692
Other current assets		2,576	1,974
Total current assets		19,227	26,371

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		409	398
Severance pay fund		671	693
Property and equipment, net		3,067	3,838
Operating lease right-of-use asset	3	1,484	-
Other long-term assets		2	10
Total long-term assets		5,633	4,939

Total assets		$24,860	$31,310

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		December 31, 2019	June 30, 2019
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,857	$2,281
Accrued expenses		2,549	3,744
Operating lease liability, current	3	964	-
Other accounts payable		1,621	2,133
Total current liabilities		6,991	8,158

LONG-TERM LIABILITIES

Accrued severance pay		920	950
Other long-term liabilities		-	381
Operating lease liability	3	1,039	-
Total long-term liabilities		1,959	1,331

COMMITMENTS AND CONTINGENCIES	4

STOCKHOLDERS’ EQUITY

Share capital:	5
Common stock $0.00001 par value per share: Authorized: 30,000,000 shares Issued and outstanding: 16,934,417 shares as of December 31, 2019, 15,082,852 shares as of June 30, 2019		(*)	(*)

Additional paid-in capital		280,423	272,825
Accumulated deficit		(264,513)	(251,004)
Total stockholders’ equity		15,910	21,821

Total liabilities and stockholders’ equity		$24,860	$31,310

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31		Three months ended December 31,
	2019	2018	2019	2018

Revenues	$23	$54	$23	$50
Cost of revenues	(1)	(2)	(1)	(2)
Gross profit	22	52	22	48
Operating Expenses:
Research and development expenses	(11,398)	(15,197)	(5,572)	(7,432)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	1,376	2,177	932	1,176
Research and development expenses, net	(10,022)	(13,020)	(4,640)	(6,256)
General and administrative expenses, net	(3,563)	(4,333)	(1,750)	(2,123)

Operating loss	(13,563)	(17,301)	(6,368)	(8,331)

Financial income (expense), net	54	(168)	(2)	(352)

Net loss for the period	$(13,509)	$(17,469)	$(6,370)	$(8,683)

Loss per share:
Basic and diluted net loss per share	$(0.86)	$(1.52)	$(0.40)	$(0.75)

Weighted average number of shares used in computing basic and diluted net loss per share	15,665,641	11,472,336	15,927,749	11,579,093

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2018	11,356,579	$	(*	)	$244,204	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	151,916		(*	)	2,196	-	2,196
Issuance of common stock under At Market Issuance Sales Agreement, net of issuance costs of $148 (see Note 6a)	170,600		(*	)	1,952	-	1,952
Exercise of options by employees and non-employee consultants	1,850		(*	)	8	-	8
Net loss	-		-		-	(17,469)	(17,469)

Balance as of December 31, 2018 (unaudited)	11,680,945	$	(*	)	$248,360	$(233,166)	$15,194

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of October 1, 2018	11,464,971	$	(*	)	$246,012	$(224,483)	$21,529
Stock-based compensation to employees, directors and non-employee consultants	82,374		(*	)	869	-	869
Issuance of common stock under At Market Issuance Sales Agreement, net of issuance costs of $121 (see Note 6a)	133,000		(*	)	1,479	-	1,479
Exercise of options by employees and non-employee consultants	600		(*	)	-	-	-
Net loss	-		-		-	(8,683)	(8,683)

Balance as of December 31, 2018 (unaudited)	11,680,945	$	(*	)	$248,360	$(233,166)	$15,194

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*	)	$272,825	$(251,004)	$21,821
Stock-based compensation to employees, directors and non-employee consultants	201,155		(*	)	1,631	-	1,631
Issuance of common stock under Open Market Sales Agreement, net of issuance costs of $812 (see Note 6b)	1,644,118		(*	)	5,967	-	5,967
Exercise of options by employees and non-employee consultants	5,000		(*	)	-	-	-
Round up of shares due to reverse stock split effectuated on July 25, 2019 (see Note 1c)	1,292		(*	)	-	-	-
Net loss	-		-		-	(13,509)	(13,509)

Balance as of December 31, 2019 (unaudited)	16,934,417	$	(*	)	$280,423	$(264,513)	$15,910

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of October 1, 2019	15,619,913	$	(*	)	$275,670	$(258,143)	$17,527
Stock-based compensation to employees, directors and non-employee consultants	108,286		(*	)	767	-	767
Issuance of common stock under Open Market Sales Agreement, net of issuance costs of $614 (see Note 6b)	1,204,218		(*	)	3,986	-	3,986
Exercise of options by employees and non-employee consultants	2,000		(*	)	-	-	-
Net loss	-		-		-	(6,370)	(6,370)

Balance as of December 31, 2019 (unaudited)	16,934,417	$	(*	)	$280,423	$(264,513)	$15,910

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,509)	$(17,469)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	853	1,001
Stock-based compensation to employees, directors and non-employee consultants	1,631	2,196
Decrease (increase) in accounts receivable from the IIA	125	(24)
Increase in other current assets and other long-term assets	(719)	(1,245)
Decrease in trade payables	(378)	(1,041)
Decrease in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	(1,466)	(246)
Decrease in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(103)	-
Decrease in interest receivable on short-term deposits	39	60
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(7)	3
Accrued severance pay, net	(8)	(8)
Net cash used by operating activities	$(13,542)	$(16,773)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(128)	$(193)
Proceeds from short-term deposits	10,786	13,109
Repayment of (investment in) long-term deposits and restricted bank deposits	2	(6)
Net cash provided by investing activities	$10,660	$12,910

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Six months ended December 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$5,967	$1,952
Exercise of warrants and options	-	8
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation liability	-	107
Net cash provided by financing activities	$5,967	$2,067

Increase in cash and cash equivalents and restricted cash	3,085	(1,796)
Cash and cash equivalents and restricted cash at the beginning of the period	5,186	9,508
Cash and cash equivalents and restricted cash at the end of the period	$8,271	$7,712
(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$5	$5

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$8	$24

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31,
	2019	2018
	(Unaudited)
Cash and cash equivalents	$7,300	$6,796
Restricted cash included in Restricted cash and short-term bank deposits	971	916
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,271	$7,712

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:- GENERAL

a.

Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. Pluristem Therapeutics and the Subsidiary are referred to as the “Company” or “Pluristem”. In January 2020, subsequent to the period end, the Subsidiary established a fully owned subsidiary, Pluristem GMBH (the “German Subsidiary”) which is incorporated under the laws of Germany.

The Company’s shares of common stock are traded on the Nasdaq Capital Market under the symbol “PSTI” and on the Tel-Aviv Stock Exchange under the symbol “PLTR”.

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. The Company has incurred an accumulated deficit of approximately $264,513 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2019, the Company’s total stockholders’ equity amounted to $15,910.

During the six-month period ended December 31, 2019, the Company incurred operating losses of $13,563 and its negative cash flow from operating activities was $13,542. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development and clinical trials activities.

As of December 31, 2019, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $17,060. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan, which includes a cost-reduction plan should it be unable to raise sufficient additional capital, is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize the Company’s products and (3) receive other sources of funding, including non-diluting sources such as the Israeli Innovation Authority (the “IIA”) grants, the European Union’s Horizon 2020 program (“Horizon 2020”) grants and other grants. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

According to management estimates, liquidity resources as of December 31, 2019, together with the funds received under the Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as agent, during January 2020, will be sufficient to maintain the Company’s operations into the second quarter of the Company’s fiscal year 2021. The Company’s inability to raise funds to carry out its business plan will have a severe negative impact on its ability to remain a viable company.

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

Chart Industries Agreement

In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. (“Chart”), regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of December 31, 2019, commercial sale of the thawing device by Chart has not yet begun.

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

Operating results for the six month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

As of December 31, 2019, the fair value of the options contracts was $23, and is presented in “other current assets”. The net income (expense) recognized in “Financial income (expense), net” during the three and six month periods ended December 31, 2019 and 2018 were ($26), $57 and ($492), ($405), respectively.

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

ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019, for the Company. The standard had no impact on the Company’s consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

g.	Recently Issued Accounting Pronouncements

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

NOTE 3:- LEASES

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

The Company has various operating leases for office space and vehicles that expire through 2022. Below is a summary of our operating right-of-use assets and operating lease liabilities as of December 31, 2019:

December 31, 2019 (Unaudited)
Operating right-of-use assets	$1,484

Operating lease liabilities, current	(964)
Operating lease liabilities long-term	(1,039)
Total operating lease liabilities	$2,003

The operating lease right-of-use assets are presented in long term assets net after elimination of deferred participation payments from Matam High-Tech and Business Park of $240 and $381 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively.

Minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2019 are as follows:

December 31, 2019 (Unaudited)
2020	$572
2021	1,092
2022	528
2023	1
Total undiscounted lease payments	$2,193
Less: Interest	190
Present value of lease liabilities	$2,003

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3:- LEASES (CONT.)

The components of lease expense and supplemental cash flow information related to leases for the six months ended December 31, 2019 were as follows:

Six months ended December 31, 2019 (Unaudited)
Components of lease expense
Operating lease cost	$578
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	576
Sublease income	$25

As of December 31, 2019, the weighted average remaining lease term is 2.1 years, and the weighted average discount rate is 10 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

NOTE 4:- COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2019, an amount of $971 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4:- COMMITMENTS AND CONTINGENCIES (CONT.)

Through December 31, 2019, total grants obtained from the IIA aggregated to approximately $27,685 and total royalties paid and accrued amounted to $170. As of December 31, 2019, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,515, not including LIBOR interest as described above.

c.	The Company was awarded a marketing grant under the “Smart Money” program of approximately $112 from the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan.

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

As of December 31, 2019, total grants obtained under this Smart Money program amounted to approximately $112. As of December 31, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of December 31, 2019, the aggregate amount of grant obtained from this Smart Money program was approximately $102. As of December 31, 2019, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $102 and no royalties were paid or accrued.

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

NOTE 4:- COMMITMENTS AND CONTINGENCIES (CONT.)

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

As of December 31, 2019, total grants obtained under the “Shalav” program amounted to approximately $49. As of December 31, 2019, the Company’s contingent liability with respect to royalties for this “Shalav” program was $49 and no royalties were paid or accrued.

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017 (the “Form S-3”), in July 2017 the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the six month period ended December 31, 2018, the Company sold 170,600 shares of common stock under the ATM Agreement at an average price of $12.30 per share for aggregate net proceeds of approximately $1,952, net of issuance expenses of $148. On February 4, 2019, the Company notified the Agents of the termination of the ATM Agreement.

b.	Pursuant to the Form S-3, on February 6, 2019 the Company entered into the Sales Agreement with Jefferies which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the six month period ended December 31, 2019, the Company sold 1,644,118 shares of common stock under the Sales Agreement at an average price of $4.12 per share for aggregate net proceeds of approximately $5,967, net of issuance expenses of $812.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5:- STOCKHOLDERS’ EQUITY (CONT.)

c.	Options to non-employees:

A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Six months ended December 31, 2019 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	89,580	$-	-	-
Options granted	-	-	-	-
Options exercised	(5,000)	-	-	-
Options forfeited	(4,125)	-	-	-
Options outstanding at end of the period	80,455	$-	7.57	$317

Options exercisable at the end of the period	53,118	$-	8.15	$209
Options vested and expected to vest	80,455	$-	7.57	$317

Compensation expenses related to options granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$33	$97	$15	$13
General and administrative expenses	$53	$27	$24	$21
	$86	$124	$39	$34

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5:- STOCKHOLDERS’ EQUITY (CONT.)

d.	Restricted stock (“RS”) and restricted stock units (“RSUs”) to employees, directors and consultants:

1.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005 and 2016 incentive option plans for the six month period ended December 31, 2019 (Unaudited):

Number
Unvested at the beginning of period	795,633
Granted	18,000
Forfeited	(56,045)
Vested	(154,208)
Unvested at the end of the period	603,380
Expected to vest after December 31, 2019	583,360

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$414	$440	$192	$121
General and administrative expenses	1,049	1,354	476	623
	$1,463	$1,794	$668	$744

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 3.25 years are approximately $2,425.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5:- STOCKHOLDERS’ EQUITY (CONT.)

d.	RS and RSUs to employees, directors and consultants (cont.):

2.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the six month period ended December 31, 2019 (Unaudited):

Number
Unvested at the beginning of period	30,107
Granted	33,000
Vested	(46,947)
Unvested at the end of the period	16,160

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Research and development expenses	$23	$18	$11	$(8)
General and administrative expenses	59	260	49	98
	$82	$278	$60	$90

NOTE 6:- SUBSEQUENT EVENTS

From January 1, 2020 through February 6, 2020, the Company sold an aggregate of 925,480 shares of common stock at an average price of $3.95 per share under the Sales Agreement.

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

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and U.S. Food and Drug Administration, or FDA’s, current Good Manufacturing Practice requirements and has been approved by the European and Israeli regulators for production of PLX-PAD for late stage trials. In December 2017, after an audit of our facilities, we were granted manufacturer/importer authorization and Good Manufacturing Practice Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow PLX cells in commercial quantities.

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

Two Phase III multinational clinical trials are currently being conducted with our PLX-PAD product candidate: one in CLI, and the other in muscle recovery following surgery for hip fracture. In April 2019, we successfully enrolled over 50% of patients in our Phase III study in CLI, which allows for an interim analysis of efficacy after a one-year follow-up period under the European Medicines Agency’s, or EMA, Adaptive Pathways pilot project, or the Adaptive Pathways Project, in which PLX-PAD was selected to participate In December 2019, we successfully enrolled 75% of the patients and, based on our current patient enrollment progress, we expect to complete the follow up of our Phase III study in CLI in the first half of 2020 with respect to the European adaptive pathway, and in the first half of 2021 with respect to the United States. In December 2019, we successfully enrolled 50% of patients in our Phase III study in muscle recovery following surgery for hip fracture and, based on our current patient enrollment progress, we expect to complete the enrollment for our Phase III study in muscle recovery following surgery for hip fracture during the third quarter of 2020 and efficacy follow up by the end of the first quarter of 2021. We expect to release the clinical trial results shortly after the conclusion of the follow ups.

Our PLX-PAD cell program in CLI had been selected for the EMA’s Adaptive Pathways Project, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, accelerated pathway, the FDA Fast Track Designation and FDA Expanded Access Program, or EAP, in the United States. The CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,500,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

Our PLX-PAD cell program in muscle recovery following surgery for hip fracture was also selected for the EMA’s Adaptive Pathways Project and was awarded a Euro 7,400,000 (approximately $8,300,000) grant as part of the European Union’s Horizon 2020 program and to date we have received a portion of such grant.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2018.

Revenues

Revenues for both the six and three month periods ended December 31, 2019 were $23,000, as compared to $54,000 and $50,000, respectively, in the six and three month periods ended December 31, 2018. All revenues were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 and IIA) for the six month period ended December 31, 2019 decreased by 23% from $13,020,000 for the six month period ended December 31, 2018 to $10,022,000. The decrease is mainly attributed to: (1) a decrease in materials consumption, (2) a decrease in subcontractor expenses related to a decrease in the initiation of sites for our clinical studies and other subcontractors related to materials productions, (3) a decrease in payroll expenses related to a decrease in the average number of employees, (4) a decrease in rent expenses due to the implementation of Accounting Standards Update No. 2016-02, “Leases,” which resulted in a reduction of $85,000 (for further information please refer to Note 3 in the accompanying financial statements to this Quarterly Report on Form 10-Q) and (5) a decrease in travel expenses related to our clinical studies. The decrease was partially offset by lower participation by the European Union with respect to the Horizon 2020 grants, due to the fact that most of the grant is utilized in the beginning of the projects.

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three month period ended December 31, 2019 decreased by 26% from $6,256,000 for the three month period ended December 31, 2018 to $4,640,000. The decrease is mainly attributed to: (1) a decrease in materials consumption, (2) a decrease in payroll expenses related to a decrease in the average number of employees and (3) a decrease in subcontractor expenses related to a decrease in the initiation of sites for our clinical studies and other subcontractors related to materials productions.

General and Administrative Expenses

General and administrative expenses for the six month period ended December 31, 2019 decreased by 18% from $4,333,000 for the six month period ended December 31, 2018 to $3,563,000. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, and a decrease in payroll expenses related to a 25% reduction of the annual salary of our Chief Executive Officer, a 25% reduction of the annual compensation of our Executive Chairman and a decrease in the average number of employees.

General and administrative expenses for the three month period ended December 31, 2019 decreased by 17% from $2,123,000 for the three month period ended December 31, 2018 to $1,750,000. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of restricted stock units granted and their vesting schedules, a decrease in corporate activities expenses and a decrease in payroll expenses related to a 25% reduction of the annual salary of our Chief Executive Officer, a 25% reduction of the annual compensation of our Executive Chairman and a decrease in the average number of employees.

Financial Income (Expense), Net

Financial income (expense), net, increased from a net financial expense of $168,000 for the six month period ended December 31, 2018 to a net financial income of $54,000 for the six month period ended December 31, 2019. This increase is mainly attributable to changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the New Israel Shekel, or NIS, offset by the implementation of Accounting Standards Update No. 2016-02, “Leases,” which resulted in an expense of $180,000 (for further information please refer to Note 3 in the accompanying financial statements to this Quarterly Report on Form 10-Q) and expense from exchange rates related to the strength of the U.S. dollar against the NIS.

Financial expense, net, decreased from a net financial expense of $352,000 for the three month period ended December 31, 2018 to a net financial expense of $2,000 for the three month period ended December 31, 2019. This decrease is mainly attributable to changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the NIS offset by the implementation of Accounting Standards Update No. 2016-02, “Leases,” which resulted in an expense of $78,000 (for further information please refer to Note 3 in the accompanying financial statements to this Quarterly Report on Form 10-Q) and expense from exchange rates related to the strength of the U.S. dollar against the NIS.

Net Loss

Net loss for the six and three month periods ended December 31, 2019 was $13,509,000 and $6,974,000, respectively, as compared to net loss of $17,469,000 and $8,683,000 for the six and three month periods ended December 31, 2018. The changes were mainly due to decreases in research and development expenses, as described above. Net loss per share for the six and three month periods ended December 31, 2019 was $0.86 and $0.40, respectively, as compared to $1.52 and $0.75 for the six and three month periods ended December 31, 2018.

For the six and three month periods ended December 31, 2019 and December 31, 2018, we had weighted average shares of common stock outstanding of 15,665,641, 15,927,749 and 11,472,336, 11,579,093, respectively, which were used in the computations of net loss per share for the six and three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares from a public offering we conducted in April 2019, issuances of shares pursuant to our Open Market Sale AgreementSM, or the Sale Agreement, issuances of shares to employees and consultants, and shares issued as a result of exercises of options.

Liquidity and Capital Resources

As of December 31, 2019, our total current assets were $19,227,000 and total current liabilities were $6,991,000. On December 31, 2019, we had a working capital surplus of $12,236,000, stockholders' equity of $15,910,000 and an accumulated deficit of $264,513,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities and funds from grants from the IIA, European Union’s Horizon 2020 program, Israel’s Ministry of Economy, and other non-dilutive sources.

Our cash and cash equivalents as of December 31, 2019 amounted to $7,300,000 compared to $6,796,000 as of December 31, 2018, and compared to $4,106,000 as of June 30, 2019. Cash balances changed in the six months ended December 31, 2019 and 2018 for the reasons presented below.

Operating activities used cash of $13,542,000 in the six months ended December 31, 2019, compared to $16,773,000 in the six months ended December 31, 2018. Cash used in operating activities in the six months ended December 31, 2019 and 2018 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, offset by grants from the IIA, Horizon 2020, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $10,660,000 in the six months ended December 31, 2019, compared to cash provided of $12,910,000 for the six months ended December 31, 2018. The investing activities in the six month period ended December 31, 2019 consisted primarily of the withdrawal of $10,786,000 of short term deposits, offset by payments of $128,000 related to investment in property and equipment. The investing activities in the six month period ended December 31, 2018 consisted primarily of the withdrawal of $13,109,000 of short term deposits, offset by payments of $193,000 related to investment in property and equipment.

Financing activities generated cash of $5,967,000 during the six months ended December 31, 2019, compared to $2,067,000 for the six months ended December 31, 2018. The cash generated in the six months ended December 31, 2019 from financing activities is related to net proceeds of $5,967,000 from issuing shares of our common stock under our Sale Agreement. The cash generated in the six months ended December 31, 2018 from financing activities is related to net proceeds of $1,952,000 from issuing shares of our common stock under our ATM Agreement (as defined below), proceeds of $107,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation and net proceeds of $8,000 from the exercise of options.

In July 2017, we entered into the At Market Sales Agreement, or ATM Agreement, with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., each an Agent, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Agreement, we could elect, from time to time, to issue and sell shares of common stock having an aggregate offering price of up to $80,000,000 through any of the Agents. We were not obligated to make any sales of common stock under the ATM Agreement. From July 2017 through February 4, 2019, we sold an aggregate of 530,541 shares of common stock pursuant to the ATM Agreement at an average price of $13.68 per share. On February 4, 2019, we notified the Agents of the termination of the ATM Agreement.

On February 6, 2019, we entered into the Sale Agreement, with Jefferies LLC, as agent, or Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of common stock under the Sale Agreement. From February 6, 2019 through December 31, 2019, we sold an aggregate of 1,880,918 shares of common stock pursuant to the Sale Agreement at an average price of $4.83 per share.

During the six months ended December 31, 2019, we received cash of approximately $332,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2019, total grants obtained from the IIA aggregated to approximately $27,685,000 and total royalties paid and accrued amounted to $170,000.

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

As of December 31, 2019, we received total grants of approximately $5,638,000 in cash from the European Union research and development consortiums pursuant to the Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Annual Report on form 10-K for the fiscal year ended June 30, 2019.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $200,000,000. As of February 6, 2020, we have sold 3,900,000 shares of our common stock and warrants to purchase up to 2,857,143 shares of common stock in a total gross amount of $36,051,000 in offerings we closed in October 2017 and April 2019, 530,541 shares of common stock in a total gross amount of $7,258,542 pursuant to the ATM Agreement, 2,806,398 shares of common stock in a total gross amount of $12,738,048 pursuant to the Sale Agreement, and may be deemed to have sold an additional $37,261,952 pursuant to the Sale Agreement.

Outlook

We have accumulated a deficit of $264,513,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

As of December 31, 2019, our cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $17,060,000 and during January 2020, we raised approximately $3,700,000 under the Sales Agreement. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. Our ability to successfully carry out our business plan, which includes a cost-reduction plan should we be unable to raise sufficient additional capital, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter into license agreements to use or commercialize our products and (3) receive other sources of funding, including non-diluting sources such as the IIA grants, the Horizon 2020 grant and other grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products.

According to management’s estimates, liquidity resources as of December 31, 2019, together with the funds received under the Sales Agreement during January 2020, will be sufficient to maintain our operations into the second quarter of fiscal year 2021. Our inability to raise funds to carry out our business plan will have a severe negative impact on our ability to remain a viable company.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2019, we issued an aggregate of 35,036 shares of common stock to a consultant for services rendered. In September 2019, we issued an aggregate of 1,000 shares of common stock to a consultant for services rendered. We issued these shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *

The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Stockholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)
Date: February 6, 2020

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 6, 2020