Form 10-K
period 2020-06-30
PLURISTEM THERAPEUTICS INC
filed 2020-09-10
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

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

$62,304,077

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

25,554,668 as of September 4, 2020

i

Our financial statements are stated in thousands United States Dollars, or US$, and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar, amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Pluristem” mean Pluristem Therapeutics Inc., and our wholly owned Israeli subsidiary and the wholly owned subsidiary of our Israeli subsidiary in Germany, unless otherwise indicated or required by the context.

All information in this Annual Report on Form 10-K, or Annual Report, relating to shares or price per share reflects the 1-for-10 reverse stock split effected by us on July 25, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

●	the expected timing of the release of data from our various studies;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon 2020 program, the Biomedical Advanced Research and Development Authority, or BARDA, as well as grants from other independent third parties;

ii

●	the receipt of funds pursuant to our agreement with the European Investment Bank, or the EIB Agreement and EIB, respectively, and whether we will achieve the milestones necessary to receive funds thereunder;

●	our marketing plans, including timing of marketing our product candidates, PLX-PAD and PLX-R18, and the filing of any requests for marketing authorization;

●	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

●	our plan for the initiation of a multinational regulated clinical trial program for the potential use of PLX cells in the treatment of patients suffering from complications associated with the COVID-19 pandemic;

●	our estimations regarding the size of the global market for our product candidates;

●	our expectations regarding our production capacity, including the use of our serum-free formulation;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

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

iii

PART I

Item 1. Business.

Our Current Business

We are a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our operations are focused on the research, development, manufacturing, conducting clinical trials and business development of cell therapeutics and related technologies.

We are currently enrolling patients in two Phase III studies: one for critical limb ischemia, or CLI, and another for muscle recovery following surgery for hip fracture. In addition, we are focusing on other indications such as acute radiation syndrome, or ARS, incomplete recovery following bone marrow transplantation, Steroid-Refractory Chronic Graft Versus Host Disease, or cGVHD, and intermittent claudication, or IC. We received clearance from the U.S. Food and Drug Administration, or the FDA, and the German health regulatory agency, the Paul Ehrlich Institute, or the PEI, to conduct a Phase II study evaluating PLX cells for the treatment of severe cases of the COVID-19 coronavirus, or COVID-19, complicated by Acute Respiratory Distress Syndrome, or ARDS. We have treated several patients in Israel and in the United States suffering from severe ARDS associated with COVID-19 under a compassionate use program. In addition, the FDA has cleared our Expanded Access Program, or EAP, for the use of our PLX-PAD cells to treat up to 100 patients suffering from ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 study in the U.S. We believe that each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue or blood matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and the FDA’s current Good Manufacturing Practice, or cGMP, requirements and has been inspected and approved by the European and Israeli regulators for production of PLX-PAD for late stage trials. We have also granted manufacturer/importer authorization and cGMP Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow PLX cells in commercial quantities. See “ – Research and Development - In-House Clinical Manufacturing” for additional information.

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

We were incorporated in Nevada in 2001, and we have a wholly owned subsidiary in Israel called Pluristem Ltd. and a wholly owned subsidiary in Germany called Pluristem GmbH.

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

Our Technology

We develop, and intend to commercialize, cell therapy production technologies and products that are derived from the human placenta after a full term delivery of a healthy baby. Our PLX cells are adherent stromal cells, or ASCs, that are expanded using a proprietary 3D process. This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow. Our automated proprietary 3D, cGMP approved, process enables the large-scale monitored and controlled production of reproducible, high quality cell products and is capable of manufacturing a large number of PLX doses originating from different placentas. Additionally, our current manufacturing process, which has scaled up as compared to previous years, has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

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

Our first product candidate, PLX-PAD, is currently in a Phase III multinational clinical trial in CLI, in a Phase III multinational clinical trial in recovery following surgery for hip fracture, and in a Phase II clinical trial in the treatment of severe COVID-19 cases complicated by ARDS. We have also completed Phase II multinational clinical trial in IC and a Phase I/II is currently conducted with our PLX-PAD by Tel Aviv Sourasky Medical Center (Ichilov Hospital) for the treatment of Steroid-Refractory cGVHD.

Our second product candidate, PLX-R18, is under development in the United States for ARS via the FDA Animal Rule regulatory pathway, as well as in a Phase I trial in the United States and Israel for incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT.

We developed an additional product candidate, PLX-Immune, which is under pre-clinical development for treatment of certain types of human cancer. In January 2018, we announced the publication of a peer-reviewed article in a journal which examined the effect of PLX-Immune cells on the proliferation of over 50 lines of human cancerous cells. Data showed that the PLX-Immune cells exhibited an anti-proliferative effect on a wide range of human cancer cell types, with a strong inhibitory effect on various lines of breast, colorectal, kidney, liver, lung, muscle and skin cancers. We have also conducted a pre-clinical trial of female mice harboring human triple negative breast cancer. In this study, the results showed a statistically significant reduction in tumor size as well as complete tumor remission in 30% of treated recipients.

We believe that using the placenta as a unique cell source, combined with our innovative research, development and high-quality manufacturing capabilities, will be the “engine” that drives this platform technology towards the successful development of additional PLX cell therapy products and indications.

Our Clinical Development Product Candidates

Peripheral and Cardiovascular Diseases – Peripheral and Cardiovascular Diseases – We are investigating the use of PLX-PAD cells for the treatment of peripheral arterial disease, or PAD, including IC and CLI.

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

Following the FDA’s and EMA’s advice and recommendations, we implemented the following items into the study design and the interim data readout:

The primary endpoint for the interim analysis will be identical to the full study endpoint, a comparison between the PLX-PAD treated group and the placebo treated group of the number of days from randomization to occurrence of major amputation of the index leg or death.

The full study analysis will be based on 82 events. Each event is defined as occurrence of major amputation of the index leg or death while the interim readout will be conducted based on a minimum of 45 events, which have already occurred.

The FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI and we initiated the EAP in April 2019. Under the terms of the EAP, an initial cohort of 100 Rutherford-5 CLI patients who are ineligible for inclusion under our ongoing Phase III study protocol can be enrolled and treated.

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

Orthopedic Indications – In April 2018, we announced that the FDA cleared our IND for our Phase III trial for recovery following surgery for hip fracture. This multinational Phase III trial is being conducted in the United States, Europe and Israel. The EMA confirmed that recovery following surgery for hip fracture is eligible for the Adaptive Pathways Project as well.

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

COVID-19 Complicated by ARDS – In May 2020, the FDA cleared our IND application for the Phase II study of our PLX cells in the treatment of severe COVID-19 cases complicated by ARDS and we initiated the study in June 2020. The U.S trail is randomized, double-blind, placebo-controlled, multicenter, parallel-group 140 patient study is evaluating the efficacy and safety of intramuscular injections of PLX-PAD for the treatment of severe COVID-19 cases complicated by ARDS. The primary endpoint is the number of ventilator free days during the main 28-day study period. Safety and survival follow-up will be conducted at week 8, 26 and 52. Secondary efficacy endpoints include all-cause mortality, duration of mechanical ventilation, ICU free-days, and hospitalization free-days. In addition, the FDA has cleared our EAP for the use of our PLX-PAD cells to treat ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 study in the U.S. The EAP will include up to 100 patients with the resulting data being collected and evaluated alongside our existing clinical trial in the U.S.

In August 2020, the PEI cleared our Phase II study in Germany titled, “A Randomized, Controlled, Multicenter, Parallel-Group Phase II Study to Evaluate the Efficacy and Safety of Intramuscular Injections of PLX PAD for the Treatment of severe COVID-19,” relating to the treatment of patients hospitalized with severe cases of COVID-19 complicated by ARDS. Forty patients hospitalized with severe cases of COVID-19 complicated by ARDS will be enrolled in the study. The primary efficacy endpoint of the study is the number of ventilator free days during the 28 days from day 1 through day 28 of the study. Safety and survival follow-up will be conducted at day 60, week 26 and week 52.

Recovery Following HCT – PLX-R18 is also under development in the United States and Israel for the treatment of incomplete hematopoietic recovery following HCT. This Phase I study of PLX-R18 in HCT, as previously announced, has successfully enrolled 20 patients in the United States and Israel. We expect to provide top line efficacy results in the first quarter of calendar 2021. In addition, the FDA granted orphan drug designation to our PLX cell therapy for the treatment of graft failure and incomplete hematopoietic recovery following HCT.

ARS – We have conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with the National Institute of Allergy and Infectious Diseases, or the NIAID. The U.S. National Institutes of Health, or NIH, funded and conducted a pilot study in NHPs to evaluate the therapeutic effect of PLX-R18 on hematological aspects of ARS. In May 2017, we announced results of the NHPs pilot study for PLX-R18 as a treatment for ARS. Although study size was not designed to show significance, results showed a trend toward improved survival of PLX-R18 treated animals compared to control, placebo treated animals. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following intramuscular injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as hematological parameters which are affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help the design of a pivotal study to fulfill the requirements for a Biologics License Application, or BLA, submission under the FDA’s Animal Rule regulatory pathway.

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

In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the U.S. Department of Defense’s, or DoD, Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences. The studies were designed to evaluate PLX-R18 as a potential prophylactic countermeasure against ARS administered prior to radiation exposure. These animal studies demonstrate that PLX-R18, administered 24 hours before radiation exposure, and again 72 hours after exposure, resulted in a significant increase in survival rates, from 4% survival rate in the placebo group to 74% in the treated group. In addition, the data shows an increase in recovery of blood lineages and a favorable safety profile. Furthermore, histopathological analysis and hematopoietic progenitor clonogenic assay of tissues collected show a significant increase in bone marrow cell numbers and improved regenerative capability into all blood lineages.

Steroid-Refractory cGVHD – In September 2017, we signed an agreement with Tel Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a clinical Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory cGVHD. This trial is an investigator initiated study. As such, Tel Aviv Sourasky Medical Center supports the study and is responsible for its design and implementation.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical trials to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Germany’s PEI as well as other European national competent authorities, the Israeli Ministry of Health, or MOH and Japan’s PMDA, and we are also working with the Ministry of Food and Drug Safety, or MFDS, of South Korea.

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

In January 2018, we announced that the FDA cleared our EAP for the use of our PLX-PAD cell treatment in patients with CLI. EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. As part of the EAP, our PLX-PAD cell therapy is available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in our ongoing Phase III clinical trial.

In August 2020, we announced that the FDA cleared our EAP for the use of our PLX-PAD cells to treat ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 study in the U.S. The program provides a pathway for patients that are not eligible for inclusion in the Phase II clinical trial to be treated with PLX-PAD cells and will include up to 100 patients. The resulting data will be collected and evaluated alongside our existing clinical trial.

Impact of COVID-19 - In managing our ongoing global clinical trials, as well as our daily operations, in the midst of the COVID-19 global pandemic, we are taking all necessary precautions for the safety and well-being of patients, healthcare providers involved in our trials, and our employees. We are continuing our operational and manufacturing activities, subject to the directives of the Israeli Ministry of Health, with a dedicated team on site at our facilities. In addition, we are using remote work technologies that enable other activities to be conducted without the need for a physical presence in our facilities. Our allogenic, off-the-shelf approach and our advanced manufacturing capabilities enabled us to complete the manufacturing of the entire stock of PLX cells needed to complete all of our current clinical trials and EAPs. We currently hold supplies of PLX cells in inventory in Israel, and in secure storage facilities in Europe and the U.S. In addition, we are following the FDA and EMA guidelines regarding the management of clinical trials during COVID-19

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 128 issued patents and approximately 60 pending patent applications in the United States, Europe, China and Japan, as well as in additional countries worldwide, including Israel, countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

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

In February 2017, Pluristem Ltd. signed an agreement with founders of a certain patent for a five year option to purchase the certain patent for an amount of 1 million Euro. The agreement includes yearly payments of Euro 75,000, Euro 75,000 and Euro 100,000 in February 2017, 2018 and 2019, respectively, which have been paid. We are entitled to terminate the agreement for convenience upon providing the founders 30 days prior notice.

In April 2019, we filed a U.S. provisional patent application titled “Methods and Compositions for Producing Cannabinoids,” which covers the use of our state-of-the-art, proprietary 3-D cell culturing technology for the potential manufacturing of cannabinoid-producing cells. In April 2020, we filed a Patent Cooperation Treaty, or PCT, application with respect to the technology.

In March 2020, we filed a U.S. provisional patent application titled “Methods and Compositions for Treating Viral Infections and Sequelae Thereof,” which covers the use of placental ASC for treating coronavirus infections and sequelae thereof. In May 2020, a related Israeli patent application was filed.

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

The following table sets forth our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors - We must further protect and develop our technology and products in order to become a profitable company”. The expiration dates of these patents, based on filing dates, range from 2020 to 2040.

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

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHOD AND APPARATUS FOR MAINTENANCE AND EXPANSION OF HAEMATOPOIETIC STEM CELLS AND/OR PROGENITOR CELLS PCT/US2000/02688		United States	October 6, 2020 (245 days patent term adjustment)
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	China, Hong Kong	Australia, Canada, China, Hong Kong, Europe, Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027

ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Brazil, China, Israel	Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia, Singapore, USA, South Africa, South Korea	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel, Russia	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846	Hong Kong, China	Australia, Canada, Europe, Hong Kong, Israel, India, Mexico, Russia, Singapore, USA, South Africa	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States	Israel	Israel: April 21, 2031 U.S.: March 22, 2027
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, China, Israel	Australia, Canada, China Hong Kong, Europe, Israel, Mexico, New Zealand, United States, South Africa	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	China, Israel, United States	Australia, Canada, Europe, Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe, Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032

SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe, Israel	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184		United States, Israel	August 31, 2033
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186		China, Hong Kong, Europe, Israel, Japan, South Korea, United States, South Africa	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	China, Hong Kong	Australia, Europe, Israel, India, Japan, South Korea, Russia, Singapore, United States	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559	Israel	United States, Europe	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763	Israel	United States	December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	United States, China, Israel		March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310	United States, Europe, China, Israel		June 6, 2036

METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	United States, Japan, Canada, Australia, Israel	Europe	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Israel, United States		April 23, 2038
METHODS AND COMPOSITIONS FOR TUMOR ASSESSMENT PCT/IB2018/050984	United States, Israel		February 18, 2038
METHODS AND COMPOSITIONS FOR TREATING ADDICTIONS PCT/IB2018/055473	Israel, United States		July 23, 2038
METHODS AND COMPOSITIONS FOR DETACHING ADHERENT CELLS US 16/026,199 IL 260253 Germany 10 2018 115 360.0	United States, Israel, Germany		June 25-July 3, 2038
DRUG CONTAINING HUMAN PLACENTA-ORIGIN MESENCHYMAL CELLS AND PROCESS FOR PRODUCING VEGF USING THE CELLS JP20030579842		Japan	March 28, 2023
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS	Patent Cooperation Treaty		April 28, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Patent Cooperation Treaty		March 28, 2039

METHODS AND COMPOSITIONS FOR TREATING SUBJECTS EXPOSED TO VESICANTS AND OTHER CHEMICAL AGENTS PCT/IB2019/055074	Patent Cooperation Treaty	June 18, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	Patent Cooperation Treaty; Israel	International: April 16, 2039 Israel: April 26, 2038
THERAPEUTIC DOSAGE REGIMENS COMPRISING ADHERENT STROMAL CELLS PCT/IB2019/054828	Patent Cooperation Treaty	June 10, 2039
MODULAR BIOREACTOR PCT/IB2019/058429	Patent Cooperation Treaty	October 3, 2039
THERAPEUTIC METHODS AND COMPOSITIONS PCT/IB2019/059544	Patent Cooperation Treaty	November 6, 2039
METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF	United States (provisional) Israel	Not yet determined

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

Collaborations and Ongoing Research and Development Plans

Charité Agreement

In July 2007, we entered into a five-year collaborative research agreement with the Berlin-Brandenburg Center for Regenerative Therapies at Charité - University Medicine Berlin, or Charité, which was extended from time to time through June 2022. We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. Charité will receive between 1% to 2% royalties from net sales of new developments that have been achieved during the joint development.

In March 2020, we announced that we had signed a collaborative agreement with the BIH Center for Regenerative Therapy and the Berlin Center for Advanced Therapies at Charité University of Medicine Berlin to expand our existing framework and research agreement and conduct a joint project evaluating the therapeutic effects of our patented PLX cell product candidates for potential treatment of the respiratory and inflammatory complications associated with COVID-19.

Fukushima Medical University

We signed a memorandum of understanding, or MOU, for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center. The purpose of the collaboration is to develop Pluristem’s PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. The collaboration will proceed alongside research supported by the NIH, which is studying PLX-R18 as a potential treatment for the hematologic component of ARS. The MOU for a collaboration with Fukushima will be renewed automatically on a yearly basis. Each party is entitled to terminate the agreement for convenience upon providing the other party 30 days prior notice.

CHA Agreement

On June 26, 2013, we entered into an exclusive out-licensing and commercialization agreement, or the CHA Agreement, with CHA for conducting clinical trials and commercialization of our PLX-PAD product candidate in South Korea in connection with two indications: the treatment of CLI and IC. We will continue to retain rights to our proprietary manufacturing technology and cell-related intellectual property.

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

U.S. Department of Defense

In August 2017, we announced that a pilot study of our PLX-R18 cell therapy was initiated by the U.S. DoD. The study is examining the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation. In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the U.S. DoD.

RESTORE

We are members of a large-scale research initiative, the RESTORE project which has received funding of Euro 1,000,000 (approximately $1,100,000) from the European Union’s Horizon 2020 research and innovation program, to submit a full grant application for the development and advancement of transformative therapeutics. At this time, due to COVID-19, there is no open call for full proposal. The members of the RESTORE project continue to collaborate in attempt to collectively submit the grant application once such call is available.

CRISPR-IL

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. CRISPR-IL participants include leading companies, and medical and academic institutions.

United Arab Emirates-based Abu Dhabi Stem Cells Center

In August 2020, we signed a non-binding MOU with the United Arab Emirates-based Abu Dhabi Stem Cells Center, a specialist healthcare center focused on cell therapy and regenerative medicine. The aim of the collaboration is to capitalize on each party’s respective areas of expertise in cell therapies. The parties have agreed to exchange research results, share samples, join usage of equipment and testing, and other essential activities related to advancing the treatment and research of cell therapies for a broad range of medical conditions, including COVID-19.

We plan to continue to collaborate with universities, academic institutions, and corporate partners worldwide to fully leverage our expertise and explore the use of our cells in other indications.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing. Our state-of-the-art Good Manufacturing Practice, or GMP, grade manufacturing facility in Haifa has been in use since February 2013 for the main purpose of clinical grade, large-scale manufacturing. The facility’s new automated manufacturing process and products were approved for production of PLX-PAD for clinical use by the FDA, EMA, Korean MFDS, PMDA and the Israeli MOH. Our second product, PLX R18, was cleared by the FDA and the Israeli Ministry of Health for clinical use. Furthermore, the site was inspected and approved by an EU qualified person (European accreditation body), approving that the site and production processes meet the current GMP for the purpose of manufacturing clinical grade products.

The site was also inspected and approved by Israel’s Ministry of Health and we received a cGMP Certification and manufacturer-importer authorization.

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

There are several stages every drug has to go through during its development process. Among these are:

●	Performance of nonclinical laboratory and animal studies to assess a drug’s biological activity and to identify potential safety problems, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice requirements to ensure their quality and reliability;

●	The manufacture of the product according to GMP regulations and standards;

●	Conducting adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, to establish the safety and efficacy of the product for its intended indication; and

●	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

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

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical trials and marketing applications in the United States, generally requires the following steps prior to approving a new biological product either for clinical trials or for commercial sale:

●	Submission of an IND Application, which must become effective before clinical testing in humans can begin;

●	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the drug candidate into humans in clinical trials;

●	FDA may grant approval for EAP prior to the completion of clinical trials, in order to allow access for the investigational drug, for patients that are excluded from the study.

●	FDA may grant priority review status, in order to expedite the BLA review process. Obtaining of a Fast Track designation allows access for the request of priority review.

●	Submission to the FDA of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical trials;

●	Submission of BLA with a proof of efficacy that is based only on animal studies, where human efficacy studies cannot be conducted because the conduct of such trials is unethical and field trials after an accidental or deliberate exposure are not feasible.

●	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

●	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products. This European Union regulation requires:

●	Filing a Clinical Trial Application for each European country involved in the clinical trial. The application may be filed via a centralized procedure, which makes it possible to obtain a coordinated assessment of an application for a clinical trial that is to take place in several European countries;

●	Obtaining approval of affiliated ethics committees to test the investigational product into humans in clinical trials;

●	Adequate and well-controlled clinical trials to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the EU. The EMA is expected to review and approve the MAA.

In April 2015, the EMA designated PLX-PAD as a tissue-engineered product.

In May 2015, we were selected by EMA for development of PLX-PAD cells via the EMA Adaptive Pathways Project.

In April 2019, the Pediatric Committee of the EMA granted PLX-PAD a waiver for the requirement to submit a pediatric investigational plan for treatment of peripheral ischemia.

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

Employees

We presently employ a total of 146 full-time employees and 12 part-time employees, of whom, 120 full-time employees and 12 part-time employees are engaged in research and development, manufacturing and clinical trials.

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

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia such as Athersys Inc., Celularity Inc., Tigenix NV (acquired by Takeda), SanBio Inc. and Mesoblast Ltd. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and capabilities, and the efficacy of our products. Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executives, scientific and clinical development personnel, to identify and develop viable cellular therapeutic candidates, and exploit these products commercially. Given the magnitude of the potential opportunity for cell therapy, we expect competition in this area to intensify.

Available Information

Additional information about us is contained on our Internet website at www.pluristem.com. Information on our website is not incorporated by reference into this report. Under the “SEC Filings” and “Financial Information” sections, under the “Investors & Media” section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, Trading Policy and the Charters for each of the Committees of our Board of Directors, or the Board.

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

It is highly likely that we will need to raise significant additional capital in the future. Although we were successful in raising capital in the past, our current financial resources are limited, and are dependent, to a certain extent, on our achieving certain milestones, and may not be sufficient to finance our operations until we become profitable, if that ever happens.

It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our common stock for funds, receive grants, potentially receive milestone payments pursuant to the EIB agreement, enter into collaborations and licensing deals or to otherwise raise capital. There can be no assurance that we will be able to obtain financing, including any funding under the EIB Agreement. Any sale of our common stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our common stock.

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

So far, the product candidates we are developing have completed one Phase I/II clinical trial of Gluteal Musculature rehabilitation after total hip arthroplasty (efficacy, ongoing for safety), two Phase I clinical trials for CLI, and one Phase II clinical trial in IC. In addition, we currently have an ongoing Phase II FDA study of PLX cells for the treatment of severe COVID-19 complicated by ARDS and two Phase III multinational clinical trials with our PLX-PAD product candidate: one in CLI, and the other in muscle recovery following surgery for hip fracture. Our early stage cell therapy product candidates may fail to perform as we expect. Moreover, even if our cell therapy product candidates successfully perform as expected, in later stages of development they may fail to show the desired safety and efficacy traits despite having progressed successfully through pre-clinical or initial clinical testing. We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals.

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

Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our product candidates.

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

To obtain marketing approvals in the United States and Europe for cell therapy product candidates we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA, the EMA and the PMDA that the cell therapy product candidates is safe and effective for each disease for which we seek approval. So far, we have successfully conducted Phase I/II and Phase I clinical trials for our PLX-PAD product candidate. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that cell therapy product candidates are safe and effective for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA or EMA (or, if we seek to conduct development efforts in Japan, the PMDA) can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, the FDA, the EMA or other regulatory bodies could stop our trials before completion.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH does not grant permission to proceed or places additional trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect, including as a result of COVID-19;

●	Government actions, such as those enacted during the ongoing COVID-19 pandemic, that limit the general populations movement;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●	Third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	Third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	Inspections of clinical trial sites by the FDA, EMA, MOH and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

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

There are very few drugs and limited therapies currently approved for treatment of CLI, IC, ARS, muscle recovery following surgery for hip fracture or HCT. As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment may be difficult to determine. Despite our eligibility for certain accelerated pathways, this could increase the difficulty of our obtaining FDA, EMA or other countries’ regulatory authorities’ approval to market our products.

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

We have a limited operating history in our business of commercializing cell production technology. Until we entered into the United Agreement, which was terminated in December 2015, we did not generate any revenues. While we generated minimal revenue for the year ended June 30, 2019 and 2020, it is not clear when we will generate additional revenues or whether we will experience further delays in recognizing revenues such as if we experienced a clinical hold. Our primary source of funds has been the sale of our common stock and government grants. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

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

The market for our shares of common stock may fluctuate significantly. A number of events and factors may have an adverse impact on the market price of our common stock, such as:

●	results of our clinical trials or adverse events associated with our products;

●	the amount of our cash resources and our ability to obtain additional funding;

●	changes in our revenues, expense levels or operating results;

●	entering into or terminating strategic relationships;

●	announcements of technical or product developments by us or our competitors;

●	market conditions for pharmaceutical and biotechnology stocks in particular;

●	changes in laws and governmental regulations, including changes in tax, healthcare, competition and patent laws;

●	disputes concerning patents or proprietary rights;

●	new accounting pronouncements or regulatory rulings;

●	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

●	patent or proprietary rights developments;

●	regulatory actions that may impact our products;

●	future sales of our common stock, or the perception of such sales;

●	disruptions in our manufacturing processes; and

●	competition.

In addition, a global pandemic, such as the COVID-19 pandemic and a market downturn in general and/or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our Company.

Future sales of our common stock may cause dilution.

Future sales of our common stock, or the perception that such sales may occur, could cause immediate dilution and adversely affect the market price of our common stock. If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity raising is the most common type of fundraising for companies like ours, the risk of dilution is particularly significant for stockholders of our company.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro, because a portion of our expenses in Israel and Europe are paid in NIS and Euros, respectively, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, subcontractors and material suppliers, fees for consultants and lease payments on our facilities. During the year ended June 30, 2020, or the fiscal year 2020, we entered into options contracts to hedge against some of the risk of changes in future cash flows from payments of payroll and related expenses and costs of operations denominated in NIS.

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

Our assets include a significant component of cash and cash equivalents and bank deposits.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2020. Currently, we hold part of our current assets in bank deposits. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States.  Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Although our internal control over financial reporting was considered effective as of June 30, 2020, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigations or loss of investor confidence in our financial report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2020 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In the future, if we or our registered independent public accounting firm are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial report, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

In addition to the placenta used in the clinical manufacturing process of PLX, we require certain raw materials. These items must be manufactured and supplied to us in sufficient quantities and in compliance with current GMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these raw materials to current GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our cell-based drug candidates.

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

Regulatory pathways in United States, Europe and Japan may allow for early commercialization of our products and thereby reducing the time to market our products.

The FDA’s Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and unmet medical needs. The FDA granted PLX-PAD with “Fast Track” designation for the treatment of CLI.

The EAP allows the use of an investigational medical product outside of clinical trials and is usually granted in cases where patients are unsuitable for inclusion under the study protocol and the patient’s condition is life-threatening with an unmet medical need. The FDA has cleared PLX-PAD EAP, for the treatment of patients with CLI. As part of the EAP, our PLX-PAD cell therapy will be made available to a limited number of CLI patients in the United States who are unsuitable for revascularization and cannot take part in our ongoing Phase III clinical trial. In addition, the FDA has cleared our EAP for the use of our PLX-PAD cells to treat ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 study in the U.S. The EAP will include up to 100 patients with the resulting data being collected and evaluated alongside our existing clinical trial in the U.S.

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

In Japan, a regulation regarding regenerative therapies, including cell therapies. This regulation allows for conditional, time-limited approval of products for marketing after limited proof of efficacy.

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

Even though we conducted Phase I and Phase II trials and we are currently conducting two Phase III trials for our PLX-PAD product candidate, a Phase II FDA study of PLX cells for the treatment of severe COVID-19 complicated by ARDS, and a Phase I for our PLX-R18 product, and have recruited employees who are experienced in managing and conducting clinical trials, we have limited experience in this area.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties. Our international activities create the risk of unauthorized and illegal payments or offers of payments by our employees or consultants, even though they may not always be subject to our control. We discourage these practices by our employees and consultants. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants, may engage in conduct for which we might be held responsible for Any failure by us to adopt appropriate compliance procedures and ensure that our employees and consultants comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

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

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to approximately 200 countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing and other functions.

The COVID-19 pandemic is also affecting the United States, Israel and global economies and has affected, and may continue to affect, the conduct of our clinical trials and may in the future affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, though to date we have not experienced any such disruptions.

In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our Phase III clinical trials relating to CLI and muscle recovery following surgery for hip fracture. The evolving COVID-19 pandemic has already impacted, and may continue to, directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Additionally, such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services. Additionally, the stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

The impact of the use of our PLX cells in various COVID-19 related compassionate use programs, as well as our expected clinical trial, if any, on our business and our results of operations cannot be predicted with certainty, as factors including, but not limited to, the ultimate duration and scope of the compassionate use authorization, as well as the availability of our product internationally, are not determinable at this time. Our PLX cells may not be successful in treating complications associated with COVID-19.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our monthly rent payment for these leased facilities as of July 2020 was 263,000 NIS (approximately $76,000). For the fiscal year ended June 30, 2020, we recognized a net expense of $491,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases”.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock trade on the Nasdaq Capital Market and the Tel Aviv Stock Exchange under the symbol PSTI.

As of September 4, 2020, there were 101 holders of record, and 25,554,668 shares of our common stock were issued and outstanding.

American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. -

We are a leading developer of placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. Our operations are focused on the research, development, manufacturing, conducting clinical trials and business development of cell therapeutics and related technologies.

We are currently enrolling patients in two Phase III studies: one for CLI and another for muscle recovery following surgery for hip fracture. In addition, we are focusing on other indications such as ARS, incomplete recovery following bone marrow transplantation, Steroid-Refractory cGVHD and IC. We received clearance from the FDA and the PEI to conduct a Phase II study evaluating PLX cells for the treatment of severe cases of the COVID-19 complicated by ARDS. We have treated several patients in Israel and in the United States suffering from severe ARDS associated with COVID-19 under a compassionate use program. In addition, the FDA has cleared our EAP for the use of our PLX-PAD cells to treat up to 100 patients suffering from ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 study in the U.S. We believe that each of these indications is a severe unmet medical need.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. PLX cell products require no tissue or blood matching prior to administration. They are produced using our proprietary three-dimensional expansion technology. Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and the FDA’s cGMP requirements and has been inspected and approved by the European and Israeli regulators for production of PLX-PAD for late stage trials. We have also granted manufacturer/importer authorization and cGMP Certification by Israel’s Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow PLX cells in commercial quantities. See “ – Research and Development - In-House Clinical Manufacturing” for additional information.

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

We were incorporated in Nevada in 2001, and we have a wholly owned subsidiary in Israel called Pluristem Ltd. and a wholly owned subsidiary in Germany called Pluristem GmbH.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2020 COMPARED TO YEAR ENDED JUNE 30, 2019.

Revenues

Revenues for the year ended June 30, 2020 were $23,000 and revenues for the year ended June 30, 2019 were $54,000. All revenues in the years ended June 30, 2020 and June 30, 2019 were related to the sale of our PLX cells for research use.

Cost of Revenues

Cost of revenues for the year ended June 30, 2019 were $2,000 compared to no cost of revenues for the year ended June 30, 2020. All cost of revenues are related to the royalties we are obligated to pay to the IIA.

Research and Development, Net

Research and development net costs (costs less participation and grants by the IIA, Horizon 2020 and other parties) for the year ended June 30, 2020 decreased by 18% to $21,577,000 from $26,427,000 for the year ended June 30, 2019. The decrease is mainly attributed to (1) our increasingly efficient production activities that resulted in a decrease in materials consumption, (2) a decrease in payroll expenses related to a decrease in the average number of employees and temporary salary deductions during April and May 2020 (as part of our expense reduction strategy due to COVID-19), (3) a decrease in stock-based compensation expenses related to the amount of restricted stock units, or RSUs, granted and their vesting schedules, (4) a decrease in expenses related to clinical site initiation and (5) a decrease in rent expenses due to the implementation of Accounting Standards Update No. 2016-02, “Leases,” which resulted in a reduction of $160,000 (for further information please refer to Note 7 in the accompanying financial statements to this Annual Report). The decrease was partially offset by lower participation by the European Union with respect to the Horizon 2020 grants, which was primarily utilized in the first year of the projects, and a lower participation by the IIA due to a decrease in the grant obtained in calendar year 2020 compared to calendar year 2019 and to calendar year 2018.

General and Administrative

General and administrative expenses decreased by 13% from $9,157,000 for the year ended June 30, 2019 to $7,922,000 for the year ended June 30, 2020. This decrease is attributed to a decrease in stock-based compensation expenses related to the amount of RSUs granted and their vesting schedules, a decrease in payroll expenses related to a 25% reduction of the annual salary of our CEO and, a 25% reduction of the annual compensation of our Executive Chairman and temporary salary deductions during April and May 2020 (as part of our expense reduction strategy due to COVID-19). The decrease was partially offset by an increase in professional services expenses related to the EIB Agreement.

Financial Income, Net

Financial income increased from $225,000 for the year ended June 30, 2019 to $324,000 for the year ended June 30, 2020. This increase is mainly attributable to increased income from exchange rates related to the strength of the U.S. dollar against the NIS and changes in the fair value of our hedging instruments related to the strength of the U.S. dollar against the NIS, partially offset by financial expense from the implementation of Accounting Standards Update No. 2016-02, “Leases,” which resulted in an expense of $261,000 (for further information please refer to Note 7 in the accompanying financial statements to this Annual Report).

Net Loss

Net loss for the year ended June 30, 2020 was $29,152,000 as compared to a net loss of $35,307,000 for the year ended June 30, 2019. The changes were mainly due to a decrease in research and development expenses, net, and a decrease in general and administrative expenses, net for the reasons mentioned above. Net loss per share for the year ended June 30, 2020 was $1.60 per share, as compared to $2.90 per share for the year ended June 30, 2019. The net loss per share decreased mainly as a result of an increase in our weighted average number of shares due to the issuance of additional shares issued during fiscal year 2020, and by a decrease in the net loss.

Liquidity and Capital Resources

As of June 30, 2020, our total current assets were $48,461,000 and our total current liabilities were $7,987,000. On June 30, 2020, we had a working capital surplus of $40,474,000 and an accumulated deficit of $280,156,000.

As of June 30, 2019, our total current assets were $26,371,000 and our total current liabilities were $8,158,000. On June 30, 2019, we had a working capital surplus of $18,213,000 and an accumulated deficit of $251,004,000.

Our cash and cash equivalents and restricted cash as of June 30, 2020 amounted to $9,229,000. This is a decrease of $4,043,000 from the $5,186,000 reported as of June 30, 2019. Cash balances decreased in the year ended June 30, 2020 for the reasons presented below.

Operating activities used cash of $26,369,000 in the year ended June 30, 2020. Cash used by operating activities in the year ended June 30, 2020 primarily consisted of payments to subcontractors, suppliers, and professional services providers primarily related to our ongoing clinical trials and payments of salaries to our employees, offset by participation of the IIA, Horizon 2020 and other grants.

Investing activities used cash of $30,458,000 in the year ended June 30, 2020. The investing activities in the year ended June 30, 2020 consisted primarily of cash used for investment in short-term deposits of $17,949,000, investment in long-term deposits of $12,239,000 and payments of $270,000 related to investments in property and equipment.

Financing activities generated cash in the amount of $60,870,000 during the year ended June 30, 2020. The cash generated in the year ended June 30, 2020 from financing activities is related to net proceeds of $43,262,000 from issuing shares of our common stock under our Sales Agreement (defined below), net proceeds of $14,901,000 from issuing shares of our common stock in a registered direct offering in May 2020 and net proceeds of $2,707,000 from issuing shares of our common stock from the exercise of warrants.

On February 6, 2019, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of common stock under the Sales Agreement. From February 6, 2019 through June 30, 2020, we sold an aggregate of 8,297,750 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of $ 49,140,965. On June 30, 2020, our shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the parties stopped utilizing the Sales Agreement. On July 16, 2020, we entered into a new Open Market Sales AgreementSM, or the 2020 Sales Agreement, with Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the 2020 Sales Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020.

In the year ended June 30, 2020, warrants to purchase up to 386,678 shares from our April 2019 firm commitment public offering, or the 2019 Public Offering, were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 386,678 shares of common stock for net proceeds of approximately $2,707,000.

On May 5, 2020, we entered into a securities purchase agreement with two institutional investors, or the Investors, pursuant to which we sold, in a registered direct offering to the Investors, 1,587,302 shares of common stock for net proceeds of approximately $14,901.

On April 30, 2020, we and our Israeli subsidiary, Pluristem Ltd., and our German subsidiary, Pluristem GmbH, entered into the EIB Agreement with the EIB, pursuant to which we can obtain a loan in the amount of Euro 50 million, or the Loan, payable in tranches, subject to the achievement of certain clinical, regulatory and scale up milestones. Each of the Company and Pluristem Ltd. are guarantors under the Finance Contract. The Loan is not secured and will be disbursed in three tranches consisting of one tranche of Euro 20 million, or the First Tranche, a second tranche of Euro 18 million, or the Second Tranche, and a third tranche of Euro12 million, or the Third Tranche, each as may be requested by us, subject to the achievement of clinical, regulatory and scale up milestones. The tranches will be treated independently, each with its own interest rate and maturity period. The fixed interest rate is 0% per annum for the First Tranche and 1.00% for each of the Second Tranche and Third Tranche. The deferred interest rate is 4% per annum for the First Tranche, 3% for the Second Tranche and 2% for the Third Tranche. We are required to repay the First Tranche and the Second Tranche, with all other amounts owed thereunder, in a single installment on the maturity date of that tranche, following the five-year anniversaries from each of the First Tranche and the Second Tranche disbursements. We are required to repay the Third Tranche, with all other amounts owed thereunder, in two equal installments, with the first such payment following the fourth anniversary of the disbursement date and the last repayment on a date not later than five years from the disbursement date. To date, we have not yet received a disbursement pursuant to the EIB Agreement.

During the year ended June 30, 2020, we received cash of approximately $23,000 from third parties from the sale of our PLX cells for research use.

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

Financing activities generated cash in the amount of $23,582,000 during the year ended June 30, 2019. The cash generated in the year ended June 30, 2019 from financing activities is related to net proceeds, after deducting underwriting commissions and discounts, and other offering expenses, of $19,464,000 from issuing shares of our common stock in the Public Offering and Registered Direct Offering (as defined below), aggregate net proceeds of $4,003,000 from issuing shares of our common stock under our (1) At Market Sales Agreement, or the ATM Agreement, with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc., and (2) the Sales Agreement, proceeds of $107,000 related to a grant received from the Israel-United States Binational Industrial Research and Development Foundation and net proceeds of $8,000 from the exercise of options.

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

On April 8, 2019, we sold, pursuant to an underwriting agreement relating to the 2019 Public Offering, an aggregate of 2,857,143 shares of common stock and warrants to purchase up to 2,857,143 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000,000. The warrants issued in the Public Offering are exercisable for a period of five years from issuance and have an exercise price of $7.00 per share. In addition, on April 8, 2019, we sold, pursuant to a subscription agreement with a certain investor in a registered direct offering, or the Registered Direct Offering, 142,857 shares of common stock, for aggregate gross proceeds of $1,000,000. The net proceeds from the Public Offering and the Registered Direct Offering, after deducting underwriting commissions and discounts, and other offering expenses, were $19,464,000.

During the year ended June 30, 2019, we received cash of approximately $54,000 from third parties from the sale of our PLX cells for research use.

During the years ended June 30, 2020 and 2019, we received total cash grants of approximately $1,227,000 and $1,374,000, respectively, from the European Union research and development consortiums relating to the Horizon 2020 program.

Non-dilutive grants

The IIA has supported our activity during the past 14 years. Our last program was approved by the IIA in 2019 and relates to a grant of approximately $500,000. The grant was used to cover research and development expenses for the period January 1, 2019 to December 31, 2019.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the year ended June 30, 2020, no royalties were paid to the IIA. The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

In May 2020, we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. CRISPR-IL participants include leading companies, and medical and academic institutions.

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

In August 2016, our CLI program in the European Union was awarded a Euro 7,600,000 (approximately $8,500,000) grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant will cover a significant portion of the CLI program costs. An amount of Euro 1,900,000 (approximately $2,100,000) is a direct grant allocated to us, and the Company also expects to benefit from cost savings resulting from grant amounts allocated to the other consortium members. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that we will receive an additional direct grant of Euro 1,000,000 (approximately $1,100,000). The additional direct grant was allocated to us from the total amount of the original grant.

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400,000 (approximately $8,300,000) grant, as part of the European Union’s Horizon 2020 program. This Phase III study will be a collaborative project carried out by an international consortium led by Charité, together with us, and with participation of additional third parties. The grant will cover a significant portion of the project costs. An amount of Euro 2,550,000 (approximately $2,900,000) is a direct grant allocated to us for manufacturing and other costs, and we also expect to have a direct benefit from cost savings resulting from grant amounts allocated to the other consortium members.

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by Leitat was awarded a Euro 6,800,000 (approximately $7,600,000) non-royalty bearing grant. An amount of Euro 500,000 (approximately $560,000) is a direct grant allocated to us. We also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members.

Outlook

We have accumulated a deficit of $280,156,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Stock-Based Compensation

Stock-based compensation is considered a critical accounting policy due to the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2020, we recorded stock-based compensation expenses related to options, restricted stock and RSUs in the amount of $2,561,000.

In accordance with ASC 718, “Compensation-Stock Compensation”, or ASC 718, RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2020 and 2019 were granted for no consideration; therefore their fair value was equal to the share price at the date of grant, based on the close trading price of our shares known at the grant date. The RSUs granted in fiscal year 2019 to non-employees consultants were remeasured in any future vesting period for the unvested portion of the grants. The RSUs granted in fiscal year 2020 to non-employees consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation—Stock Compensation”

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 7% for the shares granted to employees and 0% for the shares granted to our directors, CEO, Executive Chairman and non-employee consultants.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical trials expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, stock-based compensation expenses, rent and maintenance expenses and patent expenses. The following table provides a breakdown of the related costs for fiscal years 2018 through 2020 (in thousands of dollars):

	Year ended June 30,
	2020	2019	2018
Payroll and related expenses	$8,478	$9,752	$9,915
Materials expenses	2,821	5,871	4,521
Clinical trials expenses	6,021	5,774	4,370
Depreciation expenses	1,453	1,841	1,893
Consultants and subcontractor expenses	1,351	2,028	1,469
Rent and maintenance expenses	1,227	1,473	1,429
Stock-based compensation expenses	556	1,616	1,423
Patent expenses	528	482	426
Other Research and development expenses	661	1,045	925
Total expenses	23,096	29,882	26,371
Less: Research and development participation grants	(1,519)	(3,455)	(3,742)
Research and development expenses, net	$21,576	$26,427	$22,629

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing 73%, 74% and 67% of the total operating expenses for each of our fiscal years 2020, 2019 and 2018, respectively. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Contractual Obligations

The following summarizes our contractual obligations and other commitments on June 30, 2020, and the effect such obligations could have on our liquidity and cash flow in future periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,706,000	$1,123,000	$563,000	$20	-
Accrued severance pay, net	$248,000	-	-	-	$248,000
Total	$1,954,000	$1,123,000	$563,000	$20	$248,000

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates, foreign currency exchange rates and inflation.

As of June 30, 2020, we had $8.3 million in cash and cash equivalents, $38 million in short-term bank deposits and restricted deposits and $12.7 million in long-term bank deposits and restricted deposits.

We adhere to an investment policy set by our investment committee, which aims to preserve our financial assets, maintain adequate liquidity and maximize return while minimizing exposure to the NIS. Such policy further provides that we should hold most of our current assets in bank deposits and the remainder of our current assets should be invested in low risk instruments. As of June 30, 2020, the currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar.

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

Foreign Currency Exchange Risk and Inflation

A significant portion of our expenditures, including salaries, materials, consultants’ fees and facility expenses relate to our operations in Israel. The cost of those Israeli operations, as expressed in U.S. dollars, is influenced by the extent to which any increase in the rate of inflation in Israel is not offset (or is offset on a lagging basis) by a devaluation of the NIS in relation to the U.S. dollar. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. In addition, as of June 30, 2020, we own net financial balances in NIS of approximately ($13,989,000).

Assuming a 10% appreciation of the NIS against the U.S. dollar, we would experience exchange rate loss of approximately $1,272,000, while assuming a 10% devaluation of the NIS against the U.S. dollars, we would experience an exchange rate gain of approximately $1,554,000, in both cases excluding the effect of our hedging transactions (as described below).

The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended June 30,
	2018	2019	2020
Average rate for period	3.529	3.647	3.507
Rate at period-end	3.650	3.566	3.466

We use currency transactions of options and forward contracts to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS.

For the year ended June 30, 2020, our net realized loss from hedging transactions that are non-designated and consist primarily of options strategies and also forward contracts to minimize the risk associated with the foreign exchange effects of monetary assets and liabilities denominated in NIS was $11,000.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors Of

PLURISTEM THERAPEUTICS INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluristem Therapeutics Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tel Aviv, Israel

September 10, 2020

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2020	2019
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,270	$4,106
Short-term bank deposits		37,514	19,599
Restricted cash	2f	555	692
Other current assets	4,2n	2,122	1,974
Total current assets		48,461	26,371

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits	2g	12,653	398
Severance pay fund		631	693
Property and equipment, net	5	2,516	3,838
Operating lease right-of-use asset	7	1,259	-
Other long-term assets		12	10
Total long-term assets		17,071	4,939

Total assets		$65,532	$31,310

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,968	$2,281
Accrued expenses		3,018	3,744
Operating lease liability, current		1,020	-
Other accounts payable	6	1,981	2,133
Total current liabilities		7,987	8,158

LONG-TERM LIABILITIES

Accrued severance pay		879	950
Operating lease liability	7	565	-
Other long-term liabilities		-	381
Total long-term liabilities		1,444	1,331

COMMITMENTS AND CONTINGENCIES	8

STOCKHOLDERS’ EQUITY

Share capital:	9
Common stock $0.00001 par value per share: Authorized: 60,000,000 shares Issued and outstanding: 25,492,713 shares as of June 30, 2020; 15,082,852 shares as of June 30, 2019		*	*
Additional paid-in capital		336,257	272,825
Accumulated deficit		(280,156)	(251,004)
Total stockholders’ equity		56,101	21,821

Total liabilities and stockholders’ equity		$65,532	$31,310

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2020	2019	2018

Revenues	2i	23	54	50
Cost of revenues		-	(2)	(2)
Gross profit		23	52	48
Operating Expenses:
Research and development expenses		(23,096)	(29,882)	(26,371)
Less: participation grants by the Israel Innovation Authority, Horizon 2020 and other parties		1,519	3,455	3,742
Research and development expenses, net		(21,577)	(26,427)	(22,629)
General and administrative expenses, net		(7,922)	(9,157)	(11,193)
Other income	10	-	-	43

Total operating loss		(29,476)	(35,532)	(33,731)

Financial income, net	11	324	225	7,605

Net loss for the period		$(29,152)	$(35,307)	$(26,126)

Loss per share:
Basic and diluted net loss per share		$(1.60)	$(2.90)	$(2.50)

Weighted average number of shares used in computing basic and diluted net loss per share		18,197,303	12,332,912	10,587,677

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. Dollars in thousands (except share and per share data)

	Year ended June 30,
	2020	2019	2018

Net loss	$(29,152)	$(35,307)	$(26,126)
Other comprehensive loss, net:
Unrealized gain on available-for-sale marketable securities, net	-	-	6,441

Reclassification adjustment of available-for-sale marketable securities gains realized in net loss, net	-	-	(8,440)
Other comprehensive loss	-	-	(1,999)
Total comprehensive loss	$(29,152)	$(35,307)	$(28,125)

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares (**)	Amount		Capital	Income (Loss)	Deficit	Equity
Balance as of July 1, 2017	9,693,879	$	(*)	$217,823	$1,999	$(189,571)	$30,251
Exercise of options by employees	5,050		(*)	42	-	-	42
Stock-based compensation to employees, directors and non-employee consultants	314,838		(*)	6,548	-	-	6,548
Issuance of common stock under At-The Market Agreement, net of issuance costs of $174 (Note 9c)	359,941		(*)	4,985	-	-	4,985
Issuance of common stock, net of issuance costs of $1,405 (Note 9d)	900,000		(*)	13,646	-	-	13,646
Exercise of warrants by investors (Note 9b)	82,871		(*)	1,160	-	-	1,160
Other comprehensive loss, net	-		-	-	(1,999)	-	(1,999)
Net loss	-		-	-	-	(26,126)	(26,126)
Balance as of June 30, 2018	11,356,579	$	(*)	$244,204	$-	$(215,697)	$28,507

(*)	Less than $1
(**)	See note 9a for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares (**)	Amount		Capital	Deficit	Equity
Balance as of July 1, 2018	11,356,579	$	(*)	$244,204	$(215,697)	$28,507
Stock-based compensation to employees, directors and non-employee consultants	317,023		(*)	5,146	-	5,146
Issuance of common stock under At Market Issuance Sales Agreement, and Open Market Sales Agreement, net of aggregate issuance costs of $403 (Note 9c, 9e)	407,400		(*)	4,003	-	4,003
Issuance of common stock and warrants related to April 2019 offering, net of issuance costs of $1,536 (Note 9f)	3,000,000		(*)	19,464	-	19,464
Exercise of options by employees and non-employee consultants	1,850		(*)	8	-	8
Net loss	-		-	-	(35,307)	(35,307)
Balance as of June 30, 2019	15,082,852	$	(*)	$272,825	$(251,004)	$21,821

(*)	Less than $1
(**)	See note 9a for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares (**)	Amount		Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*)	$272,825	$(251,004)	$21,821
Stock-based compensation to employees, directors and non-employee consultants	357,755		(*)	2,562	-	2,562
Issuance of common stock under Open Market Sales Agreement, net of aggregate issuance costs of $3,573 (Note 9e)	8,060,950		(*)	43,262	-	43,262
Issuance of common stock related to May 2020 registered direct offering, net of issuance costs of $99 (Note 9h)	1,587,302		(*)	14,901	-	14,901
Exercise of options by employees and non-employee consultants	15,884		(*)	-	-	-
Exercise of warrants by investors (Note 9g)	386,678		(*)	2,707	-	2,707
Round up of shares due to reverse stock split effectuated on July 25, 2019 (see Note 9a)	1,292		(*)	-	-	-
Net loss	-		-	-	(29,152)	(29,152)
Balance as of June 30, 2020	25,492,713	$	(*)	$336,257	$(280,156)	$56,101

(*)	Less than $1
(**)	See note 9a for reverse stock split

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended June 30,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,152)	$(35,307)	$(26,126)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,570	1,962	2,018
Loss from sale of property and equipment, net	-	-	6
Accretion of discount, amortization of premium and changes in accrued interest of marketable securities	-	-	11
Gain from sale of investments of available-for-sale marketable securities	-	-	(8,440)
Other-than-temporary loss of available-for-sale marketable securities	-	-	850
Stock-based compensation to employees, directors and non-employee consultants	2,562	5,146	6,548
Decrease (increase) in accounts receivable from the IIA	37	(121)	978
Increase in other current and other long-term assets	(187)	(397)	(59)
Increase (decrease) in trade payables	(291)	(863)	1,212
Decrease in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(295)	-	-
Increase (decrease) in other accounts payable, accrued expenses, other long-term liabilities and other current liabilities	(638)	86	1,600
Decrease (increase) in interest receivable on short-term deposits	45	68	(128)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(11)	(3)	5
Accrued severance pay, net	(9)	(24)	145
Net cash used in operating activities	$(26,369)	$(29,453)	$(21,380)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(270)	$(239)	$(342)
Proceeds from (investment in) short-term deposits	(17,949)	1,415	(14,721)
Investment in long-term deposits	(12,239)	(6)	-
Proceeds from sale of available-for-sale marketable securities	-	-	21,881
Proceeds from redemption of available-for-sale marketable securities	-	-	9
Investment in available-for-sale marketable securities	-	-	(1,146)
Net cash provided by investing activities	$(30,458)	$1,170	$5,681

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year ended June 30,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of common stock, net of issuance costs	$58,163	$23,467	$18,631
Proceeds with respect to Israel-United States Binational Industrial Research and Development Foundation	-	107	88
Exercise of options and warrants	2,707	8	1,202
Net cash provided by financing activities	$60,870	$23,582	$19,921

Increase (decrease) in cash, cash equivalents and restricted cash	4,043	(4,701)	4,222
Cash, cash equivalents and restricted cash at the beginning of the period	5,186	9,887	5,665
Cash, cash equivalents and restricted cash at the end of the period	$9,229	$5,186	$9,887

(a) Supplemental disclosure of cash flow activities:

Cash paid during the period for:
Taxes paid due to non-deductible expenses	$10	$10	$27

(b) Supplemental disclosure of non-cash activities:

Purchase of property and equipment on credit	$32	$54	$171

The accompanying notes are an integral part of the consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:- GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. Pluristem Therapeutics, the Subsidiary and the German Subsidiary are referred to as the “Company” or “Pluristem”.

The Company’s shares of common stock are traded on the Nasdaq Capital Market and on the Tel-Aviv Stock Exchange under the symbol “PSTI”.

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. The Company has also initiated a compassionate use programs in the United States and Israel and commenced enrollment in its Phase II study of PLX cells for the treatment of severe COVID-19 complicated by Acute Respiratory Distress Syndrome (“ARDS”).

The Company has incurred an accumulated deficit of approximately $280,156 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2020, the Company’s total stockholders’ equity amounted to $56,101. During the year ended June 30, 2020, the Company incurred operating losses of $29,476 and its negative cash flow from operating activities was $26,369.

As of June 30, 2020, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $58,992. The Company plans to continue to finance its operations with the current resources and potential funds it will obtain from the European Investment Bank (the “EIB”) finance contract (the “Finance Contract”) (See note 1c) once certain milestones are reached, and also by entering into licensing or other commercial agreements, grants to support its research and development activities and with sales of equity securities. Management believes that these funds, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product.

c.	EIB Finance contract

On April 30, 2020, Pluristem entered into a Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), payable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

The Tranches will be treated independently, each with its own interest rate and maturity period. The fixed interest rate is 0% per year for the First Tranche and 1% for each of the Second Tranche and Third Tranche. The deferred interest rate is 4% per year for the First Tranche, 3% for the Second Tranche and 2% for the Third Tranche.

In addition to any interest payable on the Loan, EIB is entitled to receive royalties from future revenues, if any, of Pluristem for a period of seven years starting in 2024, in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan to Pluristem beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030.

As of June 30, 2020 Pluristem has not yet disbursed any tranche of the Finance Contract.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:- GENERAL (CONT.)

CHA Agreement

On June 26, 2013, Pluristem entered into an exclusive license and commercialization agreement (the “CHA Agreement”) with CHA Biotech Co. Ltd. (“CHA”), for conducting clinical trials and commercialization of Pluristem’s PLX-PAD product in South Korea in connection with two indications: the treatment of Critical Limb Ischemia (“CLI”), and IntermittentClaudication (collectively with CLI, the “Indications”). Under the terms of the CHA Agreement, CHA will receive exclusive rights in South Korea for conducting clinical trials with respect to the Indications and the Company will continue to retain rights to its proprietary manufacturing technology and cell-related intellectual property. CHA participated in the Phase II trial in Intermittent Claudication.

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

Chart Industries Agreement

In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. (“Chart”), regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of June 30, 2020, commercial sale of the thawing device by Chart has not yet begun.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

The consolidated financial statements include the accounts of Pluristem Therapeutics and the Subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

During the year ended June 30, 2018, the Company recognized other-than-temporary impairment loss of $850 (see Note 3). During the years ended June 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment loss.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

As of June 30, 2020, commercial sales of the thawing device by Chart have not begun. Based on the Company’s assessment, it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur, and therefore the Company is unable to recognize revenues with respect to the Chart agreement before the uncertainty associated with the variable consideration is subsequently resolved.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2020, 2019 and 2018, no impairment losses have been identified.

l.	Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The Company accounts for employee’s share-based payment awards classified as equity awards (restricted stock (“RS”) or restricted stock units (“RSUs”)) using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions. The Company recognized compensation cost for an award with service conditions and goals achievement that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The assumptions below are relevant to RS and RSUs granted in 2020, 2019 and 2018:

In accordance with ASC 718, RS and RSUs are measured at their fair value. All RS and RSUs to employees and directors granted in 2020, 2019 and 2018, were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant.

The fair value of all RS and RSUs was determined based on the close trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of shares granted during 2020, 2019 and 2018, was $3.65, $8.70 and $14.00 per share, respectively.

During fiscal years 2020, 2019 and 2018, there were no options granted to employees or directors.

m.	Research and Development expenses and royalty bearing grants

Research and development expenses, net of participations grants, are charged to the statement of operations as incurred. Pluristem receives grants from the Israel Innovation Authority (“IIA”) in the Ministry of Economy and Industry for the purpose of partially funding approved research and development projects. The grants are not to be repaid, but instead Pluristem is obliged to pay royalties as a percentage of future sales if and when sales from the funded projects are generated. These grants are recognized as a deduction from research and development costs at the time the Company is entitled to such grants on the basis of the research and development costs incurred. Since the payment of royalties is not probable when the grants are received, the Company records a liability in the amount of the estimated royalties for each individual contract, when the related revenues are recognized, as part of Cost of revenues. For more information regarding such royalties commitments and regarding grants and participation received, see Note 8.

n.	Non-royalty bearing grant

The Company participates in European Union research and development consortiums under Horizon 2020. In August 2016, the CLI program consortium was awarded a Euro 7,600 thousands (approximately $8,500) non-royalty bearing grant, of which, an amount of Euro 1,900 thousands (approximately $2,100) is a direct grant allocated to the Company. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that the Company received an additional direct grant of Euro 1,000 thousands (approximately $1,100). The additional direct grant was allocated to the Company from the total amount of the original grant. In September 2017, the Company’s Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a Euro 7,400 thousands (approximately $8,300) grant, of which, an amount of Euro 2,550 thousands (approximately $2,900) is a direct grant allocated to the Company. In October 2017, the “nTRACK”, a collaborative project carried out by an international consortium led by LEITAT, was awarded a Euro 6,800 thousands (approximately $7,600) non-royalty bearing grant, of which, an amount of Euro 500 thousands (approximately $560) is a direct grant allocated to the Company.

In May 2020, the Company was selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop artificial intelligence (AI) based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000, of which, an amount of approximately $480 is a direct grant allocated to the Company, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. All outstanding stock options and unvested RSUs have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented. The total weighted average number of shares related to the outstanding options, warrants and RSU’s excluded from the calculations of diluted net earnings per share due to their anti-dilutive effect was 3,708,807, 4,942,491 and 1,900,905 for the years ended June 30, 2020, 2019 and 2018, respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

Severance expenses for the years ended June 30, 2020, 2019 and 2018 were $604, $632 and $822, respectively.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2020, the fair value of the options contracts was approximately $67 and is presented in “other current assets” (see Note 4). The net gains (losses) recognized in “Financial income, net” during the years ended June 30, 2020, 2019 and 2018, were $13, $(105) and $(264), respectively.

u.	Comprehensive loss:

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

w.	Recently Adopted Accounting Pronouncement

Accounting Standards Update (“ASU”) No. 2016-02 - “Leases” (“Topic 842”) and ASU No. 2018-11, “Targeted Improvements - Leases” (Topic 842):

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

The Company adopted the new standard as of July 1, 2019, using the modified retrospective approach. Consequently, prior period balances and disclosures have not been restated. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of Topic 842 resulted in the elimination of deferred participation payments of $240 and $381 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively. Additionally, the Company included in its balance sheet, at adoption, operating right-of-use assets, short-term operating lease liabilities and long-term operating lease liabilities of $1,631, $964 and $1,261, respectively. The standard had no material impact on the Company’s net loss or its cash flows. For additional information regarding the Company’s accounting for leases, please refer to Note 7.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019, for the Company. The Company adopted the new standard as of July 1, 2019 and the standard had no impact on the Company’s consolidated financial statements.

x.	Recently Issued Accounting Pronouncements

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

ASU No. 2016-13 -, “Financial Instruments - Credit Losses (Topic 326)

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

ASU No. 2019-10 -, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission (the “SEC”)) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, or July 1, 2023 for the Company, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements.

NOTE 3:- MARKETABLE SECURITIES

The Company has invested in highly-rated securities. When evaluating the investments for other-than-temporary impairment, the Company has reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis.

The Company recognized other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2018 of $850. The Company did not recognize any other-than-temporary impairment loss on outstanding securities during the year ended June 30, 2020 and 2019.

During the year ended June 30, 2018, the Company sold marketable securities for aggregate net proceeds (including redemptions) of approximately $21,890, representing a net gain of $8,440. The proceeds from the sale of such marketable securities are included in “Financial income, net”, for the year ended June 30, 2018.

NOTE 4:- OTHER CURRENT ASSETS

	June 30,
	2020	2019
Accounts receivable from the Horizon 2020 grants	$1,071	$991
Prepaid expenses	445	532
Accounts receivable from the IIA	142	179
Value Added Tax (VAT) receivables	336	125
Accounts receivable from the Ministry of Economy and Industry	35	73
Derivatives not designated as hedge instruments	67	21
Other receivables	26	53
Total	$2,122	$1,974

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5:- PROPERTY AND EQUIPMENT, NET

	June 30,
	2020	2019
Cost:
Laboratory equipment	$6,514	$6,435
Computers and peripheral equipment	1,322	1,274
Office furniture and equipment	681	681
Leasehold improvements	8,661	8,614
Total Cost	17,178	17,004
Accumulated depreciation:
Laboratory equipment	5,955	5,634
Computers and peripheral equipment	1,221	1,147
Office furniture and equipment	646	600
Leasehold improvements	6,840	5,785
Total accumulated depreciation	14,662	13,166
Property and equipment, net	$2,516	$3,838

Depreciation expenses amounted to $1,570, $1,962 and $2,018, for the years ended June 30, 2020, 2019 and 2018, respectively.

During the fiscal years ended June 30, 2020 and 2019, the Company recorded a reduction of $ 74 and $9, respectively, to the cost accumulated depreciation of fully depreciated equipment no longer in use.

NOTE 6:- OTHER ACCOUNTS PAYABLE

	June 30,
	2020	2019
Accrued vacation	928	974
Deferred income from the nTRACK Horizon 2020 grant	126	-
Accrued payroll	489	486
Payroll institutions	438	433
Other payables	-	240
Total	$1,981	$2,133

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7:- LEASES

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

The Company has various operating leases for office space and vehicles that expire through 2023. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2020:

June 30, 2020
Operating right-of-use assets	$1,259

Operating lease liabilities, current	1,020
Operating lease liabilities long-term	565
Total operating lease liabilities	$1,585

The operating lease right-of-use assets are presented in long term assets net after elimination of deferred participation payments from Matam High-Tech and Business Park of $240 and $381 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively.

Minimum lease payments for the Company’s right-of-use (“ROU”) assets over the remaining lease periods as of June 30, 2020 are as follows:

June 30, 2020
2021	1,123
2022	563
2023	20
Total undiscounted lease payments	$1,706
Less: Interest	121
Present value of lease liabilities	$1,585

The components of lease expense and supplemental cash flow information related to leases for the year ended June 30, 2020 were as follows:

Year ended June 30, 2020
Components of lease expense
Operating lease cost	$1,167
Sublease income	$51
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,152
Supplemental non-cash information related to lease liabilities arising from obtaining ROU assets	$83

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7:- LEASES (CONT.)

As of June 30, 2020, the weighted average remaining lease term is 1.7 years, and the weighted average discount rate is 10 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

As of June 30, 2020, the aggregate minimum lease commitments under the active operating lease agreements are $ 1,706.

As of June 30, 2019, the aggregate minimum lease commitments under the active operating lease agreements are $2,641.

NOTE 8:- COMMITMENTS AND CONTINGENCIES

a.	An amount of $555 of cash and deposits was pledged by the Subsidiary to secure certain derivatives and hedging transactions, a credit line and bank guarantees as of June 30, 2020.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through June 30, 2020, total grants obtained aggregated to approximately $27,685 and total royalties paid and accrued amounted to $169. As of June 30, 2020, the Company’s liability in respect to royalties to the IIA amounted to $27,516, not including LIBOR interest as described above.

c.	The Company has been awarded a marketing grant under the “Smart Money” program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in Japan and for regulatory activities there. As part of the program, the Company will repay royalties of 5% from the Company’s income in Japan during five years, starting the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid.

As of June 30, 2020, total grants obtained under this Smart Money program amounted to approximately $112. As of June 30, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

As of June 30, 2020, the aggregate amount of grant obtained from this Smart Money program was approximately $129. As of June 30, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $129 and no royalties were paid or accrued.

e.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“cGVHD”).

As part of the agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital), the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to cGVHD, with a maximum aggregate royalty amount of approximately $250.

f.	In July 2018, the Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid.

As of June 30, 2020, total grants obtained under the “Shalav” program amounted to approximately $49. As of June 30, 2020, the Company’s contingent liability with respect to royalties for the “Shalav” program was $49 and no royalties were paid or accrued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 60,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The Company’s authorized preferred stock consists of 1,000,000 shares of preferred stock, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors. No shares of preferred stock have been issued.

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

b.	In the year ended June 30, 2018, a total of 828,703 warrants from a January 2017 offering were exercised by investors at an exercise price of $14.00 per share, resulting in the issuance of 82,871 shares of common stock for net proceeds of approximately $1,160.

c.	In July 2017, pursuant to a shelf registration statement on Form S-3, declared effective by the SEC on June 23, 2017, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with FBR Capital Markets & Co., MLV & Co. LLC and Oppenheimer & Co. Inc. (collectively, the “Agents”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $80,000 through the Agents acting as sales agent. During the year ended June 30, 2018, the Company sold 359,941 shares of common stock under the ATM Agreement at an average price of $14.30 per share for aggregate proceeds of approximately $4,985, net of issuance expenses of $174. During the year ended June 30, 2019, the Company sold 170,600 shares of common stock under the ATM Agreement at an average price of $12.30 per share for aggregate proceeds of approximately $1,952, net of issuance expenses of $148.

On February 4, 2019, the Company notified the Agents of the termination of the ATM Agreement.

d.	On October 31, 2017, the Company completed a public offering in Israel, pursuant to the Company’s existing shelf registration statement on Form S-3 in the United States and a shelf registration statement filed in Israel, pursuant to which the Company raised aggregate gross proceeds of $15,051 through the sale of 900,000 shares of the Company’s common stock at a purchase price of NIS 59 (approximately $16.70) per share. The net proceeds, after deducting fees and expenses related to the offering, were approximately $13,646.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

e.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on June 23, 2017, on February 6, 2019, the Company entered into the Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provides that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended June 30, 2019, the Company sold 236,800 shares of common stock under the Sales Agreement at an average price of $9.70 per share for aggregate net proceeds of approximately $2,051, net of issuance expenses of $255.

During the year ended June 30, 2020, the Company sold 8,060,950 shares of common stock under the Sales Agreement at an average price of $5.81 per share for aggregate net proceeds of approximately $43,262, net of issuance expenses of $3,573.

On June 30, 2020, the shelf registration statement on Form S-3 declared effective by the SEC on June 23, 2017expired , and as a result thereof, the Sales Agreement was terminated.

f.	On April 8, 2019, the Company sold, pursuant to an underwriting agreement relating to a firm commitment public offering (the “Public Offering”), an aggregate of 2,857,143 shares of common stock and warrants to purchase 2,857,143 shares of common stock, inclusive of the underwriter’s over-allotment option which was exercised in full, for aggregate gross proceeds of $20,000.

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

As of June 30, 2020, 2,470,465 warrants to purchase share of our common stock are outstanding.

g.	In the year ended June 30, 2020, a total of 386,678 warrants to purchase shares from the April 2019 offering were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 386,678 shares of common stock for net proceeds of approximately $2,707.

h.	On May 5, 2020, the Company entered into a securities purchase agreement with two institutional investors (the “Investors”) pursuant to which the Company sold, in a registered public offering directly to the Investors, 1,587,302 shares of common stock for net proceeds of approximately $14,901.

i.	Stock options, RS and RSUs to employees, directors and consultants:

The Company adopted, after receiving stockholder approval, the 2005 Stock Option Plan in 2005 (the “2005 Plan”). Under the 2005 Plan, stock options, RS and RSUs were granted to the Company’s officers, directors, employees and consultants. The 2005 Plan expired on December 31, 2018. The Company adopted, after receiving stockholder approval, the 2016 Equity Incentive Plan in 2016 (the “2016 Plan”). Under the 2016 Plan, stock options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of our Subsidiaries. In addition, at the Company’s annual meeting of its stockholders, held on June 13, 2019, the Company’s stockholders approved the 2019 Equity Compensation Plan (the “2019 Plan”).

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

Under the 2019 Plan, stock options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

As of June 30, 2020, the number of shares of common stock authorized for issuance under the 2016 Plan amounted to 595,694 for calendar year 2020, of which 584,144 are available for future grant during calendar year 2020 under the 2016 Plan. As of June 30, 2020, the number of shares of common stock authorized for issuance under the 2019 Plan amounted to 4,672,243, all of which are available for future grant under the 2019 Plan.

(2) Options to non-employees:

A summary of the stock options to non-employee consultants under the 2005 Plan and 2016 Plan is as follows:

	Year ended June 30, 2020
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Stock options outstanding at beginning of period	89,580	$-
Stock options granted	1,050	$-
Stock options exercised	(15,884)	$-
Stock options forfeited	(19,875)	$-
Stock options outstanding at end of the period	54,871	$-	7.89	$485
Stock options exercisable at the end of the period	48,621	$-	7.81	$430
Stock options vested and expected to vest at the end of the period	54,871	$-	7.89	$485

Compensation expenses related to stock options granted to consultants were recorded as follows:

	Year ended June 30,
	2020	2019	2018
Research and development expenses	$(35)	$117	$107
General and administrative expenses	64	167	61
	$29	$284	$168

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

(3) RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the 2005 Plan and 2016 Plan for the year ended June 30, 2020:

Number
Unvested at the beginning of period	795,633
Granted	19,500
Forfeited	(101,256)
Vested	(298,683)
Unvested at the end of the period	415,194
Expected to vest after June 30, 2020	402,491

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Year ended June 30,
	2020	2019	2018
Research and development expenses	$578	$1,401	$1,273
General and administrative expenses	1,786	3,003	4,577
	$2,364	$4,404	$5,850

Unamortized compensation expenses related to RS and RSUs granted to employees and directors to be recognized over an average time of approximately 2.75 years are approximately $1,194.

(4) RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants for the year ended June 30, 2020:

Number
Unvested at the beginning of period	30,107
Granted	42,000
Forfeited	(6,785)
Vested	(59,072)
Unvested at the end of the period	6,250

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9:- STOCKHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Year ended June 30,
	2020	2019	2018
Research and development expenses	$14	$48	$43
General and administrative expenses	155	410	487
	$169	$458	$530

j.	Summary of warrants and options:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Stock	Options and Warrants Exercisable for Common Stock	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$7.00	2,470,465	2,470,465	3.77
	$14.00	762,028	762,028	2.06
Total warrants		3,232,493	3,232,493

Options:	$0.00	54,870	48,621	7.62
Total options		54,870	48,621
Total warrants and options		3,287,363	3,281,114

This summary does not include 421,444 RS and RSUs that are not vested as of June 30, 2020.

NOTE 10:- OTHER INCOME

In December 2017, the Subsidiary was awarded approximately $43 (NIS 150 thousand) by the Israeli Ministry of Labor, Social Affairs and Social Services related to its “Equal Employment” program which aims to reward and honor Israeli employers who demonstrate and promote gender equality in employment.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11:- FINANCIAL INCOME, NET

	Year ended June 30,
	2020	2019	2018
Foreign currency translation differences, net	$155	$(26)	$52
Bank and broker commissions	(32)	(27)	(62)
Interest income on deposits	384	385	276
Interest expenses due to implementation of new accounting standards “Leases” (Topic 842)	(196)	-	-
Gain related to marketable securities, net	-	-	8,478
Other than temporary impairment loss	-	-	(850)
Gain (loss) from derivatives and fair value hedge derivatives	13	(105)	(264)
Other financial expense	-	(2)	(25)
	$324	$225	$7,605

NOTE 12:- TAXES ON INCOME

A.	Tax rates applicable to the Company:

1.	Pluristem Therapeutics:

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

This re-measurement was fully offset by a valuation allowance, resulting in no impact to the Company’s income tax expense for the fiscal year ended June 30, 2020. As a result, the Company’s financial results reflect in the income tax effects of the Tax Act, for which the accounting under ASC 740 is complete.

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

Taxable income of Israeli companies is subject to tax at the rate of 23% in 2020, 2019 and 2018.

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

The Subsidiary has not received final tax assessments since its incorporation, however the assessments of the Subsidiary are deemed final through 2014.

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

In respect of expansion programs pursuant to Amendment No. 60 to the Law, the duration of the benefit period has been amended, such that it starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone A - 14 years have not passed since the beginning of the election year.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

Amendments to the Law:

In December 2010, the “Knesset” (Israeli Parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among others, amendments in the Law ( “Amendment No. 68”). Amendment No. 68 became effective as of January 1, 2011. According to Amendment No. 68, the benefit tracks in the Law were modified and a flat tax rate became applicable to a company for all preferred income under its status as a preferred company with a preferred enterprise.

On August 5, 2013, the Knesset issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment No. 71 to the Law ( “Amendment No. 71”). According to Amendment No. 71, the tax rate on preferred income form a preferred enterprise in 2014 and thereafter will be 16% (in development area A it will be 9%).

Amendment No. 71 also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise’s earnings as above will be subject to tax at a rate of 20%.

The Subsidiary did not apply Amendment No. 71 with respect to the preferred enterprise status, but may choose to apply Amendment No. 71 in the future.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

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

The Innovation Box Regime was tailored by the Israeli government to a post-base erosion and profit shifting world, encouraging multinationals to consolidate IP ownership and profits in Israel along with existing Israeli research and development (“R&D”) functions. Tax benefits created to achieve this goal include a reduced corporate income tax rate of 6% on IP-based income and on capital gains from future sale of IP.

The 6% rate would apply to qualifying Israeli companies that are part of a group with global consolidated revenue of over NIS 10 billion (approximately $2.9 billion). Other qualifying companies with global consolidated revenue below NIS 10 billion, would be subject to a 12% tax rate. However, if the Israeli company is located in Jerusalem or in certain northern or southern parts of Israel, the tax rate is further reduced to 7.5%. Additionally, withholding tax on dividends for foreign investors would be subject to a reduced rate of 4% for all qualifying companies (unless further reduced by a treaty).

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

Companies not meeting the above conditions may still be considered as a qualified company at the discretion of the IIA. Companies wishing to exit from the regime in the future will not be subject to claw back of tax benefits. The Knesset also approved a stability clause in order to encourage multinationals to invest in Israel. Accordingly, companies will be able to confirm the applicability of tax incentives for a 10-year period under a pre-ruling process. Further, in line with the new Organization for Economic Co-operation and Development Nexus Approach, the Israeli Finance Minister will promulgate regulations to ensure companies are benefiting from the regime to the extent qualifying research and development expenditures are incurred. The regulations were set to be finalized by March 31, 2017, with new amendments to the Law coming into effect after the regulations have been finalized.

Taxable income which is not produced as part of “Preferred Enterprise” income will be taxed at the regular tax rate (23% in 2020).

As of June 30, 2020, the Company’s management believes that the Company meets the conditions mentioned above to be considered as a Technological Preferred Enterprise.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

3.	Pluristem GmbH:

The tax rate applicable to the German Subsidiary is the corporate tax rate of 15%, which is derived from the German Corporation Tax Act and Solidarity surcharge of 5.5% from the 15% corporate tax rate. This corporate tax rate excludes trade tax, which rate depends on the municipality in which the German Subsidiary conducts its business. Trade tax is calculated on the basis of the trade income, to which the tax rate of 3.5% is applied. The measured amount is then multiplied by the applicable rate of assessment, the registered office of the German Subsidiary is in Potsdam, and in Potsdam, the applicable rate of assessment is 455%.

B.	Carryforward losses for tax purposes

As of June 30, 2020, Pluristem Therapeutics had a U.S. federal net operating loss carryforward for income tax purposes in the amount of approximately $34,836. Net operating loss carryforward arising in taxable years, can be carried forward and offset against taxable income for 20 years and expiring between 2023 and 2038.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

In January 2018, Pluristem Therapeutics registered as an Israeli resident with the ITA and the Israeli Value Added Tax Authorities. As of June 30, 2020, Pluristem Therapeutics and the Subsidiary consolidated accumulated losses, for tax purposes, are approximately $51,888, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2020, in the amount of approximately $129,286, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2020, in the amount of approximately $151, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 12:- TAXES ON INCOME (CONT.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2020	2019
Deferred tax assets:
U.S. net operating loss carryforward	$7,316	$7,316
Israeli net operating loss and research and development expenses carryforward	35,168	40,866
Consolidated net operating loss carryforward	11,934	-
German subsidiary net operating loss carryforward	48	-
Allowances and reserves	271	283

Total deferred tax assets before valuation allowance	54,737	48,465
Valuation allowance	(54,737)	(48,465)

Net deferred tax asset	$-	$-

As of June 30, 2020 and 2019, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences, since it has a history of operating losses and current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2020 and 2019, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

In 2020, 2019 and 2018, the main reconciling item of the statutory tax rate of the Company (21% to 35% in 2020, 2019 and 2018) to the effective tax rate (0%) is tax loss carryforwards, stock-based compensation and other deferred tax assets for which a full valuation allowance was provided.

NOTE 13:- SUBSEQUENT EVENTS

a.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into a new Open Market Sale AgreementSM (“New ATM Agreement”) with Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the New ATM Agreement, the Company may elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. As of September 5, 2020, no shares had been sold pursuant to the New ATM Agreement.

b.	Subsequent to year-end, warrants to purchase shares of common stock were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 35,000 shares of common stock for net proceeds of approximately $245.

c.	Subsequent to year-end, the Board of Directors approved (i) a grant of 1,000,000 RSUs to each of Mr. Yanay, and Mr. Aberman of which 500,000 shares vest over a term of 4 years from the date of the grant and 500,000 shares shall vest pursuant to certain performance metrics, (ii) a grant of 100,000 RSUs to Mrs. Franco-Yehuda, which vest over a term of 4 years from the date of grant; and (iii) 20,000 RSUs to each of the Company’s non-executive directors, which vest over a term of 4 years from the date of the grant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and Chief Financial Officer, or CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, or COSO, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2020, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Executive Employment Agreements

Amended and Restated Employment Agreement of Yaky Yanay

On September 10, 2020, the Company entered into an amended and restated employment agreement with Mr. Yanay, our CEO and President, which supersedes his existing employment agreement. Pursuant to the agreement, we have agreed to pay Mr. Yanay a monthly salary of 80,000 NIS, increasing to 99,000 NIS commencing on January 1, 2021. Pursuant to the agreement, we have also agreed to provide Mr. Yanay with a company car, cellular phone reimbursement and reimbursement for certain other expenses.  In the event of termination of Mr. Yanay’s employment, he will be entitled to a payment equal to a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly salary amount multiplied by 6, plus the number of years the employment agreement remains in force from September 12, 2018, but in any event no more than a 9 months’ adjustment period in the aggregate, as well as a notice period of 6 months. Mr. Yanay is also entitled to an acceleration of the vesting of any unvested awards in the following circumstances: (1) if we terminate his employment, he will be entitled to acceleration of 100% of any unvested award and (2) if he resigns, he will be entitled to acceleration of 50% of any unvested awards.

Mr. Yanay will also be entitled to a target bonus of up to seven times his monthly salary, subject to achievement of milestones and performance targets that will be set by our Compensation Committee or by the Board. In addition, he will be eligible for a bonus equal to 1.5% of amounts received by us from strategic deals or up to the equivalent of three times his monthly salary at the discretion of the Board for extraordinary performance or achievements.

In the event of a change in control of the Company, Mr. Yanay will be eligible for the immediate acceleration of his unvested awards, and, in the event of a change of control of the Company and up to 12 months thereafter, in the event of a material adverse change to Mr. Yanay’s employment terms as a result of such change of control, or if Mr. Yanay’s employment agreement is terminated as a result of such change in control , a notice period of 6 months, as well as the adjustment fee that equals his monthly salary amount multiplied by 6, plus the number of years the employment agreement remains in force from September 12, 2018, but in any event no more than a 9 months’ adjustment period in the aggregate. In addition, Mr. Yanay will be entitled to receive equity awards as awarded by our Board at its sole discretion.

Amended and Restated Employment Agreement of Chen Franco-Yehuda

On September 10, 2020, the Company entered into an employment agreement with Ms. Franco-Yehuda, our CFO, Secretary and Treasurer, which supersedes the existing employment agreement with Ms. Franco-Yehuda. Pursuant to the agreement, we have agreed to pay Ms. Franco-Yehuda a monthly salary of 42,000 NIS, increasing to 65,000 NIS commencing on January 1, 2021. Pursuant to the agreement, we have also agreed to provide Ms. Franco-Yehuda with a company car, or a fixed amount of NIS 4,000, cellular phone reimbursement and reimbursement for certain other expenses.  In the event of termination of Mrs. Franco-Yehuda’s employment, she is entitled to a severance payment pursuant to Section 14 of the Israeli Severance Pay Law, and in addition, she will be entitled to receive an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than a 6 months’ adjustment period in the aggregate. Mrs. Franco-Yehuda is also entitled to an acceleration of the vesting of any unvested awards in the following circumstances: (1) if we terminate her employment, she will be entitled to acceleration of 100% of any unvested award and (2) if she resigns, she will be entitled to acceleration of 50% of any unvested awards.

Mrs. Franco-Yehuda will also be entitled to a target bonus of up to five and a half times her monthly salary, subject to milestones and performance targets that will be set by our Compensation Committee. In addition, she will be eligible for a bonus equal to 0.5% of amounts received by us from strategic deals or up to the equivalent of three times her salary at the discretion of the Board for extraordinary performance or achievements.

In the event of a change in control of the Company, Mrs. Franco-Yehuda will be eligible for the immediate acceleration of her unvested awards, and, in the event of a change of control of the Company and up to 12 months thereafter, in the event of a material adverse change to Mrs. Franco-Yehuda’s employment terms as a result of such change of control, or if Mrs. Franco-Yehuda is terminated as a result of such change in control, a notice period of 3 months, as well as the adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than a six months’ adjustment period in the aggregate. In addition, Mrs. Franco-Yehuda will be entitled to receive equity awards as awarded by our Board at its sole discretion.

Amended and Restated Consulting Agreement with Rose Hitech Ltd.

On September 10, 2020, the Company entered into an amended and restated consulting agreement with Rose Hitech Ltd., pursuant to which we compensate Mr. Aberman, our Executive Chairman, and which supersedes the existing consulting agreement with Rose Hitech Ltd. Pursuant to the agreement, we have agreed to pay Mr. Aberman, or an entity he controls, a monthly fee of 149,500 NIS, decreasing to 142,250 NIS commencing on January 1, 2021 and effective through the earlier of December 31, 2021 or the filing of a BLA. Upon the expiration of the consulting agreement, we intend to enter into a new consulting agreement with Mr. Aberman or an entity which he controls. In addition, we have agreed to pay a special bonus of 1.5% of the sums actually received by us from strategic deals. Pursuant to the agreement, we have also agreed to provide Mr. Aberman with a monthly car expenses reimbursement, cellular phone and reimbursement for certain other expenses. The agreement may be terminated by us or Mr. Aberman with ninety days’ prior notice. While the agreement will be terminated on the earlier of December 31, 2021 or upon the filing of a BLA, we have agreed to pay Mr. Aberman an adjustment fee as provided above, but only during the period between January 1, 2021 and December 31, 2021, or in the event of a change of control equal to nine months of consulting fees; provided, however that such adjustment fees shall be paid in two installments as follows: (i) 38,250 NIS on January 1, 2021, and 1,307,250 NIS on December 31, 2021. Mr. Aberman will also be subject to standard confidentiality, intellectual property assignment and non-compete provisions.

In addition, Mr. Aberman will be entitled to receive equity awards as awarded by our Board at its sole discretion. Any awards issued to Mr. Aberman will be entitled to acceleration subject to the following terms: (i) in the case of our termination of the agreement, 100% of any unvested award, (ii) in the case of the termination of the agreement by Mr. Aberman, 50% of any unvested award, and (iii) in the event of a change of control transaction (as defined in the agreement), 100% of any unvested awards.

In the event of a change in control of the Company, and up to 12 months thereafter, in the event of a material adverse change to Mr. Aberman’s consulting terms as a result of such change of control, or if the consulting agreement is terminated as a result of such change in control, an adjustment fee that equals his monthly salary amount multiplied by nine, and a notice period of 90 days.

Equity Grants

Our Board approved a grant of 1,000,000 RSUs to Mr. Yanay and 1,000,000 RSUs to Mr. Aberman. For each of Messrs. Yanay and Aberman, 500,000 RSUs vest over four years as follows: 12.5% shall vest on the 6 month anniversary of the date of grant and the remaining shares vest in 14 equal installments every 3 months the thereafter. The remaining 500,000 RSUs vest in full upon milestone achievement of increasing market capitalization of our Common Stock on the Nasdaq Capital Market to $550 million within no more than 3 years from the date of grant.

Our Board also approved a grant of 100,000 RSUs to Mrs. Franco-Yehuda. Such RSUs vest over four years as follows: 12.5% shall vest on the 6 month anniversary of the date of grant and the remaining shares vest in 14 equal installments every 3 months thereafter.

Director Grants and Bonus

On September 10, 2020, we agreed to issue a grant of 20,000 RSUs to each of our non-executive directors. Each such RSU vests over four years as follows: 12.5% shall vest on the 6 month anniversary of the date of grant and the remaining shares vest in 14 equal installments every 3 months thereafter.

Amended and Restated Bylaws

On September 10, 2020, the Board approved Amended and Restated Bylaws, or the Bylaws. The Bylaws were revised as follows: (i) Article I, Section 2 of the Bylaws provides that a holder of a majority of the issued and outstanding equity securities of the Company may call a special meeting of stockholders, (ii) Article II, Section 2 clarifies that each director shall serve his or her term until his or her successor is duly elected or until his or her office has been declared vacant in the manner provided in Bylaws, (iii) Article II, Section 6 has been revised to remove the ability of a Vice President to call a meeting of the Board, and (iv) Article VI, Section 7 includes a forum selection clause that limits certain types of lawsuits that may be brought against the Company to Federal courts located in the State of Nevada.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held With Company	Age	Date First Elected or Appointed
Zami Aberman	Executive Chairman	66	June 23, 2019
Yaky Yanay	President Director Chief Executive Officer	49	February 4, 2014 February 5, 2015 June 23, 2019
Chen Franco-Yehuda	Chief Financial Officer, Treasurer and Secretary	37	March 14, 2019
Doron Shorrer	Director	67	October 2, 2003
Isaac Braun	Director	67	July 6, 2005
Mark Germain	Director	70	May 17, 2007
Moria Kwiat	Director	41	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Executive Chairman since June 2019, as our Co-Chief Executive Officer from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the Placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board, or the Board. Since October 2015, he has served as a Director of The Alliance for Regenerative Medicine. He has 25 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

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

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our CEO from June 2019, previously serving as Co-CEO from March 2017. Mr. Yanay has served in variety of executive positions in Pluristem since 2006 including as our Chief Financial Officer from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. From 2015 to 2018, Mr. Yanay served as the Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries and since August 2012 has continually served as a Director of IATI, representing Israel’s life sciences industry. Prior to joining the Company, Mr. Yanay founded and served as Chairman of “The Israeli Life Science Forum” and also served as the CFO of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the board of directors of Elbit Vision Systems Ltd. Prior to these positions, Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.

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

Mark Germain

Mr. Germain became a director of the Company in May 2007. Between May 2007 and February 2009, Mr. Germain served as Co-Chairman of our Board. Mr. Germain has been a merchant banker serving primarily the biotech and life sciences industries for over five years. He has been involved as a founder, director, chairman of the board of, and/or investor in, over twenty companies in the biotech field and assisted many of them in arranging corporate partnerships, acquiring technology, entering into mergers and acquisitions, and executing financings and going public transactions. He graduated from New York University School of Law in 1975, Order of the Coif, and was a partner in a New York law firm practicing corporate and securities law before leaving in 1986. Since then, and until he entered the biotech field in 1991, he served in senior executive capacities, including as president of a public company that was sold in 1991. In addition to being a director of the Company, Mr. Germain is a Managing Director at The ÆNTIB Group, a boutique merchant bank. From June 2018 through September 2019, Mr. Germain also served as Vice Chairman of the board of BiondVax Pharmaceuticals Ltd., a company based in Israel engaging in a Phase III clinical trials for a universal flu vaccine, and, since September 2019 has served as the chairman of the board of BiondVax Pharmaceuticals Ltd.

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

Chen Franco-Yehuda

Mrs. Franco-Yehuda was appointed as our CFO, effective as of March 17, 2019. Prior to being appointed as our Chief Financial Officer, or CFO, Mrs. Franco-Yehuda served as the Company’s Head of Accounting and Financial Reporting since July 2016 and, prior to that, the Company’s Controller since May 2013. Before joining the Company, from October 2008 to April 2013, Mrs. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014.

Mrs. Franco-Yehuda holds a bachelor’s degree in economics and accounting from Haifa University, and is a certified public accountant in Israel.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until June 30, 2020 the members of our Audit Committee were Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. As a result of the voting outcome from the 2020 Annual Meeting, on June 30, 2020, each of Messrs. Ben-Yoram and Rosman resigned as members of the Board effective immediately. Messrs. Ben-Yoram’s and Rosman’s resignations as members of the Board also constituted their resignations as members of the Audit Committee. Effective July 1, 2020, the Board appointed Ms. Kwiat and Mr. Braun to serve on the Audit Committee and determined that Mr. Doron Shorrer is an Audit Committee financial expert. Doron Shorrer is the Chairman of the Audit Committee, and our Board has determined that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Audit Committee operates under a written charter that is posted on our website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

●	Appointing, compensating and retaining our registered independent public accounting firm;

●	Overseeing the work performed by any outside accounting firm;

●	Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial report provided by us to the SEC, our stockholders or to the general public, and (ii) our internal financial and accounting controls; and

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

Our Audit Committee held seven meetings from July 1, 2019 through June 30, 2020 (fiscal year 2020).

Compensation Committee

Until June 30, 2020 the members of our Compensation Committee were Doron Shorrer, Nachum Rosman and Israel Ben-Yoram. As a result of the voting outcome from the 2020 Annual Meeting, on June 30, 2020, Messrs. Israel Ben-Yoram and Rosman resigned as members of the Board, effective immediately. Messrs. Ben-Yoram’s and Rosman’s resignations as members of the Board also constituted their resignations as members of the Compensation Committee. Effective July 1, 2020, the Board appointed Mr. Braun to serve on the Compensation Committee. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.pluristem.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Compensation Committee include:

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

Our Compensation Committee held nine meetings during fiscal year 2020. The Compensation Committee did not receive advice from or retain any consultants during fiscal year 2020.

Nominating Committee

Until June 30, 2020 the members of our Nominating Committee were Mark Germain, Doron Shorrer and Nachum Rosman. As a result of the voting outcome from the 2020 Annual Meeting, on June 30, 2020, Mr. Rosman resigned as member of the Board, effective immediately. Nachum Rosman’s resignations as members of the Board also constituted his resignations as member of the Nominating Committee. Mr. Germain is the Chairman of the Nominating Committee. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on the “Investors” section of our website, www.pluristem.com. The primary responsibilities of our Nominating Committee include:

●	Overseeing the composition and size of the Board, developing qualification criteria for Board members and actively seeking, interviewing and screening individuals qualified to become Board members for recommendation to the Board;

●	Recommending the composition of the Board for each annual meeting of stockholders; and

●	Reviewing periodically with the Chairman of the Board and the Chief Executive Officer the succession plans relating to positions held by directors, and making recommendations to the Board with respect to the selection and development of individuals to occupy those positions.

Director Nominations

The Nominating Committee is responsible for developing and approving criteria, with Board approval, for candidates for Board membership. The Nominating Committee is responsible for overseeing the composition and size of the Board, developing qualification criteria for Board members and actively seeking, interviewing and screening individuals qualified to become Board members for recommendation to the Board and for recommending the composition of the Board for each of the Company’s annual meetings. The Board as a whole is responsible for nominating individuals for election to the Board by the stockholders and for filling vacancies on the Board that may occur between annual meetings of the stockholders.

Nominees for director will be selected on the basis of their integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. No particular criteria will be a prerequisite or will be assigned a specific weight, nor does the Company have a diversity policy. The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

We have never received communications from stockholders recommending individuals to any of our independent directors. Therefore we do not yet have a policy with regard to the consideration of any director candidates recommended by stockholders.  In fiscal year 2020, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board.  We have not received any recommendations from stockholders for Board nominees. All of the nominees for election at the Meeting are current members of our Board.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board, our officers including our CEO (being our principal executive officer) and our CFO (being our principal financial and accounting officer) and our employees.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except as follows:

●	A Form 3, filed on June 29, 2020, was filed late by Clover Wolf Capital – Limited Partnership, which did not involve a transaction; and
●	Two reports on Form 4, filed on June 29, 2020 and July 7, 2020, were filed late by Clover Wolf Capital – Limited Partnership, resulting in 11 transactions and 4 transactions, respectively, not being reported on a timely basis.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board is comprised solely of independent directors as defined by Nasdaq and non-employee directors as defined by Rule 16b-3 under the Exchange Act. The Compensation Committee has the authority and responsibility to review and make recommendations to the Board regarding the compensation of our CEO, Executive Chairman and CFO. Our named executive officers for fiscal year 2020 are those three individuals listed in the 2020 “Summary Compensation Table” below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in “Board Meetings and Committees—Compensation Committee” section of this Annual Report.

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

The Compensation Committee reviews the allocation of compensation components regularly to ensure alignment with strategic and operating goals, competitive market practices and legislative changes. The Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract, hire, and retain well-qualified executives. Other compensation elements, such as long-term incentive opportunities, are designed to motivate and reward performance. Long-term incentives are intended to reward our long-term performance and executing our business strategy, and to strongly align named executive officers’ interests with those of shareholders. As such, from time to time, the Compensation Committee, and/or the Board, may engage external consultants to provide the Company with data that the Compensation Committee and/or Board may deem to be appropriate in determining the compensation of our executive officers, and the compensation, if any, paid to the members of the Board.

With respect to equity compensation, the Compensation Committee makes awards to executives under our equity compensation plans as approved by the Board. Executive compensation is paid or granted based on such matters as the Compensation Committee deems appropriate, including our financial and operating performance, the alignment of the interests of the executive officers and our shareholders, the performance of our common stock and our ability to attract and retain qualified individuals.

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base salary or monthly compensation; (ii) performance based bonuses; (iii) long-term equity incentive compensation in the form of RSU grants; and (iv) benefits and perquisites.

In establishing overall executive compensation levels and making specific compensation decisions for our executive officers in fiscal year 2020, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards and expected contribution. In that regard, our Compensation Committee decided to provide our Executive Chairman, Mr. Aberman, and our CEO, Mr. Yanay, with base salaries, RSU awards, acceleration of such awards under certain circumstances, and performance based bonuses in their respective employment and/or consulting agreement, as opposed to certain terms contained in our CFO’s employment agreement, as amended, and compensation package, based on their respective positions, seniority and scope of responsibilities.

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

On September 10, 2020, our Board, upon recommendation from our Compensation Committee, approved new compensation arrangements for our CEO, CFO and Executive Chairman as well as our non-executive directors. In that regard, the Compensation Committee recently engaged Deloitte Israel to review the Company’s existing compensation structure for its executive officers and non-executive directors. Such review included a benchmark analysis that evaluated the compensation that we pay our CEO, CFO, Executive Chairman and non-executive directors in comparison to our peer group. When evaluating the appropriateness of our compensation peer group, the Compensation Committee seeks to construct and approve a peer group of companies in similar industries of similar size to that of our Company. As a result, the Company has revised its compensation structure for its executive officers, Executive Chairman and non-executive directors as further described herein, which shall impact such compensation for the fiscal year ending June 30, 2021.

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

Base salaries and/or monthly compensation are established in part based on the individual experience, skills and expected contributions of our executives and our executives’ performance during the prior year. Compensation adjustments are made occasionally based on changes in an executive’s level of responsibility, Company progress or on changed local and specific executive employment market conditions.

On June 30, 2019, the Board, upon the recommendation of our Compensation Committee, approved, as part of a comprehensive plan to reduce expenses, the reduction of the annual salary of our CEO and the annual compensation paid to our Executive Chairman, each by 25% from their current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020.

On February 6, 2020, the Board, upon the recommendation of our Compensation Committee, approved the increase of our CFO’s salary from NIS 36,000 per month to NIS 42,000 per month effective February 1, 2020.

On March 26, 2020, the Board, upon the recommendation of our Compensation Committee, approved the reduction of the annual salary of the CEO, the annual compensation paid to the Executive Chairman, and the annual salary of the CFO each by 50% from their annual salaries as provided in their respective employment and consulting agreements with the Company, until such time as the Company obtains better clarity on the global impact of COVID-19, or the COVID-19 Executive Compensation Reductions.

On May 7 ,2020, the Board approved, effective May 1, 2020, the partial reinstatement of the annual salary, paid monthly, to our CEO, the annual compensation, paid monthly, to our Executive Chairman, and the annual salary, paid monthly, of our CFO each up to 85% from their annual salaries, paid on a monthly basis, as provided in their respective employment and consulting agreements with the Company, or the Partial Salary Reinstatement. The Board also determined that effective on June 1, 2020, such annual fees, salaries and compensation, paid monthly, shall be reinstated at 100%, or the Full Salary Reinstatement.

On September 10, 2020, at the recommendation of our Compensation Committee, our Board approved, effective as of January 1, 2021, on the one hand, an increase to the base salary of our CEO and CFO such that the respective salaries will increase to 99,000 NIS and 65,000NIS, and on the other hand, a decrease to the monthly consulting fee of our Executive Chairman to 142,250 NIS per month starting January 1, 2021 and effective through the earlier of December 31, 2021 or the filing of a BLA. Upon the expiration of the consulting agreement, we intend to enter into a new consulting agreement with Mr. Aberman or an entity which he controls. As a result of these changes, we entered into new employment and service agreements, as the case may be, with of each of our CEO, CFO and Executive Chairman. In this Annual Report, we refer to such base salary amendments as the 2021 Base Salary Adjustments.

In addition, Mr. Aberman and Mr. Yanay are no longer eligible for annual director fees.

Performance Based Bonus

Given the nature of our business, the determination of incentives for our executives is generally tied to success in promoting our Company’s development. We are continually seeking non-dilutive sources of funding. In addition, a key component of our strategy is to develop and manufacture cell therapy products for the treatment of multiple disorders through collaboration with other companies and entering into licensing agreements with such companies, such as our agreement with CHA. Therefore, in order to reward our Executive Chairman and CEO, each of Mr. Yanay and Mr. Aberman will be entitled to a bonus equal to 1.5% of amounts received by us from non-dilutive funding received, among other things, from corporate partnering and strategic deals.

On September 10, 2020, our Board, upon recommendation by our Compensation Committee, approved a bonus for Mrs. Franco-Yehuda of 0.5% of amounts received by us from strategic deals or up to the equivalent of three times her monthly salary at the discretion of the Board. Mr. Yanay will also be eligible for a special bonus of up to three times his salary, payable at the discretion of the Board or the Compensation Committee. In addition, our Board approved a target bonus to our CEO, Mr. Yanay, equal to up to seven times his monthly salary and to our CFO, Mrs. Franco-Yehuda, of up to five and a half times her monthly salary, subject to milestones and performance targets that will be set by our Compensation Committee. The Board approved the changes to the performance based bonuses of our CEO and CFO in order to support our business strategy and to promote extraordinary performance and achievement.

On May 7, 2020, the Board, upon the recommendation of our Compensation Committee, approved a one-time bonus to our CFO of NIS 50,000, or approximately $14,000 for her extraordinary efforts relating to the EIB Agreement.

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

We chose to grant RSU awards and not options because RSU awards, once vested, always have an immediate financial value to the holder thereof, unlike options where the exercise price might be below the current market price of the shares and therefore not have any intrinsic value to the holder thereof. Our Executive Chairman, CEO and CFO are entitled to acceleration of the vesting of their awards in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested award and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, our Executive Chairman, CEO and CFO are entitled to an acceleration of 100% of any unvested RSUs in the event of a change in control as defined in their consulting or employment agreement. All grants are approved, upon receipt of recommendation by our Compensation Committee, by our Board.

Benefits and Perquisites

Generally, benefits available to Mr. Yanay and Mrs. Franco-Yehuda are available to all employees on similar terms and include welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits in Israel. We provide our named executive officers with a phone and a Company car, or reimbursement for car or phone expenses, which are customary benefits in Israel to managers and officers. Our Executive Chairman and CEO are also entitled to receive, once a year, a fixed sum equal to the amount of the monthly compensation to such Executive Chairman and CEO. Subsequent to our fiscal year 2020, following the 2021 Base Salary Adjustments, this fixed sum payment will no longer be paid to our Executive Chairman or CEO.

While the agreement will be terminated on the earlier of December 31, 2021 or upon the filing of a BLA, we have agreed to pay Mr. Aberman an adjustment fee as provided above, but only during the period between January 1, 2021 and December 31, 2021, or in the event of a change of control equal to nine months of consulting fees; provided, however that such adjustment fees shall be paid in two installments as follows: (i) 38,250 NIS on January 1, 2021, and 1,307,250 NIS on December 31, 2021.

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

In conjunction with the 2021 Base Salary Adjustments, the employment agreement of our CFO was amended to also provide for an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remained in force from June 30, 2020, but in any event no more than six months of adjustment fees in the aggregate.

Mrs. Chen Franco-Yehuda is also entitled to severance pay upon termination of employment for any reason, including retirement, based on 8.333% of her monthly base salary, according to section 14 of the Severance Pay Law, 1963.

We do not believe that the benefits and perquisites described above deviate materially from the customary practice for compensation of executive officers by other companies similar in size and stage of development in Israel.

Summary Compensation Table

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended June 30, 2020 and 2019. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year		Salary ($) (1)		Stock-based Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Zami Aberman	2020		439,704	(5)	-	61,540	501,244
Executive Chairman	2019	(4)	551,137	(5)	478,500	66,857	1,096,494
Yaky Yanay	2020		320,911	(7)	-	29,466	350,377
CEO	2019	(6)	396,632	(7)	461,100	29,253	886,985
Chen Franco-Yehuda	2020		179,229		-	28,461	207,690
CFO	2019	(8)	78,889		112,329	13,599	204,817

(1)	Salary payments which were in NIS, were translated into US$ at the then current exchange rate for each payment. The salaries of Mr. Yanay and Mrs. Franco-Yehuda are comprised of base salaries and additional payments and provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel.

(2)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2020 included elsewhere in this Annual Report.

(3)	Represents cost to us in connection with car or car expenses reimbursement and mobile phone expenses. The Company also pays our CEO and Executive Chairman the tax associated with this benefit, which is grossed up and included in the “all other compensation” column for Mr. Aberman. Mr. Yanay’s gross up is part of the amount in the Salary column in the table above. For our CFO “all other compensation” includes a onetime bonus of NIS 50,000, or approximately $14,000.

(4)	Mr. Aberman ceased to serve as our Co-CEO and commenced to serve solely in his capacity as Executive Chairman on June 24, 2019. The compensation reflects amounts received during the entire fiscal year.

(5)	Includes $18,486 and $23,068 paid to Mr. Aberman as compensation for services as a director in fiscal year 2020 and 2019 respectively.

(6)	Mr. Yanay ceased to serve as our Co-CEO and commenced to serve as the sole CEO on June 24, 2019. The compensation reflects amounts received during the entire fiscal year.

(7)	Includes $18,400 and $23,582 paid to Mr. Yanay as compensation for services as a director in fiscal year 2020 and 2019, respectively.

(8)	Mrs. Franco-Yehuda was appointed as our CFO on March 14, 2019. The compensation reflects amounts received during the entire fiscal year.

During the fiscal year ended June 30, 2020, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Mr. Aberman is engaged with us as a consultant and currently receives a monthly consulting fee of 149,500 NIS (approximately $43,000 per month). In addition, Mr. Aberman is entitled once a year to receive an additional amount that equals the monthly consulting fee. All amounts above are paid plus value added tax. Mr. Aberman is also entitled to a performance based bonus of one and a half percent (1.5%) from amounts received by us from non-diluting funding and strategic deals. Mr. Aberman is entitled to car expenses reimbursement. In addition, Mr. Aberman received annual director fees of $20,000 (set at a rate of 4.25 NIS per U.S. dollar). On June 30, 2019, our Board, upon the recommendation of our Compensation Committee, approved the reduction of the annual compensation paid to Mr. Aberman, and his annual fees paid to him as a director, by 25% from his current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020. On March 26, 2020, the Board, upon the recommendation of our Compensation Committee, approved the COVID-19 Executive Compensation Reduction. On May 7, 2020, the Board approved, effective May 1, 2020, the Partial Salary Reinstatement. In addition, effective June 1, 2020, the Full Salary Reinstatement took effect.

(b)	Mr. Yanay received a monthly salary of 80,000 NIS, approximately $23,000 per month. In addition, Mr. Yanay was entitled once a year to receive an additional amount that equals his monthly salary. Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement. Furthermore, Mr. Yanay was entitled to a performance based bonus of one percent (1.5%) from amounts received by us from non-diluting funding and strategic deals. Mr. Yanay received annual director fees of $20,000 (set at a rate of 4.25 NIS per U.S. dollar). On June 30, 2019, our Board, upon the recommendation of our Compensation Committee, approved the reduction of the annual salary of Mr. Yanay, and the annual fees paid to him as a director, by 25% from his current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020. On March 26 ,2020, the Board, upon the recommendation of our Compensation Committee, approved the COVID-19 Executive Compensation Reduction. On May 7, 2020, the Board approved, effective May 1, 2020, the Partial Salary Reinstatement. In addition, effective June 1, 2020, the Full Salary Reinstatement took effect.

(c)	Mrs. Franco-Yehuda’s monthly salary was 42,000 NIS. Mrs. Franco-Yehuda receives car and cellular phone expense reimbursements pursuant to the terms of her agreement. On March 26, 2020, the Board, upon the recommendation of our Compensation Committee, approved the COVID-19 Executive Compensation Reduction. On May 7, 2020, the Board approved, effective May 1, 2020, the Partial Salary Reinstatement. In addition, effective June 1, 2020, the Full Salary Reinstatement took effect.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Aberman’s Consulting Agreement, he will be entitled to receive an adjustment fee that equals the monthly consulting fees multiplied by nine; (ii) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (iii) in the event of termination of Mrs. Franco-Yehuda’s employment, she is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and in addition, effective as September 10, 2020, she will be entitled to receive an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than six years in the aggregate.

In addition, Mr. Aberman and Mr. Yanay are entitled to acceleration of the vesting of their stock options and restricted stock in the following circumstances: (1) if we terminate their employment, they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award. In addition, Mr. Aberman, Mr. Yanay and Mrs. Franco-Yehuda are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective consulting and employment agreements. Effective September 10, 2020, Mrs. Franco-Yehuda is also entitled to an acceleration of the vesting of any unvested awards in the following circumstances: (1) if we terminate her employment, she will be entitled to acceleration of 100% of any unvested award and (2) if she resigns, she will be entitled to acceleration of 50% of any unvested awards.

The following table displays the value of what our CEO, Executive Chairman and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2020.

Officer	Salary	Accelerated Vesting of RSUs (1)		Total

Zami Aberman
Terminated due to officer resignation	$388,200	$364,650	(2)	$752,850
Terminated due to discharge of officer	$388,200	$729,300	(3)	$1,117,500
Change in control	-	$729,300	(4)	$729,300

Yaky Yanay
Terminated due to officer resignation	$421,708	$362,440	(2)	$784,148
Terminated due to discharge of officer	$421,708	$724,880	(3)	$1,146,588
Change in control	-	$724,880	(4)	$724,880

Chen Franco Yehuda
Terminated due to officer resignation	$36,378	-		$36,378
Terminated due to discharge of officer	$36,378	-		$36,378
Change in control	-	$77,129	(4)	$77,129	(4)

(1)	Value shown represents the difference between the closing market price of our shares of common stock on June 30, 2020 of $8.84 per share and the applicable exercise price of each grant.
(2)	50% of all unvested RSUs issued under the applicable equity incentive plans vest upon a termination without cause under the terms of those plans.
(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon a termination due to discharge.
(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options, RSUs or restricted shares at the discretion of our Board in the future.

Grants of Plan-Based Awards

There were no grants of plan-based equity awards made to our named executive officers during the fiscal year ended June 30, 2020.

Outstanding Equity Awards at the End of Fiscal Year 2020

The following table presents the outstanding equity awards held as of June 30, 2020 by our named executive officers:

Number of Securities Underlying Unexercised Stock Awards
Name	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Zami Aberman	50,000	(1)	$442,000
	32,500	(2)	$287,300
Yaky Yanay	50,000	(1)	$442,000
	32,000	(3)	$282,880
Chen Franco-Yehuda	625	(4)	$5,525
	1,850	(5)	$16,354
	6,250	(6)	$55,250

(1)	50,000 RSUs vest in 4 equal installments of 12,500 on September 22, 2020 and every 3 months thereafter.

(2)	32,500 RSUs vest as follows:

a.	7,500 RSUs vest in 2 equal installments of 3,750 on September 19, 2020 and 3 months thereafter, and

b.	25,000 RSUs vest in 8 equal installments of 3,125 on March 19, 2021 and every 3 months thereafter.

(3)	32,500 RSUs vest as follows:

a.	7,000 RSUs vest in 2 equal installments of 3,500 on September 19, 2020 and 3 months thereafter, and

b.	25,000 RSUs vest in 8 equal installments of 3,125 on March 19, 2021 and every 3 months thereafter.

(4)	625 RSUs vest as follows:

a.	625 RSUs vest on June 14, 2021.

(5)	1,850 RSUs vest as follows:

a.	250 RSUs vest in 2 equal installments of 125 on September 19, 2020 and 3 months thereafter,

b.	1,000 RSUs vest in 8 equal installments of 125 on March 19, 2021 and every 3 months thereafter, and

c.	600 RSUs vest on December 19, 2022.

(6)	6,250 RSUs vest as follows:

a.	2,250 RSUs vest in 3 equal installments of 750 on September 28, 2020 and every 3 months thereafter, and

b.	4,000 RSUs vest as follows: 12.5% vest on June 28, 2021 and the remaining shares vest in 8 equal installments every 3 months thereafter.

Option Exercises and Stock Vested Table

The following table presents the named executive officers’ RSUs that vested during fiscal year 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zami Aberman	65,000	255,888
Yaky Yanay	64,000	251,120
Chen Yehuda-Franco	5,175	25,738

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the 2016 Equity Compensation Plan, or the 2016 Plan, and the 2019 Equity Compensation Plan, or the 2019 Plan, described in Item 12 below.

Compensation of Directors

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2020:

Name	Fees Earned or Paid in Cash ($)	Stock-based Awards ($) (1)	Total ($)
Mark Germain	17,291	-	17,291
Nachum Rosman (2)	21,998	-	21,998
Doron Shorrer	22,479	-	22,479
Hava Meretzki (3)	19,233	-	19,233
Isaac Braun	20,630	-	20,630
Israel Ben-Yoram (2)	21,723	-	21,723
Moria Kwiat	20,105	-	20,105

(1)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 2(l) to our consolidated financial statements for fiscal year 2020 included elsewhere in this Annual Report.

(2)	Effective as of June 29, 2020, and the result of the 2020 Annual Meeting, this director was not reappointed to serve on the Board.

(3)	Ms. Meretzki was not re-nominated as a director nominee, and therefore, effective as of June 29, 2020, Ms. Meretzki ceased to serve on the Board.

We reimburse our directors for expenses incurred in connection with attending board meetings according to a written and Board approved policy. We provided the following compensation for directors: annual cash compensation of $15,000; meeting participation fees of $935 per in-person meeting; and for meeting participation by telephone, $435 per meeting. The Board has determined that the dollar rate would be not less than 4.25 NIS per dollar. On September 10, 2020, our Board, upon the recommendation of our Compensation Committee, approved the change of their current compensation components to an annual fee of $35,000 and we will no longer pay additional payments based on meeting participation. In addition, members of our Board of Director committees shall be compensated as follows (i) the Chairman of our Audit Committee shall receive an additional annual fee of $10,000 and, in the event of an annual equity grant issued to directors, or an Annual Director Grant, an additional 10% of equity securities in addition to such grant, and each other member of the Audit Committee shall receive an additional annual fee of $3,000 and, in the event of an Annual Director Grant, an additional 3% of equity securities in addition to such grant; (ii) the Chairman of our Compensation Committee shall receive an additional annual fee of $4,000 and, in the event of an Annual Director Grant, an additional 4% of equity securities in addition to such grant, and each other member of the Compensation Committee shall receive an additional annual fee of $2,000 and, in the event of an Annual Director Grant, an additional 2% of equity securities in addition to such grant; and (iii) the Chairman of our Nominating Committee shall receive an additional annual fee of $4,000 and, in the event of an Annual Director Grant, an additional 4% of equity securities in addition to such grant, and each other member of the Nominating Committee shall receive an additional annual fee of $2,000 and, in the event of an Annual Director Grant, an additional 2% of equity securities in addition to such grant.

On June 30, 2019, our Board, upon the recommendation of our Compensation Committee, approved the reduction of the annual fees paid to each of our directors by 25% from their current levels until the earlier of closing market capitalization on the Nasdaq Capital Market reaching $170 million; or (2) June 30, 2020. On March 26 ,2020, the Board, upon the recommendation of our Compensation Committee, approved the reduction of the annual fee paid to each director by an additional 25%, such that their annual fee was cut by 50%, until such time as the Company obtains better clarity on the global impact of COVID-19. On May 7, 2020, the Board approved, effective May 1, 2020, a partial reinstatement of the annual fee, paid monthly, to each non-executive director of the Company to 85% of such fee. In addition, effective June 1, 2020, the aforementioned compensation reductions no longer applied to the monthly fee of each director and their prior fees reverted back to their prior levels. The non-executive directors, as a group, were also entitled to two and a half percent (2.5%) in cash based on amounts received by us from non-diluting funding and strategic deals, as previously determined by the Board and/or the Compensation Committee; effective September 10, 2020, the non-executive directors are no longer entitled to any such bonuses, however in exceptional circumstances members of the Board may receive bonuses of up to $75,000 per year for extraordinary performance, as well as discretionary bonuses in special circumstances as the Board or the Compensation Committee may decide. During fiscal year 2020, we paid a total of $143,459 in cash to directors as compensation. This amount does not include compensation to Mr. Aberman and Mr. Yanay in their capacity as directors, which is reflected in the Summary Compensation Table for fiscal year 2020 above.

As of June 30, 2020, we have outstanding grants to our non-executive directors aggregating 492,576 restricted shares and RSUs of which 365,861 were exercisable or vested, as the case may be, as follows:

Name	Total of Options, restricted shares and RSUs Granted	Total of restricted shares and RSUs exercisable and vested
Mark Germain	80,646	51,179
Nachum Rosman (1)	83,596	51,812
Doron Shorrer	87,596	76,036
Hava Meretzki (2)	58,621	50,691
Isaac Braun	58,621	50,691
Israel Ben-Yoram (1)	87,746	58,545
Moria Kwiat	35,750	26,907
Total	492,576	365,861

(1)	Effective as of June 29, 2020, and the result of the 2020 Annual Meeting, this director was not reappointed to serve on the Board.

(2)	Ms. Meretzki was not re-nominated as a director nominee, and therefore, effective as of June 29, 2020, Ms. Meretzki ceased to serve on the Board.

For all directors, the vesting of directors’ stock options, RSUs and restricted stock accelerates in the following circumstances: (1) if the director is not re-nominated to serve on the Board or the director is not re-elected by stockholders at a special or annual meeting, this will result in the acceleration of 100% of any unvested award and (2) the voluntary resignation of a director will result in the acceleration of 50% of any unvested award. In addition, a change in control will result in the acceleration of 100% of any unvested award of our directors.

As a result of the voting outcome from the 2020 Annual Meeting, on June 30, 2020, unvested awards held by Messrs. Ben-Yoram and Rosman were accelerated on July 1, 2020 and resulted in the vesting of 11,221 RSUs for Mr. Ben Yoram and 11,560 RSUs for Mr. Rosman.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 4, 2020 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Pluristem Therapeutics Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage
Directors and Named Executive Officers

Zami Aberman Executive Chairman of the Board of Directors	446,005	(2)	1.7%

Yaky Yanay CEO, President and Director	373,098	(2)	1.5%

Chen Franco-Yehuda	9,866		*
CFO

Isaac Braun Director	61,845	(3)	*

Mark Germain Director	52,781		*

Moria Kwiat Director	33,606	(4)	*

Doron Shorrer Director	80,516	(5)	*

Directors and Executive Officers as a group (7 persons)	1,269,686	(6)	5.0%

5% Stockholders
Clover Wolf Capital – Limited Partnership	3,729,737	(7)	14.6%

* = less than 1%

(1)	Based on 25,554,668 shares of common stock issued and outstanding as of September 4, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes a warrant to acquire up to 7,143 shares.

(3)	Includes a warrant to acquire up to 5,000 shares.

(4)	Includes a warrant to acquire up to 2,857 shares.

(5)	Includes a warrant to acquire up to 1,429 shares.

(6)	Includes warrants to acquire up to 30,715 shares.

(7)	Based solely on information contained in Form 4 filed with the SEC on August 3, 2020, and data provided by the holder. Clover Wolf Ltd. is the General Partner of Clover Wolf Capital – Limited Partnership. Adi Wolf is the Managing Member and Chief Executive Officer of Clover Wolf Capital – Limited Partnership and also the Chief Executive Officer of Clover Wolf Ltd. All investment decisions are made by Adi Wolf, and thus the power to vote or direct the votes of these shares of Common Stock, as well as the power to dispose or direct the disposition of such shares of Common Stock is held by Adi Wolf through Clover Wolf Capital – Limited Partnership and Clover Wolf Ltd. The address of Clover Wolf Capital – Limited Partnership is 24 Bodenhimer Street, Tel Aviv, Israel 6200838.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	54,871	$0	5,256,387

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the arrangements described in Item 11 no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during fiscal year 2020, in which the amount involved in the transaction exceeded or exceeds $120,000.

The Board has determined that Doron Shorrer, Isaac Braun, Moria Kwiat and Mark Germain are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

Item 14. Principal Accounting Fees and Services

The fees for services provided by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, to the Company in the last two fiscal years were as follows:

	Twelve months ended on June 30, 2020	Twelve months ended on June 30, 2019

Audit Fees	$110,041	$172,014

Audit-Related Fees	None	None

Tax Fees	$27,072	$19,831

All Other Fees	None	$26,231

Total Fees	$137,113	$218,076

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

PART IV

Item 15. Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on July 2, 2020 (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-3 filed on July 16, 2020).

3.2	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on July 2, 2020 (incorporated by reference to Exhibit 4.2 of our registration statement on Form S-3 filed on July 16, 2020).

3.3*	Amended and Restated By-laws as amended on September 10, 2020.

3.4*	Amended and Restated By-laws as amended on September 10, 2020 (marked).

4.1	Form of Common Stock Purchase Warrant dated January 25, 2017 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 20, 2017).

4.2	Form of Common Stock Purchase Warrant dated April 2019 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on April 5, 2019).

4.3*	Description of Securities.

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated July 31, 2012 (incorporated by reference to Exhibit 10.3 of our annual report on Form 10-K filed on September 11, 2013).

10.3	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2012 (incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K filed on September 11, 2013).

10.4	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated February 3, 2015 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 6, 2015).

10.5	Assignment Agreement dated May 15, 2007 between Pluristem Therapeutics Inc. and each of Technion Research and Development Foundation Ltd., Shai Meretzki, Dr. Shoshana Merchav (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 24, 2007).

10.6	Assignment Agreement dated May 15, 2007 between Pluristem Therapeutics Inc. and Yeda Research and Development Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 24, 2007).

10.7	Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).

10.8*	Summary of Directors’ Ongoing Compensation. +

10.9	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016). +

10.10	Form of Stock Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016). +

10.11	Form of Restricted Stock Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016). +

10.12	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016). +

10.13	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019). +

10.14	Form of Stock Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 12, 2019). +

10.15	Form of Restricted Stock Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019). +

10.16	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 12, 2019). +

10.17*	Amended and Restated Consulting Agreement between Pluristem Ltd. and Rose High Tech Ltd. dated September 10, 2020. +

10.18*	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020. +

10.19*	Amended and Restated Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 10, 2020. +

10.20*^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020.

10.21	Open Market Sales Agreement, dated July 16, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of our registration statement on Form S-3 filed on July 16, 2020).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kost Forer Gabbay & Kasierer, A member of Ernst & Young Global.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chen Franco-Yehuda.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Chen Franco-Yehuda.

101 *	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to Pluristem if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluristem Therapeutics Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President

Dated: September 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay

Yaky Yanay, Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: September 10, 2020

By:	/s/ Chen Franco-Yehuda

Chen Franco-Yehuda, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Dated: September 10, 2020

By:	/s/ Zami Aberman
Zami Aberman, Executive Chairman of the Board of Directors
Dated: September 10, 2020

By:	/s/ Isaac Braun
Isaac Braun, Director
Dated: September 10, 2020

By:	/s/ Mark Germain
Mark Germain, Director
Dated: September 10, 2020

By:	/s/ Moria Kwiat
Moria Kwiat, Director
Dated: September 10, 2020

By:	/s/ Doron Shorrer
Doron Shorrer, Director
Dated: September 10, 2020