Form 10-Q
period 2020-09-30
PLURISTEM THERAPEUTICS INC
filed 2020-11-05
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 25,633,383 shares of common stock issued and outstanding as of November 3, 2020.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	2-3

Interim Condensed Consolidated Statements of Operations	4

Interim Condensed Statements of Changes in Stockholders’ Equity	5-6

Interim Condensed Consolidated Statements of Cash Flows	7-8

Notes to Interim Condensed Consolidated Financial Statements	9-17

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2020	June 30, 2020
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$6,625	$8,270
Short-term bank deposits		33,813	37,514
Restricted cash		555	555
Other current assets		1,698	2,122
Total current assets		42,691	48,461

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		12,134	12,653
Severance pay fund		646	631
Property and equipment, net		2,260	2,516
Operating lease right-of-use asset		1,190	1,259
Other long-term assets		29	12
Total long-term assets		16,259	17,071

Total assets		$58,950	$65,532

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		September 30, 2020		June 30, 2020
	Note	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,795		$1,968
Accrued expenses		3,523		3,018
Operating lease liability, current		1,052		1,020
Other accounts payable		1,975		1,981
Total current liabilities		8,345		7,987

LONG-TERM LIABILITIES

Accrued severance pay		892		879
Operating lease liability		385		565
Other long-term liabilities		380		-
Total long-term liabilities		1,657		1,444

COMMITMENTS AND CONTINGENCIES	3

STOCKHOLDERS’ EQUITY

Share capital:	4
Common stock $0.00001 par value per share:
Authorized: 60,000,000 shares Issued and outstanding: 25,612,811 shares as of September 30, 2020, 25,492,713 shares as of June 30, 2020		(*	)	(*	)
Additional paid-in capital		337,593		336,257
Accumulated deficit		(288,645)		(280,156)
Total stockholders’ equity		48,948		56,101

Total liabilities and stockholders’ equity		$58,950		$65,532

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2020	2019
Operating Expenses:
Research and development expenses	$(6,203)	$(5,826)
Less: participation by the Israeli Innovation Authority (“IIA”) and other parties	265	444
Research and development expenses, net	(5,938)	(5,382)
General and administrative expenses, net	(2,799)	(1,813)

Operating loss	(8,737)	(7,195)

Financial income, net	248	56

Net loss	$(8,489)	$(7,139)

Loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.46)

Weighted average number of shares used in computing basic and diluted net loss per share	25,535,593	15,405,026

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*	)	$272,825	$(251,004)	$21,821
Stock-based compensation to employees, directors and non-employee consultants	92,869		(*	)	864	-	864
Issuance of common stock under Open Market Sales Agreement, net of issuance costs of $198 (see Note 4a)	439,900		(*	)	1,981	-	1,981
Exercise of options by non-employee consultants	3,000		(*	)	-	-	-
Round up of shares due to reverse stock split effectuated on July 25, 2019 (see Note 4b)	1,292		(*	)	-	-	-
Net loss	-		-		-	(7,139)	(7,139)

Balance as of September 30, 2019 (unaudited)	15,619,913	$	(*	)	$275,670	$(258,143)	$17,527

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Stock				Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*	)	$336,257	$(280,156)	$56,101
Stock-based compensation to employees, directors and non-employee consultants	73,741		(*	)	1,036	-	1,036
Exercise of warrants (Note 4c)	42,857		(*	)	300	-	300
Exercise of options by non-employee consultants	3,500		(*	)	-	-	-
Net loss	-		-		-	(8,489)	(8,489)

Balance as of September 30, 2020 (unaudited)	25,612,811	$	(*	)	$337,593	$(288,645)	$48,948

(*) Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,489)	$(7,139)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	347	468
Stock-based compensation to employees, directors and non-employee consultants	1,036	864
Decrease in accounts receivable from the IIA	142	108
Decrease (increase) in other current assets and other long-term assets	265	(483)
Increase (decrease) in trade payables	(187)	661
Increase (decrease) in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	880	(1,648)
Decrease in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(80)	(27)
Increase in interest receivable on short-term deposits	(52)	(38)
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(1)	(4)
Accrued severance pay, net	(2)	(3)
Net cash used by operating activities	$(6,141)	$(7,241)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(77)	$(54)
Proceeds from withdrawals of short-term deposits	3,754	4,802
Proceeds from withdrawals of long-term deposits	522	-
Net cash provided by investing activities	$4,199	$4,748

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common stock, net of issuance costs	$-	$1,981
Proceeds related to exercise of warrants	300	-
Net cash provided by financing activities	$300	$1,981

Decrease in cash and cash equivalents and restricted cash	(1,642)	(512)
Cash and cash equivalents and restricted cash at the beginning of the period	9,229	5,186
Cash and cash equivalents and restricted cash at the end of the period	$7,587	$4,674

(a) Supplemental disclosure of cash flow activities:

Cash paid during the period for:
Taxes paid due to non-deductible expenses	$3	$3

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$46	$2

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. Pluristem Therapeutics, the Subsidiary and the German Subsidiary are referred to as the “Company” or “Pluristem.”

The Company’s shares of common stock are traded on the Nasdaq Capital Market and on the Tel-Aviv Stock Exchange under the symbol “PSTI.”

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of multiple ischemic, inflammatory and hematologic conditions. The Company is also active in the treatment of severe COVID-19 complicated by Acute Respiratory Distress Syndrome under compassionate use programs in the United States and Israel and Phase II studies in the U.S, the European Union and Israel.

The Company has incurred an accumulated deficit of approximately $288,645 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2020, the Company’s total stockholders’ equity amounted to $48,948. During the three month period ended September 30, 2020, the Company incurred operating losses of $8,737 and its negative cash flow from operating activities was $6,141.

As of September 30, 2020, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $53,127. The Company plans to continue to finance its operations from its current resources and the proceeds from the loan under the European Investment Bank (the “EIB”) finance contract (the “Finance Contract”) (See note 1c) once certain milestones are reached, by entering into licensing or other commercial agreements, from grants to support its research and development activities and from sales of its equity securities. Management believes that these funds, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product.

c.	EIB Finance contract

On April 30, 2020, Pluristem entered into the Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan, for a period of 36 months, in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), payable in three tranches (each, a “Tranche”), with the first Tranche consisting of €20 million, the second Tranche consisting of €18 million and the third Tranche consisting of €12 million.

The Tranches will be treated independently, each with its own interest rate and maturity period. The interest rate is 4% in the aggregate (consisting of a 0% fixed interest rate and a 4% deferred interest rate payable upon maturity, respectively) per year for the first Tranche, 4% in the aggregate (consisting of a 1% fixed interest rate and a 3% deferred interest rate payable upon maturity, respectively) for the second Tranche and 3% (consisting of a 1% fixed interest rate and a 2% deferred interest rate payable upon maturity, respectively) for the Third Tranche.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: -GENERAL (CONT.)

In addition to any interest payable on the Loan, the EIB is entitled to receive royalties from future revenues, if any, of Pluristem for a period of seven years starting in 2024, in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan to Pluristem beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030.

As of September 30, 2020, Pluristem has not yet received any Tranche of the Finance Contract.

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

Chart Industries Agreement

In November 2018, the Company entered into a license agreement with a subsidiary of Chart Industries, Inc. (“Chart”), regarding the Company’s thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and the Company is entitled to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of September 30, 2020, commercial sale of the thawing device by Chart has not yet begun.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Operating results for the three month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

As of September 30, 2020, the fair value of the options contracts was $31, and is presented in “other current assets.” The net income recognized in “Financial income, net” during the three month periods ended September 30, 2020 and 2019 was $13 and $83, respectively.

f.	Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2018-18 - “Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606” (“ASU No. 2018-18”):

In November 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-18, which clarifies the interaction between Topic 808 and Topic 606 by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for under Topic 606, (2) adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606, and (3) clarifying presentation guidance for transactions with a collaborative arrangement participant that are not accounted for under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, or July 1, 2020 for the Company. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements. The Company adopted the new standard as of July 1, 2020, and the new standard had no material impact on its consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

g.	Recently Issued Accounting Pronouncements

ASU No. 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-U.S. Securities and Exchange Commission reporting entities to fiscal years beginning after December 15, 2022 or July 1, 2023 for the Company, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2020, an amount of $962 of cash and deposits was pledged by the Subsidiary to secure the derivatives and hedging transactions, credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid.

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

Through September 30, 2020, total grants obtained from the IIA aggregated to approximately $27,743 and total royalties paid and accrued amounted to $169. As of September 30, 2020, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

As of September 30, 2020, total grants obtained under this Smart Money program amounted to approximately $112. As of September 30, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of September 30, 2020, the aggregate amount of grant obtained from this Smart Money program was approximately $160. As of September 30, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $160 and no royalties were paid or accrued.

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

As of September 30, 2020, total grants obtained under the “Shalav” program amounted to approximately $52. As of September 30, 2020, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - STOCKHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, on February 6, 2019, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provided that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company was able to elect, from time to time, to offer and sell shares of common stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the three month period ended September 30, 2019, the Company sold 439,900 shares of common stock under the Sales Agreement at an average price of $4.95 per share for aggregate net proceeds of approximately $1,981, net of issuance expenses of $198. On June 30, 2020, the Company’s shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated.

b.	In July 2019, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s (a) authorized shares of common stock; (b) issued and outstanding shares of common stock and (c) authorized shares of preferred stock. The reverse stock split became effective on July 25, 2019. All shares of common stock, options, warrants and securities convertible or exercisable into shares of common stock, as well as loss per share, have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

An additional 1,292 shares of common stock were included in the Company’s issued and outstanding shares as a result of rounding fractional shares into whole shares as a result of the reverse stock split.

c.	In the three months ended September 30, 2020, a total of 428,570 warrants to purchase shares from our April 2019 firm commitment public offering were exercised at an exercise price of $7.00 per share, resulting in the issuance of 42,857 shares of common stock for net proceeds of approximately $300.

d.	Options to non-employees:

A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Three months ended September 30, 2020 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	54,871	$0.00001	-	-
Options granted	-	-	-	-
Options exercised	(3,500)	-	-	-
Options forfeited	-	-	-	-
Options outstanding at end of the period	51,371	0.00001	7.61	$541

Options exercisable at the end of the period	45,745	0.00001	7.54	$482
Options vested and expected to vest	51,371	$0.00001	7.61	$541

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - STOCKHOLDERS’ EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Three months ended September 30,
	2020	2019
	(Unaudited)
Research and development expenses	$-	$18
General and administrative expenses	3	29
	$3	$47

e.	Restricted stock (“RS”) and restricted stock units (“RSUs”) to employees, directors and consultants:

1.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005, 2016 and 2019 incentive option plans for the three month period ended September 30, 2020 (Unaudited):

Number
Unvested at the beginning of period	415,194
Granted	2,220,000
Forfeited	(4,875)
Vested	(73,116)
Unvested at the end of the period	2,557,203
Expected to vest after September 30, 2020	2,539,848

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2020	2019
	(Unaudited)
Research and development expenses	$92	$222
General and administrative expenses	822	573
	$914	$795

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 4 years are approximately $22,782.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - STOCKHOLDERS’ EQUITY (CONT.)

e.	RS and RSUs to employees, directors and consultants (cont.):

2.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the three month period ended September 30, 2020 (Unaudited):

Number
Unvested at the beginning of period	6,250
Granted	85,000
Vested	(625)
Unvested at the end of the period	90,625

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Three months ended September 30,
	2020	2019
	(Unaudited)
Research and development expenses	$103	$12
General and administrative expenses	16	10
	$119	$22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our plan to execute our strategy independently, using our own personnel, and through relationships with research and clinical institutions or in collaboration with other companies;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, enrollment and conclusion of trials;

●	the expected timing of the release of data from our various studies;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon 2020 program, as well as grants from other independent third parties;

●	the receipt of funds pursuant to our finance agreement, or the Finance Agreement, with the European Investment Bank, or the EIB, and whether we will achieve the milestones necessary to receive funds thereunder;

●	our marketing plans, including timing of marketing our product candidates, PLX-PAD and PLX-R18, and the filing of any requests for marketing authorization;

●	developing capabilities for new clinical indications of placenta expanded (PLX) cells and new products;

●	the progress of our multinational regulated clinical trial program for the potential use of PLX cells in the treatment of patients suffering from complications associated with the COVID-19 pandemic;

●	our estimations regarding the size of the global market for our product candidates;

●	our expectations regarding our production capacity, including the use of our serum-free formulation;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectation regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, or the 2020 Annual Report, as well as Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

We are currently enrolling patients in two Phase III studies: one for critical limb ischemia, or CLI, and another for muscle recovery following surgery for hip fracture. In addition, we are focusing on other indications such as acute radiation syndrome, or ARS, incomplete recovery following bone marrow transplantation, Steroid-Refractory Chronic Graft Versus Host Disease, or cGvHD, and intermittent claudication. We received clearance from the U.S. Food and Drug Administration, or the FDA, and the German health regulatory agency, the Paul Ehrlich Institute, or the PEI, to conduct a Phase II trial evaluating PLX cells for the treatment of severe cases of the COVID-19 coronavirus, or COVID-19, complicated by Acute Respiratory Distress Syndrome, or ARDS. We expect to complete enrollment of the U.S. Phase II study in the first quarter of calendar year 2021. We also received approval from the Israeli Ministry of Health to commence patient enrollment in Israel for our COVID-19 Phase II clinical trial, under the protocol that was approved by the PEI. We have treated several patients in Israel and in the United States suffering from severe ARDS associated with COVID-19 under a compassionate use program. In addition, the FDA has cleared our Expanded Access Program, or EAP, for the use of our PLX-PAD cells to treat up to 100 patients suffering from ARDS caused by COVID-19 outside of our ongoing Phase II COVID-19 trial in the U.S. We believe that each of these indications is a severe unmet medical need.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019.

Revenues

We had no revenues during the three month periods ended September 30, 2020 and September 30, 2019.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the IIA and other parties) for the three month period ended September 30, 2020 increased by 10% from $5,382,000 for the three month period ended September 30, 2019 to $5,938,000. The increase consisted primarily of (1) an increase in subcontractor expenses mainly related to our Phase II trial for the treatment of severe cases of the COVID-19 complicated by ARDS, (2) an increase in materials consumption, which were in line with our production plan, (3) an increase in payroll expenses and (4) lower participation by the European Union with respect to the European Union’s Horizon 2020 grants, which was primarily utilized in the first years of the projects.

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2020 increased by 54% from $1,813,000 for the three month period ended September 30, 2019 to $2,799,000. The increase consisted primarily of (1) an increase in payroll expenses related to the entitlement of Mr. Aberman, our Executive Chairman, to certain adjustment fees pursuant to his amended consulting agreement, (2) an increase in stock-based compensation expenses related to a grant award approved by our Board in September 2020 and (3) an increase in legal activities related to the formation of our German subsidiary, Pluristem GmBH, and legal activities related to the EIB Finance Agreement.

Financial Income (Expense), Net

Financial income, net, increased from a net financial income of $56,000 for the three month period ended September 30, 2019 to a net financial income of $248,000 for the three month period ended September 30, 2020. This increase is mainly attributable to income due to exchange rates related to the strength of the U.S. dollar against the NIS.

Net Loss

Net loss for the three month period ended September 30, 2020 was $8,489,000 as compared to net loss of $7,139,000 for the three month period ended September 30, 2019. The increase was mainly due to increases in research and development expenses and general and administrative expenses, as described above. Net loss per share for the three month period ended September 30, 2020 was $0.33 as compared to $0.46 for the three month period ended September 30, 2019.

For the three month period ended September 30, 2020 and September 30, 2019, we had weighted average shares of common stock outstanding of 25,535,593 and 15,405,026, respectively, which were used in the computations of net loss per share for the three month period.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares to employees and consultants, issuances of shares pursuant to our Open Market Sale AgreementSM, or the Sales Agreement, we executed with Jefferies LLC, or Jefferies, on February 6, 2019, issuances of shares pursuant to a securities purchase agreement with two institutional investors in May 2020, and shares issued as a result of exercises of warrants and options.

Liquidity and Capital Resources

As of September 30, 2020, our total current assets were $42,691,000 and total current liabilities were $8,345,000. On September 30, 2020, we had a working capital surplus of $34,346,000, stockholders’ equity of $48,948,000 and an accumulated deficit of $288,645,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities, use of the funds that we may receive pursuant to the Finance Agreement with the EIB once we meet the applicable milestones, and other non-dilutive grants such as grants from the IIA, European Union’s Horizon 2020 program and Israel’s Ministry of Economy.

Our cash and cash equivalents as of September 30, 2020 amounted to $6,625,000, compared to $3,715,000 as of September 30, 2019, and compared to $8,270,000 as of June 30, 2020. Cash balances changed in the three months ended September 30, 2020 and 2019 for the reasons presented below.

Operating activities used cash of $6,141,000 in the three months ended September 30, 2020, compared to $7,241,000 in the three months ended September 30, 2019. Cash used in operating activities in the three months ended September 30, 2020 and 2019 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, partially offset by grants from the IIA, the European Union’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $4,199,000 in the three months ended September 30, 2020, compared to cash provided of $4,748,000 for the three months ended September 30, 2019. The investing activities in the three month period ended September 30, 2020 consisted primarily of the withdrawal of $3,754,000 of short term deposits, withdrawal of $522,000 of long term deposits, partially offset by payments of $77,000 related to investment in property and equipment. The investing activities in the three month period ended September 30, 2019 consisted primarily of the withdrawal of $4,802,000 of short term deposits, offset by payments of $54,000 related to investment in property and equipment.

Financing activities generated cash of $300,000 during the three months ended September 30, 2020, compared to $1,981,000 for the three months ended September 30, 2019. The cash generated in the three months ended September 30, 2020 from financing activities is related to net proceeds of $300,000 from issuing shares of our common stock from the exercise of warrants. The cash generated in the three months ended September 30, 2019 from financing activities is related to net proceeds of $1,981,000 from issuing shares of our common stock under our Sales Agreement.

In April 2020, we and our subsidiaries, Pluristem Ltd. and Pluristem GmbH, executed the Finance Agreement with the EIB for funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the Finance Agreement are intended to support our research and development in the EU to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market, with a special focus on clinical development of PLX cells as a treatment for complications associated with COVID-19. The proceeds from the Finance Agreement are expected to be deployed in three tranches, subject to the achievement of certain clinical, regulatory and scaling up milestones with the first tranche consisting of €20 million. To date, we have not yet received the first tranche of funds from the EIB.

On February 6, 2019, we entered into the Sales Agreement with Jefferies pursuant to which we were entitled to issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We were not obligated to make any sales of common stock under the Sales Agreement. From February 6, 2019 through June 30, 2020, we sold an aggregate of 8,297,750 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of $49,140,965. On June 30, 2020, our shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated. On July 16, 2020, we entered into a new Open Market Sales AgreementSM, or the 2020 Sales Agreement, with Jefferies, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. As of September 30, 2020, we did not conduct any sales under the 2020 Sales Agreement. Upon entering into the 2020 Sales Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020.

On May 5, 2020, we entered into securities purchase agreements with two institutional investors pursuant to which we sold, in a registered direct public offering, 1,587,302 shares of common stock for net proceeds of approximately $15,000,000.

During the three months ended September 30, 2020, warrants were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 42,857 shares of common stock for net proceeds of approximately $300,000.

During the three months ended September 30, 2020, we received cash of approximately $58,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2020, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

The IIA has supported our activity in the past fourteen years. Our most recent program, for the fourteenth year, was approved by the IIA in 2019 and relates to a grant of approximately $500,000. The grant was used to cover research and development expenses for the period of January 1, 2019 to December 31, 2019.

In May 2020, we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. CRISPR-IL participants include leading companies, and medical and academic institutions. As of September 30, 2020, we received total grants of approximately $348,000 in cash from the IIA pursuant to the CRISPR-IL consortium program.

As of September 30, 2020, we received total grants of approximately $5,973,000 in cash from the European Union research and development consortiums pursuant to the European Union’s Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Annual Report on form 10-K for the fiscal year ended June 30, 2020.

We have an effective Form S-3 registration statement (file no. 333-239890), filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, preferred stock and warrants to purchase common stock, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of November 5, 2020, other than the $75 million we are eligible to sell pursuant to the 2020 Sales Agreement, no common stock, preferred stock and warrants to purchase common stock were sold.

Outlook

We have accumulated a deficit of $288,645,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

10.1*	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020.

10.2*	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Stockholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2020

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2020