Form 10-Q
period 2020-12-31
PLURISTEM THERAPEUTICS INC
filed 2021-02-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

011-972-74-7108600
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.00001	PSTI	Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 31,529,267common shares issued and outstanding as of February 4, 2021.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	3-4

Interim Condensed Consolidated Statements of Operations	5

Interim Condensed Statements of Changes in Shareholders’ Equity	6-9

Interim Condensed Consolidated Statements of Cash Flows	10-11

Notes to Interim Condensed Consolidated Financial Statements	12-19

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		December 31, 2020	June 30, 2020
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$7,824	$8,270
Short-term bank deposits		35,228	37,514
Restricted cash		40	555
Other current assets		2,158	2,122
Total current assets		45,250	48,461

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		3,152	12,653
Severance pay fund		706	631
Property and equipment, net		2,089	2,516
Operating lease right-of-use asset		1,053	1,259
Other long-term assets		13	12
Total long-term assets		7,013	17,071

Total assets		$52,263	$65,532

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

		December 31, 2020	June 30, 2020
	Note	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,854	$1,968
Accrued expenses		3,741	3,018
Operating lease liability, current		1,132	1,020
Other accounts payable		2,269	1,981
Total current liabilities		9,996	7,987

LONG-TERM LIABILITIES

Accrued severance pay		960	879
Operating lease liability		159	565
Total long-term liabilities		1,119	1,444

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	4
Common shares $0.00001 par value per share:
Authorized: 60,000,000 shares
Issued and outstanding: 25,839,286 shares as of December 31, 2020, 25,492,713 shares as of June 30, 2020		(*)	(*)
Additional paid-in capital		342,347	336,257
Accumulated deficit		(301,199)	(280,156)
Total shareholders’ equity		41,148	56,101

Total liabilities and shareholders’ equity		$52,263	$65,532

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31		Three months ended December 31,
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$-	$23	$-	$23
Cost of revenues	-	(1)	-	(1)
Gross profit	-	22	-	22
Operating expenses:
Research and development expenses	(14,202)	(11,398)	(7,999)	(5,572)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	287	1,376	22	932
Research and development expenses, net	(13,915)	(10,022)	(7,977)	(4,640)
General and administrative expenses, net	(7,896)	(3,563)	(5,097)	(1,750)

Operating loss	(21,811)	(13,563)	(13,074)	(6,368)

Financial income (expense), net	768	54	520	(2)

Net loss for the period	$(21,043)	$(13,509)	$(12,554)	$(6,370)

Loss per share:
Basic and diluted net loss per share	$(0.82)	$(0.86)	$(0.49)	$(0.40)

Weighted average number of shares used in computing basic and diluted net loss per share	25,599,008	15,665,641	25,662,752	15,927,749

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*)	$272,825	$(251,004)	$21,821
Share-based compensation to employees, directors and non-employee consultants	201,155		(*)	1,631	-	1,631
Issuance of common shares under Open Market Sales Agreement, net of issuance costs of $812 (see Note 4a)	1,644,118		(*)	5,967	-	5,967
Exercise of options by employees and non-employee consultants	5,000		(*)	-	-	-
Round up of shares due to reverse share split effectuated on July 25, 2019 (see Note 4c)	1,292		(*)	-	-	-
Net loss	-		-	-	(13,509)	(13,509)

Balance as of December 31, 2019 (unaudited)	16,934,417	$	(*)	$280,423	$(264,513)	$15,910

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of October 1, 2019	15,619,913	$	(*)	$275,670	$(258,143)	$17,527
Share-based compensation to employees, directors and non-employee consultants	108,286		(*)	767	-	767
Issuance of common shares under Open Market Sales Agreement, net of issuance costs of $614	1,204,218		(*)	3,986	-	3,986
Exercise of options by employees and non-employee consultants	2,000		(*)	-	-	-
Net loss	-		-	-	(6,370)	(6,370)

Balance as of December 31, 2019 (unaudited)	16,934,417	$	(*)	$280,423	$(264,513)	$15,910

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount		Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*)	$336,257	$(280,156)	$56,101
Share-based compensation to employees, directors and non-employee consultants	162,518		(*)	4,857	-	4,857
Issuance of common shares under New ATM Agreement, net of issuance costs of $151 (see Note 4b)	117,021		(*)	869	-	869
Exercise of warrants (see Note 4d)	51,999		(*)	364	-	364
Exercise of options by non-employee consultants	15,035		(*)	-	-	-
Net loss	-		-	-	(21,043)	(21,043)

Balance as of December 31, 2020 (unaudited)	25,839,286	$	(*)	$342,347	$(301,199)	$41,148

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. Dollars in thousands (except share and per share data)

	Common Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of October 1, 2020	25,612,811	$ (*)	$337,593	$(288,645)	$48,948
Share-based compensation to employees, directors and non-employee consultants	88,777	(*)	3,821	-	3,821
Issuance of common Share under New ATM Agreement, net of issuance costs of $151 (see Note 4b)	117,021	(*)	869	-	869
Exercise of warrants (see Note 4d)	9,142	(*)	64	-	64
Exercise of options by employees and non-employee consultants	11,535	(*)	-	-	-
Net loss	-	-	-	(12,554)	(12,554)

Balance as of December 31, 2020 (unaudited)	25,839,286	$ (*)	$342,347	$(301,199)	$41,148

(*)	Less than $1

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,
	2020	2019
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,043)	$(13,509)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	695	853
Share-based compensation to employees, directors and non-employee consultants	4,857	1,631
Decrease in accounts receivable from the IIA	142	125
Increase in other current assets and other long-term assets	(179)	(719)
Increase (decrease) in trade payables	825	(378)
Increase (decrease) in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	960	(1,466)
Decrease in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(88)	(103)
Decrease (increase) in interest receivable on short-term deposits	(130)	39
Linkage differences and interest on short and long-term deposits and restricted bank deposits	(29)	(7)
Accrued severance pay, net	6	(8)
Net cash used by operating activities	$(13,984)	$(13,542)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(207)	$(128)
Proceeds from withdrawals of short-term deposits	2,445	10,786
Proceeds from withdrawals of long-term deposits	9,533	2
Net cash provided by investing activities	$11,771	$10,660

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common shares, net of issuance costs	$920	$5,967
Proceeds related to exercise of warrants	364	-
Net cash provided by financing activities	$1,284	$5,967

Increase (decrease) in cash and cash equivalents and restricted cash	(929)	3,085
Cash and cash equivalents and restricted cash at the beginning of the period	9,229	5,186
Cash and cash equivalents and restricted cash at the end of the period	$8,300	$8,271
(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$5	$5
(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$93	$8
Accrued expenses related to issuance of common shares	$51	$-

The following table provides a reconciliation of cash and cash equivalents, and long-term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31,
	2020	2019
	(Unaudited)
Cash and cash equivalents	$7,824	$7,300
Restricted cash included in Restricted cash and short-term bank deposits	476	971
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,300	$8,271

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. Pluristem Therapeutics, the Subsidiary and the German Subsidiary are referred to as the “Company” or “Pluristem.”

Pluristem Therapeutics’ common shares are traded on the Nasdaq Global Market and on the Tel-Aviv Stock Exchange under the symbol “PSTI.”

b.	The Company is a bio-therapeutics company developing placenta-based cell therapy product candidates for the treatment of inflammation, muscle trauma, hematological disorders and radiation damage.

The Company has incurred an accumulated deficit of approximately $301,199 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2020, the Company’s total shareholders’ equity amounted to $41,148. During the six month period ended December 31, 2020, the Company incurred operating losses of $21,043 and its negative cash flow from operating activities was $13,984.

As of December 31, 2020, the Company's cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $46,244. The Company plans to continue to finance its operations from, its current resources (including the net proceeds received from its registered  direct offering that closed in February 2021 and proceeds from the sales of common shares pursuant to the New ATM Agreement (as defined herein) during January 2021), the proceeds from the loan under the European Investment Bank (the “EIB”) finance contract (the “Finance Contract”) (See Note 1c) once certain milestones are reached, by entering into licensing or other commercial agreements, from grants to support its research and development activities and from sales of its equity securities. Management believes that its current resources and these sources for additional funds, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product.

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

As of December 31, 2020, Pluristem has not yet received any Tranche of the Finance Contract.

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

Operating results for the six month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

The Company measures its derivative instruments at fair value under Accounting Standards Codification (“ASC”), “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

As of December 31, 2020, the Company had no open hedging transactions. The net income recognized in “Financial income (expense), net” during the three and six month periods ended December 31, 2020 and 2019 were $9 and $21 ,($26) and $57 respectively.

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

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2020, an amount of $476 of cash and deposits was pledged by the Subsidiary to secure credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid.

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

Through December 31, 2020, total grants obtained from the IIA aggregated to approximately $27,743 and total royalties paid and accrued amounted to $169. As of December 31, 2020, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

As of December 31, 2020, total grants obtained under this Smart Money program amounted to approximately $112. As of December 31, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of December 31, 2020, the aggregate amount of grant obtained from this Smart Money program was approximately $160. As of December 31, 2020, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $160 and no royalties were paid or accrued.

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

As of December 31, 2020, total grants obtained under the “Shalav” program amounted to approximately $52. As of December 31, 2020, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, on February 6, 2019, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provided that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company was able to elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the six month period ended December 31, 2019, the Company sold 1,644,118 common shares under the Sales Agreement at an average price of $4.12per share for aggregate net proceeds of approximately $5,967, net of issuance expenses of $812. On June 30, 2020, the Company’s shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated.

b.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into a new Open Market Sale Agreement (“New ATM Agreement”) with Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the New ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. During the six month period ended December 31, 2020, the Company sold 117,021 common shares under the New ATM Agreement at an average price of $8.7 per share for aggregate net proceeds of approximately $869, net of issuance expenses of $151.

c.	In July 2019, the Board of Directors approved a 1-for-10 reverse share split of the Company’s (a) authorized common shares; (b) issued and outstanding common shares and (c) authorized preferred shares. The reverse share split became effective on July 25, 2019. All common shares, options, warrants and securities convertible or exercisable into common shares, as well as loss per share, have been adjusted to give retroactive effect to this reverse share split for all periods presented.

An additional 1,292 common shares were included in the Company’s issued and outstanding shares as a result of rounding fractional shares into whole shares as a result of the reverse share split.

d.	During the six month period ended December 31, 2020, warrants to purchase a total of 519,990 common shares from the Company’s April 2019 firm commitment underwritten public offering were exercised at an exercise price of $7.00 per share, resulting in the issuance of 51,999 common shares for net proceeds of approximately $364.

e.	Options to non-employees:

A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Six months ended December 31, 2020 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	54,871	$0.00001	-	-
Options granted	-	-	-	-
Options exercised	(15,035)	-	-	-
Options forfeited	-	-	-	-
Options outstanding at end of the period	39,836	0.00001	7.48	$282

Options exercisable at the end of the period	34,836	0.00001	7.41	$246

Options unvested	5,000
Options vested and expected to vest	39,836	$0.00001	7.48	$282

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to options granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Research and development expenses	$-	$33	$-	$15
General and administrative expenses	$6	$53	$3	$24
	$6	$86	$3	$39

e.	Restricted Shares (“RS”) and restricted Shares units (“RSUs”) to employees, directors and consultants:

1.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005, 2016 and 2019 incentive option plans for the six month period ended December 31, 2020 (Unaudited):

Number
Unvested at the beginning of period	415,194
Granted	2,600,120
Forfeited	(5,649)
Vested	(161,268)
Unvested at the end of the period	2,848,397
Expected to vest after December 31, 2020	2,800,315

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Research and development expenses	$564	$414	$472	$192
General and administrative expenses	4,168	1,049	3,346	476
	$4,732	$1,463	$3,818	$668

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 4 years are approximately $22,409.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY (CONT.)

e.	RS and RSUs to employees, directors and consultants (cont.):

2.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the six month period ended December 31, 2020 (Unaudited):

Number
Unvested at the beginning of period	6,250
Granted	110,000
Expired	(25,000)
Vested	(1,250)
Unvested at the end of the period	90,000

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Research and development expenses	$68	$23	$(35)	$11
General and administrative expenses	51	59	35	49
	$119	$82	$0	$60

NOTE 5: - SUBSEQUENT EVENTS

a.	From January 1, 2021 through February 8, 2021, the Company sold an aggregate of 928,076 common shares for aggregate gross proceeds of $ 7,867 under the New ATM Agreement.

b.	On February 2, 2021, the Company entered into a securities purchase agreement with several institutional investors, or the Investors, pursuant to which the Company sold, in a registered direct offering directly to the Investors, 4,761,905 common shares for aggregate gross proceeds of $30,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, expansion, enrollment and conclusion of trials;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon 2020 program, as well as grants from other independent third parties;

●	the receipt of funds pursuant to our finance agreement, or the EIB Finance Agreement, with the European Investment Bank, or the EIB, and whether we will achieve the milestones necessary to receive funds thereunder;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	the progress of our multinational regulated clinical trial program for the potential use of PLX cells in the treatment of patients suffering from complications associated with the COVID-19 pandemic;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectation regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

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

Overview

We are a leading developer of placenta-based cell therapy product candidates for the treatment of multiple inflammatory and hematologic conditions. Our operations are focused on the research, development, manufacturing, conducting clinical trials and business development of cell therapeutics and related technologies.

PLX cells are derived from a class of placental cells that are harvested from donated placenta at the time of full term healthy delivery of a baby. The cells are grown using our proprietary three-dimensional expansion technology and can be administered to patients off the-shelf, without blood or tissue matching prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition such as inflammation, muscle trauma, hematological disorders and radiation damage.

We are currently enrolling patients in a multinational Phase III clinical study for muscle recovery following surgery for hip fracture and two Phase II clinical studies in Acute Respiratory Distress Syndrome, or ARDS, complicated by the COVID-19 coronavirus in the U.S., EU and Israel. We also expect to expand our COVID-19 program to Mexico following the announcement in December 2020 of our collaboration with Innovare R&D.

In addition, we are focusing on other clinical programs such as a Phase I clinical study for incomplete recovery following bone marrow transplantation in the U.S. and Israel, an Investigator-Led Phase I/II Chronic Graft vs Host Disease Study, or cGvHD, and acute radiation syndrome, or ARS, under the FDA animal rule. We believe that each of these indications is a severe unmet medical need.

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

Recent Developments

CLI Phase III Study

In December 2020, we announced that the independent Data Monitoring Committee, or DMC, issued its recommendation letter following an interim analysis relating to our global pivotal Phase III study for the use of PLX-PAD for the treatment of critical limb ischemia, or CLI. A clinical dataset was reviewed by the independent DMC for safety and analysis of the primary endpoint of amputation-free survival, defined as time to occurrence of major amputation of the index leg or death. Based on the review, the DMC concluded that the CLI study is unlikely to meet the primary endpoint by the time of the final analysis. Following the DMC’s recommendation, we decided to terminate enrollment in the CLI study.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2019.

Revenues

We had no revenues for both the six and three month periods ended December 31, 2020, as compared to $23,000, respectively, in the six and three month periods ended December 31, 2019. Revenues in 2019 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 program and the IIA) for the six month period ended December 31, 2020 increased by 39% from $10,022,000 for the six month period ended December 31, 2019 to $13,915,000. The increase is mainly attributed to: (1) an increase in clinical trial subcontractor expenses for our ARDS associated with COVID - 19 Phase II clinical trial , (2) an increase in materials purchased as part of our production plan, (3) an increase in payroll expenses related to payroll adjustments, increase in the average number of employees and the strength of the New Israel Shekel, or NIS, against the U.S. dollar, (4) an increase in share-based compensation expenses related to the amount of restricted stock units granted and the share price at the time of the grant and (5) a decrease in participation by the EU with respect to the Horizon 2020 program, as a result of our utilizing the entirety of the grant under such program during the six month period ended December 31, 2019. The increase was partially offset by lower depreciation expenses and lower travel abroad expenses.

Research and development expense, net (costs less participation and grants by the Horizon 2020 program and the IIA) for the three month period ended December 31, 2020 increased by 72% from $4,640,000 for the three month period ended December 31, 2019 to $7,977,000. The increase is mainly attributed to: (1) an increase in clinical trial subcontractor expenses for our ARDS associated with COVID - 19 Phase II clinical trial, (2) an increase in materials purchased as part of our production plan, (3) an increase in payroll expenses related to payroll adjustments and the strength of the NIS against the U.S. dollar, (4) an increase in share-based compensation expenses related to the amount of restricted stock units granted and the share price at the time of the grant and (5) a decrease in participation by the European Union with respect to the Horizon 2020 program, as a result of our utilizing the entirety of the grant under such program during the three month period ended December 31, 2019. The increase was partially offset by lower depreciation expenses and lower travel abroad expenses.

General and Administrative Expenses

General and administrative expenses for the six month period ended December 31, 2020 increased by 122% from $3,563,000 for the six month period ended December 31, 2019 to $7,896,000. The increase is mainly attributed to: (1) an increase in share-based compensation expenses related to the amount of restricted stock units granted and the share price at the time of the grant, (2) an increase in payroll expenses, mostly related to the entitlement of Mr. Aberman, our Executive Chairman, to certain adjustment fees pursuant to his amended consulting agreement, payroll adjustments and the strength of the NIS against the U.S. dollar, (3) an increase in Directors & Officers insurance premium expenses and (4) an increase in legal expenses related to the EIB Finance Agreement. The increase was offset by lower travel abroad expenses.

General and administrative expenses for the three month period ended December 31, 2020 increased by 191% from $1,750,000 for the three month period ended December 31, 2019 to $5,097,000. The increase is mainly attributed to: (1) an increase in share-based compensation expenses related to the amount of restricted stock units granted and the share price at the time of the grant, (2) an increase in payroll expenses related to payroll adjustments and the strength of the NIS against the U.S. dollar and (3) an increase in Directors & Officers insurance premium expenses. The increase was partially offset by lower travel abroad expenses.

Financial Income (Expense), Net

Financial income, net, increased from a net financial income of $54,000 for the six month period ended December 31, 2019 to a net financial income of $768,000 for the six month period ended December 31, 2020. This increase is mainly attributable to income derived from NIS against U.S. dollar exchange rates on deposits linked to the NIS.

Financial income (expense), net, increased from a net financial expense of )$2,000( for the three month period ended December 31, 2019 to a net financial income of $520,000 for the three month period ended December 31, 2020. This increase is mainly attributable to income derived from NIS against U.S. dollar exchange rates on deposits linked to the NIS.

Net Loss

Net loss for the six and three month periods ended December 31, 2020 was $21,043,000 and $12,554,000, respectively, as compared to net loss of $13,509,000 and $6,370,000 for the six and three month periods ended December 31, 2019. The increases in net loss were mainly due to increases in research and development and general and administrative expenses, as described above. Net loss per share for the six and three month periods ended December 31, 2020 was $0.82 and $0.49, respectively, as compared to $0.86 and $0.40 for the six and three month periods ended December 31, 2019.

For the six and three month periods ended December 31, 2020 and December 31, 2019, we had weighted average common shares outstanding of 25,599,008, 25,662,752 and 15,665,641, 15,927,749, respectively, which were used in the computations of net loss per share for the six and three month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares upon settlement of restricted stock units to employees and consultants, issuances of shares pursuant to our new Open Market Sale Agreement SM, or the New ATM Agreement, that we entered into with Jefferies LLC, or Jefferies, on July 16, 2020, and the Open Market Sale AgreementSM, or the Sales Agreement, that we entered into with Jefferies on February 6, 2019, issuances of shares pursuant to a securities purchase agreement with two institutional investors in May 2020, and shares issued as a result of the exercise of outstanding warrants and options.

Liquidity and Capital Resources

As of December 31, 2020, our total current assets were $45,250,000 and total current liabilities were $9,996,000. On December 31, 2020, we had a working capital surplus of $35,254,000, shareholders’ equity of $41,148,000 and an accumulated deficit of $301,199,000. We finance our operations, and plan to continue doing so, from our existing cash, issuances of our securities, use of the funds that we may receive pursuant to the EIB Finance Agreement once we meet the applicable milestones, and other non-dilutive grants such as grants from the IIA, European Union’s Horizon 2020 program and Israel’s Ministry of Economy.

Our cash and cash equivalents as of December 31, 2020 amounted to $7,824,000, compared to $7,300,000 as of December 31, 2019, and compared to $8,270,000 as of June 30, 2020. Cash balances changed in the six months ended December 31, 2020 and 2019 for the reasons presented below.

Operating activities used cash of $13,984,000 in the six months ended December 31, 2020, compared to $13,542,000 in the six months ended December 31, 2019. Cash used in operating activities in the six months ended December 31, 2020 and 2019 consisted primarily of payments of salaries to our employees and payments of fees to our consultants, suppliers, subcontractors, and professional services providers, including the costs of clinical studies, partially offset by grants from the IIA, the EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $11,771,000 in the six months ended December 31, 2020, compared to cash provided of $10,660,000 for the six months ended December 31, 2019. The investing activities in the six month period ended December 31, 2020 consisted primarily of the withdrawal of $2,445,000 of short term deposits and the withdrawal of $9,533,000 of long term deposits, partially offset by payments of $207,000 related to investment in property and equipment. The investing activities in the six month period ended December 31, 2019 consisted primarily of the withdrawal of $10,786,000 of short term deposits, offset by payments of $128,000 related to investment in property and equipment.

Financing activities generated cash of $1,284,000 during the six months ended December 31, 2020, compared to $5,967,000 for the six months ended December 31, 2019. The cash generated in the six months ended December 31, 2020 from financing activities is related to net proceeds of $364,000 from issuing our common shares from the exercise of warrants and net proceeds of $920,000 related to issuances made under the New ATM Agreement. The cash generated in the six months ended December 31, 2019 from financing activities is related to net proceeds of $5,967,000 from issuing our common shares under our Sale Agreement.

In April 2020, we and our subsidiaries, Pluristem Ltd. and Pluristem GmbH, executed the EIB Finance Agreement for funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement are intended to support our research and development in the EU to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market, with a special focus on clinical development of PLX cells as a treatment for complications associated with COVID-19. The proceeds from the EIB Finance Agreement are expected to be deployed in three tranches, subject to the achievement of certain clinical, regulatory and scaling up milestones with the first tranche consisting of €20 million. To date, we have not yet received the first tranche of funds from the EIB.

On February 6, 2019, we entered into the Sales Agreement, pursuant to which we were entitled to issue and sell our common shares having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We were not obligated to make any sales of common shares under the Sales Agreement. On June 30, 2020, our shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated. On July 16, 2020, we entered into the New ATM Agreement, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the New ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. During the six month period ended December 31, 2020, we sold 117,021 of our common shares under the New ATM Agreement at an average price of $8.70 per share for aggregate net proceeds of approximately $869,000.

From January 1, 2021 through February 8, 2021, we sold an aggregate of 928,076 common shares under the New ATM Agreement for aggregate gross proceeds of $7,867,000.

On February 2, 2021, we entered into a securities purchase agreement with several institutional investors, or the Investors, pursuant to which we sold, in a registered direct offering, or the Registered Direct Offering, directly to the Investors, 4,761,905 common shares for aggregate gross proceeds of $30,000,000.

During the six months ended December 31, 2020, warrants were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 51,999 our common shares for net proceeds of approximately $364,000.

During the six months ended December 31, 2020, we received cash of approximately $58,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2020, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

The IIA has supported our activity in the past fourteen years. Our most recent program, for the fourteenth year, was approved by the IIA in 2019 and relates to a grant of approximately $500,000. The grant was used to cover research and development expenses for the period of January 1, 2019 to December 31, 2019.

In May 2020, we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. CRISPR-IL participants include leading companies, and medical and academic institutions. As of December 31, 2020, we received total grants of approximately $348,000 in cash from the IIA pursuant to the CRISPR-IL consortium program.

As of December 31, 2020, we received total grants of approximately $5,997,000 in cash from the EU research and development consortiums pursuant to the EU’s Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Annual Report on form 10-K for the fiscal year ended June 30, 2020.

We have an effective Form S-3 registration statement (File No. 333-239890), filed under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred shares and warrants to purchase common shares, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of February 8, 2021, other than the $75 million we are eligible to sell pursuant to the New ATM Agreement, and the $30,000,000 we sold in the Registered Direct Offering, no common shares, preferred shares or warrants to purchase common shares were sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $301,199,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and maintain our research and development and clinical trials activities.

We are continually looking for sources of funding, including non-diluting sources such as the EIB Finance Agreement, grants from the IIA, EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants, collaboration with other companies and sales of our common shares.

We believe that we have sufficient cash to fund our operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits.

10.1*	Form of Director and Officer Indemnification Agreement.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 8, 2021

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 8, 2021