Form 10-Q
period 2021-03-31
PLURISTEM THERAPEUTICS INC
filed 2021-05-06
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 31,740,244 common shares issued and outstanding as of May 4, 2021.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page
Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Statements of Changes in Shareholders’ Equity	4-7

Interim Condensed Consolidated Statements of Cash Flows	8-9

Notes to Interim Condensed Consolidated Financial Statements	10-17

i

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2021	June 30, 2020
	Note	Unaudited
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$12,265	$8,270
Short-term bank deposits		35,105	37,514
Restricted cash		586	555
Other current assets		1,864	2,122
Total current assets		49,820	48,461

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		25,937	12,653
Severance pay fund		695	631
Property and equipment, net		1,809	2,516
Operating lease right-of-use asset		904	1,259
Other long-term assets		9	12
Total long-term assets		29,354	17,071

Total assets		$79,174	$65,532

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		March 31, 2021		June 30, 2020
	Note	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,110		$1,968
Accrued expenses		4,787		3,018
Operating lease liability, current		826		1,020
Other accounts payable		2,193		1,981
Total current liabilities		9,916		7,987

LONG-TERM LIABILITIES

Accrued severance pay		953		879
Operating lease liability		169		565
Total long-term liabilities		1,122		1,444

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	4
Common shares $0.00001 par value per share:
Authorized: 60,000,000 shares Issued and outstanding: 31,740,244 shares as of March 31, 2021, 25,492,713 shares as of June 30, 2020		(*	)	(*	)
Additional paid-in capital		383,589		336,257
Accumulated deficit		(315,453)		(280,156)
Total shareholders’ equity		68,136		56,101

Total liabilities and shareholders’ equity		$79,174		$65,532

(*)	Less than $1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31		Three months ended March 31
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$-	$23	$-	$-
Cost of revenues	-	(1)	-	-
Gross profit	-	22	-	-

Operating expenses:
Research and development expenses	(22,026)	(17,140)	(7,824)	(5,742)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	445	1,401	158	25

Research and development expenses, net	(21,581)	(15,739)	(7,666)	(5,717)

General and administrative expenses, net	(14,455)	(5,245)	(6,559)	(1,682)

Operating loss	(36,036)	(20,962)	(14,225)	(7,399)

Financial income (expense), net	739	(54)	(29)	(108)

Net loss for the period	$(35,297)	$(21,016)	$(14,254)	$(7,507)

Loss per share:
Basic and diluted net loss per share	$(1.31)	$(1.28)	$(0.48)	$(0.42)

Weighted average number of shares used in computing basic and diluted net loss per share	26,936,831	16,376,377	29,617,233	17,823,207

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2019	15,082,852	$	(*	)	$272,825	$(251,004)	$21,821

Share-based compensation to employees, directors and non-employee consultants	264,131		(*	)	2,002	-	2,002

Issuance of common shares under Open Market Sales Agreement, net of issuance costs of $1,604 (see Note 4a)	3,319,898		(*	)	11,362	-	11,362

Exercise of options by employees and non-employee consultants	5,000		(*	)	-	-	-

Round up of shares due to reverse share split effectuated on July 25, 2019 (see Note 4d)	1,292		(*	)	-	-	-

Net loss	-		-		-	(21,016)	(21,016)

Balance as of March 31, 2020 (unaudited)	18,673,173	$	(*	)	$286,189	$(272,020)	$14,169

(*)	Less than $1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of January 1, 2020	16,934,417	$	(*	)	$280,423	$(264,513)	$15,910

Share-based compensation to employees, directors and non-employee consultants	62,976		(*	)	371	-	371

Issuance of common shares under Open Market Sales Agreement, net of issuance costs of $792	1,675,780		(*	)	5,395	-	5,395

Net loss	-		-		-	(7,507)	(7,507)

Balance as of March 31, 2020 (unaudited)	18,673,173	$	(*	)	$286,189	$(272,020)	$14,169

(*)	Less than $1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*	)	$336,257	$(280,156)	$56,101

Share-based compensation to employees, directors and non-employee consultants	373,495		(*	)	10,382	-	10,382

Issuance of common shares under New ATM Agreement, net of issuance costs of $377 (see Note 4b)	1,045,097		(*	)	8,509	-	8,509

Exercise of warrants (see Note 4e)	51,999		(*	)	364	-	364

Exercise of options by non-employee consultants	15,035		(*	)	-	-	-

Issuance of common shares related to February 2021 registered direct offering net of issuance costs of 1,923$ (see Note 4c)	4,761,905		(*	)	28,077	-	28,077

Net loss	-		-		-	(35,297)	(35,297)

Balance as of March 31, 2021 (unaudited)	31,740,244	$	(*	)	$383,589	$(315,453)	$68,136

(*)	Less than $1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Share				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of January 1, 2021	25,839,286	$	(*	)	$342,347	$(301,199)	$41,148

Share-based compensation to employees, directors and non-employee consultants	210,977		(*	)	5,525	-	5,525

Issuance of common Share under New ATM Agreement, net of issuance costs of $151 (see Note 4b)	928,076		(*	)	7,640	-	7,640

Issuance of common shares related to February 2021 registered direct offering net of issuance costs of 1,923$	4,761,905		(*	)	28,077	-	28,077

Net loss	-		-		-	(14,254)	(14,254)

Balance as of March 31, 2021 (unaudited)	31,740,244	$	(*	)	$383,589	$(315,453)	$68,136

(*)	Less than $1

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2021	2020
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(35,297)	$(21,016)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,034	1,216
Share-based compensation to employees, directors and non-employee consultants	10,382	2,002
Decrease in accounts receivable from the IIA	142	124
Decrease (increase) in other current assets and other long-term assets	119	(479)
Increase (decrease) in trade payables	146	(469)
Increase (decrease) in other accounts payable, accrued expenses, other current liabilities and other long-term liabilities	1,940	(1,229)
Decrease in operating lease right-of-use asset and liability, net and effect of exchange rate differences	(236)	(254)
Decrease (increase) in interest receivable on short-term deposits	(219)	72
Linkage differences and interest on short and long-term deposits and restricted bank deposits	666	-
Accrued severance pay, net	10	(14)
Net cash used by operating activities	$(21,313)	$(20,047)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(331)	$(157)
Proceeds from withdrawals of short-term deposits	1,962	11,490
Repayment of (investment in) long-term deposits and restricted bank deposits	(13,688)	1
Net cash generated from (used by) investing activities	$(12,057)	$11,334

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Nine months ended March 31,
	2021	2020
	Unaudited	Unaudited
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common shares, net of issuance costs	$36,628	$11,362
Proceeds related to exercise of warrants	364	-
Net cash provided by financing activities	$36,992	$11,362

Increase in cash and cash equivalents and restricted cash	3,622	2,649
Cash and cash equivalents and restricted cash at the beginning of the period	9,229	5,186
Cash and cash equivalents and restricted cash at the end of the period	$12,851	$7,835

(a) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	$8	$8

(b) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$28	$52
Accrued expenses related to issuance of common shares	$42	$-

The following table provides a reconciliation of cash and cash equivalents, and long-term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	March 31,
	2021	2020
	(Unaudited)
Cash and cash equivalents	$12,265	$6,762
Restricted cash included in Restricted cash and short-term bank deposits	586	1,073
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$12,851	$7,835

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

The Company has incurred an accumulated deficit of approximately $315,453 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2021, the Company’s total shareholders’ equity amounted to $68,136. During the nine month period ended March 31, 2021, the Company incurred operating losses of $36,036 and its negative cash flow from operating activities was $21,313.

As of March 31, 2021, the Company’s cash position (cash and cash equivalents, short-term bank deposits and restricted cash and long-term bank deposits) totaled approximately $73,893. The Company plans to continue to finance its operations from, its current resources including the net proceeds received from its registered direct offering that closed in February 2021 and proceeds from the sales of common shares pursuant to the New ATM Agreement (as defined herein), the proceeds from the loan under the European Investment Bank (the “EIB”) finance contract (the “Finance Contract”) (See Note 1c) once certain milestones are reached and the funds are disbursed, by entering into licensing or other commercial agreements, from grants to support its research and development activities and from sales of its equity securities. Management believes that its current resources and these sources for additional funds, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product.

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

The Company has not yet received any amounts under the EIB Financing Agreement.

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

Operating results for the nine month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

e.	Recently Adopted Accounting Pronouncements

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

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2021, an amount of $586 of cash and deposits was pledged by the Subsidiary to secure its credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the Israeli Innovation Authority (“IIA”) are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

Through March 31, 2021, total grants obtained from the IIA aggregated to approximately $27,743 and total royalties paid and accrued amounted to $169. As of March 31, 2021, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

In May 2020, the Company was selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together experts in life science and computer science to develop AI based end-to-end genome-editing solutions. An amount of approximately $480 was allocated to the Company, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. As of March 31, 2021, the Company received total grants of approximately $401 from the IIA pursuant to the CRISPR-IL consortium program. The CRISPR-IL consortium program does not require any obligation to pay royalties.

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

As of March 31, 2021, total grants obtained under this Smart Money program amounted to approximately $112. As of March 31, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of March 31, 2021, the aggregate amount of grant obtained from this Smart Money program was approximately $160. As of March 31, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $160 and no royalties were paid or accrued.

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

As of March 31, 2021, total grants obtained under the “Shalav” program amounted to approximately $52. As of March 31, 2021, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

NOTE 4: - SHAREHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the Securities and Exchange Commission on June 23, 2017, on February 6, 2019, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) which provided that, upon the terms and subject to the conditions and limitations in the sales agreement, the Company was able to elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the nine month period ended March 31, 2020, the Company sold 3,319,898 common shares under the Sales Agreement at an average price of $3.91 per share for aggregate net proceeds of approximately $11,362, net of issuance expenses of $1,604. On June 30, 2020, the Company’s shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated.

b.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into a new Open Market Sale Agreement (“New ATM Agreement”) with Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the New ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. During the nine month period ended March 31, 2021, the Company sold 1,045,097 common shares under the New ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,509, net of issuance expenses of $377.

c.	On February 2, 2021, the Company, entered into a securities purchase agreement, with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, by the Company directly to the Investors, 4,761,905 common shares for gross proceeds of $30,000. The aggregate net proceeds were approximately $28,077, net of issuance expenses of $1,923.

d.	In July 2019, the Board of Directors approved a 1-for-10 reverse share split of the Company’s (a) authorized common shares; (b) issued and outstanding common shares and (c) authorized preferred shares. The reverse share split became effective on July 25, 2019. All common shares, options, warrants and securities convertible or exercisable into common shares, as well as loss per share, have been adjusted to give retroactive effect to this reverse share split for all periods presented.

An additional 1,292 common shares were included in the Company’s issued and outstanding shares as a result of rounding fractional shares into whole shares as a result of the reverse share split.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY (CONT.)

e.	During the nine month period ended March 31, 2021, warrants to purchase a total of 519,990 common shares from the Company’s April 2019 firm commitment underwritten public offering were exercised at an exercise price of $7.00 per share, resulting in the issuance of 51,999 common shares for net proceeds of approximately $364.

f.	Options to non-employees:

A summary of the options to non-employee consultants under its 2005 and 2016 incentive option plans is as follows:

	Nine months ended March 31, 2021 (Unaudited)
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at beginning of period	54,871	$0.00001	-	-

Options exercised	(15,035)	-	-	-

Options outstanding at end of the period	39,836	0.00001	7.24	$190

Options exercisable at the end of the period	35,461	0.00001	7.18	$169

Options unvested	4,375	0.00001	7.73	$21

Options vested and expected to vest	39,836	$0.00001	7.24	$190

Compensation expenses related to options granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Research and development expenses	$-	$(35)	$-	$(68)
General and administrative expenses	$9	$58	$3	$5
	$9	$23	$3	$(63)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY (CONT.)

f.	Restricted Shares (“RS”) and restricted Shares units (“RSUs”) to employees, directors and consultants:

1.	RS and RSUs to employees and directors:

The following table summarizes the activity related to unvested RS and RSUs granted to employees and directors under the Company’s 2005, 2016 and 2019 incentive option plans for the nine month period ended March 31, 2021 (Unaudited):

Number
Unvested at the beginning of period	415,194
Granted	2,643,120
Forfeited	(39,849)
Vested	(363,182)
Unvested at the end of the period	2,655,283
Expected to vest after March 31, 2021	2,611,578

Compensation expenses related to RS and RSUs granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Research and development expenses	$1,158	$451	$594	$37
General and administrative expenses	8,962	1,393	4,794	344
	$10,120	$1,844	$5,388	$381

Unamortized compensation expenses related to RSUs granted to employees and directors to be recognized over an average time of approximately 4 years are approximately $14,083.

Market-based awards

In September 2020, the Company granted two if its executive officers an aggregate of 1,000,0000 RSUs under the Company’s 2019 option plan.

The RSUs will vest upon satisfaction of market-based condition during a period of three years from the date of the grant. The market-based condition relates to the specific market capitalization value of the Company.

For market-based awards, the Company determines the grant-date fair value utilizing a Monte Carlo simulation model, which incorporates various assumptions including expected stock price volatility, risk-free interest rates, and the expected date of a qualifying event. The Company estimates the volatility of the common shares based on its historical share price volatility for a period of 4 years from the grant date based on the daily changes in the share price. The risk-free interest rate is based on the zero-coupon yield of U.S. Treasury bonds for the expiration date of the RSUs.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - SHAREHOLDERS’ EQUITY (CONT.)

The fair value of the market-based award uses the assumptions noted in the following table:

Risk-free interest rates	0.16%
Dividend yield	0%
Expected volatility	69.44%

The Company recognizes compensation expenses for the value of its market-based awards based on the results of the Monte Carlo valuation model.The fair value of the market-based awards granted on the grant date was $7.28 per share and the expected time for the market condition to achieve, based on the Monte Carlo valuation model, is thirteen and a half months from the date of the grant.

f.	RS and RSUs to employees, directors and consultants (cont.):

2.	RS and RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to consultants under the Company’s 2005 and 2016 incentive option plans for the nine month period ended March 31, 2021 (Unaudited):

Number
Unvested at the beginning of period	6,250
Granted	110,000
Expired	(29,062)
Vested	(10,313)
Unvested at the end of the period	76,875

Compensation expenses related to RS and RSUs granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Research and development expenses	$142	$9	$74	$(14)
General and administrative expenses	111	126	60	67
	$253	$135	$134	$53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions;

●	our pre-clinical and clinical trials plans, including timing of initiation, expansion, enrollment and conclusion of trials;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon 2020 program, as well as grants from other independent third parties;

●	the receipt of funds pursuant to our finance agreement, or the EIB Finance Agreement, with the European Investment Bank, or the EIB, and whether we will achieve the milestones necessary to receive funds thereunder;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	the progress of our regulated clinical multinational trial program for the potential use of PLX cells in the treatment of patients suffering from ARDS associated with COVID-19;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectation regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

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

We are currently enrolling patients in a multinational Phase III clinical study for muscle recovery following surgery for hip fracture and two Phase II clinical studies in Acute Respiratory Distress Syndrome, or ARDS, complicated by the COVID-19 coronavirus in the U.S., EU and Israel. We also expect to expand our COVID-19 program to Mexico following the receipt of all regulatory approvals. We are currently in discussions with Innovare R&D, or Innovare, to amend our existing collaboration agreement, which will include nominating Innovare as our promoter for our potential future study relating to the treatment of ARDS complicated by the COVID-19 in Mexico. Following this amendment, we expect that we will hold the full commercialization rights in the territory, and we will fund the study subject to receipt of regulatory approvals. In addition, we do not expect Innovare to pay for the cells for the clinical study.

In addition, we are focusing on other clinical programs such as a Phase I clinical study for incomplete recovery following bone marrow transplantation in the U.S. and Israel, an Investigator-Led Phase I/II Chronic Graft vs Host Disease Study, and acute radiation syndrome, under the FDA animal rule. We believe that each of these indications is a severe unmet medical need.

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

We recently announced positive topline results in our first study in humans evaluating PLX-R18 as a treatment for HCT, the results of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on April 29, 2021.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2020.

Revenues

We had no revenues for both the nine and three month periods ended March 31, 2021, as compared to $23,000 and zero, respectively, in the nine month and three periods ended March 31, 2020. Revenues in 2020 were related to the sale of our PLX cells for research use.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 program and the IIA) for the nine month period ended March 31, 2021 increased by 37% from $15,739,000 for the nine month period ended March 31, 2020 to $21,581,000. The increase is mainly attributed to: (1) an increase in clinical trial subcontractor expenses for our ARDS associated with our COVID - 19 Phase II clinical trials, (2) an increase in materials purchased as part of our production plan, (3) an increase in payroll expenses related to payroll adjustments, increase in the average number of employees, and the strength of the New Israel Shekel, or NIS, against the U.S. dollar, (4) an increase in share-based compensation expenses related to the amount of restricted stock units, or RSUs, granted and the share price at the time of the grant and (5) a decrease in participation by the EU with respect to the Horizon 2020 program, as a result of our utilizing the entirety of the grant under such program during the nine month period ended March 31, 2020. The increase was partially offset by lower depreciation expenses and lower travel abroad expenses.

Research and development expense, net (costs less participation and grants by the Horizon 2020 program and the IIA) for the three month period ended March 31, 2021 increased by 34% from $5,717,000 for the three month period ended March 31, 2020 to $7,666,000. The increase is mainly attributed to: (1) an increase in clinical trial subcontractor expenses for our ARDS associated with our COVID - 19 Phase II clinical trials, (2) an increase in payroll expenses related to payroll adjustments and the strength of the NIS against the U.S. dollar and (3) an increase in share-based compensation expenses related to the amount of RSUs granted and the share price at the time of the grant. The increase was partially offset due to higher participation by the IIA on the CRISPR-IL program, a decrease in materials purchased and lower travel abroad expenses.

General and Administrative Expenses

General and administrative expenses for the nine month period ended March 31, 2021 increased by 176% from $5,245,000 for the nine month period ended March 31, 2020 to $14,455,000. The increase is mainly attributed to: (1) an increase in share-based compensation expenses related to the amount of RSUs granted, the fair value of such grants at the time of the grants and the expected vesting period, including RSU grants to our Chief Executive Officer and Executive Chairman (see note 4f1 in the financial statements), (2) an increase in payroll expenses, mostly related to the entitlement of our Executive Chairman to certain adjustment fees pursuant to his amended consulting agreement, the accrual for target bonuses for our Chief Executive Officer and Chief Financial Officer according to their amended employment agreement, payroll adjustments and the strength of the NIS against the U.S. dollar, (3) an increase in directors and officers insurance premium expenses and (4) an increase in legal expenses related to the EIB Finance Agreement. The increase was offset by a decrease in restricted stock expenses relating to issuances to consultants and lower travel abroad expenses.

General and administrative expenses for the three month period ended March 31, 2021 increased by 290% from $1,682,000 for the three month period ended March 31, 2020 to $6,559,000. The increase is mainly attributed to: (1) an increase in share-based compensation expenses related to the amount of RSUs granted, the fair value of such grants at the time of the grants and the expected vesting period, including RSU grants to our Chief Executive Officer and Executive Chairman (see note 4f1 in the financial statements) (2) an increase in payroll expenses related to payroll adjustments, the accrual for target bonuses for our Chief Executive Officer and Chief Financial Officer according to their amended employment agreements, and the strength of the NIS against the U.S. dollar and (3) an increase in directors and officers insurance premium expenses. The increase was partially offset by a decrease in restricted stock expenses relating to issuances to consultants and lower travel abroad expenses.

Financial Income (Expense), Net

Financial income (expense), net, increased from a net financial expense of ($54,000) for the nine month period ended March 31, 2020 to a net financial income of $739,000 for the nine month period ended March 31, 2021. This increase is mainly attributable to exchange rate income derived from NIS against U.S. dollar exchange rates on deposits linked to the NIS.

Financial income (expense), net, decreased from a net financial expense of ($108,000) for the three month period ended March 31, 2020 to a net financial expense of ($29,000) for the three month period ended March 31, 2021. This decrease is mainly attributable to interest income as a result of an increase in deposits and decrease in financial expenses derived from hedging activity. The increase in financial income was offset by exchange rate expenses on deposits linked to NIS, derived from the strength of the NIS against U.S. dollar.

Net Loss

Net loss for the nine and three month periods ended March 31, 2021 was $35,297,000 and $14,254,000, respectively, as compared to net loss of $21,016,000 and $7,507,000 for the nine and three month periods ended March 31, 2020. The increases in net loss were mainly due to increases in research and development and general and administrative expenses, as described above. Net loss per share for the nine and three month periods ended March 31, 2021 was $1.31 and $0.48, respectively, as compared to $1.28 and $0.42 for the nine and three month periods ended March 31, 2020.

For the nine and three month periods ended March 31, 2021 and March 31, 2020, we had weighted average common shares outstanding of 26,936,831, 29,617,233 and 16,376,377, 17,823,207, respectively, which were used in the computations of net loss per share for the nine and three month periods.

The increase in weighted average common shares outstanding reflects the issuances of shares pursuant to the Open Market Sale AgreementSM, or the Sales Agreement, that we entered into with Jefferies on February 6, 2019, issuances of shares pursuant to a securities purchase agreement with two institutional investors in May 2020, issuances of shares pursuant to a securities purchase agreement with certain institutional investors in February 2021, issuances of shares pursuant to our new Open Market Sale Agreement SM, or the New ATM Agreement, that we entered into with Jefferies LLC, or Jefferies, on July 16, 2020, and issuances of additional shares upon settlement of RSUs issued to employees and consultants, and shares issued as a result of the exercise of outstanding warrants and options.

Liquidity and Capital Resources

As of March 31, 2021, our total current assets were $49,820,000 and total current liabilities were $9,916,000. On March 31, 2021, we had a working capital surplus of $39,904,000, shareholders’ equity of $68,136,000 and an accumulated deficit of $315,453,000. We finance our operations, and plan to continue doing so, from our existing cash, use of the funds that we may receive pursuant to the EIB Finance Agreement once we meet the applicable milestones, issuances of our securities, and other non-dilutive grants such as grants from the IIA, European Union’s Horizon 2020 program and Israel’s Ministry of Economy.

Our cash and cash equivalents as of March 31, 2021 amounted to $12,265,000, compared to $6,762,000 as of March 31, 2020, and compared to $8,270,000 as of June 30, 2020. Cash balances changed in the nine months ended March 31, 2021 and 2020 for the reasons presented below.

Operating activities used cash of $21,313,000 in the nine months ended March 31, 2021, compared to $20,047,000 in the nine months ended March 31, 2020. Cash used in operating activities in the nine months ended March 31, 2021 and 2020 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, including the costs of our clinical studies, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities used cash of $12,057,000 in the nine months ended March 31, 2021, compared to cash provided of $11,334,000 for the nine months ended March 31, 2020. The investing activities in the nine month period ended March 31, 2021 consisted primarily of the investment of $13,688,000 in long term deposits and payments of $331,000 related to investment in property and equipment, partially offset by the withdrawal of $1,962,000 of short term deposits. The investing activities in the nine month period ended March 31, 2020 consisted primarily of the withdrawal of $11,490,000 of short term deposits, offset by payments of $157,000 related to investment in property and equipment.

Financing activities generated cash of $36,992,000 during the nine months ended March 31, 2021, compared to $11,362,000 for the nine months ended March 31, 2020. The cash generated in the nine months ended March 31, 2021 from financing activities is related to net proceeds of $36,628,000 comprised of funds received from our February 2021 registered direct offering and common shares issuances made under the New ATM Agreement and, net proceeds of $364,000 from issuing our common shares from the exercise of warrants. The cash generated in the nine months ended March 31, 2020 from financing activities is related to net proceeds of $11,362,000 from issuing our common shares under the Sales Agreement.

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

On February 6, 2019, we entered into the Sales Agreement, pursuant to which we were entitled to issue and sell our common shares having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We were not obligated to make any sales of common shares under the Sales Agreement. On June 30, 2020, our shelf registration on Form S-3 declared effective by the SEC on June 23, 2017 expired, and as a result thereof, the Sales Agreement was terminated. On July 16, 2020, we entered into the New ATM Agreement, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the New ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. During the nine month period ended March 31, 2021, we sold 1,045,097 of our common shares under the New ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,509,000.

On February 2, 2021, we entered into a securities purchase agreement with several institutional investors, or the Investors, pursuant to which we sold, in a registered direct offering, or the Registered Direct Offering, directly to the Investors, 4,761,905 common shares, for gross proceeds of $30,000,000. The aggregate net proceeds were approximately $28,077,000, net of issuance expenses of approximately $1,923,000.

During the nine months ended March 31, 2021, warrants were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 51,999 our common shares for net proceeds of approximately $364,000.

During the nine months ended March 31, 2021, we received cash of approximately $58,000 from the IIA towards our research and development expenses. According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2021, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

In May 2020, we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for a period of 18 months, with a potential for extension of an additional 18 months and additional budget from the IIA. CRISPR-IL participants include leading companies, and medical and academic institutions. As of March 31, 2021, we received total grants of approximately $401,000 in cash from the IIA pursuant to the CRISPR-IL consortium program. The CRISPR-IL consortium program does not require any obligation to pay royalties. As of March 31, 2021, we received total grants of approximately $5,997,000 in cash from the EU research and development consortiums pursuant to the EU’s Horizon 2020 program.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Annual Report on form 10-K for the fiscal year ended June 30, 2020.

We have an effective Form S-3 registration statement (File No. 333-239890), filed under the Securities Act of 1933, as amended, or the Securities Act, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred shares and warrants to purchase common shares, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of May 6, 2021, other than the $75,000,000 we are eligible to sell pursuant to the New ATM Agreement, and the $30,000,000 we sold in the Registered Direct Offering, no common shares, preferred shares or warrants to purchase common shares were sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $315,453,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 6, 2021

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2021