Form 10-Q
period 2021-09-30
PLURISTEM THERAPEUTICS INC
filed 2021-11-08
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 32,099,615 common shares issued and outstanding as of November 4, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page
Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Consolidated Statements of Changes in Shareholders' Equity	4-5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Financial Statements	8-14

i

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2021	June 30, 2021

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$14,611	$31,241
Short-term bank deposits		46,060	33,709
Restricted cash		607	597
Prepaid expenses and other current assets		1,548	1,824
Total current assets		62,826	67,371

LONG-TERM ASSETS:

Long-term deposits		18,483	23,269
Severance pay fund		683	664
Property and equipment, net		1,176	1,499
Operating lease right-of-use asset		573	728
Other long-term assets		6	7
Total long-term assets		20,921	26,167

Total assets		$83,747	$93,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2021	June 30, 2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,303	$2,526
Accrued expenses		5,258	5,941
Operating lease liability		401	634
Accrued vacation and recuperation		983	1,203
Other accounts payable		1,420	1,213
Total current liabilities		10,365	11,517

LONG-TERM LIABILITIES

Accrued severance pay		937	920
Operating lease liability		94	100
Loan from the European Investment Bank (EIB)	4	23,444	23,850
Total long-term liabilities		24,475	24,870

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares $0.00001 par value per share: Authorized: 60,000,000 shares Issued and outstanding: 32,096,927 shares as of September 30, 2021, 31,957,782 shares as of June 30, 2021		*	*
Additional paid-in capital		390,360	387,172
Accumulated deficit		(341,453)	(330,021)
Total shareholders' equity		48,907	57,151

Total liabilities and shareholders' equity		$83,747	$93,538

(*) Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2021	2020
Operating expenses:
Research and development expenses	$(6,391)	$(6,203)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	38	265
Research and development expenses, net	(6,353)	(5,938)
General and administrative expenses	(5,088)	(2,799)

Operating loss	(11,441)	(8,737)

Financial income	263	301
Financial expenses	(254)	(53)
Financial income, net	9	248

Net loss	$(11,432)	$(8,489)

Loss per share:
Basic and diluted net loss per share	$(0.36)	$(0.33)

Weighted average number of shares used in computing basic and diluted net loss per share	32,000,789	25,535,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*	)	$336,257	$(280,156)	$56,101
Share-based compensation to employees, directors and non-employee consultants	73,741		(*	)	1,036	-	1,036
Exercise of warrants	42,857		(*	)	300	-	300
Exercise of options by non-employee consultants	3,500		(*	)	-	-	-
Net loss	-		-		-	(8,489)	(8,489)
Balance as of September 30, 2020	25,612,811	$	(*	)	$337,593	$(288,645)	$48,948

(*) Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151
Share-based compensation to employees, directors, and non-employee consultants	139,145		(*	)	3,188	-	3,188
Net loss	-		-		-	(11,432)	(11,432)
Balance as of September 30, 2021	32,096,927	$	(*	)	$390,360	$(341,453)	$48,907

(*) Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,432)	$(8,489)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	337	347
Share-based compensation to employees, directors and non-employee consultants	3,188	1,036
Decrease in prepaid expenses and other current assets and other long-term assets	277	407
Decrease in trade payables	(222)	(187)
Increase (decrease) in other accounts payable, accrued expenses, accrued vacation and recuperation and other current liabilities	(696)	880
Decrease in operating lease right-of-use asset and liability, net	(84)	(80)
Increase in interest receivable on short-term deposits	(267)	(52)
Linkage differences and interest on long-term deposits, restricted bank deposits and EIB loan	(116)	(1)
Long term interest payable pursuant to EIB loan	228	-
Accrued severance pay, net	(2)	(2)
Net cash used for operating activities	$(8,789)	$(6,141)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(15)	$(77)
Proceeds from withdrawal of (investment in) short-term deposits	(12,084)	3,754
Withdrawal of long-term deposits	4,859	522
Net cash provided (used) by investing activities	$(7,240)	$4,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands

	Three months ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to exercise of warrants	-	$300
Net cash provided by financing activities	$-	$300

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(591)	-

Decrease in cash, cash equivalents and restricted cash	(16,620)	(1,642)
Cash, cash equivalents and restricted cash at the beginning of the period	31,838	9,229
Cash, cash equivalents and restricted cash at the end of the period	$15,218	$7,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. Pluristem Therapeutics, the Subsidiary and the German Subsidiary are referred to as the “Company” or “Pluristem.” The Subsidiary and the German Subsidiary are referred to as the “Subsidiaries.”

Pluristem Therapeutics’ common shares are traded on the Nasdaq Global Market and on the Tel-Aviv Stock Exchange under the symbol “PSTI”.

b.	The Company is a bio-technology company focused in the field of regenerative medicine and operates in one business segment. The Company is developing placenta-based cell therapy product candidates for the treatment of muscle trauma, hematological disorders, radiation damage and inflammation.

The Company has incurred an accumulated deficit of approximately $341,453 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2021, the Company’s total shareholders’ equity amounted to $48,907. During the three-month period ended September 30, 2021, the Company incurred losses of $11,432 and its negative cash flow from operating activities was $8,789.

As of September 30, 2021, the Company’s cash position (cash and cash equivalents, short-term bank deposits and long-term bank deposits) totaled approximately $79,154. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial agreements, from grants to support its research and development activities, from sales of its equity securities, as well as the potential additional draw down of funds from the Finance Agreement (as defined in Note 4) executed with the European Investment Bank (the “EIB”), assuming applicable milestones will be achieved. Management believes that its current resources, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product candidates.

NOTE 2:-SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2021, but not all disclosures required by U.S. GAAP are included.

Operating results for the three-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term and restricted bank deposits, accounts receivable and other current assets, trade payable and other accounts payable, accrued expenses and other liabilities, approximate fair value because of their generally short-term maturities.

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

The Company measures its liability pursuant to the Finance Agreement with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest. The Company does not reflect its liability for future royalty payments pursuant to the Finance Agreement with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030, which cannot be measured at this time.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	Recently Issued Accounting Pronouncements

ASU No. 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission, “SRC”) to fiscal years beginning after December 15, 2022, including interim periods. Early adoption is permitted.  The Company meets the definition of a SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements but does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2021, an amount of $607 of cash and deposits was pledged by the Subsidiary to secure its credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

Through September 30, 2021, total grants from the IIA obtained aggregated to approximately $27,743 and total royalties paid and accrued amounted to $169. As of September 30, 2021, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

c.	The Company has been awarded a marketing grant under the “Smart Money” program of the Israeli Ministry of Economy and Industry. The program’s aim is to assist companies to extend their activities in international markets. The goal market that was chosen was Japan. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in Japan and for regulatory activities there. As part of the program, the Company will repay royalties of 5% from the Company’s income in Japan during five years, starting the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread over a period of up to 5 years or until the amount of the grant is fully paid.

As of September 30, 2021, total grants obtained under this Smart Money program amounted to approximately $112. As of September 30, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

d.	The Company was awarded an additional Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive close support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread over a period of up to 5 years or until the amount of the grant is fully paid.

As of September 30, 2021, the aggregate amount of grant obtained from this Smart Money program was approximately $168. As of September 30, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $168 and no royalties were paid or accrued.

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

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

As of September 30, 2021, total grants obtained under the “Shalav” program amounted to approximately $52. As of September 30, 2021, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, Pluristem entered into a finance agreement (the “Finance Agreement”) with the EIB, pursuant to which Pluristem, through the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), payable in three tranches, with the first tranche consisting of €20 million, the second of €18 million and the third of €12 million for a period of 36 months from the signing of the Finance Agreement.

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

During June 2021, Pluristem received the first tranche in an amount of $24,449 (€20 million) of the Finance Agreement. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of September 30, 2021, the linked principal balance in the amount of $23,140 and the interest accrued in the amount of $304 are presented as part of the Loan as long term liabilities.

NOTE 5: - SHAREHOLDERS’ EQUITY

a.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. During the year ended June 30, 2021, the Company sold 1,045,097 common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506, net of issuance expenses of $380. There were no sales under the ATM Agreement during the three months ended September 30, 2021.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to consultants:

A summary of the options to non-employee consultants under the Company’s 2005 and 2016 equity incentive plans is as follows:

	Three months ended September 30, 2021
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	39,836	$-	-	-

Options forfeited	(91)	$-
Options outstanding at the end of the period	39,745	$-	6.75	$153

Options exercisable at the end of the period	36,620	$-	6.71	$145
Options unvested	3,125	$-	7.22	$8
Options vested and expected to vest	39,745	$-	6.75	$153

Compensation expenses recorded in the in general and administration expenses related to options granted to consultants for the three months ended September 30, 2021 and 2020 were $2 and $3, respectfully.

c.	Restricted Shares units (“RSUs”) to employees, directors and consultants:

1. RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees and directors under the Company’s 2005, 2016 and 2019 equity incentive plans for the three-month period ended September 30, 2021:

	Three months ended September 30,
	2021	2020
	Number
Unvested at the beginning of the period	2,404,415	415,194
Granted	40,000	2,220,000
Forfeited	(23,609)	(4,875)
Vested	(118,520)	(73,116)
Unvested at the end of the period	2,302,286	2,557,203
Expected to vest after the end of the period	2,261,117	2,539,848

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

c.	RSUs to employees, directors and consultants (cont.):

Compensation expenses related to RSUs granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2021	2020
Research and development expenses	$209	$92
General and administrative expenses	2,907	822
	$3,116	$914

Unamortized compensation expenses related to RSUs granted to employees and directors is approximately $7,055 to be recognized by the end of March 2025.

2.	RSUs to consultants:

The following table summarizes the activity related to unvested RSUs granted to consultants under the Company’s 2005, 2016 and 2019 equity incentive plans for the three-month period ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
	Number
Unvested at the beginning of the period	76,249	6,250
Granted	-	85,000
Vested	(20,625)	(625)
Unvested at the end of the period	55,624	90,625

Compensation expenses related to RSUs granted to consultants were recorded as follows:

	Three months ended September 30,
	2021	2020

Research and development expenses	$32	$103
General and administrative expenses	38	16
	$70	$119

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

In addition, historic results of scientific research, clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, or the 2021 Annual Report, as well as Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Pluristem” mean Pluristem Therapeutics Inc. and our wholly owned subsidiaries, Pluristem Ltd. and Pluristem GmbH, unless otherwise indicated or as otherwise required by the context.

Overview

We are a biotechnology company focused in the field of regenerative medicine, and a leading developer of placenta-based cell therapy product candidates for the treatment of multiple inflammatory, muscle injuries and hematologic conditions. Our operations are focused on the research, development, manufacturing, conducting clinical studies and business development of cell therapeutics and related technologies.

We develop, and intend to commercialize, cell therapy production technologies and products that are derived from the human placenta after a full-term delivery of a healthy baby. Our placental expanded, or PLX, cells are adherent stromal cells that are expanded using a proprietary three-dimensional, or 3D, process.  This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow.  Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition such as inflammation, muscle trauma, hematological disorders and radiation damage.

We are conducting several multinational clinical studies which consist of a Phase III clinical study in muscle recovery following surgery for hip fracture and two Phase II clinical studies in Acute Respiratory Distress Syndrome, or ARDS, associated with COVID-19 in the United States, Europe and Israel. In addition, we are focusing on other clinical programs in the hematological field such as a Phase I clinical study for incomplete recovery following bone marrow transplantation in the United States and Israel, an investigator-led Phase I/II Chronic Graft versus Host Disease study in Israel, and Acute Radiation Syndrome, or ARS, under the U.S. Food and Drug Administration, or FDA, animal rule. We believe that each of these indications is a severe unmet medical need.

On July 8, 2021, we announced that we are bringing our COVID-19 complicated by ARDS Phase II studies in the United States, Europe and Israel to clinical readout. The analysis will be based on 89 patients enrolled. We expect to announce the topline results of the readout during the fourth calendar quarter of 2021. Our Phase III clinical study in muscle recovery following surgery for hip fracture has enrolled more than 95 percent of its patients and is expected to complete enrollment in November 2021.

We have completed enrollment in our first in human Phase I clinical study in incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT, in the United States and Israel. The study has completed enrollment of 21 patients and is designed to assess the safety of PLX-R18. We completed one year follow up for all patients during September 2021. On April 2021, we announced positive topline results of this study as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC.

 Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and the FDA’s current Good Manufacturing Practice, or cGMP, requirements and has been inspected and approved by the European and Israeli regulators for production of PLX cells for late stage trials. We have also been granted manufacturer/importer authorization and cGMP Certification by the Israeli Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow PLX cells in commercial quantities.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020.

Revenues

We had no revenues during the three-month periods ended September 30, 2021 and September 30, 2020.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 program, the IIA and other parties) for the three-month period ended September 30, 2021 increased by 7% from $5,938,000 for the three-month period ended September 30, 2020 to $6,353,000. The increase is mainly attributed to: (1) an increase in payroll expenses related to payroll adjustments and the strength of the New Israel Shekel, or NIS, against the U.S. dollar and (2) a decrease in participation by the EU with respect to the Horizon 2020 program, as a result of our utilizing the entirety of the grant under such program during the three month period ended September 30, 2020. The increase was partially offset by lower clinical trial subcontractor expenses associated with our CLI clinical trial that was terminated and a decrease in materials expenses.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2021 increased by 82% from $2,799,000 for the three-month period ended September 30, 2020 to $5,088,000. The increase is mainly attributed to: (1) an increase in share-based compensation expenses related to the restricted stock units, or RSUs, granted, as a result of the fair value of such grants at the time they were made and the expected vesting periods, including the RSU grants to our Chief Executive Officer and Executive Chairman, and (2) an increase in directors and officers insurance premium expenses. The increase was partially offset by a decrease in payroll expenses related to the entitlement of Mr. Aberman, our Executive Chairman, to certain adjustment fees pursuant to his amended consulting agreement recorded in the three months ended September 30, 2020.

Financial Income

Financial income decreased from a financial income of $301,000 for the three-month period ended September 30, 2020 to a financial income of $263,000 for the three-month period ended September 30, 2021. This decrease is mainly attributable to decrease in income from exchange rate differences, partially offset by an increase in interest income as a result of an increase in deposits.

Financial Expenses

Financial expenses increased from a financial expense of $53,000 for the three-month period ended September 30, 2020 to a financial expense of $254,000 for the three-month period ended September 30, 2021. This increase is mainly attributable to interest expenses related to the EIB loan provided to us pursuant to the EIB Finance Agreement.

Net Loss

Net loss for the three-month period ended September 30, 2021 was $11,432,000 as compared to net loss of $8,489,000 for the three-month period ended September 30, 2020. The increases in net loss were mainly due to increases in research and development expenses and general and administrative expenses, as described above. Net loss per share for the three-month period ended September 30, 2021 was $0.36 as compared to $0.33 for the three-month period ended September 30, 2020.

For the three-month periods ended September 30, 2021 and September 30, 2020, we had weighted average common shares outstanding of 32,000,789 and 25,535,593, respectively, which were used in the computations of net loss per share for the three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares mainly related to the issuances of shares pursuant to a securities purchase agreement with certain institutional investors in February 2021, issuances of shares pursuant to our Open Market Sale AgreementTM, or the ATM Agreement, that we entered into with Jefferies LLC, or Jefferies, on July 16, 2020, issuances of additional shares upon the settlement of RSUs issued to directors, employees and consultants, and shares issued as a result of exercises of outstanding warrants and options.

Liquidity and Capital Resources

As of September 30, 2021, our total current assets were $62,826,000 and total current liabilities were $10,365,000. On September 30, 2021, we had a working capital surplus of $52,461,000, shareholders’ equity of $48,907,000 and an accumulated deficit of $341,453,000.

Our cash and cash equivalents as of September 30, 2021 amounted to $14,611,000, compared to $6,625,000 as of September 30, 2020, and compared to $31,241,000 as of June 30, 2021. Cash balances changed in the three months ended September 30, 2021 and 2020 for the reasons presented below.

Operating activities used cash of $8,789,000 in the three months ended September 30, 2021, compared to $6,141,000 in the three months ended September 30, 2020. Cash used in operating activities in the three months ended September 30, 2021 and 2020 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, including the costs of our clinical studies, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities used cash of $7,240,000 in the three months ended September 30, 2021, compared to cash provided of $4,199,000 for the three months ended September 30, 2020. The investing activities in the three-month period ended September 30, 2021 consisted primarily of the investment of $12,084,000 in short-term deposits and payments of $15,000 related to investment in property and equipment, partially offset by the withdrawal of $4,859,000 of long-term deposits. The investing activities in the three-month period ended September 30, 2020 consisted primarily of the withdrawal of $3,754,000 of short-term deposits and the withdrawal of $522,000 of long-term deposits, partially offset by payments of $77,000 related to investment in property and equipment.

Financing activities did not generate cash during the three months ended September 30, 2021, compared to $300,000 for the three months ended September 30, 2020. The cash generated in the three months ended September 30, 2020 from financing activities was related to net proceeds of $300,000 from the exercise of warrants.

On July 16, 2020, we entered into the ATM Agreement with Jefferies, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. During the year ended June 30, 2021, we sold 1,045,097 of our common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506,000. During the three-months ended September 30, 2021, we did not sell any of our common shares under the ATM Agreement.

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

During June 2021, we received the first tranche in the amount of $24,449,000 (€20 million) pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of September 30, 2021, the interest accrued was in the amount of $304,000 (€263,000).

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2021, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 is a direct grant allocated to us, for the initial period of 18 months.

Through September 30, 2021, we received total grants of approximately $443,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, out of which an amount of $42,000 was received during the three-months ended September 30, 2021.During October 2021, we received an approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of 18 months.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Annual Report on form 10-K for the fiscal year ended June 30, 2021.

We have an effective Form S-3 registration statement (File No. 333-239890), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred shares and warrants to purchase common shares, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of November 4, 2021, other than the $75,000,000 of common shares we are eligible to sell pursuant to the ATM Agreement, and the $30,000,000 of common shares we sold in the registered direct offering in February 2021, no securities have been sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $341,453,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2021

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2021