Form 10-Q
period 2021-12-31
PLURISTEM THERAPEUTICS INC
filed 2022-02-07
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 32,232,789 common shares issued and outstanding as of February 4, 2022.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021

(Unaudited)

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity	4-5

Interim Condensed Consolidated Statements of Cash Flows	8-9

Notes to Interim Condensed Consolidated Financial Statements	10-17

i

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2021	June 30, 2021

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$18,715	$31,241
Short-term bank deposits		39,468	33,709
Restricted cash		207	597
Prepaid expenses and other current assets		1,763	1,824
Total current assets		60,153	67,371

LONG-TERM ASSETS:

Long-term deposits and restricted bank deposits		10,965	23,269
Severance pay fund		717	664
Property and equipment, net		890	1,499
Operating lease right-of-use asset	3g	8,441	728
Other long-term assets		18	7
Total long-term assets		21,031	26,167

Total assets		$81,184	$93,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2021	June 30,2021

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$2,606	$2,526
Accrued expenses		3,713	5,941
Operating lease liability		669	634
Accrued vacation and recuperation		1,155	1,203
Other accounts payable		1,452	1,213
Total current liabilities		9,595	11,517

LONG-TERM LIABILITIES

Accrued severance pay		980	920
Operating lease liability	3g	7,611	100
Loan from the European Investment Bank (EIB)	4	23,158	23,850
Total long-term liabilities		31,749	24,870

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 60,000,000 shares Issued and outstanding: 32,225,102 shares as of December 31, 2021, 31,957,782 shares as of June 30, 2021		*	*
Additional paid-in capital		392,233	387,172
Accumulated deficit		(352,393)	(330,021)
Total shareholders’ equity		39,840	57,151

Total liabilities and shareholders’ equity		$81,184	$93,538

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31		Three months ended December 31,
	2021	2020	2021	2020

Operating expenses:
Research and development expenses	$(12,932)	$(14,202)	$(6,541)	$(7,999)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	72	287	34	22
Research and development expenses, net	(12,860)	(13,915)	(6,507)	(7,977)
General and administrative expenses	(9,376)	(7,896)	(4,288)	(5,097)

Operating loss	(22,236)	(21,811)	(10,795)	(13,074)

Financial income	419	947	156	646
Financial expenses	(555)	(179)	(301)	(126)
Financial income (expenses), net	(136)	768	(145)	520

Net loss	$(22,372)	$(21,043)	$(10,940)	$(12,554)

Loss per share:
Basic and diluted net loss per share	$(0.70)	$(0.82)	$(0.34)	$(0.49)

Weighted average number of shares used in computing basic and diluted net loss per share	32,068,271	25,599,008	32,136,352	25,662,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*	)	$336,257	$(280,156)	$56,101
Share-based compensation to employees, directors and non-employee consultants	162,518		(*	)	4,857	-	4,857
Issuance of common shares under Open Market Sale Agreement, net of issuance costs of $151	117,021		(*	)	869	-	869
Exercise of warrants	51,999		(*	)	364	-	364
Exercise of options by non-employee consultants	15,035		(*	)	-	-	-
Net loss	-		-		-	(21,043)	(21,043)

Balance as of December 31, 2020	25,839,286	$	(*	)	$342,347	$(301,199)	$41,148

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Share				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of October 1, 2020	25,612,811	$	(*	)	$337,593	$(288,645)	$48,948
Share-based compensation to employees, directors and non-employee consultants	88,777		(*	)	3,821	-	3,821
Issuance of common shares under ATM Agreement, net of issuance costs of $151	117,021		(*	)	869	-	869
Exercise of warrants	9,142		(*	)	64	-	64
Exercise of options by employees and non-employee consultants	11,535		(*	)	-	-	-
Net loss	-		-		-	(12,554)	(12,554)

Balance as of December 31, 2020	25,839,286	$	(*	)	$342,347	$(301,199)	$41,148

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151
Share-based compensation to employees, directors, and non-employee consultants	267,320		(*	)	5,061	-	5,061
Net loss	-		-		-	(22,372)	(22,372)

Balance as of December 31, 2021	32,225,102	$	(*	)	$392,233	$(352,393)	$39,840

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of October 1, 2021	32,096,927	$	(*)		$390,360	$(341,453)	$48,907
Share-based compensation to employees, directors, and non-employee consultants	128,175		(*)		1,873	-	1,873
Net loss	-		-		-	(10,940)	(10,940)

Balance as of December 31, 2021	32,225,102	$	(*	)	$392,233	$(352,393)	$39,840

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,372)	$(21,043)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	664	695
Share-based compensation to employees, directors and non-employee consultants	5,061	4,857
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	50	(37)
Increase in trade payables	69	825
Increase (decrease) in other accounts payable, accrued expenses, accrued vacation and recuperation and other current liabilities	(2,036)	960
Decrease in operating lease right-of-use asset and liability, net	(168)	(88)
Increase in interest receivable on short-term deposits	(220)	(130)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,039	-
Linkage differences and interest on long-term deposits and restricted bank deposits	(54)	(29)
Long term interest payable and foreign exchange differences on the EIB loan	(692)	-
Accrued severance pay, net	7	6
Net cash used for operating activities	$(18,652)	$(13,984)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(44)	$(207)
Proceeds from withdrawal of (investment in) short-term deposits	(5,539)	2,445
Proceeds from withdrawal of long-term deposits	12,658	9,533
Net cash provided by investing activities	$7,075	$11,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common shares, net of issuance costs	-	$920
Proceeds related to exercise of warrants	-	364
Net cash provided by financing activities	$-	$1,284

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(1,039)	-

Decrease in cash, cash equivalents and restricted cash	(12,616)	(929)
Cash, cash equivalents and restricted cash at the beginning of the period	31,838	9,229
Cash, cash equivalents and restricted cash at the end of the period	$19,222	$8,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1:-GENERAL

a.	Pluristem Therapeutics Inc., a Nevada corporation (“Pluristem Therapeutics”), was incorporated on May 11, 2001. Pluristem Therapeutics has a wholly owned subsidiary, Pluristem Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. Pluristem Therapeutics, the Subsidiary and the German Subsidiary are referred to as the “Company” or “Pluristem.” The Subsidiary and the German Subsidiary are referred to as the “Subsidiaries.”

Pluristem Therapeutics’ common shares are traded on the Nasdaq Global Market and on the Tel-Aviv Stock Exchange under the symbol “PSTI”.

b.	The Company is a bio-technology company focused on the field of regenerative medicine and operates in one business segment. The Company is developing placenta-based cell therapy product candidates for the treatment of muscle trauma, hematological disorders, radiation damage and inflammation.

The Company has incurred an accumulated deficit of approximately $352,393 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2021, the Company’s total shareholders’ equity amounted to $39,840. During the six-month period ended December 31, 2021, the Company incurred losses of $22,372 and its negative cash flow from operating activities was $18,652.

As of December 31, 2021, the Company’s cash position (cash and cash equivalents, short-term bank deposits and long-term bank deposits) totaled approximately $68,848. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial agreements, from grants to support its research and development activities, from sales of its equity securities, as well as the potential additional draw down of funds from the Finance Agreement (as defined in Note 4) executed with the European Investment Bank (the “EIB”), assuming applicable milestones will be achieved. Management believes that its current resources, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product candidates.

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

Operating results for the six-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022.

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

ASU No. 2021-10- ” Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”):

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the effect the adoption of this ASU may have on our future disclosures.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2021, an amount of $507 of cash and deposits was pledged by the Subsidiary to secure its credit line and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

Through December 31, 2021, total grants from the IIA obtained aggregated to approximately $27,743 and total royalties paid and accrued amounted to $169. As of December 31, 2021, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

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

As of December 31, 2021, total grants obtained under this Smart Money program amounted to approximately $112. As of December 31, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program was $112 and no royalties were paid or accrued.

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

As of December 31, 2021, the aggregate amount of grant obtained from this Smart Money program was approximately $178. As of December 31, 2021, the Company’s contingent liability with respect to royalties for this “Smart Money” program is $178 and no royalties were paid or accrued.

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

As of December 31, 2021, total grants obtained under the “Shalav” program amounted to approximately $52. As of December 31, 2021, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

g.	In December 2021, the Company signed an addendum to its facility operating lease agreement (the “Addendum”) with the lessor, which extended the lease period to December 2026 and the Company has the option to extend the term of the lease (the “Extension Option”) for an additional period of five years until December 2031. The monthly lease payments are approximately $94 (291,000 NIS) and will increase by 10% with the Extension Option. As a result of the Addendum, the right of use asset in the amount of $7,769 is presented in the long-term assets, and the operating lease liability in the amount of $431 and $7,338 is presented in the short-term and long-term liabilities, respectively. The appropriate discount rate for the Company’s operating lease as of December 31, 2021 was 9.2%. The Company recognizes lease expenses, on a straight-line basis over the lease term.

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, Pluristem GMBH entered into a finance agreement (the “Finance Agreement”) with the EIB, pursuant to which Pluristem GmbH can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), payable in three tranches, with the first tranche consisting of €20 million, the second of €18 million and the third of €12 million for a period of 36 months from the signing of the Finance Agreement.

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

During June 2021, Pluristem received the first tranche in an amount of $24,449 (€20 million) of the Finance Agreement. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of December 31, 2021, the linked principal balance in the amount of $22,636 and the interest accrued in the amount of $522 are presented as part of the Loan as long-term liabilities.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into an Open Market Sale Agreement (“ATM Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. During the year ended June 30, 2021, the Company sold 1,045,097 common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506, net of issuance expenses of $380. There were no sales under the ATM Agreement during the six months ended December 31, 2021.

a.	Options to consultants:

A summary of the options to non-employee consultants under the Company’s 2005 and 2016 equity incentive plans is as follows:

	Six months ended December 31, 2021
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	39,836	$-	6.99	$158

Options granted	40,000	$2.33
Options forfeited	(1,291)	$-
Options outstanding at the end of the period	78,545	$1.19	8.33	$56

Options exercisable at the end of the period	36,045	$-	6.68	$53
Options unvested	42,500	$2.19
Options vested and expected to vest	78,545	$1.19	8.33	$56

Compensation expenses recorded in general and administration expenses related to options granted to consultants for the six and three months ended December 31, 2021 and 2020 were $10 and $6, $8 and $3, respectfully.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Restricted Shares units (“RSUs”) to employees, directors and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees and directors under the Company’s 2005, 2016 and 2019 equity incentive plans for the six-month period ended December 31, 2021:

	Six months ended December 31,
	2021	2020
	Number
Unvested at the beginning of the period	2,404,415	415,194
Granted	75,000	2,600,120
Forfeited	(32,480)	(5,649)
Vested	(233,570)	(161,268)
Unvested at the end of the period	2,213,365	2,848,397
Expected to vest after the end of the period	2,172,615	2,800,315

Compensation expenses related to RSUs granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Research and development expenses	$418	$564	$209	$472
General and administrative expenses	4,494	4,168	1,587	3,346
	$4,912	$4,732	$1,796	$3,818

Unamortized compensation expenses related to RSUs granted to employees and directors is approximately $9,420 to be recognized by the end of December 2025.

PLURISTEM THERAPEUTICS INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

2.	RSUs to consultants:

The following table summarizes the activity related to unvested RSUs granted to consultants under the Company’s 2005, 2016 and 2019 equity incentive plans for the six-month period ended December 31, 2021 and 2020:

	Six months ended December 31,
	2021	2020
	Number
Unvested at the beginning of the period	76,249	6,250
Granted	-	110,000
Forfeited	-	(25,000)
Vested	(33,750)	(1,250)
Unvested at the end of the period	42,499	90,000

Compensation expenses related to RSUs granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Research and development expenses	$45	$68	$13	$(35)
General and administrative expenses	94	51	56	35
	$139	$119	$69	$-

NOTE 6:- SUBSEQUENT EVENTS

On January 5, 2022, the Subsidiary entered into definitive agreements (collectively, the “Agreements”) with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”) (together, the “Parties”). Pursuant to the Agreements, the Parties established a new company (“NewCo”) with the purpose of developing cultured meat products of all types and kinds. NewCo will receive exclusive, global, royalty bearing licensing rights to use Pluristem’s proprietary technology, intellectual property and knowhow, to be used in the field of cultured meat. Tnuva will invest $7.5 million in NewCo, according to a pre-money valuation of $40 million, with the option to invest up to an additional $7.5 million over a period of 12 months following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in treating various medical conditions;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical trials plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals, including under accelerated paths;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the receipt of additional funds pursuant to our finance agreement, or the EIB Finance Agreement, with the European Investment Bank, or the EIB, and whether we will achieve further milestones necessary to receive additional funds thereunder;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	the progress of our multinational Phase III trial program for the potential use of PLX cells in the treatment of muscle injury following arthroplasty for hip fracture;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

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

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house GMP cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine and plan to utilize it in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform.

Our operations are focused on the research, development and manufacturing of cells, conducting clinical studies and the business development of cell therapeutics and cell based technologies, such as our recent collaboration with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva, to use our technology to establish a cultured food platform.

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of multiple inflammatory, muscle injuries and hematologic conditions. We develop, and intend to commercialize, cell therapy production technologies and products that are derived from the human placenta after a full-term delivery of a healthy baby. Our placental expanded, or PLX, cells are adherent stromal cells that are expanded using our 3D platform.  Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition.

We intend to enhance the global reach of our cell expansion technology and PLX product portfolio, enabling the development of various new cell-based products for multiple applications, based on our innovative technology and manufacturing capabilities.

Our goal is to make significant progress with our clinical pipeline and clinical studies to ultimately bring innovative, potent therapies to patients who need new treatment options. In addition, we plan to continue leveraging our proprietary technology for other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform, such as the food tech industry. We expect to demonstrate a real-world impact and value from our cell based technology platform and PLX pipeline. Our business model for commercialization and revenue generation includes, but is not limited to, licensing deals, joint ventures, direct sale of our products and partnerships.

Clinical Studies

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

On November 15, 2021, we announced that we fully completed the enrollment of 240 patients for our Phase III clinical study in muscle recovery following surgery for hip fracture. The multinational clinical study includes patients from the U.S., Europe, and Israel, and we expect to announce topline results in the third calendar quarter of 2022.

On December 27, 2021, we announced topline results for our COVID-19 studies based on 89 patients enrolled. The primary efficacy endpoint was the number of ventilator free days, or VFD, from day 1 through day 28 of the studies. VFD at day 60 and all-cause mortality at days 28 and 60 were part of the secondary efficacy endpoints in the studies. The studies did not meet the primary efficacy endpoint of statistically significant improvement of VFD at 28 days. Taking into consideration the baseline risk factors of the ARDS patients, no differences in the safety profile were observed between PLX-PAD and placebo.

We have completed enrollment in our first in human Phase I clinical study in incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT, in the United States and Israel. The study has completed enrollment of 21 patients and is designed to assess the safety of PLX-R18. We completed one year follow up for all patients during September 2021. In April 2021, we announced positive topline results of this study and we plan to announce final results following a one year follow up during the first calendar quarter of 2022.

Our manufacturing facility complies with the European, Japanese, Israeli, South Korean and the FDA’s current Good Manufacturing Practice, or cGMP, requirements and has been inspected and approved by the European Qualified Person, or QP, and Israeli MoH for production of PLX cells for late stage trials. We have also been granted manufacturer/importer authorization and cGMP Certification by the Israeli Ministry of Health. If we obtain FDA and other regulatory approvals to market PLX cells, we expect to have in-house production capacity to grow PLX cells in commercial quantities.

Food Tech

On January 5, 2022, we entered a joint venture with Tnuva and through our fully owned subsidiary Pluristem Ltd. Under the joint venture agreement, we established a new company, Plurinuva Ltd. (which name may be changed from time to time), an Israeli company, or NewCo, with the purpose of developing cultured meat products of all types and kinds. NewCo is intended to be engaged in the development, manufacturing and commercialization of technology, know-how and products that will be based on licensed products relating to the field of cultured meat, or the Field.

Pursuant to the joint venture, Tnuva entered into a Share Purchase Agreement, or the SPA, with NewCo and Pluristem Ltd., pursuant to which NewCo shall issue, on the closing date of the SPA, 15.79% of its share capital to Tnuva, as well as a warrant to purchase additional shares of Newco, in consideration of an aggregate of $7,500,000 in cash. In addition, pursuant to the SPA, in the event the Company decides to use its technology for the development of cultured milk or fish products, Tnuva shall also have the right, for a period of seven (7) years following the Closing Date, to participate in the formation of additional separate joint ventures for the development of those products.

Prior to the Closing Date, the Subsidiary and NewCo also agreed to execute a Technology License Agreement, or the License Agreement, and at the Closing, the Subsidiary and NewCo shall execute a Transitional Services Agreement, or the Services Agreement. Pursuant to the License Agreement, the Subsidiary shall grant NewCo an exclusive, royalty bearing, perpetual and irrevocable, worldwide, non-transferable (except under specific circumstances specified thereunder), sublicensable license to its technology for the use in the development of the Licensed Products. In addition, NewCo shall grant the Subsidiary, pursuant to the License Agreement, an exclusive, perpetual and irrevocable, worldwide, sublicensable, royalty-free, license to use, make, exploit and develop the improvements made by NewCo to the licensed technology outside of the Field. In consideration for the license, NewCo agreed to grant the Subsidiary royalties in the mid-single digits. Pursuant to the terms of the Services Agreement, the Subsidiary shall provide NewCo transitional services to support its commercial efforts on a cost basis, for an initial term of eighteen (18) months, subject to mutual extension for an additional six (6) months.

Pursuant to the SPA, Tnuva and NewCo agreed to enter into a Commercialization Agreement within twelve (12) months pursuant to which Tnuva shall be granted exclusive marketing, distribution and sale rights of the Licensed Products in Israel. Tnuva’s exclusivity in the region will be subject to achieving and maintaining specific milestones. NewCo shall retain exclusive worldwide marketing, distribution, and sale rights for the Licensed Products worldwide, except in Israel.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2020.

Revenues

We had no revenues for either the six or three-month periods ended December 31, 2021 and December 31, 2020.

Research and Development Expenses, Net

Research and development expense, net (costs less participation and grants by the Horizon 2020 program, the IIA and other parties) for the six-month period ended December 31, 2021 decreased by 8% from $13,915,000 for the six-month period ended December 31, 2020 to $12,860,000. The decrease is mainly attributed to a decrease in clinical trial subcontractor expenses following the termination of our prior study relating to the use of our PLX-PAD cells for the treatment of critical limb ischemia, or CLI, and the progress of our Phase II studies of ARDS associated with COVID-19. The decrease was partially offset by higher payroll expenses related to payroll adjustments and the strength of the New Israel Shekel, or NIS, against the U.S. dollar and a decrease in participation by the EU with respect to the Horizon 2020 program, as a result of our utilizing the entirety of the grant under such program during the six-month period ended December 31, 2020.

Research and development expense, net (costs less participation and grants by the Horizon 2020 program, the IIA and other parties) for the three-month period ended December 31, 2021 decreased by 18% from $7,977,000 for the three-month period ended December 31, 2020 to $6,507,000. The decrease is mainly attributed to a decrease in clinical trial subcontractor expenses following the termination of the CLI and the progress of our Phase II studies of ARDS associated with COVID-19. The decrease was partially offset by higher payroll expenses related to payroll adjustments and the strength of the NIS against the U.S. dollar.

General and Administrative Expenses

General and administrative expenses for the six-month period ended December 31, 2021 increased by 19% from $7,896,000 for the six-month period ended December 31, 2020 to $9,376,000. The increase is mainly attributed to an increase in share-based compensation expenses related to granted restricted stock units, or RSUs, an increase in payroll expenses related to payroll adjustments, an increase in head count in general and administrative departments and the strength of the NIS against the U.S. dollar.

General and administrative expenses for the three-month period ended December 31, 2021 decreased by 16% from $5,097,000 for the three-month period ended December 31, 2020 to $4,288,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to granted RSUs. The decrease was partially offset by an increase in payroll expenses related to new employees and payroll adjustments, and provision for losses due to cyber event as mentioned in the Risk Factors below.

Financial Income

Financial income decreased from a financial income of $947,000 for the six-month period ended December 31, 2020 to a financial income of $419,000 for the six-month period ended December 31, 2021. This decrease is mainly attributable to a decrease in income from exchange rate differences on deposits linked to the NIS, partially offset by an increase in interest income on deposits linked to the Euro.

Financial income decreased from a financial income of $646,000 for the three-month period ended December 31, 2020 to a financial income of $156,000 for the three-month period ended December 31, 2021. This decrease is mainly attributable to a decrease in income from exchange rate differences on deposits linked to the NIS, partially offset by an increase in interest income on deposits linked to the Euro.

Financial Expenses

Financial expenses increased from financial expense of $179,000 for the six-month period ended December 31, 2020 to financial expenses of $555,000 for the six-month period ended December 31, 2021. This increase is mainly attributable to interest expenses related to the EIB loan provided to us pursuant to the EIB Finance Agreement.

Financial expenses increased from a financial expense of $126,000 for the three-month period ended December 31, 2020 to financial expenses of $301,000 for the three-month period ended December 31, 2021. This increase is mainly attributable to interest expenses related to the EIB loan provided to us pursuant to the EIB Finance Agreement.

Net Loss

Net loss for the six and three-month periods ended December 31, 2021 was $22,372,000 and $10,940,000 respectively, as compared to net loss of $21,043,000 and $12,554,000 for the six and three-month periods ended December 31, 2020. For the six-month period, the increase was mainly due to increases in general and administrative expenses, and for the three-month period the decrease was due to a decrease in general and administrative expenses and research and development expenses, as described above. Net loss per share for the six and three-month periods ended December 31, 2021 was $0.70 and $0.34 as compared to $0.82 and $0.49 for the six and three-month periods ended December 31, 2020.

For the six and three-month periods ended December 31, 2021 and December 31, 2020, we had weighted average common shares outstanding of 32,068,271, 32,136,352, and 25,599,008, 25,662,752, respectively, which were used in the computations of net loss per share for the six and three-month periods.

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

Liquidity and Capital Resources

As of December 31, 2021, our total current assets were $60,153,000 and total current liabilities were $9,595,000. On December 31, 2021, we had a working capital surplus of $50,558,000, shareholders’ equity of $39,840,000 and an accumulated deficit of $352,393,000.

Our cash and cash equivalents as of December 31, 2021 amounted to $18,715,000, compared to $7,824,000 as of December 31, 2020, and compared to $31,241,000 as of June 30, 2021. Cash balances changed in the six months ended December 31, 2021 and 2020 for the reasons presented below.

Operating activities used cash of $18,652,000 in the six months ended December 31, 2021, compared to $13,984,000 in the six months ended December 31, 2020. The increase is manly attributed to payments made to our suppliers, an increase in payments to our employees and the strength of the NIS against the U.S. Dollar. Cash used in operating activities in the six months ended December 31, 2021 and 2020 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, including the costs of our clinical studies, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $7,075,000 in the six months ended December 31, 2021, compared to cash provided of $11,771,000 for the six months ended December 31, 2020. The investing activities in the six-month period ended December 31, 2021 consisted primarily of the withdrawal of $12,658,000 of long-term deposits, partially offset by the investment of $5,539,000 in short-term deposits and payments of $44,000 related to investments in property and equipment. The investing activities in the six-month period ended December 31, 2020, consisted primarily of the withdrawal of $2,445,000 of short-term deposits and the withdrawal of $9,533,000 of long-term deposits, partially offset by payments of $207,000 related to investment in property and equipment.

Financing activities did not generate cash during the six months period ended December 31, 2021, compared to $1,284,000 for the six months ended December 31, 2020. The cash generated in the six months ended December 31, 2020 from financing activities was related to net proceeds of $920,000 related to issuances made under the ATM Agreement and net proceeds of $364,000 from the exercise of warrants.

On July 16, 2020, we entered into the ATM Agreement with Jefferies, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. During the year ended June 30, 2021, we sold 1,045,097 of our common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506,000. During the six-months ended December 31, 2021, we did not sell any of our common shares under the ATM Agreement.

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

During June 2021, we received the first tranche in the amount of $24,449,000 (€20 million) pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of December 31, 2021, the interest accrued was in the amount of $522,000 (€462,000).

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2021, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received an approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of 18 months.

Through December 31, 2021, we received total grants of approximately $646,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, out of which an amount of $245,000 was received during the six-months ended December 31, 2021.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Annual Report.

We have an effective Form S-3 registration statement (File No. 333-239890), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred shares and warrants to purchase common shares, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of February 4, 2022, other than the $75,000,000 of common shares we are eligible to sell pursuant to the ATM Agreement, and the $30,000,000 of common shares we sold in a registered direct offering in February 2021, no securities have been sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $352,393,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - During November 2021, we experienced a cybersecurity incident in which one or more third parties were able to impersonate one of our vendors by using a falsified email domain account and asked to wire a payment to a false bank account. As a result of this cybersecurity incident, we implemented certain changes to our internal control procedures with respect to payments to suppliers that seek to provide alternate bank account information to us. We have also updated our information technology procedures and hired the services of a cybersecurity consultant to assist with exploring and implementing a range of steps to enhance our security protections in order to prevent future cybersecurity incidents. In addition, we have enhanced our organizational awareness of cybersecurity and information security within our organization.

Except as set forth above, there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report, except as noted below.

We suffered a cybersecurity incident which resulted in the loss of funds. While we have protocols to prevent future incidents, these protocols may not prevent future incidents and any significant similar future incidents could have a negative impact on our business.

During November 2021, we experienced a cybersecurity incident in which one or more third parties were able to impersonate one of our vendors by using a falsified email domain account and asked to make a payment to a false bank account. As a result of this incident, the third parties managed to extract a sum of approximately $616,000 from us. As a result of this incident, we immediately launched an investigation into the incident, hired the services of a cybersecurity investigation firm to fully access the incident and notified the appropriate government authorities, including the banks involved in the transaction. We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. These steps may include working with a cybersecurity consultant as well as potential additional measures.

To date, the cybersecurity incident has not had any effect on our ability to meet our financial obligations, including our ability to carry out our operations and business activities. In addition, our investigation has confirmed that, other than the funds referenced above, none of our information or data was stolen or damaged. Nonetheless, our security protections, including the steps we have taken in response to the November 2021 incident, may not prevent future incidents of a similar nature or other cyber-attacks.

We continually assess cybersecurity threats and make investments to increase internal protection, detection, and response capabilities, as well as ensure our third party providers have required capabilities and controls, to address this risk. To date, we have not experienced any material impact to the business or operations resulting from information or cybersecurity attacks, including the incident mentioned above; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for us to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. We also maintain cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses.

Item 6.	Exhibits.

10.1	Consulting Agreement by and between Pluristem Ltd. and Mr. Zalman (Zami) Aberman, dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 3, 2022).

10.2*	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to Pluristem if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURISTEM THERAPEUTICS INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 7, 2022

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 7, 2022