Form 10-K
period 2022-06-30
Pluri Inc.
filed 2022-09-21
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                    ] to [                   ]

Commission file number 001-31392

PLURI INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	3508409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 011-972-74-7108600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.00001	PLUR	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$44,889,164

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

32,620,343 as of September 15, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar, amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Pluri” mean Pluri Inc., and our wholly owned Israeli subsidiary and the wholly owned subsidiary of our Israeli subsidiary in Germany, unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in regenerative medicine and food tech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our entering into certain contracts with third parties;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, as well as grants from other independent third parties;

ii

●	the receipt of funds pursuant to our agreement with the European Investment Bank, or the EIB;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	the final results of our multinational Phase III trial program for the potential use of PLX cells in the treatment of muscle injury following arthroplasty for hip fracture;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	our expectations regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations.

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

iii

PART I

Item 1. Business.

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice, or GMP, cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine and food tech and plan to utilize it in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform.

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

Our operations are focused on the research, development and manufacturing of cells and cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies, such as our recent collaboration with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva, to use our technology to establish a cultivated food platform.

We expect to demonstrate a real-world impact and value from our cell-based technology platform, our current PLX pipeline and from other cell-based product candidates that may be developed based on our platform. Our business model for commercialization and revenue generation includes, but is not limited to, licensing deals, joint ventures, partnerships, joint development agreements and direct sale of our products.

We are now completing a multinational Phase III clinical study in muscle recovery following surgery for hip fracture, with sites in the United States, Europe and Israel. In the last year, we have completed a Phase II clinical study in Acute Respiratory Distress Syndrome, or ARDS, associated with COVID-19 and a Phase I clinical study for incomplete recovery following bone marrow transplantation. Additional areas of focus for clinical development include an investigator-led Phase I/II Chronic Graft versus Host Disease, or cGVHD, study in Israel, and an Acute Radiation Syndrome, or ARS, program under the U.S. Food and Drug Administration, or FDA, animal rule. We believe that each of these indications represents a severe unmet medical need.

We were incorporated in Nevada on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri Biotech Ltd., or the Subsidiary, previously named Pluristem Ltd., which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH, which is incorporated under the laws of Germany. In January 2022, the Subsidiary established an additional subsidiary, Plurinuva Ltd., or Plurinuva, which is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva ..

On July 26, 2022, we completed our legal entity name change from Pluristem Therapeutics Inc. to Pluri Inc., by merging a wholly-owned subsidiary with and into the Company, with us being the surviving corporation. The name change reflects a broader strategy of leveraging our 3D cell expansion technology to develop innovative cell-based products that can be harnessed for a range of fields beyond medicine, providing solutions for various areas of life. Effective July 26, 2022, our Nasdaq ticker symbol was changed to “PLUR.”

Scientific Background

Cell therapy is an established field within the regenerative medicine area. The characteristics and properties of cells vary as a function of tissue source and growth conditions. The human placenta from which our PLX cells are derived provides an uncontroversial source of non-embryonic, adult cells and represents an innovative approach in the cell therapy field. The different factors that PLX cells release suggest that the cells can be used therapeutically for a variety of ischemic, inflammatory, autoimmune and hematological deficiencies.

PLX cells exhibit low immunogenicity, thus do not require tissue matching prior to administration, which allows the development of ready-to-use / “off-the-shelf” allogeneic products.

Our Technology

Our PLX cells are adherent stromal cells that are expanded using a proprietary three-dimensional, or 3D, process. This system utilizes a synthetic scaffold to create an artificial 3D environment where placental-derived stromal cells can grow. Our automated proprietary 3D, cGMP approved, process enables the large-scale monitored and controlled production of reproducible, high quality cell products and can manufacture a large number of PLX doses. Additionally, our current manufacturing process, which has scaled up during the years, has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

Our technology platform, a patented and validated state-of-the-art 3D cell expansion system, aims to advance novel cell-based solutions for a range of initiatives, including, but not limited to, pharmaceuticals, climate change, food security and animal welfare. Our method is uniquely accurate, scalable, cost-effective, and consistent from batch to batch. Our technology is currently implemented in the fields of regenerative medicine and food-tech.

Product Candidates

We believe that our technology will continue to fuel medical research and develop pharmaceuticals, while also being used to potentially create novel cell-based solutions for other innovative initiatives—such as food-tech, agri-tech, and biologics. We aim to establish partnerships that leverage our 3D cell-based technology to additional industries that require effective, mass cell production.

Pluri Health

Our primary objective is to be the leading provider of allogeneic placenta-based cell therapy products that are true off-the-shelf products that do not require any matching or additional manipulation prior to administration. Currently, our PLX products are administered intramuscular, or IM, using a standard needle and syringe.

PLX-PAD

Our first product candidate, PLX-PAD, is composed of maternal cells originating from the placenta. PLX-PAD is used in a Phase III multinational clinical study in recovery following surgery for hip fracture.

PLX-PAD is also under clinical development in collaboration with Tel Aviv Sourasky Medical Center (Ichilov Hospital) through an investigator-initiated Phase I/II study for the treatment of Steroid-Refractory cGVHD.

PLX-R18

Our second product candidate, PLX-R18, is composed of fetal cells originating from the placenta.

We have completed our first in human Phase I clinical study in incomplete hematopoietic recovery following hematopoietic cell transplantation, or HCT, in the United States and Israel.

Through our collaboration in the United States with the National Institutes of Health, or NIH, and the U.S. Department of Defense, or DoD, we are also developing a solution for ARS following or before exposure to massive radiation via the FDA Animal Rule regulatory pathway.

Modified PLX cells

In the last decade, we developed an allogeneic platform based on cells originated from the fetal and maternal cell from the placenta, and by using this platform we can produce large quantities of high-quality cells in automated and robust manufacturing process suitable for cGMP environment. As a platform technology company, we are currently developing additional product candidates, which are modified or induced PLX cells:

Induced PLX cells: we are using cells from the placenta, induced with cytokines, to transiently alter their secretion profile.

Modified PLX cells using CRISPR, or other gene editing technology: CRISPR is a unique technology which allows precise gene editing of cells. Using this technology, we can initiate the next evolution in cell therapy by allowing the reprograming of cells for specific needs. Our aim is to incorporate the genetic engineering techniques into our cell manufacturing platform in order to develop large scale allogenic engineered PLX products designed for specific indications.

We believe that using the placenta as a unique cell source, combined with our innovative research, development and high-quality manufacturing capabilities, will be the “engine” that drives this platform technology towards the successful development of additional PLX cell therapy products and indications.

Our Clinical Development Product Candidates

Orthopedic Indications. Following FDA and European Medicine Agency, or EMA, clearance, a multinational Phase III study is currently being conducted in the United States, Europe and Israel. The primary endpoint of this study is the Short Physical Performance Battery, or SPPB, a test for lower limb performance and functional status. We completed enrollment of 240 patients and the study was designed to assess the efficacy at six months and a year, as well as safety for up to two years.

On July 13, 2022, we announced topline results from our Phase III study of muscle regeneration following hip fracture surgery. PLX-PAD was demonstrated to be an effective accelerator of muscle strength and regeneration. A significant increase in Hip Abduction Strength (HAS) was observed at week 26 and week 52 for patients treated with PLX-PAD (n=120), in the injured leg (p=0.047, p=0.0022) and uninjured leg (p=0.073, p=0.0046) compared to placebo (n=120). The study did not meet the primary endpoint, which was the SPPB test at week 26. The study will continue to follow up with patients for up to 52 weeks for safety and other efficacy measures.

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

COVID-19 Complicated by ARDS. In May 2020, the FDA cleared our Investigational New Drug Application, or IND, for a Phase II study of our PLX-PAD cells for treatment of severe COVID-19 cases complicated by ARDS and we initiated the study in June 2020. The U.S. study is a randomized, double-blind, placebo-controlled, multicenter, parallel-group intended to evaluate the efficacy and safety of IM injections of PLX-PAD for the treatment of severe COVID-19 cases complicated by ARDS. The primary endpoint is the number of ventilator free days, or VFD, from day 1 through day 28 of the study. Secondary efficacy endpoints include all-cause mortality, duration of mechanical ventilation, ICU free-days, and hospitalization free-days. Safety and survival follow-up will be conducted until week 52. In addition, the FDA has cleared our Expanded Access Program, or EAP, for the use of our PLX-PAD cells to treat ARDS caused by COVID-19 outside of the Phase II COVID-19 complicated by ARDS study in the United States. The EAP approval was for up to 100 patients.

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

On July 8, 2021, we announced that we were bringing our COVID-19 complicated by ARDS Phase II studies in the United States, Europe and Israel to clinical readout. The analysis was based on 89 patients enrolled.

On December 27, 2021, we announced topline results for our COVID-19 studies based on 89 patients enrolled. The studies did not meet the primary efficacy endpoint of statistically significant improvement of VFD at 28 days. Taking into consideration the baseline risk factors of the ARDS patients, no differences in the safety profile were observed between PLX-PAD and placebo. The U.S. study was recently completed, and the second study conducted in Europe and Israel is planned for completion during the third calendar quarter of 2022.

Recovery Following HCT. This Phase I study of PLX-R18 in HCT was completed in the United States and Israel. The study assessed the safety of PLX-R18 by assessing adverse events, safety labs and vital signs in patients receiving different doses of PLX-R18. One year follow up for all patients was completed in September 2021 and the results of the study were announced on March 23, 2022. PLX-R18 was well-tolerated with a favorable safety profile. Patients treated with PLX-R18 showed a mean increase in all three blood cell types compared to baseline with platelets (p<0.001), hemoglobin (p=0.01) and neutrophils (p=0.15) levels increasing as early as 1 month following PLX-R18 administration and enduring up to 12 months following treatment. Additionally, the number of transfused units decreased from a mean monthly number of 5.09 for platelets and 2.91 for red blood cells at baseline to 0.55 for platelets (p=0.045) and 0 for red blood cells (p=0.0005) at 12 months.

Peripheral and Cardiovascular Diseases. We investigated the use of PLX-PAD cells for the treatment of peripheral arterial disease, or PAD, including IC and CLI. We completed two Phase I safety/dose-escalating clinical studies for CLI, one in the United States and one in Germany. These CLI studies demonstrated that no blood type or human leukocyte antigen matching is required, and that the administration of PLX-PAD cells is safe, even if two doses are administered to a patient on two different occasions. We completed a Phase II study in IC which was conducted in the United States, Germany, South Korea and Israel. A total of 172 patients were treated in this study. IM administration of PLX-PAD cells was concluded to be safe and well tolerated. We completed a pivotal Phase III study of PLX-PAD cells in the treatment of CLI for patients with minor tissue loss (Rutherford Category 5) who are unsuitable for revascularization. This multinational Phase III study was conducted in the United States, Europe and Israel and enrolled 213 patients in total. In December 2020, the independent Data Monitoring Committee, or DMC, issued its recommendation letter following an interim analysis relating to the CLI Phase III study. A clinical dataset was reviewed by the independent DMC for safety and analysis of the primary endpoint of amputation-free survival, defined as time to occurrence of major amputation of the index leg or death. Based on the review, the DMC concluded that the CLI study was unlikely to meet the primary endpoint by the time of the final analysis. Following the DMC’s recommendation, we decided to terminate the CLI study.

ARS. We have conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with the National Institute of Allergy and Infectious Diseases, or the NIAID. The NIH funded and conducted a pilot study in non-human primates, or NHPs, to evaluate the therapeutic effect of PLX-R18 on hematological aspects of ARS. In 2017, we announced results of the NHPs pilot study for PLX-R18 as a treatment for ARS. Although study size was not designed to show significance, results showed a trend toward improved survival of PLX-R18 treated animals compared to control, placebo treated animals. The study, conducted and funded by the NIAID, was designed to assess the safety and efficacy of PLX-R18 following IM injection into irradiated and non-irradiated NHPs. Efficacy measures included survival as well as hematological parameters which are affected by exposure to high levels of radiation as may occur in a nuclear accident or attack. These data will help the design of a pivotal study to fulfill the requirements for a Biologics License Application, or BLA, submission under the FDA’s Animal Rule regulatory pathway.

We plan to continue the discussions with the different government agencies with the goal of receiving their support for pivotal studies in NHPs as well as conducting the safety studies required in order to file a BLA for this indication.

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

In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the DoD Armed Forces Radiobiology Research Institute, part of the Uniformed Services University of Health Sciences. The studies were designed to evaluate PLX-R18 as a potential prophylactic countermeasure against ARS administered prior to radiation exposure. These animal studies demonstrate that PLX-R18, administered 24 hours before radiation exposure, and again 72 hours after exposure, resulted in a significant increase in survival rates, from 4% survival rate in the placebo group to 74% in the treated group. In addition, the data show an increase in recovery of blood lineages and a favorable safety profile. Furthermore, histopathological analysis and hematopoietic progenitor clonogenic assay of tissues collected show a significant increase in bone marrow cell numbers and improved regenerative capability into all blood lineages.

Steroid-Refractory cGVHD. In September 2017, we signed an agreement with Tel Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II clinical study of PLX-PAD cell therapy for the treatment of Steroid-Refractory cGVHD. This study is an investigator-initiated study. As such, Tel Aviv Sourasky Medical Center supports the study and is responsible for its design and implementation. 13 patients have been treated in this study to date.

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

Our Activities in the Food Tech Sector

On January 5, 2022, we signed definitive collaboration agreements with Tnuva through the Subsidiary. Under the definitive collaboration agreements, or the Joint Venture Agreement, we established a new company, Plurinuva, with the purpose of developing cultivated meat products of all types and kinds. Plurinuva is intended to be engaged in the development, manufacturing and commercialization of technology, know-how and products that will be based on licensed products, or the Licensed Products, relating to the field of cultivated meat, or the Field.

Pursuant to the Joint Venture Agreement, Tnuva entered into a share purchase agreement, or the SPA, with Plurinuva and the Subsidiary, pursuant to which Plurinuva issued on the closing date of the SPA, or the Closing Date, 187,500 ordinary shares, representing 15.79% of its share capital, to Tnuva, as well as a warrant to purchase additional shares of Plurinuva, in consideration of an aggregate of $7.5 million in cash. In addition, pursuant to the SPA, in the event the Company decides to use its technology for the development of cultivated milk or fish products, Tnuva shall also have the right, for a period of seven years following the Closing Date, to participate in the formation of additional separate joint ventures for the development of those products.

The first warrant, or the First Warrant, issued to Tnuva permits Tnuva to purchase up to 125,000 ordinary shares of Plurinuva at an exercise price of $40.00 per share and has a term commencing on the Closing Date and ending at the earlier of (i) six months from the Closing Date, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant has not expired, Plurinuva shall issue to Tnuva a second warrant, or the Second Warrant, which will permit Tnuva to purchase up to a number of ordinary shares of Plurinuva, or the then most senior securities issued by Plurinuva, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercises at least 62,500 ordinary shares at a price per share of $40.00, or $2,500,000 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equals $76.00. The Second Warrant has a term commencing on the six months anniversary of the Closing Date and ending at the earlier of (i) six months from its issuance, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor. On August 23, 2022, the First Warrant was extended for an additional 90-day period, so that the exercise period will end on November 22, 2022.

On February 24, 2022, we announced the closing of the Joint Venture Agreement and the SPA, and on March 8, 2022, we announced the appointment of Eyal Rosenthal as Chief Executive Officer of Plurinuva.

Prior to the Closing Date, the Subsidiary and Plurinuva also executed a technology license agreement, or the License Agreement, and on the Closing Date, the Subsidiary and Plurinuva executed a transitional services agreement, or the Services Agreement. Pursuant to the License Agreement, the Subsidiary granted Plurinuva an exclusive, royalty bearing, perpetual and irrevocable, worldwide, non-transferable (except under specific circumstances specified thereunder), sublicensable license to its technology for the use in the development of the Licensed Products in the Field. In addition, Plurinuva granted the Subsidiary, pursuant to the License Agreement, an exclusive, perpetual and irrevocable, worldwide, sublicensable, royalty-free, license to use, make, exploit and develop the improvements made by Plurinuva to the licensed technology outside of the Field. In consideration for the license, Plurinuva agreed to pay the Subsidiary royalties from its future net sales in the mid-single digits. Pursuant to the terms of the Services Agreement, the Subsidiary shall provide Plurinuva transitional services to support its development efforts, for an initial term of eighteen months, subject to mutual extension for an additional six months.

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

We are the sole owner of 137 issued patents and approximately 64 pending patent applications in the United States, Europe, China, Japan and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their culturing, our patent portfolio includes different types of claims that protect the various unique aspects of our technology.

Our multi-national portfolio of patent and patent applications includes the following claims:

●	our proprietary expansion methods for 3D stromal cells and plant cells;

●	composition of matter claims covering the cells;

●	the therapeutic and cosmetic use of PLX cells for the treatment of a variety of conditions; and

●	cell-culture, harvest, thawing and formulation devices.

Through our experience with adherent stromal cell-based product development, we have developed expertise and know-how in this field and have established procedures for manufacturing clinical-grade PLX cells in our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are retained as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials, and an obligation to assign to us inventions conceived during the course of performing services for us.

The following table sets forth our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

The expiration dates of these patents, based on filing dates, range from 2027 to 2041. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the “Hatch-Waxman” Act, which permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval. The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors - We must further protect and develop our technology and products in order to become a profitable company.”

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380	China, Hong Kong	Australia, Canada, China, Hong Kong, Europe, Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States, Israel	Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia, United States, South Korea	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel, Russia	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846		Australia, Canada, China, Europe, Hong Kong, Israel, India, Mexico, Russia, Singapore, United States	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413	United States	Israel	Israel: April 21, 2031 U.S: March 22, 2027
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, Israel	Australia, Canada, China, Hong Kong, Europe, Israel, Mexico, New Zealand, United States	November 29, 2030

METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	China, Israel	Australia, Canada, Europe, Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe, Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe, Israel	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
DEVICES AND METHODS FOR CULTURE OF CELLS PCT/IB2013/058184		United States, Israel	August 31, 2033
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186		China, Hong Kong, Europe, Israel, Japan, South Korea, United States	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808	China	Australia, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Russia, Singapore, United States	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559		Israel, United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763		Israel, United States	December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	United States, Israel		March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310	Europe, China, Israel	Europe, United States	June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	United States, Japan, Canada, Israel	Europe, Japan	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Israel, United States		April 23, 2038
METHODS AND COMPOSITIONS FOR TUMOR ASSESSMENT PCT/IB2018/050984	United States	Israel	February 18, 2038
METHODS AND COMPOSITIONS FOR TREATING ADDICTIONS PCT/IB2018/055473	Israel, United States		July 23, 2038

METHODS AND COMPOSITIONS FOR DETACHING ADHERENT CELLS Germany 10 2018 115 360.0	Germany		June 25-July 3, 2038
DRUG CONTAINING HUMAN PLACENTA-ORIGIN MESENCHYMAL CELLS AND PROCESS FOR PRODUCING VEGF USING THE CELLS JP20030579842		Japan	March 28, 2023
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS PCT/IL2020/050477	Canada, Europe, Hong Kong, Israel, Japan, United States		April 28, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Israel, Singapore, United States		March 28, 2039
METHODS AND COMPOSITIONS FOR TREATING SUBJECTS EXPOSED TO VESICANTS AND OTHER CHEMICAL AGENTS PCT/IB2019/055074	Israel, United States		June 18, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	United States	Israel	United States: April 16, 2039 Israel: April 26, 2038
THERAPEUTIC DOSAGE REGIMENS COMPRISING ADHERENT STROMAL CELLS PCT/IB2019/054828	Israel, United States		June 10, 2039
MODULAR BIOREACTOR PCT/IB2019/058429	Europe, Israel, Hong Kong, South Korea, Singapore, United States		October 3, 2039
THERAPEUTIC METHODS AND COMPOSITIONS PCT/IB2019/059544	Israel, United States		November 6, 2039
METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF PCT/IL2021/050268	PCT, United States, Europe, Israel, Mexico	Israel	First Israeli application: May 14, 2040 Other applications: March 11, 2041
METHODS AND COMPOSITIONS FOR AESTHETIC AND COSMETIC TREATMENT AND STIMULATING HAIR GROWTH PCT/IL2020/050363	United States, Europe, Canada, China, Japan, Israel, Australia		March 26, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY IL277560	Israel		September 23, 2040

On January 8, 2022, we entered into a definitive license agreement with Takeda Pharmaceuticals International AG, or Takeda, a company based in Switzerland, which operates in the field of adipose-derived cells, pursuant to which we granted Takeda a global, non-exclusive license to use several of our patents (EP2591789, EP3103463, and 3091071), limited to adipose fat cells only, in the field of therapeutics, in exchange for Takeda ceasing its opposition with regards to said patents and paying us a lump sum of $200,000. The license covers methods for expanding adherent stromal cells and specified second medical uses.

On January 10, 2022, we entered into a definitive license agreement with Novadip Biosciences, or Novadip, a company based in Belgium, which operates in the field of adipose-derived stem cells for cell therapy and cell-free therapy in respect of medical or cosmetic conditions, under which we granted Novadip a global, non-exclusive, royalty free license to use two of our patents (EP2591789, EP3103463), limited to non-placental cells and cell-derived therapies, sub-licensable only to Novadip’s customers.

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

Collaborations and Ongoing Research and Development Plans

Charité Agreement

In July 2007, we entered into a five-year collaborative research agreement with the Berlin-Brandenburg Center for Regenerative Therapies at Charité – University Medicine Berlin, or Charité, which was extended from time to time through June 2027. We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. Charité will receive between 1% to 2% royalties from net sales of new developments that have been achieved during the joint development.

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

Horizon Europe

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program has been awarded to PROTO (Advanced PeRsOnalized Therapies for Osteoarthritis), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium and Horizon Europe grant agreements. The funds from the grant are expected to be allocated between Pluri and other members of the consortium in accordance with budget and work packages which will be determined by the consortium.

The Phase I/IIa study will be carried out by Charité. We, together with an international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery

Indiana University

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

CRISPR-IL

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for an initial period of 18 months, with a potential for extension of an additional 18 months, or the Second Period, with additional budget from the IIA.

In October 2021, we received approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months.

The CRISPR-IL consortium program does not require us to pay royalties to the IIA.

United Arab Emirates-based Abu Dhabi Stem Cells Center

In August 2020, we signed a non-binding MOU with the United Arab Emirates-based Abu Dhabi Stem Cells Center, a specialist healthcare center focused on cell therapy and regenerative medicine. The aim of the collaboration is to capitalize on each party’s respective areas of expertise in cell therapies. The parties have agreed to exchange research results, share samples, join usage of equipment and testing, and other essential activities related to advancing the treatment and research of cell therapies for a broad range of medical conditions.

In-House Clinical Manufacturing

We have the in-house capability to perform clinical cell manufacturing. Our state-of-the-art Good GMP grade manufacturing facility in Haifa has been in use since February 2013 for the main purpose of clinical grade, large-scale manufacturing. The facility’s new automated manufacturing process and products were approved for production of PLX-PAD for clinical use by the FDA, EMA, MFDS, PMDA and the MOH. Our second product, PLX-R18, was cleared by the FDA and the MOH for clinical use. Furthermore, the site was inspected and approved by a European Union qualified person (European accreditation body), approving that the site and production processes meet the current GMP for the purpose of manufacturing clinical grade products.

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

We have developed a serum-free formulation to support the manufacturing of cell therapy products. This serum-free formulation was developed using our deep understanding in cell therapy industrial scale production standards, and the quality methods designed to support implementation in Phase III development and marketing. Achieving this significant technological challenge is expected to provide us with large-scale, highly consistent production capacity with operational independency from third party suppliers for standard serum, an expensive and quantity limited product. PLX-R18 is the first product candidate manufactured using the serum-free media.

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

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, a regulation specific to cell and tissue products. Additionally, as of January 31, 2022, conducting clinical studies within EMA countries is subject to clinical trials regulation. This European Union regulation requires:

●	Filing a Central Clinical Trial Application utilizing the Clinical Trials Information System (CTIS) and obtaining an assessment and approval;

●	Obtaining approval of local and central ethics committees as required to test the investigational product into humans in clinical studies;

●	Conducting adequate and well-controlled clinical studies to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the European Union. The EMA is expected to review and approve the MAA.

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

Phase II clinical studies are conducted in a homogenous group of patients afflicted with the specific target disease, to explore preliminary efficacy, optimal dosages and confirm the safety profile. In some cases, an initial study is conducted in patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II study. Phase III clinical studies are generally large-scale, multi-center, controlled studies conducted with a heterogeneous group of patients afflicted with the target disease, aiming to provide statistically significant support of efficacy, as well as safety and potency. The Phase III studies are considered confirmatory for establishing the efficacy and safety profile of the drug and are critical for approval. In some circumstances, a regulatory agency may require Phase IV, or post-marketing studies in case additional information needs to be collected after the drug is on the market.

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

Employees

As of June 30, 2022, we employed a total of 154 full-time employees and 5 part-time employees, of whom, 128 full-time employees and 5 part-time employees are engaged in research and development, manufacturing and clinical development.

As of August 30, 2022, we employed a total of 129 full-time employees and 6 part-time employees, of whom, 102 full-time employees and 6 part-time employees are engaged in research and development, manufacturing and clinical development.

The reduction in the number of our employees was part of an efficiency and cost reduction plan we initiated in June 2022.

Competition

Our legacy product candidates have focused on the regenerative medicine field. The regenerative medicine field is characterized by intense competition, as global and local pharma players are becoming more engaged in the cell therapy field based on the advancements made in clinical studies and due to the favorable regenerative medicine legislation in certain regions. We face competition from both allogeneic and autologous cell therapy companies, academic, commercial and research institutions, pharmaceutical companies, biopharmaceutical companies, and governmental agencies. Some of the clinical indications we currently have under development are also being investigated in preclinical and clinical programs by others.

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

More recently, through our collaboration with Tnuva and the establishment of Plurinuva, we have begun to utilize our technology in the food tech field. Competitors in the cultivated meat domain include both producers of consumer-end-products, as well as those developing inputs for the production process. Plurinuva competes with companies that include Upside Foods, Future Meat, GOOD Meat, Mosa Meat, Aleph Farms, and Gourmey.

We believe that our ability to compete in the food tech field will derive from our experienced team, our unique 3D technology platform, and our industrial scale in-house GMP, cell manufacturing facility, together with our partner, Tnuva, which has vast experience in the food business.

Impact of COVID-19

In managing our ongoing global clinical studies, as well as our daily operations, in the ongoing COVID-19 global pandemic, we are taking all necessary precautions for the safety and well-being of patients, healthcare providers involved in our studies, and our employees. We are continuing our operational and manufacturing activities, subject to the directives of the MOH, with a dedicated team on site at our facilities. In addition, the majority of our employees have been vaccinated or recovered from COVID-19 and we are using remote work technologies that enable the mitigation of office staff while allowing other activities to be conducted without the need for a physical presence in our facilities, if necessary. The COVID-19 global pandemic caused delays in enrollment of some of our clinical studies. In addition, we are following the FDA and EMA guidelines regarding the management of clinical studies during COVID-19. However, the impact of the COVID-19 global pandemic is constantly evolving, and we may experience further impacts on our daily operations, including the need for employees to potentially self-isolate based on potential exposure to the virus, difficulties for our employees in travelling abroad, and delays in our ongoing research work with various hospitals and academic institutions.

Available Information

Additional information about us is contained on our Internet website at www.pluri-biotech.com. Information on our website is not incorporated by reference into this report. Under the “SEC Filings” and “Financial Information” sections, under the “Investors & Media” section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, Anti Bribery and Corruption and Anti Money Laundering and Terrorist Financing Compliance Policy, Trading Policy and the Charters for each of the Committees of our Board of Directors, or the Board.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report before making an investment decision. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	the COVID-19 pandemic has caused interruptions and delays of our business plan and may have a adverse effect on our business;

●	we have a history of losses and have not generated significant revenues to date. We expect to experience future losses and do not foresee generating significant or steady revenues in the immediate future;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;

●	we may become subject to claims by much larger and better funded competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	there are inherent risks in the manufacturing of our product candidates, including meeting relevant high regulatory standards, the failure of which could materially and adversely affect our results of operations and the value of our business;

●

if we are unable to obtain and maintain intellectual property protection covering our products and technology, others may be able to utilize our intellectual property, which would adversely affect our business;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations;

●	the market prices of our common shares are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	we anticipate being subject to fluctuations in currency exchange rates because a significant portion of our business is conducted outside the United States and we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro;

●	restrictions and covenants contained in the EIB Finance Agreement may restrict our ability to conduct certain strategic initiatives;

●	limitations we may face relating to the grants we have received from the IIA may impact our plans and future decisions;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighboring countries, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	cybersecurity incidents may have an adverse impact on our business and operations;

●	recent increasing global inflation could affect our ability to purchase materials needed for manufacturing and could increase the costs of our future product;

●	we have a limited operating history in the field of food-tech to date and our prospects will be dependent on our ability to meet a number of challenges;

●	our business and market potential in the field of food-tech are unproven, and we have limited insight into trends that may emerge and affect our business; and

●	the research and development associated with technologies for cultivated meat manufacturing, is a lengthy and complex process.

Risk Related to Our Business

We may need to raise additional financing to support the research, development and manufacturing of our cell based products in the future, but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional capital in the future. Although we were successful in raising capital in the past, our current financial resources are limited, and may not be sufficient to finance our operations until we become profitable, if that ever happens.

It is likely that we will need to raise additional funds in the future in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our common shares for funds, receive grants, enter into collaborations and licensing deals or to otherwise raise capital. Any sale of our common shares in the future could result in dilution to existing shareholders and could adversely affect the market price of our common shares.

Also, we may not be able to raise additional capital in the future to support the development and commercialization of our products, which could result in the loss of some or all of one’s investment in our common shares.

Our likelihood of profitability depends on our ability to license and/or develop and commercialize our products based on our technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our cell-based products successfully, or are unable to obtain the necessary regulatory approvals, our likelihood of profitability will be limited severely.

We are engaged in the business of developing cell-based products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our cell-based products and/or licensing of our products, which will require additional research and development.

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

We have a limited operating history in our business of commercializing cell production technology and we have not generate any material revenues to date. It is not clear when we will generate revenues or whether we will generate revenues in the future. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

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

While we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products in various industries, there is no guarantee we will be successful in doing so.

To date, we have focused our efforts primarily in the regenerative medicine field, but we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products or use of our technology in various industries. Licensing deals, joint ventures and partnerships in new fields involve numerous risks, including the potential integration of our technology and products in various new ways, which may or may not be successful. Such projects may require significant funds, time and attention of management and other key personnel. In addition, as we do not have experience in areas outside of the regenerative medicine field, we may lack the personnel to properly lead such initiatives. There can be no assurance that we will be successful in finding the relevant partners to fund and market the cell based products.

Risks Related to Development, Clinical studies, and Regulatory Approval of Our Product Candidates

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our future clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH does not grant permission to proceed or places trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect.

●	Government actions, such as those enacted during the ongoing COVID-19 pandemic, which limit the general populations movement;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●

Third party clinical investigators and other related vendors may not perform the clinical trials under the anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements.

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

Our development costs may increase if we have material delays in a clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA, MOH and other regulatory authorities.

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

Favorable results from compassionate use treatment or initial interim results from a clinical trial do not ensure that later clinical trials will be successful and success in early-stage clinical trials does not ensure success in later-stage clinical trials.

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

Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the United States. Even if we are able to obtain approval for our product candidates through an accelerated approval review program, we may still be required to conduct clinical trials after such an approval. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

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

If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, it could affect our sales, having a material adverse effect on our business, financial condition, and results of operations.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures, which could result in material changes in the final data.

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

Risks Related to Our Food-Tech Business

Plurinuva has a limited operating history in the field of cultivated meat to date and its prospects will be dependent on its ability to meet a number of challenges.

Plurinuva’s business prospects are difficult to predict due to its lack of operational history in the new and emerging food tech field, and its success will be dependent on its ability to meet a number of challenges. Because it has a limited operating history in the field of cultivated meat and it is in the early stages of development, Plurinuva may not be able to evaluate its future prospects accurately. Plurinuva's prospects will be primarily dependent on its ability to successfully develop industrial scale cultivated meat technologies and processes, and market these to its potential customers. If Plurinuva is not able to successfully meet these challenges, its prospects, business, financial condition, and results of operations could be adversely impacted.

In addition, Plurinuva will be subject to changing laws, rules and regulations in the Israeli, United States, Asia Pacific, the European Union and other jurisdictions relating to the food tech industry. Such laws and regulations may negatively impact its ability to expand its business and pursue business opportunities. Plurinuva may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to it.

Plurinuva is primarily focused on utilizing its technology for the development of cultivated meat , and it has limited data on the performance of our and its technologies in the field of cultivated meat to date.

Plurinuva does not currently have any products or technologies approved for sale and it is still in the early stages of development. To date, Plurinuva has limited data on the ability of our and its technologies to successfully manufacture cultivated meat, towards which they have devoted substantial resources to date. Plurinuva’s current technologies are, in large part, based on our technologies and intellectual property. We may not be successful in developing its technologies in a manner sufficient to support its expected scale-ups and future growth, or at all.  Plurinuva expects that a substantial portion of its efforts and expenditures over the next few years will be devoted to the development of technologies designed to enable Plurinuva to market industrial-scale cultivated meat manufacturing processes.  Plurinuva cannot guarantee that it will be successful in developing these technologies, based on its current roadmap , or at all. If Plurinuva is able to successfully develop its cultivated meat technologies, it cannot ensure that it will obtain regulatory approval or that, following approval, upon commercialization its technologies will achieve market acceptance.  Any such delay or failure could materially and adversely affect Plurinuva's financial condition, results of operations and prospects.

Risk Related to Commercialization of Our Product Candidates

We may not successfully establish new collaborations, joint ventures or licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes development and in-house manufacturing of innovative new cell- based products and solutions powered by our 3D cell expansion technology platforms and establishing joint ventures and partnerships that leverage our cell expansion technology and cell-based product portfolio to expand product pipelines and meet cell-based manufacturing needs for a variety of industries. To date, we have a strategic partnership with Tnuva to use our technology to establish a cultivated food platform ,with CHA for both the IC and CLI indications in Korea and with Chart for the thawing device. Notwithstanding, we may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates.

Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition, or ability to develop and commercialize our product candidates.

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

The market for our cell therapy products will be heavily dependent on third party reimbursement policies.

Our ability to successfully commercialize our cell therapy product candidates will depend on the extent to which government healthcare programs, as well as private health insurers, health maintenance organizations and other third-party payers will pay for our products and related treatments.

Reimbursement by third party payers depends on a number of factors, including the payer’s determination that use of the product is safe and effective, not experimental, or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the United States or foreign countries may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third-party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development. Any limits on reimbursement from third party payers may reduce the demand for, or negatively affect the price of, our products. The lack of reimbursement for these procedures by insurance payers has negatively affected the market for our products in this indication in the past.

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and of foreign governments. In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursement for newly approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues to us.

Risk Related to Intellectual Property

Our success depends in large part on our ability to develop and protect our technology and our cell therapy products. If our patents and proprietary rights agreements do not provide sufficient protection for our technology and our cell therapy products, our business and competitive position will suffer.

Our success will also depend in part on our ability to develop our technology and commercialize cell therapy products without infringing the proprietary rights of others. We have not conducted full freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights, or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization our potential cell therapy products.

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

We could fail to maintain the listing of our common shares on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. If a company trades for 30 consecutive business days below such minimum closing bid price, it will receive a deficiency notice from Nasdaq. Assuming it is in compliance with the other continued listing requirements, Nasdaq would provide such company a period of 180 calendar days in which to regain compliance by maintaining a closing bid price at least $1.00 per share for a minimum of ten consecutive business days. If we are not able to regain compliance, there is a risk that our common shares may be delisted from Nasdaq.

As of the date of this filing, our common shares are trading below $1.00 per share. If the closing bid price of our common shares continues trading below $1.00 per share for an aggregate of 30 consecutive business days, we will receive a deficiency notice from Nasdaq. If, in such circumstance, we are not able to regain compliance with the minimum bid price requirement within 180 days, our common shares will be subject to a delisting action by Nasdaq.

A delisting from Nasdaq would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

●	the liquidity of our common shares;

●	the market price of our common shares;

●	the availability of information concerning the trading prices and volume of our common shares;

●	our ability to obtain financing or complete a strategic transaction;

●	the number of institutional and other investors that will consider investing in our common shares; and

●	the number of market markers or broker-dealers for our common shares.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the NIS and the Euro. A significant portion of our expenses in Israel are paid in NIS, and we have also received €20 million pursuant to the EIB Finance Agreement, that bears 4% annual interest. All of these factors subject us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries, and lease payments on our facilities. From time to time, we may apply a hedging strategy by using options and forward contracts to protect ourselves against some of the risks of currency exchange fluctuations and we are actively monitoring the exchange rate differences of the NIS, Euro and U.S. Dollar; however, we are still exposed to potential losses from currency exchange fluctuation.

Our cash may be subject to a risk of loss, and we may be exposed to fluctuations in interest rates.

Our assets include a significant component of cash and cash equivalents and bank deposits.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2022. Currently, we hold most of our cash assets in bank deposits. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Other Risks

The ongoing COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

COVID-19 has had and continues to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. We are actively monitoring any developments regarding the pandemic, and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

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

Recent increasing global inflation may adversely affect our business results.

The increasing inflation could affect our ability to purchase materials needed to support our research and operational activities, which in turn could result in higher burn rate and a higher end price of our future products. As a result, we may not be able to effectively develop our product candidates or cultivated meat products. If we are not able to successfully manage any increases in inflation, our prospects, business, financial condition, and results of operations could be adversely impacted.

Since we have signed the EIB Finance Agreement, we agreed to guaranty the loan as well as agreed to limitations that require us to notify the EIB, and in some cases obtain their approval, before we engage with other banks for additional sources of funding or with potential partners for certain strategic activities.

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

If we do not keep pace with our competitors and with technological and market changes, our technology and products may become obsolete, and our business may suffer.

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

A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business and our reputation.

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

During November 2021, we experienced a cybersecurity incident in which one or more third parties were able to impersonate one of our vendors by using a falsified email domain account and asked to make a payment to a false bank account. As a result of this incident, the third parties managed to extract a sum of approximately $616,000 from us. Following the incident, we hired the services of a cybersecurity investigation firm to fully access the incident and notified the appropriate government authorities, including the banks involved in the transaction. During February 2022, with the assistance of local and global law enforcement agencies, we were able to recover an amount of approximately $412,000 from the false bank account. Together with the reimbursement received from our insurance company, we were able to recover the full amount lost.

The cybersecurity incident has not had any material effect on our ability to meet our financial obligations, including our ability to carry out our operations and business activities, and our investigation has confirmed that, other than the funds referenced above, none of our information or data was stolen or damaged. Nonetheless, despite the implementation of security measures, including the steps we have taken following the November 2021 cybersecurity incident, our internal computer systems and those of our current and future CROs and other contractors and consultants may not prevent future incidents of a similar nature or other cyber-attacks. We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents.

Future security breaches or any material system failure events could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

In addition, we are subject to laws, rules and regulations in the Israeli, United States, the European Union and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Unsuccessful compliance with certain European privacy regulations could have an adverse effect on our business and reputation.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GPDR also extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR regulations impose additional responsibility and liability in relation to personal data that we process, and we intend to put in place additional mechanisms ensuring compliance with these and/or new data protection rules.

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

Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our gross monthly rent payment for these leased facilities as of July 2022 was 291,000 NIS (approximately $89,000). For Fiscal Year 2022, we recognized a net expense (rent expenses after deducting deferred participation payments from MATAM) in the amount of $921,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases.”

We believe that the current space we have is adequate to meet our current and foreseeable future needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the Nasdaq Global Market and the Tel Aviv Stock Exchange under the symbol “PLUR”.

As of September 15, 2022, there were 50 holders of record, and 32,620,343 of our common shares were issued and outstanding.

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

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries and hematologic conditions. Our PLX cells are adherent stromal cells that are expanded using our 3D platform.  Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition.

Our operations are focused on the research, development and manufacturing of cells and cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies, such as our recent collaboration with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva, to use our technology to establish a cultivated food platform.

We expect to demonstrate a real-world impact and value from our cell-based technology platform, our current PLX pipeline and from other cell-based product candidates that may be developed based on our platform. Our business model for commercialization and revenue generation includes, but is not limited to, licensing deals, joint ventures, partnerships, joint development agreements and direct sale of our products.

We are now completing a multinational Phase III clinical study in muscle recovery following surgery for hip fracture, with sites in the United States, Europe and Israel. In the last year, we have completed a Phase II clinical study in Acute Respiratory Distress Syndrome, or ARDS, associated with COVID-19 and a Phase I clinical study for incomplete recovery following bone marrow transplantation. Additional areas of focus for clinical development include an investigator-led Phase I/II Chronic Graft versus Host Disease, or cGVHD, study in Israel, and an Acute Radiation Syndrome, or ARS, program under the U.S. Food and Drug Administration, or FDA, animal rule. We believe that each of these indications represents a severe unmet medical need.

We were incorporated in Nevada on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri Biotech Ltd., or the Subsidiary, previously named Pluristem Ltd., which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH, which is incorporated under the laws of Germany. In January 2022, the Subsidiary established an additional subsidiary, Plurinuva Ltd., or Plurinuva, which is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva .

On July 26, 2022, we completed our legal entity name change from Pluristem Therapeutics Inc. to Pluri Inc., by merging a wholly-owned subsidiary with and into the Company, with us being the surviving corporation. The name change reflects a broader strategy of leveraging our 3D cell expansion technology to develop innovative cell-based products that can be harnessed for a range of fields beyond medicine, providing solutions for various areas of life. Effective July 26, 2022, our Nasdaq ticker symbol was changed to “PLUR.”

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2022 COMPARED TO YEAR ENDED JUNE 30, 2021.

Revenues

Revenues for the year ended June 30, 2022 were $234,000, compared to no revenues for the year ended June 30, 2021. The revenues in the year ended June 30, 2022 were related to the revenue derived from our license agreement with Takeda and the sale of our PLX cells for research use.

Research and Development, Net

Research and development, net (costs less participation and grants by the IIA, Horizon 2020 and other parties) decreased by 19% from $30,066,000 for the year ended June 30, 2021, to $24,377,000 for the year ended June 30, 2022. The decrease is mainly attributed to a decrease in clinical study expenses following the termination of our CLI study, end of enrollment of our Phase II studies of ARDS associated with COVID-19, and end of enrollment in our Phase III hip study, as well as a decrease in share-based compensation expenses related to restricted share units, or RSUs, granted to employees and consultants. The decrease was partially offset by an increase in materials purchased to support our manufacturing plans, increased payroll expenses related to payroll adjustments and exchange rate fluctuations, and an increase in building lease costs following the extension of our lease contract.

General and Administrative

General and administrative expenses decreased by 15% from $20,557,000 for the year ended June 30, 2021, to $17,450,000 for the year ended June 30, 2022. The decrease is mainly attributed to a decrease in share-based compensation expenses related to market based vesting conditioned RSUs granted to our CEO and Chairman, partially offset by an increase in share-based compensation expenses related to the allocation of shares of Plurinuva to our CEO, CFO and Chairman pursuant to their employment or consulting agreement (see also notes 1e and 9b1 to the consolidated financial statements included elsewhere in this Annual Report) and increased payroll expenses related to new employees, payroll adjustments and exchange rate fluctuations.

Total Financial Income, Net

Financial income, net decreased from $758,000 for the year ended June 30, 2021 to $219,000 for the year ended June 30, 2022. This decrease is mainly attributable to an increase in interest expenses related to the EIB loan provided to us in June 2021 pursuant to the EIB Finance Agreement and losses from hedging transactions due to strength of the U.S Dollar against the Euro, partially offset by exchange rate income on lease liability due to the strength of the U.S Dollar against the NIS and exchange rates adjustments relating to the EIB loan.

Net Loss for the Year

Net loss decreased from $49,865,000 for the year ended June 30, 2021 to $41,374,000 for the year ended June 30, 2022. The decrease was mainly due to a decrease in research and development expenses, net, and a decrease in general and administrative expenses for the reasons mentioned above. We had a net loss attributed to our non-controlling interest in Plurinuva for the year ended June 30, 2022 of $132,000.

Loss per share for the year ended June 30, 2022 was $1.28, as compared to $1.77 loss per share for the year ended June 30, 2021. The change in the loss per share was mainly as a result of a decrease in the loss for the year, partially offset by an increase in our weighted average number of shares due to the issuance of additional shares during Fiscal Year 2022.

The increase in weighted average common shares outstanding reflects the issuance of additional shares upon settlement of RSUs issued to directors, employees and consultants.

Liquidity and Capital Resources

As of June 30, 2022, our total current assets were $57,747,000 and our total current liabilities were $6,829,000. On June 30, 2022, we had a working capital surplus of $50,918,000 and an accumulated deficit of $371,263,000.

As of June 30, 2021, our total current assets were $67,371,000 and our total current liabilities were $11,517,000. On June 30, 2021, we had a working capital surplus of $55,854,000 and an accumulated deficit of $330,021,000.

Our cash and cash equivalents and restricted cash as of June 30, 2022, amounted to $10,779,000, which reflects a decrease of $21,059,000 from the $31,838,000 reported as of June 30, 2021. Our bank deposits as of June 30, 2022, amounted to $45,244,000 compared to $56,978,000 as of June 30, 2021. Our cash equivalents and restricted cash decreased in the year ended June 30, 2022 for the reasons presented below.

Our cash used in operating activities was $36,501,000 during the year ended June 30, 2022, and $30,910,000 during the year ended June 30, 2021. Cash used in operating activities in the year ended June 30, 2022, and in the year ended on June 30, 2021 primarily consisted of payments to subcontractors, suppliers, and professional services providers related to our ongoing clinical studies and payments of salaries to our employees, offset by participation of the IIA, Horizon 2020 or other third parties.

Cash provided by investing activities was $11,783,000 during the year ended June 30, 2022, as opposed to cash used for investing activities of $7,265,000 during the year ended June 30, 2021. Cash provided by investing activities in the year ended June 30, 2022 consisted primarily of the withdrawal of $23,269,000 of long-term deposits, partially offset by cash investment in short-term deposits of $11,206,000 and payments of $280,000 related to investments in property and equipment. Cash used for investing activities in the year ended June 30, 2021, consisted primarily of cash used for investment in long-term deposits of $10,953,000 and payments of $373,000 related to investments in property and equipment, partially offset by the withdrawal of $4,061,000 of short-term deposits.

Financing activities provided cash in the amount of $7,500,000 during the year ended June 30, 2022, and $61,402,000 during the year ended June 30, 2021. The cash provided in the year ended June 30, 2022, from financing activities is related to net proceeds of $7,500,000 received from an investment by Tnuva in Plurinuva. The cash provided in the year ended June 30, 2021 from financing activities is related to: (1) net proceeds of $36,589,000 from our registered direct offering which closed in February 2021 and common share issuances made under the Open Market Sale AgreementSM, or the ATM Agreement, that we entered into with Jefferies LLC, or Jefferies, on July 16, 2020, (2) proceeds of $24,449,000 received from the EIB pursuant to the EIB Finance Agreement, and (3) net proceeds of $364,000 from the exercise of outstanding warrants.

On July 16, 2020, we entered into the ATM Agreement with Jefferies, pursuant to which we may issue and sell shares of our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. During the year ended June 30, 2021, we sold 1,045,097 of our common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506,000, net of issuance expenses of $380,000. During the year ended June 30, 2022, we did not sell of our any common shares under the ATM Agreement.

In the year ended June 30, 2021, warrants to purchase up to 51,999 shares from our April 2019 firm commitment public offering were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 51,999 common shares for net proceeds of approximately $364,000. During the year ended June 30, 2022, no warrants to purchase shares were exercised.

On February 2, 2021, we entered into a securities purchase agreement with several institutional investors, or the Investors, pursuant to which we sold, in a registered direct offering, directly to the Investors, 4,761,905 common shares, for gross proceeds of $30,000,000. The aggregate net proceeds were approximately $28,077,000, net of issuance expenses of approximately $1,923,000.

In April 2020, we and our subsidiaries, Pluristem Ltd. and Pluristem GmbH, executed the EIB Finance Agreement for funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement are intended to support our research and development in the European Union to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The proceeds from the EIB Finance Agreement are expected to be deployed in three tranches, subject to the achievement of certain clinical, regulatory and scaling up milestones. We do not expect to receive additional funds pursuant to the EIB Finance Agreement.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of June 30, 2022, the interest accrued was in the amount of €865,000. In addition to the interest payable to the EIB, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million.

Non-dilutive grants

During the year ended June 30, 2022, we did not receive any cash grants from the European Union research and development consortiums relating to the Horizon 2020 program, as opposed to approximately $239,000 received in cash during the year ended June 30, 2021.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. During the year ended June 30, 2022, no royalties were paid to the IIA. Through June 30, 2022, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

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

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for an initial period of 18 months. During October 2021, we received an approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. The CRISPR-IL consortium program does not include any obligation to pay royalties.

As of June 30, 2022 and 2021, we received total grants of approximately $694,000 and $401,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, respectively.

In July 2017, we were awarded the Smart Money grant of approximately $229,000 from Israel’s Ministry of Economy. The Israeli government granted us budget resources to advance our product candidate towards marketing in China-Hong Kong markets. The Smart Money program ended on April 2022. As of June 30, 2022, we received total grants of approximately $179,000 in cash from Israel’s Ministry of Economy for the Smart Money program.

In August 2016, our CLI program in the European Union was awarded a €7,600,000 non-royalty bearing grant. The grant is part of the European Union’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI will be a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant covered a significant portion of the CLI program costs. An amount of €1,900,000 is a direct grant allocated to us, and the Company also had cost savings resulting from grant amounts allocated to the other consortium members. In July 2017, the consortium amended the consortium agreement, pursuant to which the original grant allocation was amended such that we will receive an additional direct grant of €1,177,000. The additional direct grant was allocated to us from the total amount of the original grant. As of June 30, 2022, we received a total of €2,615,000 (approximately $2,946,000) and we expect to receive an additional €461,000 (approximately $479,000).

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a €7,400,000 grant, as part of the European Union’s Horizon 2020 program. This Phase III study was a collaborative project carried out by an international consortium led by Charité, together with us, and with participation of additional third parties. The grant covered a significant portion of the project costs. An amount of € 2,550,000 is a direct grant allocated to us for manufacturing and other costs, and we also expect to have a direct benefit from cost savings resulting from grant amounts allocated to the other consortium members. As of June 30, 2022, we received a total of €2,166,000 (approximately $2,540,000) and we expect to receive an additional €382,000 (approximately $397,000).

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by Leitat was awarded a €6,800,000 non-royalty bearing grant. An amount of €500,000 is a direct grant allocated to us. We also expect to benefit from cost savings resulting from grant amounts allocated to the other consortium members. As of June 30, 2022, we received a total of €414,000 (approximately $473,000) and we expect to receive an additional €73,000 (approximately $76,000).

Outlook

We have accumulated a deficit of $371,263,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our research and development and clinical study activities.

We are continually looking for sources of funding, including non-diluting sources such as collaboration with other companies via licensing agreements, the IIA grants, the European Union grant and other research grants, and sales of our common shares.

We believe that we have sufficient cash to fund our operations for at least the next twelve months.

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

Share-Based Compensation

Share-based compensation is considered a critical accounting policy due to the significant expenses of RSUs which were granted to our employees, directors and consultants. In Fiscal Year 2022, we recorded share-based compensation expenses related to options, restricted shares and RSUs in the amount of $8,909,000.

In accordance with ASC 718, “Compensation-Stock Compensation”, or ASC 718, RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2022 and 2021 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant unless the RSUs include a market-based condition in which case the fair value RSUs at the date of grant was calculated using the Monte Carlo model. The RSUs granted in Fiscal Year 2022 to non-employee consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation—Share Compensation”.

The fair value of shares of Plurinuva granted to CEO, CFO and Chairman (see details in Item 11 below) was calculated using the Monte Carlo model, and fair value of the options of Plurinuva granted to employees and officers were calculated using the Black Scholes model.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We have graded vesting based on the accelerated method over the requisite service period of each of the awards. The expected pre-vesting forfeiture rate affects the number of the shares. Based on our historical experience, the pre-vesting forfeiture rate per grant is 16% for the shares granted to employees and 0% for the shares granted to our directors and officers and non-employee consultants.

Research and Development Expenses, Net

We expect our research and development expenses to remain our primary expense in the near future as we continue to develop our product candidates. Our research and development expenses consist primarily of clinical study expenses, consultant and subcontractor expenses, payroll and related expenses, lab material expenses, share-based compensation expenses, rent and maintenance expenses. The following table provides a breakdown of the related costs for fiscal years 2021 and 2022 (in thousands of dollars):

	Year ended June 30,
	2022	2021
Payroll and related expenses	$11,128	$10,563
Materials expenses	3,468	2,843
Clinical trials expenses	5,036	10,024
Depreciation expenses	964	1,252
Consultants and subcontractor expenses	1,013	2,411
Rent and maintenance expenses	1,781	1,369
Share-based compensation expenses	592	1,538
Other Research and development expenses	623	533
Total expenses	24,605	30,533
Less: Research and development participation grants	(228)	(467)
Research and development expenses, net	$24,377	$30,066

We invest heavily in research and development. Research and development expenses, net, were our major operating expenses, representing 59% of the total operating expenses for each of our fiscal years 2022 and 2021, respectively. We expect that in the upcoming years our research and development expenses, net, will continue to be our major operating expense.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report:

PLURI INC. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Pluri Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluri Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Kesselman & Kesselman, Building 25, MATAM, P.O BOX 15084 Haifa, 3190500, Israel,
Telephone: +972 -4- 8605000, Fax: +972 -4- 8605001, www.pwc.com/il

Establishment of Plurinuva

As described in Note 1d to the consolidated financial statements, on February 24, 2022, the Company established Plurinuva together with Tnuva for the purpose of developing cultured meat products. Tnuva invested in Plurinuva $7.5 million for ordinary shares and warrants to purchase ordinary shares. The principal considerations for our determination that performing procedures relating to the establishment of Plurinuva is a critical audit matter are (i) the audit efforts to determine such a transaction was properly accounted for by the Company; and (ii) involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the agreements, public filings and the Company's minutes from meetings of the Board of Directors. We inquired executive officers, key members and legal counsel of the Company, and the Audit Committee regarding the transaction. We researched accounting alternatives to evaluate the Company's accounting approach. We involved a valuation professional, with specialized skills and knowledge, who assisted in evaluating the valuation methodology which was included in the accounting analysis for the transaction. We analyzed the impacts of the transaction on the Company's financial statements. In addition, we evaluated the overall sufficiency of audit evidence obtained over the establishment of Plurinuva.

/s/ Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Haifa, Israel

September 21, 2022

We have served as the Company's auditor since 2021.

Kesselman & Kesselman, Building 25, MATAM, P.O BOX 15084 Haifa, 3190500, Israel,
Telephone: +972 -4- 8605000, Fax: +972 -4- 8605001, www.pwc.com/il

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2022	2021
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$9,772	$31,241
Short-term bank deposits		45,244	33,709
Restricted cash	2f	1,007	597
Prepaid expenses and other current assets	3	1,724	1,824
Total current assets		57,747	67,371

LONG-TERM ASSETS:

Long-term bank deposits	2f	-	23,269
Restricted bank deposits	2g	634	-
Severance pay fund		661	664
Property and equipment, net	4	739	1,499
Operating lease right-of-use asset	6	8,270	728
Other long-term assets		14	7
Total long-term assets		10,318	26,167

Total assets		$68,065	$93,538

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,785	$2,526
Accrued expenses		1,630	5,941
Operating lease liability	6	619	634
Accrued vacation and recuperation		1,053	1,203
Other accounts payable	5	1,742	1,213
Total current liabilities		6,829	11,517

LONG-TERM LIABILITIES

Accrued severance pay		867	920
Operating lease liability	6	6,505	100
Loan from the European Investment Bank (“EIB”)	7	21,678	23,850
Total long-term liabilities		29,050	24,870

COMMITMENTS AND CONTINGENCIES	8

SHAREHOLDERS’ EQUITY

Share capital:	9
Common shares, $0.00001 par value per share: Authorized: 60,000,000 shares issued and outstanding: 32,507,491 shares as of June 30, 2022; 31,957,782 shares as of June 30, 2021		*	*
Additional paid-in capital		401,302	387,172
Accumulated deficit		(371,263)	(330,021)
Total shareholders’ equity		30,039	57,151
Non-controlling interests		2,147	-
Total equity		32,186	57,151
Total liabilities and equity		$68,065	$93,538

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2022	2021

Revenues	2h	$234	$-
Operating expenses:
Research and development expenses		$(24,605)	$(30,533)
Less: participation by the Israel Innovation Authority, Horizon 2020 and other parties		228	467
Research and development expenses, net	2l	(24,377)	(30,066)
General and administrative expenses		(17,450)	(20,557)

Operating loss		(41,593)	(50,623)

Financial income, net		1,106	836
Interest expense		(887)	(78)
Total financial income, net	10	219	758

Net loss		$(41,374)	$(49,865)
Net loss attributed to non-controlling interests		(132)	-
Net loss attributed to shareholders		(41,242)	(49,865)

Loss per share:
Basic and diluted loss per share		$(1.28)	$(1.77)

Weighted average number of shares used in computing basic and diluted loss per share		32,192,074	28,113,636

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Common Share				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2020	25,492,713	$	(*	)	$336,257	$(280,156)	$56,101
Share-based compensation to employees, directors and non-employee consultants	591,033		(*	)	13,968	-	13,968
Issuance of common shares under Open Market Sales Agreement, net of issuance costs of $380 (Note 9(1)a)	1,045,097		(*	)	8,506	-	8,506
Issuance of common shares related to February 2021 registered direct offering net of issuance costs of $1,923 (Note 9(1)c)	4,761,905		(*	)	28,077	-	28,077
Exercise of options by employees and non-employee consultants	15,035		(*	)	-	-	-
Exercise of warrants by investors (Note 9(1)b)	51,999		(*	)	364	-	364
Net loss	-		-		-	(49,865)	(49,865)
Balance as of June 30, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151	$-	$57,151
Share-based compensation to employees, directors, and non-employee consultants (Note 9(2)).	549,709		(*	)	8,473	-	8,473	436	8,909
Establishment of Plurinuva and non-controlling interest in Plurinuva (Notes 1d).	-		-		5,657	-	5,657	1,843	7,500
Net loss	-		-		-	(41,242)	(41,242)	(132)	(41,374)

Balance as of June 30, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands

	Year ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,374)	$(49,865)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	1,053	1,370
Share-based compensation to employees, directors and non-employee consultants	8,909	13,968
Decrease in prepaid expenses and other current assets and other long-term assets	93	303
Increase (decrease) in trade payables	(758)	578
Increase (decrease) in other accounts payable and accrued expenses	(3,932)	3,353
Decrease in operating lease right-of-use asset and liability	(1,148)	(321)
Increase in interest receivable on short-term deposits	(329)	(256)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	3,207	(126)
Long term interest payable pursuant to EIB loan	(2,172)	78
Accrued severance pay, net	(50)	8
Net cash used for operating activities	$(36,501)	$(30,910)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(280)	$(373)
Proceeds from withdrawal of short-term deposits	12,063	4,061
Investment in long-term deposits	-	(10,953)
Net cash provided by (used for) investing activities	$11,783	$(7,265)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds related to issuance of common shares, net of issuance costs	$-	$36,589
Proceeds related to exercise of warrants	-	364
Proceeds related to investment in subsidiary by non-controlling interest	7,500	-
Proceeds from EIB loan	-	24,449
Net cash provided by financing activities	$7,500	$61,402
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	(3,207)	(618)
Increase (decrease) in cash, cash equivalents and restricted cash	(20,425)	22,609
Cash, cash equivalents and restricted cash at the beginning of the period	31,838	9,229
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$11,413	$31,838

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	9,772	31,241
Restricted cash	1,007	597
Long- term restricted bank deposits	634	-
Total cash, cash equivalents, restricted cash and restricted bank deposits	$11,413	$31,838

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.

Effective July 26, 2022, Pluri Inc., a Nevada corporation (“Pluri”), changed its name from Pluristem Therapeutics Inc. The Company also changed its symbol on the Nasdaq Global Market and Tel-Aviv Stock Exchange From “PSTI” to “PLUR”.

Pluri was incorporated on May 11, 2001. Pluri has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a subsidiary, Plurinuva Ltd. (“Plurinuva”), which is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd. (through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”)). Pluri, the Subsidiary, the German Subsidiary and Plurinuva are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Plurinuva are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one business segment. The Company has developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine and food tech and plans to utilize it in other industries and verticals that have a need for mass scale and cost-effective cell expansion platform such as agri-tech and biologics. Pluri is focused on the research, development and manufacturing of cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies providing potential solutions for various fields.

c.

The Company has incurred an accumulated deficit of approximately $371,263 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2022, the Company’s total shareholders’ equity amounted to $30,039. During the year ended June 30, 2022, the Company incurred losses of $41,242 and its negative cash flow from operating activities was $36,501.

As of June 30, 2022, the Company’s cash position (cash and cash equivalents, short-term bank deposits, long-term bank deposits, restricted cash and restricted bank deposits) totaled $56,657. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial agreements, from grants to support its research and development activities, and from sales of its equity securities and from the proceeds received from the loan previously provided by the European Investment Bank (the “EIB”, see also note 7). The Company’s management believes that its current resources, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products.

d.

On January 5, 2022, the Subsidiary entered into definitive agreements (the “Agreements”) with Tnuva pursuant to which the Subsidiary and Tnuva established Plurinuva, with the purpose of developing cultured meat products. Plurinuva received exclusive, global, royalty bearing licensing rights to use Pluri’s proprietary technology, intellectual property and knowhow in the field of cultured meat. Tnuva invested $7,500 in Plurinuva and received 187,500 of Plurinuva’s ordinary shares, representing 15.79% of the Plurinuva share capital as of February 24, 2022 (the “Closing Date”). In addition, Tnuva received Warrants to invest up to an additional $7,500 over a period of twelve months following the Closing Date.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

The First Warrant issued to Tnuva permits Tnuva to purchase up to 125,000 ordinary shares of Plurinuva at an exercise price of $40.00 per share, and has a term commencing on the Closing Date and ending at the earlier of (i) six months from the Closing Date, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant has not expired, Plurinuva agreed to issue a Second Warrant to Tnuva which will permit Tnuva to purchase up to a number of ordinary shares of Plurinuva, or the then most senior securities issued by Plurinuva, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercises at least 62,500 ordinary shares at a price per share of $40.00, or $2,500 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equals $76.00. The Second Warrant has a term commencing on the six month anniversary of the Closing Date and ending at the earlier of (i) six months from its issuance, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor.

The Company allocated the total consideration of $7,500 received in an amount equal to $6,718 for the ordinary shares and $782 for the Warrants.

The Company determined the fair value of the ordinary shares and the warrants utilizing a Monte Carlo simulation model (Level 3 classification), which incorporates various assumptions including expected stock price volatility, risk-free interest rate, and the expected date of a qualifying event. The Company estimated the volatility of the ordinary shares of Plurinuva based on data from similar companies operating in the food tech field.

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

On August 23, 2022, Plurinuva and Tnuva executed an amendment to the warrant agreement, extending the exercise period of the First Warrant from six months to nine months from the Closing Date. All other terms remained unchanged.

e.

On February 26, 2022, the Subsidiary allocated a total of 45,936 of its shares in Plurinuva, which constitute approximately 3.87% of Plurinuva’s ordinary shares, to its Chairman, Chief Executive Officer and Chief Financial Officer, pursuant to the terms of their respective employment and/or consulting agreements with the Company. Following such allocations, the Company holds 80.34% of the outstanding equity in Plurinuva. As a result, the Company recognized compensation expenses in the amount of $1,646 representing the fair value of the respective allocated shares.

f.	Based on the Company’s current assessment, the Company does not expect material impact on its operations due to the worldwide spread of COVID-19. However, The Company may experience delays if the pandemic worsens and continues for an extended period of time and it is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented by governments to combat the virus throughout the world.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, valuation of share-based compensation, valuation of warrants, determining the valuation and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

b.	Functional currency

The U.S. dollar is the primary currency of the economic environment in which the Company and the Subsidiaries operate. Thus, the U.S dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries.

Non-controlling interests in subsidiaries represent the equity in subsidiaries not attributable, directly or indirectly, to the Company. Non-controlling interests are presented in equity separately from the equity attributable to the shareholders of the Company. Profit or loss and components of other comprehensive income or loss are attributed to the Company and to non-controlling interests. Losses are attributed to non-controlling interests even if they result in a negative balance of non-controlling interests in the consolidated statements of operations.

The Company treats transactions with non-controlling interests as transactions with its equity owners. Accordingly, for sales or purchases of shares to or from non-controlling interests, the difference between any consideration received or paid and the portion sold or acquired of the carrying value of the net assets of the subsidiary is recorded in equity.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

h.	Revenue Recognition

A contract with a customer exists only when: (i) the parties to the contract have approved it and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), (iii) the Company can determine the transaction price for the goods or services to be transferred, (iv) the contract has commercial substance and (v) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recognized when the control of the promised goods or the performance of the obligations are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled to, excluding sales taxes.

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

Property and equipment are stated at cost, net of accumulated depreciation and impairments. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Laboratory equipment	10-40
Computers and peripheral equipment	33
Office furniture and equipment	15
Leasehold improvements	The shorter of the expected useful life or the term of the lease.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

j.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2022 and 2021, no triggering events were identified, and no impairment losses were recorded.

k.	Share-based compensation

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

PLURI INC. AND ITS SUBSIDIARIES

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

The fair value of service-based share option grants is estimated on the grant date using a Black-Scholes option-pricing model and compensation expense related to share option and RSUs grants are recognized on a graded vesting schedule over the vesting period. For RSUs containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition RSU award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such RSUs. Expense for a market condition RSU is recognized over the derived service period as determined through the Monte Carlo simulation model.

All RS and RSUs to employees and directors granted during fiscal 2022 and 2021, were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant, unless the RSUs include a market-based condition in which case the fair value of RSUs at the date of grant was calculated using the Monte Carlo model.

The fair value of all RS and RSUs was determined based on the close trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RS and RSUs granted during fiscal years 2022 and 2021, was $2.87 and $9.76 per share, respectively.

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

Grants received from the Israel Innovation Authority (the “IIA”) are recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred (see also note 8b).

Research and development expenses, net for the year ended June 30, 2022 and 2021 include participation in research and development expenses in the amount of approximately $228 and $467, respectively.

Clinical study expenses are charged to research and development expense as incurred. The Company accrues for expenses resulting from obligations under contracts with clinical research organizations (“CROs”). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate study expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended.

During fiscal years 2022 and 2021, the Company also received non-royalty bearing grants from the European Union research and development consortiums, under Horizon 2020, and from the IIA, under the CRISPR-IL consortium, in the amount of approximately $293 and $566, for the year ended June 30, 2022 and 2021, respectively. The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

The CRISPR-IL consortium is a group funded by the IIA, comprised of leading experts in life science and computer science from academia, medicine, and industry, in order to develop AI based end-to-end genome-editing solutions.

m.	Loss per share

Basic and diluted loss per share is computed by dividing losses by the weighted average number of common shares outstanding during the year, including unexercised vested options with a par value price. All outstanding share options, unvested RSUs and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented. The total weighted average number of shares related to the outstanding options, warrants and RSUs excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 5,247,803 and 5,700,994 for the years ended June 30, 2022, and 2021, respectively.

PLURI INC. AND ITS SUBSIDIARIES

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term deposits, long-term deposits and restricted bank deposits.

The majority of the Company’s cash and cash equivalents, restricted cash, short-term and long-term deposits are mainly invested in dollar, EURO and NIS deposits of major banks in Israel and in the United States. Deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

p.	Severance pay

The majority of the Company’s agreements with employees in Israel are subject to Section 14 of the Israeli Severance Pay Law, 1963 (“Severance Pay Law”). The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of employment, no additional obligation exists regarding the matter of severance pay and no additional payments are made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

For some employees, for whom their agreement is not subject to Section 14 of the Severance Pay Law, the Subsidiary’s liability for severance pay is calculated pursuant to Israeli Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits or losses accumulated up to the balance sheet date. Severance expenses for the years ended June 30, 2022 and 2021 were $835 and $748, respectively.

q.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term and restricted bank deposits, accounts receivable and other current assets, trade payable and other accounts payable and accrued expenses, approximate fair value because of their generally short term maturities.

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

On April 30, 2020, the Company, through the German Subsidiary, entered into a finance contract (the “Finance Contract”) with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), payable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

The Company measures its liability pursuant to the Finance Contract (see also note 7) with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest. The Company does not reflect its liability for future royalty payments pursuant to the Finance Contract since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030, which cannot be measured at this time.

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

If a derivative does not meet the definition of a hedge, the changes in the fair value are included in earnings. Cash flows related to Company’s current hedging are classified as operating activities. The Company enters into option contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in New Israeli Shekels (“NIS”) and its loan from the EIB that is linked to the Euro. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “financial income, net”.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2022, the fair value of the options contracts is presented in “Other accounts payable” (see note 5) and as of June 30, 2021, the fair value of the options contracts is presented in “Other current assets” (see note 3). The net gains (losses) recognized in “Financial income, net” during the year ended June 30, 2022 and 2021 were ($373) and $35 respectively (see note 10).

s.	Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, and operating lease liability. ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements with a noncancelable term of less than 12 months are not recorded on the balance sheets.

The Company accounts for an extension of a lease term that was not part of the original lease as a modification. As a result, the Company reallocate contract consideration between the lease and non-lease components, reassess lease classification, and remeasure the lease liability and right-of-use asset prospectively. Assumptions such as the discount rate, fair value of the underlying asset, and variable rents based on a rate or index will be updated as of the modification date.

Lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease.

t.	Recently Issued Accounting Pronouncements not yet adopted

ASU No. 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission rules (“SRC”)) to fiscal years beginning after December 15, 2022, including interim periods.

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

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021.

The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

u.	Comprehensive loss

For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

t.	Loss contingencies

The Company may become involved, from time to time, in various lawsuits and legal proceedings which arise in the ordinary course of business. The Company records accruals for loss contingencies to the extent that it concludes their occurrence is probable and that the related liabilities are estimable.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,
	2022	2021
Accounts receivable from the Horizon 2020 grants	$952	$1,089
Prepaid expenses	403	333
Value Added Tax (VAT) receivables	344	382
Accounts receivable from the Ministry of Economy and Industry	3	19
Derivatives instruments	-	1
Other receivables	22	-
Total	$1,724	$1,824

NOTE 4: - PROPERTY AND EQUIPMENT, NET

	June 30,
	2022	2021
Cost:
Laboratory equipment	$6,784	$6,715
Computers and peripheral equipment	1,619	1,473
Office furniture and equipment	681	681
Leasehold improvements	8,740	8,662
Total cost	17,824	17,531
Accumulated depreciation:
Laboratory equipment	6,321	6,152
Computers and peripheral equipment	1,409	1,310
Office furniture and equipment	678	663
Leasehold improvements	8,677	7,907
Total accumulated depreciation	17,085	16,032
Property and equipment, net	$739	$1,499

Depreciation expenses amounted to $1,053 and $1,370 for the years ended June 30, 2022 and 2021, respectively.

Most of the Company’s property and equipment is located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - OTHER ACCOUNTS PAYABLE

	June 30,
	2022	2021
Deferred income from the Horizon 2020 grant and CRISPR-IL	$112	$40
Accrued payroll	624	612
Derivatives instruments	457	-
Payroll institutions	549	561
Total	$1,742	$1,213

NOTE 6: - LEASES

Towards the termination of the previous facility operating lease agreement, the Company signed, in December 2021,an addendum to its facility operating lease agreement (the “Addendum”) with the lessor, which extended the lease period to December 2026. In addition the Company has the option to extend the term of the lease (the “Extension Option”) for an additional period of five years until December 2031. The Company reflected the Extension Option during the evaluation of the lease liability and right-of-use asset. The monthly lease payments are approximately NIS 291,000 or $94 which are linked to the consumer price index and will increase by 10% in the event the Company exercises its Extension Option. In addition, the Company has operating leases for vehicles that expire through fiscal year 2025. Below is a summary of the Company’s operating right-of-use assets and operating lease liabilities:

	June 30,
	2022	2021
Operating right-of-use assets	$8,270	$728

Operating lease liabilities, current	619	634
Operating lease liabilities long-term	6,505	100
Total operating lease liabilities	$7,124	$734

Maturities of operating lease liabilities as of June 30, 2022 are as follows:

June 30, 2022
2023	1,279
2024	1,203
2025	1,115
2026	999
2027	1,049
2028 and thereafter	4,947
Total undiscounted lease payments	$10,592
Less: interest	(3,468)
Present value of lease liabilities	$7,124

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - LEASES (CONT.)

The components of lease expense and supplemental cash flow information related to leases for the year ended June 30, 2022 are as follows:

	Year ended June 30,
	2022	2021
Components of lease expense
Operating lease payments linked to index, net *	$1,196	$984
Sublease income	$9	$55
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,305	$1,214
Supplemental non-cash information related to lease liabilities arising from obtaining ROU assets	$8,250	$154

*	The operating lease payments are linked to the consumer price index and are presented net after elimination of deferred participation payments in amount of $124 and $248 for the year ended June 30, 2022 and 2021 respectively.

As of June 30, 2022, the weighted average remaining lease term is 9.1 years, and the weighted average discount rate is 9 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

For vehicles, the lease period is usually 3 years.

NOTE 7: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into the Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain the Loan in the amount of up to €50 million, subject to certain milestones being reached, payable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

The tranches will be treated independently, each with its own interest rate and maturity period. The annual interest rate is 4% (consisting of a 0% fixed interest rate and a 4% deferred interest rate payable upon maturity,) for the first tranche, 4% (consisting of a 1% fixed interest rate and a 3% deferred interest rate payable upon maturity) for the second tranche and 3% (consisting of a 1% fixed interest rate and a 2% deferred interest rate payable upon maturity) for the third tranche.

In addition to any interest payable on the Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of June 30, 2022, the linked principal balance in the amount of $20,779 and the interest accrued in the amount of $899 are presented among long term liabilities.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations relates to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - COMMITMENTS AND CONTINGENCIES

a.	As of June 30, 2022, an amount of $1,641 of cash and deposits was pledged by the Subsidiary to secure its hedging transaction, credit line, lease agreement and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of June 30, 2022, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

c.	The Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of June 30, 2022, the grant received from this Smart Money program was approximately $179, program has ended and no royalties were paid or accrued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - COMMITMENTS AND CONTINGENCIES (CONT.)

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“cGVHD”). As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to cGVHD, with a maximum aggregate royalty amount of approximately $250.

e.	The Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid.

As of June 30, 2022, the aggregate amount of the grant received is approximately $52 and no royalties were paid or accrued.

f.	As to potential royalties to the EIB, see note 7.

NOTE 9: - SHAREHOLDERS’ EQUITY

(1)	The Company’s authorized common shares consist of 60,000,000 shares with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by shareholders and may be issued only as fully paid and non-assessable shares. Holders of the common shares are entitled to equal ratable rights to dividends and distributions, as may be declared by the Board of Directors out of funds legally available. The Company’s authorized preferred shares consist of 1,000,000 preferred shares, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Company’s Board of Directors. No preferred shares have been issued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

a.	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on July 23, 2020, in July 2020 the Company entered into a new Open Market Sale Agreement (“ATM Agreement”) with Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $75,000 through Jefferies acting as sales agent. During the year ended June 30, 2021, the Company sold 1,045,097 common shares under the ATM Agreement at an average price of $8.50 per share for aggregate net proceeds of approximately $8,506, net of issuance expenses of $380. During the year ended June 30, 2022 the Company did not sell any common shares under the ATM Agreement.

b.	During the year ended June 30, 2021, a total of 519,990 warrants were exercised by investors at an exercise price of $7.00 per share, resulting in the issuance of 51,999 common shares for net proceeds of approximately $364. During the year ended June 30, 2022 no warrants were exercised.

c.

On February 2, 2021, the Company, entered into a securities purchase agreement, with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 4,761,905 common shares for gross proceeds of $30,000. The aggregate net proceeds were approximately $28,077, net of issuance costs of $1,923.

(2)	Share options, RS and RSUs to employees, directors and consultants:

The Company adopted a Share Option Plan in 2005, an Equity Incentive Plan in 2016 and an Equity Compensation Plan in 2019 (together, the “Plans”).

Under the Plans, share options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

As of June 30, 2022, 4,765,698 common shares are available for future grants under the Plans.

a. Options to consultants:

A summary of the share options to non-employee consultants is as follows:

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

	Year ended June 30, 2022
	Number	Weighted Average Exercise Price		Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Share options outstanding at beginning of period	39,836	$		6.99	158
Share options granted	55,000		$2.18	7.62	-
Share options exercised	-		$-	-	-
Share options forfeited	(3,791)	$
Share options outstanding at end of the period	91,045		$1.32	7.05	$44
Share options exercisable at the end of the period	43,545		$0.38	6.74	$44
Share options unvested	47,500		$2.18
Share options vested and expected to vest at the end of the period	91,045		$1.32	7.05	$44

Compensation expenses related to share options granted to consultants were recorded as follows:

	Year ended June 30,
	2022	2021
General and administrative expenses	30	11
	$30	$11

b. RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans, for the years ended June 30, 2022 and 2021:

	Year ended June 30,
	2022	2021
	Number
Unvested at the beginning of period	2,404,415	415,194
Granted	85,000	2,646,120
Forfeited	(49,691)	(76,804)
Vested	(504,709)	(580,095)
Unvested at the end of the period	1,935,015	2,404,415
Expected to vest after the end of period	1,899,416	2,356,134

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs and common shares granted to employees and directors were recorded as follows:

	Year ended June 30,
	2022	2021
Research and development expenses	$524	$1,363
General and administrative expenses	7,913	12,253
	$8,437	$13,616

Unamortized compensation expenses related to RSUs granted to employees and directors is approximately $3,094 to be recognized by the end of June 2026.

General and administrative expenses include:

1 - Compensation expenses for the year ended June 30, 2022, in the amount of $1,646 were related to 45,936 ordinary shares of Plurinuva that were allocated during February 2022 to the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, each pursuant to the terms of their respective employment and/or consulting agreements (see note 1d).

2 - Market-based awards:

In September 2020, the Company granted its Chairman and Chief Executive Officer an aggregate of 1,000,000 RSUs (500,000 each) under the Plans.

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

The Company recognizes compensation expenses for the value of its market-based awards based on the results of the Monte Carlo valuation model. The fair value of the market-based awards granted on the grant date was $7.28 per share and the expected time for the market condition to achieve, based on the Monte Carlo valuation model, is thirteen and a half months from the date of the grant. For the year ended June 30, 2022 and 2021 the Company recognized $2,127 and $5,156 of expenses included in general and administrative expenses, respectively.

c. Options to employees and directors:

Compensation expenses related to options of Plurinuva granted to Plurinuva‘s employees were recorded as follows:

	Year ended June 30,
	2022	2021
Research and development expenses	$21	$-
General and administrative expenses	155	-
	$176	$-

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

d. RSUs to consultants:

The following table summarizes the activity related to unvested RS and RSUs granted to non-employee consultants for the years ended June 30, 2022 and 2021:

	Year ended June 30,
	2022	2021
	Number
Unvested at the beginning of period	76,249	6,250
Granted	10,000	110,000
Forfeited	-	(29,063)
Vested	(45,000)	(10,938)
Unvested at the end of the period	41,249	76,249

Compensation expenses related to RSUs granted to consultants were recorded as follows:

	Year ended June 30,
	2022	2021
Research and development expenses	$47	$176
General and administrative expenses	219	165
	$266	$341

e.	Summary of warrants and options:

Warrants / Options	Exercise Price per Share	Options and Warrants for Common Share	Options and Warrants Exercisable for Common Share	Weighted Average Remaining Contractual Terms (in years)
Warrants:	$7.00	2,418,466	2,418,466	1.77
	$14.00	762,028	762,028	0.06
Total warrants		3,180,494	3,180,494

Options:	$0.00001	91,045	43,545	7.05
Total options		91,045	43,545
Total warrants and options		3,271,539	3,224,039

This summary does not include 1,976,264 RSUs that are not vested as of June 30, 2022.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10: - FINANCIAL INCOME (EXPENSES), NET

	Year ended June 30,
	2022	2021
Foreign currency translation differences, net	$922	$332
Bank and broker commissions	(25)	(23)
Interest income on deposits	581	492
Gain (loss) from derivatives	(372)	35
Financial income, net	1,106	836
EIB loan interest expenses	(887)	(78)
	$219	$758

NOTE 11: - TAXES ON INCOME

a.	Tax rates applicable to the Company:

1.	Pluri:

The U.S. corporate federal tax rate applicable to Pluri is 21%, which is the result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Such corporate tax rate excludes state tax and local tax, if any, which rates depend on the state and city in which Pluri conducts its business.

The Tax Act provided for a one-time transition tax on certain foreign earnings for the tax year 2017, and taxation of Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Tax Act also makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation paid by Pluri All losses generated after December 31, 2017 can only be used to offset 80% of net income in the year they will be utilized.

There was no one-time transition tax for the Company under the Tax Act, nor will there be GILTI tax due for the current year, since the Subsidiary had losses for every year to date.

In January 2018, Pluri registered as an Israeli resident with the Israel Tax Authority (the “ITA”) and the Israeli Value Added Tax Authorities. As a result, as of such date, Pluri is classified as a dual resident for tax purposes both in Israel and the United States.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

In June 2018, Pluri Inc. and the Subsidiary submitted an election notice to the ITA to file a consolidated tax return in Israel commencing with the 2018 tax year.

2.	The Subsidiary:

Consolidated taxable income of Pluri and the Subsidiary (the “Consolidated tax unit”) is subject to tax at the rate of 23% in 2022 and 2021.

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

The Subsidiary has not received final tax assessments since its incorporation; however the assessments of the Subsidiary are deemed final through 2017.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

Conditions for the entitlement to the benefits:

The above mentioned benefits are conditional upon the fulfillment of the conditions stipulated by the Law, regulations promulgated thereunder, and the Ruling with respect to the beneficiary enterprise. Non-compliance with the conditions may cancel all or part of the benefits and refund of the amount of the benefits, including interest. Company’s management believes that the Subsidiary is meeting the aforementioned conditions.

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

PLURI INC. AND ITS SUBSIDIARIES

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

Taxable income which is not produced as part of “Preferred Enterprise” income will be taxed at the regular tax rate (23% in 2022).

As of June 30, 2022, the Company’s management believes that the Company meets the conditions mentioned above to be considered as a Technological Preferred Enterprise.

3.	Pluristem GmbH:

The corporate tax rate applicable to the German Subsidiary is 15%, which is derived from the German Corporation Tax Act and Solidarity surcharge of 5.5% from the 15% corporate tax rate. This corporate tax rate excludes trade tax, which rate depends on the municipality in which the German Subsidiary conducts its business. Trade Tax is calculated by determining the Trade Tax Base with 3.5% of the trade income and applying the tax factor which differs according to the specific municipality in Germany and equals 455% for the municipality of Potsdam.

4.	Plurinuva:

Plurinuva is an Israeli tax resident and is subject to corporate income tax at the rate of 23%.

b.	Carryforward losses for tax purposes

As of June 30, 2022, Pluri had a U.S. federal net operating loss carryforward for income tax purposes in the amount of $34,836. Net operating loss carryforwards arising in taxable years, can be carried forward and offset against taxable income for 20 years and expire between 2023 and 2038.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2022, in the amount of approximately $129,286, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

In January 2018, Pluri registered as an Israeli resident with the ITA and the Israeli Value Added Tax Authorities. As of June 30, 2022, Pluri and the subsidiaries consolidated accumulated losses, for tax purposes, are approximately $122,375, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2022, in the amount of approximately $588, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

c.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2022	2021
Consolidated loss of Pluri and the Israeli subsidiaries	$41,370	$49,432
Pluristem GmbH	4	433
	$41,374	$49,865

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2022	2021
Deferred tax assets:
Operating loss carryforwards	$65,384	$57,304
Research and development credit carryforwards	5,583	5,907
Issuance costs	-	352
Allowances and reserves	286	336

Total deferred tax assets before valuation allowance	71,253	63,899
Valuation allowance	(71,253)	(63,899)

Net deferred tax asset	$-	$-

As of June 30, 2022 and 2021, the Company has provided full valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of operating losses and due to current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2022 and 2021, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of taxes at the federal statutory rate to Company’s provision for income taxes:

In 2022 and 2021, the main reconciling item of the statutory tax rate of the Company (21% to 23%) to the effective tax rate (0%) is tax loss carryforward and research and development credit carryforward for which a full valuation allowance was provided.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2022, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal Year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, EXECUTIVE Officers and Corporate Governance.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Zami Aberman	Chairman	69	June 23, 2019
Yaky Yanay	President Director Chief Executive Officer	51	February 4, 2014 February 5, 2015 June 23, 2019
Chen Franco-Yehuda	Chief Financial Officer, Treasurer and Secretary	39	March 14, 2019
Doron Birger	Director	71	July 15, 2021
Rami Levi	Director	60	June 1, 2021
Varda Shalev	Director	63	July 15,2021
Maital Shemesh-Rasmussen	Director	53	June 1, 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Chairman since January 2022, as Executive Chairman from June 2019 until December 2021, as our Co-Chief Executive Officer from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. He changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 40 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

Mr. Aberman has operated within high-tech global companies in the fields of automatic optical inspection, network security, video over IP, software, chip design and robotics. He serves as the chairman of Rose Hitech Ltd., a private investment company. He previously served as the chairman of VLScom Ltd., a private company specializing in video compression for HDTV and video over IP and as a director of Ori Software Ltd., a company involved in data management. Prior to holding those positions, Mr. Aberman served as the President and CEO of Elbit Vision System Ltd. (EVSNF.OB), now part of the USTER Group, a company engaged in automatic optical inspection. Before joining the Company, Mr. Aberman served as President and CEO of Netect Ltd., a company specializing in the field of internet security software and was the co-founder, President and CEO of Associative Computing Ltd., which developed an associative parallel processor for real-time video processing. He also served as Chairman of Display Inspection Systems Inc., specializing in laser-based inspection machines and as President and CEO of Robomatix Technologies Ltd.

In 1992, Mr. Aberman was awarded the Rothschild Prize for excellence in his field from the President of the State of Israel. Mr. Aberman holds a B.Sc. in Mechanical Engineering from Ben Gurion University in Israel.

We believe that Mr. Aberman’s qualifications to sit on our Board include his unique multidisciplinary innovative approach, years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of publicly traded entities

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our CEO from June 2019, previously serving as Co-CEO from March 2017. Mr. Yanay has served in variety of executive positions in Pluri since 2006 including as our CFO from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. From 2015 to 2018, Mr. Yanay served as the Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries and since August 2012 has continually served as a Director of IATI, representing Israel’s life sciences industry. Prior to joining the Company, Mr. Yanay founded and served as Chairman of “The Israeli Life Science Forum” and also served as the CFO of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the Board of Directors of Elbit Vision Systems Ltd. Prior to these positions, Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.

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

Chen Franco-Yehuda

Ms. Franco-Yehuda was appointed as CFO, Treasurer, and Secretary of Pluri, effective as of March 17, 2019. She is responsible for managing financial and corporate strategy, and is also in charge of the finance, IT, investor relations, PR and legal departments. Prior to being appointed as our CFO, Ms. Franco-Yehuda served as the Company’s Head of Accounting and Financial Reporting since July 2016 and, prior to that, the Company’s Controller since May 2013. Before joining the Company, from October 2008 to April 2013, Ms. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014. Mrs. Franco-Yehuda also serves as a member of the board of directors of Brenmiller Energy Ltd. (Nasdaq: BNRG, TASE: BNRG,) since August 2022 and a director at Plurinuva Ltd. since February 2022.

Ms. Franco-Yehuda holds a bachelor’s degree in economics and accounting from Haifa University, Israel, and is a certified public accountant in Israel.

Doron Birger

Mr. Birger became a director of the Company in July 2021. Mr. Birger has been serving as the chairman of the board of directors of Sight Diagnostic Ltd. since June 2014, as chairman of the board of directors of Nurami Medical Ltd., or Nurami, from April 2016 to March 2022, and is currently a director of Nurami, Ultrasight Medical Imaging Ltd. from June 2019, Intelicanna Ltd. (TASE: INTL) from April 2021 until April 2022, Matricelf Ltd. (TASE:MTLF ) from December 2020, Galooli from September 21 and as a director of IceCure Medical Ltd. (TASE: ICCM) since August 2012, Vibrant Ltd. since December 2014, Hera Med Ltd. (ASX: HMD) since November 2019, Citrine Global (OTC: CTGL) since March 2020, Kadimastem Ltd. (TASE: KDST) since December 2020 and Netiv Ha’or, a subsidiary of the Israel Electric Corporation Ltd., since March 2020 and as chairman and director in a variety of non-profit organizations. Prior to that, Mr. Birger has served as member of the board of directors of MCS Medical Compression Systems (DBN) Ltd. (TASE:MDCL) from March 2015 to May 2018, Mekorot National Water Company Ltd. from November 2015 to November 2018, and chairman of the board of directors of Insulin Medical Ltd. (TASE: INSL) from March 2016 to August 2017, IOPtima Ltd. from June 2012 to June 2019, MST Medical Surgical Technologies Ltd. from August 2009 to June 2019, Highcon Ltd. from November 2014 to January 2018, Magisto Ltd. from September 2009 to July 2019, Real Imaging Ltd. from November 2018 to April 2019 and Medigus Ltd. (Nasdaq and TASE: MDGS) from May 2015 to September 2018. Mr. Birger holds a BA and MA in economics from the Hebrew University, Israel.

We believe that Mr. Birger’s qualifications to sit on our Board include his extensive experience in the high-tech sector and life-science industry, his experience serving as a director of public companies, his vast skill and expertise in accounting and economics as well as his knowledge and familiarity with corporate finance.

Rami Levi

Mr. Levi became a director of the Company in June 2021. Mr. Levi is the Founder and President of Catalyst Group International, LLC where, since 2009, he has provided consulting services relating to strategic planning to notable clients in the private and public sectors. From 2004 to 2006, he served as Senior Deputy General and Head of Marketing Administration at Israel's Ministry of Tourism. He holds an MA with Honors in Political Science from The Hebrew University of Jerusalem.

We believe that Mr. Levi’s qualifications to sit on our Board include his experience in strategic planning, business development and activities in the government sector.

Varda Shalev

Professor Shalev became a director of the Company in July 2021. Professor Shalev has been serving as a professor at the department of epidemiology at the medical school of Tel Aviv University, Israel since 2019. She has also been serving as a member of the board of directors of BATM Advanced Communications Ltd. since November 2018. She is the Chief Medical Officer of Alike Ltd. from May 2020. Professor Shalev established the Department of Medical Informatics at Maccabi Health Care and was responsible for planning and developing its computerized medical systems. She has pioneered the development of multiple disease registries to support chronic disease management. She also served as the director of primary care division at Maccabi Health Care from October 2013 to June 2015 and as the Founder and Chief Executive Officer of the research and innovation center (KSM Institute and Maccabitech the epidemiological and clinical research arm of Israel’s Maccabi Healthcare Services) at Maccabi Health Care from July 2015 to May 2020. Professor Shalev holds an MD from Ben Gurion University, Israel, and an MPH in Public Health Administration from Clark University, Massachusetts and her Doctoral Fellowship in Medical Informatics from Johns Hopkins University.

We believe that Prof. Shalev’s qualifications to sit on our Board include her experience working in clinical environments and research settings at the intersection of health and technology.

Maital Shemesh-Rasmussen

Ms. Shemesh-Rasmussen became a director of the Company in June 2021. Ms. Shemesh-Rasmussen has served as the Chief Commercial Officer of Octave Bioscience, Inc. since February 2021. Prior to this role, Ms. Shemesh-Rasmussen served as the Global Head of Marketing at Roche Diagnostics Information Solutions between 2018 and 2020. Between 2016 and 2018, she worked at Fitango Health, Inc. where she focused on marketing and business development. Between 2013 and 2016, she led Product Marketing at the Oracle Health Sciences Global Business Unit, as well as Marketing and Business Development in the Oracle Digital Health Innovation Unit. Prior to these positions, Ms. Shemesh-Rasmussen served as Vice President at JPMorgan Chase Bank from 2002 until 2007. Ms. Shemesh-Rasmussen holds a BA in Behavioral Sciences from Ben Gurion University.

We believe that Ms. Shemesh-Rasmussen’s qualifications to sit on our Board include her experience in marketing for pharmaceutical companies, science, business development and investment banking.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until June 2021, the members of our Audit Committee were Mr. Doron Shorrer, Mr. Doron Birger and Ms. Maital Shemesh-Rasmussen. Mr. Shorrer was not re-nominated as a director for the 2022 annual meeting of shareholders, held on June 21, 2022, or the 2022 Annual Meeting, and his membership on the Board and Audit Committee terminated on June 21, 2022. As a result of the vacancy, the Board appointed Mrs. Varda Shalev to serve on the Audit Committee in place of Mr. Shorrer. Mr. Birger is the Chairman of the Audit Committee, and our Board has determined that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Board also determined that Mr. Birger is an Audit Committee financial expert. The Audit Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee held seven meetings from during Fiscal Year 2022.

Compensation Committee

Until June 23, 2022, the members of our Compensation Committee were Doron Shorrer and Moria Kwiat. Mr. Shorrer and Mrs. Kwiat were not re-nominated as a director for the 2022 Annual Meeting, and their membership on the Board and Compensation Committee terminated as of June 23, 2022. As a result of the vacancies, the Board appointed Ms. Maital Shemesh-Rasmussen and Ms. Varda Shalev to serve on the Compensation Committee. Ms. Shemesh-Rasmussen is the Chairman of the Compensation Committee. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Compensation Committee include:

●	Reviewing and recommending to our Board of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

●	Administering our equity-based plans and making recommendations to our Board with respect to our incentive–compensation plans and equity–based plans; and

●	Annually reviewing and making recommendations to our Board with respect to the compensation policy for such other officers as directed by our Board.

Our Compensation Committee held eight meetings during Fiscal Year 2022.

Nominating Committee

The members of our Nominating Committee are Rami Levi and Maital Shemesh-Rasmussen. Mr. Levi is the Chairman of the Nominating Committee. The Board has determined that all of the members of the Nominating Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Nominating Committee operates under a written charter that is posted on our website, www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Nominating Committee include:

●	Overseeing the composition and size of the Board, developing qualification criteria for Board members and actively seeking, interviewing and screening individuals qualified to become Board members for recommendation to the Board;

●	Recommending the composition of the Board for each annual meeting of shareholders; and

●	Reviewing periodically with the Chairman of the Board and the Chief Executive Officer the succession plans relating to positions held by directors and making recommendations to the Board with respect to the selection and development of individuals to occupy those positions.

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

We have never received communications from shareholders recommending individuals to any of our independent directors. Therefore, we do not yet have a policy with regard to the consideration of any director candidates recommended by shareholders. In Fiscal Year 2022, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board. We have not received any recommendations from shareholders for Board nominees. All of the nominees for election at the 2022 Meeting were current members of our Board, at that time.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board, our officers including our CEO (being our principal executive officer) and our CFO (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is posted on our Internet website at www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, other than the Form 4s filed on July 26, 2021 by Doron Birger and Varda Shalev, which were each filed one week late.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the particulars of compensation owed to our CEO and two other most highly compensated executive officers, or our named executive officers, for the fiscal years ended June 30, 2022 and 2021. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year (1)	Salary ($)(2)		Non-Equity Plan Compensation ($)(3)	Share-based Awards ($)(4)	All Other Compensation ($)		Total ($)
Zami Aberman	2022	432,043	(6)	-	-	751,472	(8)	1,183,515
Chairman*	2021	556,475	(6)	-	8,741,402	508,074	(5)	9,805,951

Yaky Yanay	2022	488,569		64,000	-	745,610	(9)	1,297,726
CEO	2021	459,016	(7)	126,000	8,741,402	27,588		9,354,006

Chen Franco-Yehuda	2022	310,253		44,000	-	253,953	(10)	607,915
CFO	2021	251,642		64,000	1,020,000	14,653		1,350,295

* Mr. Aberman served as our Executive Chairman until January 2022.

(1)	The information is provided for each fiscal year, which begins on July 1 and ends on June 30.

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

(3)

During October 2021, we paid Mr. Yanay and Ms. Franco-Yehuda in cash the accrued bonuses for Fiscal Year 2021 in the amounts of $126,000 and $64,000 respectively.

For Mr. Yanay and Ms. Franco-Yehuda, we have accrued, but have not yet paid, bonuses during Fiscal Year 2022 of $64,000 and $44,000 respectively, for certain target bonuses as a result of the achievement of certain milestones that were defined by the Compensation Committee. We expect to pay such bonuses during October 2022.

(4)	The fair value recognized for the share-based awards was determined as of the grant date in accordance with Accounting Standard Codification, or ASC, Topic 718. The assumptions used in the calculations for these amounts for Fiscal Year 2021 are included in Note 9 to our audited consolidated financial statements for Fiscal Year 2022 and 2021 respectively, included elsewhere in this Annual Report (see also “Grants of Plan-Based Awards” table presented below).

(5)

Mr. Aberman was entitled to adjustment fees of NIS 1,515,600, out of which we paid NIS 1,477,350, during Fiscal Year 2022 and NIS 38,250 during Fiscal Year 2021, which amount to a total of approximately $500,000.

(6)

Includes $60,338 and $6,201 paid in cash to Mr. Aberman as compensation for services as a director in fiscal year 2022 and 2021, respectively. In fiscal year 2022, also includes $103,330 paid in cash in lieu of accrued vacation days.

(7)	Includes $6,194 paid in cash to Mr. Yanay as compensation for services as a director in Fiscal Year 2021. Starting October 2020, Mr. Yanay was not entitled to compensation for services as a director.
(8)

On February 26, 2022, the Subsidiary allocated 19,987 of its shares in Plurinuva to Mr. Aberman pursuant to the terms of his consulting agreement. The fair value recognized for these shares was $705,000.

This column also includes costs in connection with car and mobile phone expenses for Mr. Aberman in the amount of $46,000 for Fiscal Year 2022.

(9)

On February 26, 2022, the Subsidiary allocated 19,987 of its shares in Plurinuva to Mr. Yanay pursuant to the terms of his employment agreements. The fair value recognized for these shares was $705,000.

This column also includes costs in connection with car and mobile phone expenses for Mr. Yanay in the amount of $41,000 for Fiscal Year 2022.

We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed-up and is part of the amount in the “Salary” column.

(10)

On February 26, 2022, the Subsidiary allocated 6,562 of its shares in Plurinuva to Ms. Franco-Yehuda pursuant to the terms of her employment agreements. The fair value recognized for these shares was $235,000.

This column also includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Franco-Yehuda in the amount of $19,000 for Fiscal Year 2022.

Employment and Consulting Agreements

During Fiscal Year 2022, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)

Mr. Aberman served as our Executive Chairman until December 31, 2021, and on January 1, 2022, we entered into a new consulting agreement, or the New Agreement, with Mr. Aberman pursuant to which Mr. Aberman serves as our Chairman of the Board of Directors and currently receives a monthly consulting fee of NIS 30,500 (approximately $9,400 per month).

On December 1, 2021, at the recommendation of our Compensation Committee, our Board approved, effective as of January 1, 2022, a decrease to the monthly consulting fee of Mr. Aberman from 142,500 to NIS 30,500 per month. All amounts that were paid, were paid plus value added tax. Mr. Aberman is also entitled to a performance-based bonus of 1.5% from amounts received by us from non-diluting funding and strategic deals, to the extent entered into prior to December 31, 2022. Mr. Aberman is also entitled to a monthly car expenses reimbursement of NIS 4,000.

(b)	Starting January 1, 2021, Mr. Yanay’s monthly salary is NIS 99,000, approximately $30,000 per month. Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement. Furthermore, Mr. Yanay is entitled to a performance-based bonus of 1.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to seven times his monthly salary subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Mr. Yanay a discretionary bonus of up to 3 months of his monthly salary.

(c)	Starting January 1, 2021, Ms. Franco-Yehuda’s monthly salary is NIS 65,000. Ms. Franco-Yehuda also receives cellular phone expense reimbursements and is entitled to car expense reimbursements or Company car pursuant to the terms of her agreement. Furthermore, Ms. Franco-Yehuda is entitled to a performance-based bonus of 0.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to five and a half times her monthly salary, subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Ms. Franco-Yehuda a discretionary bonus of up to 3 months of her monthly salary.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of an immediate and unilateral termination of Mr. Aberman’s New Consulting Agreement by the Company, he will be entitled to receive one month of consulting fee in the amount of NIS 30,500. (ii) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (iii) in the event of termination of Ms. Franco-Yehuda’s employment, she is entitled to a severance payment, under Section 14 of the Israeli Severance Pay Law, and an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than six years in the aggregate.

In addition, Mr. Aberman, Mr. Yanay and Ms. Franco-Yehuda are entitled to acceleration of the vesting of their share options and RSUs in the following circumstances: (1) if we terminate their employment for a reason other than cause (as may be defined in each respective agreement), they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award, subject to the approval of the Board. In addition, Mr. Aberman, Mr. Yanay, and Ms. Franco-Yehuda are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective consulting and employment agreements.

For clarification purposes, the acceleration mechanism detailed above does not apply to the 500,000 RSUs granted to each of our CEO and Chairman in September 2020, that were linked to the achievement of our market capitalization reaching of $550 million during the three-year period from the date of the grant.

The following table displays the value of what our CEO, Chairman and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2022.

Officer	Salary		Accelerated Vesting of RSUs(1)		Total

Zami Aberman
Terminated due to officer resignation	$-		$179,688	(2)	$188,402
Immediately terminated due to discharge of officer	$9,857		$359,375	(3)	$368,089
Change in control	-		$359,375	(4)	$359,375

Yaky Yanay
Terminated due to officer resignation	$560,842	(5)	$179,688	(2)	$740,529
Terminated due to discharge of officer	$560,842	(5)	$359,375	(3)	$920,217
Change in control	-		$359,375	(4)	$359,375

Chen Franco Yehuda
Terminated due to officer resignation	$92,857		$36,250	(2)	$129,107
Terminated due to discharge of officer	$92,857		$72,500	(6)	$165,357
Change in control	-		$72,500	(6)	$72,500

(1)	Value shown represents the difference between the closing market price of our common shares on June 30, 2022, of $1.25 per share and the applicable exercise price of each grant.

(2)	Up to 50% of all unvested RSUs issued under the applicable equity incentive plans vest upon resignation under the terms of those plans, subject to the approval of the Board at its sole discretion.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause, excluding 500,000 RSUs granted on September 10, 2020, that will vest upon achievement of increasing market capitalization of our common shares on the Nasdaq Global Market to $550 million within no more than 3 years from the date of grant.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans excluding 500,000 RSUs granted on September 10, 2020, that will vest upon achievement of increasing market capitalization of our common shares on the Nasdaq Global Market to $550 million within no more than 3 years from the date of grant.

(5)

Pursuant to his employment agreement, in case of termination, Mr. Yanay is entitled to adjustment fees of $255,000. In addition, as of June 30, 2022 Mr. Yanay is eligible to receive severance payments of $306,000, out of which $266,000 have been accrued in his severance fund. Therefore, we will need to pay the difference between Mr. Yanay’s eligibility to receive severance payment and the value of the fund, which as of June 30, 2022, amounted to $40,000.

(6)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause, or upon a change in control.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options, RSUs or restricted shares at the discretion of our Board in the future.

 Outstanding Equity Awards at the End of Fiscal Year 2022

The following table presents the outstanding equity awards held as of June 30, 2022, by our named executive officers, all of which have been issued pursuant to our 2019 Equity Compensation Plan, or the 2019 Plan, and 2016 Equity Compensation Plan, or the 2016 Plan:

Name	Number of shares that have not vested (#)		Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)		Equity incentive plan awards: Market value of shares that have not vested ($)
Zami Aberman	-		-	500,000	(1)	625,000
	281,250	(2)	351,563	-		-
	6,250	(3)	7,813	-		-

Yaky Yanay	-		--	500,000	(1)	625,000
	281,250	(2)	351,563	-		-
	6,250	(3)	7,813	-		-

Chen Franco-Yehuda	250	(4)	313	-		-
	1,500	(5)	1,875	-		-
	56,250	(6)	70,313	-		-

(1)	500,000 RSUs granted on September 10 ,2020 vest in full upon milestone achievement of increasing our market capitalization on the Nasdaq Global Markets to $550 million within no more than three years from the date of grant.

(2)	281,250 RSUs vest in 9 equal installments of 31,250 on September 10, 2022, and every three months thereafter.

(3)	6,250 RSUs vest in 2 equal installments of 3,125 on September 19, 2022, and every three months thereafter.

(4)	250 RSUs vest in 2 equal installments of 125 on September 19, 2022, and every three months thereafter.

(5)	1,500 RSUs vest in 3 equal installments of 500 on September 28, 2022, and every three months thereafter.

(6)	56,250 RSUs vest in 9 equal installments of 6,250 on September 10, 2022, and every three months thereafter.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the 2016 Plan and the 2019 Plan, described in Item 12 below.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during Fiscal Year 2022, excluding Mr. Aberman who served as Executive Chairman until December 31, 2021, and whose compensation is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(1)	Total ($)
Doron Birger(3)	36,057	73,400	109,457
Varda Shalev(3)	33,637	73,400	107,037
Mark Germain(2)	38,025	-	38,025
Moria Kwiat(2)	36,700	-	36,700
Rami Levi	35,000	-	35,000
Maital Shemesh-Rasmussen	38,000	-	38,000
Doron Shorrer(2)	50,012	-	50,012

(1)	The fair value recognized for the stock awards was determined as of the grant date in accordance with ASC 718. Assumptions used in the calculations for these amounts are included in Note 9 to our consolidated financial statements for Fiscal Year 2022 included elsewhere in this Annual Report.

(2)	Effective as of June 21, 2022, as a result of the voting outcome from the 2022 Annual Meeting, these directors were not re-elected to the Company’s Board of Directors, and vacated their seats on the Board, and their respective committees, effective immediately.

(3)	Effective as of July 15, 2021, this director was appointed to serve on the Board.

(4)	Excluding VAT.

During 2022, we paid no bonuses to the directors listed above.

As of June 30, 2022, we have outstanding grants to our non-executive directors aggregating 343,991 RSUs of which 264,665 were exercisable or vested, as the case may be, as follows:

Name	Total of restricted shares and RSUs granted and outstanding	Total unvested restricted shares and RSUs.
Doron Birger	20,000	16,250
Varda Shalev	20,000	16,250
Mark Germain(1)	100,645	-
Moria Kwiat(1)	55,750	-
Rami Levi	20,000	13,750
Maital Shemesh-Rasmussen	20,000	13,750
Doron Shorrer (1)	107,596	-
Total	343,991	60,000

(1)	These directors were not re-elected to the Company’s Board at the 2022 Annual Meeting.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 15, 2022 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Pluri Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage of Shares Beneficially Owned

Directors and Named Executive Officers
Yaky Yanay CEO, President and Director	685,973	(2)	2.1%

Chen Franco-Yehuda CFO	66,591		*

Doron Birger Director	6,250		*

Maital Shemesh-Rasmussen Director	8,750		*

Rami Levi Director	8,750		*

Varda Shalev Director	6,250		*

Zami Aberman Chairman of the Board of Directors	839,747	(2)	2.6%

Directors and Executive Officers as a group (7 persons)	1,875,547	(5)	5.0%

5% Shareholders

David M. Slager	1,685,038	(6)	5.2%

*	less than 1%

(1)	Based on 32,620,343 Common Shares issued and outstanding as of September 15, 2022. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes a warrant to acquire up to 7,143 shares.

(3)	Includes a warrant to acquire up to 2,857 shares.

(4)	Includes a warrant to acquire up to 1,429 shares.

(5)	Includes a warrant to acquire up to 18,572 shares.

(6)	Based solely upon a Schedule 13G filed by Mr. Slager, Regals Capital Management LP, or Regals Management, and Regals Fund LP, or Regals Fund, with the SEC on January 26, 2022. Regals Fund directly owned 1,071,938 shares. Regals Management, as the investment manager of Regals Fund, may be deemed to beneficially own the shares owned directly by Regals Fund. Mr. Slager, as the managing member of the general partner of Regals Management, may be deemed to beneficially own the shares beneficially owned by Regals Management, in addition to the 613,100 shares he owns directly.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	91,045	$0.00001	4,765,113

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the arrangements described in Item 11, during fiscal years 2022 and 2021, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

The Board has determined that Doron Birger, Rami Levi, Varda Shalev and Maital Shemesh-Rasmussen are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

Item 14. Principal Accounting Fees and Services

The fees for services provided by our independent registered public accounting firm to the Company in the last two fiscal years were as follows:

	Twelve months ended June 30, 2022	Twelve months ended June 30, 2021

Audit Fees	$114,532	$105,000

Audit-Related Fees	6,214	None

Tax Fees	14,624	28,507

All Other Fees	36,975	None

Total Fees	$172,345	$133,507

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory filings.

Audit-Related Fees. These fees were comprised of fees related to the annual comfort letter relating to our ATM Agreement.

Tax Fees. These fees relate to our tax compliance and tax advisory projects.

All Other Fees. These fees were comprised of (i) assistance in preparation of our periodical report to IIA, (ii) hours devoted to review the agreements of Plurinuva its establishment , (iii) working hours devoted to the cyber-incident described in the risk factors contained elsewhere in this Annual Report on Form 10-K.

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

As of June 30, 2022, we have accrued approximately $86,000 for the annual Audit Fees for Fiscal Year 2022 and approximately $22,000 for Other Fees, which we expect to pay PricewaterhouseCoopers during fiscal year 2023.

PART IV

ITEM 15. EXHIBITS.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on July 2, 2020 (incorporated by reference to Exhibit 4.1 of our registration statement on Form S-3 filed on July 16, 2020).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

4.1	Form of Common Share Purchase Warrant dated April 2019 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on April 5, 2019).

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 of our annual report on Form 10-K filed on September 10, 2020).

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 7, 2022).

10.3	Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).

10.4+	Summary of Directors’ Ongoing Compensation (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 10, 2020).

10.5+	Form of Indemnification Agreement between Pluristem Therapeutics Inc. and each of our directors and officers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 8, 2021).

10.6+	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016).

10.7+	Form of Share Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016).

10.8+	Form of Restricted Share Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016).

10.9+	Form of Restricted Share Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016).

10.10+	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019).

10.11+	Form of Share Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 12, 2019).

10.12+	Form of Restricted Share Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.13+	Form of Restricted Share Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 12, 2019).

10.14+	Form of Restricted Stock Unit Agreement (executive officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 13, 2021).

10.15+	Form of Restricted Stock Unit Agreement (directors) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 13, 2021).

10.16+	Form of Restricted Stock Unit Agreement (employees) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 13, 2021).

10.17+	Consulting Agreement between Pluristem Ltd. and Mr. Zalman (Zami) Aberman dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 3, 2022).

10.18+	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020 (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 10, 2020).

10.19+	Amended and Restated Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 10, 2020 (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 10, 2020).

10.20+	Letter agreement by and between Pluristem Ltd. and Chen Franco-Yehuda, dated September 13, 2021(incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on September 13, 2021).

10.21^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 10, 2020).

10.22	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.23	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.24	Open Market Sales Agreement, dated July 16, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of our registration statement on Form S-3 filed on July 16, 2020).

10.25+	Letter agreement by and between Pluristem Ltd. and Rose High Tech Ltd., dated September 13, 2021 (incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K filed on September 13, 2021).

10.26+	Letter agreement by and between Pluristem Ltd. and Yaky Yanay, dated September 13, 2021 (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 13, 2021).

10.27+	Consulting Agreement by and between Pluristem Ltd. and Mr. Zalman (Zami) Aberman, dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 3, 2022).

10.28^	Share Purchase Agreement, dated January 5, 2022, by and among Tnuva Food-Tech Incubator (2019), Limited Partnership, Plurinuva Ltd. and Pluri-Biotech Ltd. (formerly Pluristem Ltd.) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.29^	Technology License Agreement, dated January 5, 2022, by and between Pluri-Biotech Ltd. (formerly Pluristem Ltd.) and Plurinuva Ltd. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on May 9, 2022).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chen Franco-Yehuda.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Chen Franco-Yehuda.

101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluri Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer
Dated: September 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: September 21, 2022

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 21, 2022

By:	/s/ Zami Aberman
Zami Aberman, Chairman of the Board of Directors
Dated: September 21, 2022

By:	/s/ Doron Birger
Doron Birger, Director
Dated: September 21, 2022

By:	/s/ Rami Levi
Rami Levi, Director
Dated: September 21, 2022

By:	/s/ Prof. Varda Shalev
Prof. Varda Shalev, Director
Dated: September 21, 2022

By:	/s/ Maital Shemesh-Rasmussen
Maital Shemesh-Rasmussen, Director
Dated: September 21, 2022