Form 10-Q
period 2022-12-31
Pluri Inc.
filed 2023-02-13
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 39,807,172 common shares issued and outstanding as of February 13, 2023.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Statements of Changes in Shareholders’ Equity	4-5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Financial Statements	8-18

i

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2022	June 30, 2022

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,818	$9,772
Short-term bank deposits		38,428	45,244
Restricted cash		753	1,007
Prepaid expenses and other current assets		2,141	1,724
Total current assets		50,140	57,747

LONG-TERM ASSETS:

Restricted bank deposits		597	634
Severance pay fund		543	661
Property and equipment, net		673	739
Operating lease right-of-use asset		7,877	8,270
Other long-term assets		97	14
Total long-term assets		9,787	10,318

Total assets		$59,927	$68,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2022	June 30, 2022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,257	$1,785
Accrued expenses		1,507	1,630
Operating lease liability		605	619
Accrued vacation and recuperation		818	1,053
Other accounts payable		1,097	1,742
Total current liabilities		5,284	6,829

LONG-TERM LIABILITIES

Accrued severance pay		763	867
Operating lease liability		6,239	6,505
Loan from the European Investment Bank (“EIB”)	4	22,675	21,678
Total long-term liabilities		29,677	29,050

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 60,000,000 as of December 31, 2022, and June 30, 2022; Issued and outstanding: 38,291,151 and 32,507,491 shares as of December 31, 2022, and June 30, 2022, respectively.		*	*
Additional paid-in capital		408,692	401,302
Accumulated deficit		(385,501)	(371,263)
Total shareholders’ equity		23,191	30,039
Non-controlling interests		1,775	2,147
Total equity		24,966	32,186
Total liabilities and equity		$59,927	$68,065

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31		Three months ended December 31,
	2022	2021	2022	2021

Revenues	$89	$-	$2	$-
Operating expenses:
Research and development expenses	$(9,079)	$(12,932)	$(4,575)	$(6,541)
Less: participation by the Israeli Innovation Authority (IIA), Horizon 2020 and other parties	1,023	72	790	34
Research and development expenses, net	(8,056)	(12,860)	(3,785)	(6,507)
General and administrative expenses	(5,635)	(9,376)	(2,896)	(4,288)

Operating loss	(13,602)	(22,236)	(6,679)	(10,795)

Interest expenses	(406)	(453)	(212)	(225)
Other financial income (expenses), net	(515)	317	(1,363)	80
Total financial income (expenses), net	(921)	(136)	(1,575)	(145)

Net loss	$(14,523)	$(22,372)	$(8,254)	$(10,940)
Net loss attributed to non-controlling interest	$(285)	$-	$(137)	$-
Net loss attributed to shareholders	$(14,238)	$(22,372)	$(8,117)	$(10,940)

Loss per share:
Basic and diluted net loss per share	$(0.44)	$(0.70)	$(0.24)	$(0.34)

Weighted average number of shares used in computing basic and diluted net loss per share	32,878,434	32,068,271	33,194,622	32,136,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151
Share-based compensation to employees, directors, and non-employee consultants	267,320		(*	)	5,061	-	5,061
Net loss	-		-		-	(22,372)	(22,372)

Balance as of December 31, 2021	32,225,102	$	(*	)	$392,233	$(352,393)	$39,840

(*)	Less than $1

	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount			Capital	Deficit	Equity
Balance as of October 1, 2021	32,096,927	$	(*	)	$390,360	$(341,453)	$48,907
Share-based compensation to employees, directors, and non-employee consultants	128,175		(*	)	1,873	-	1,873
Net loss	-		-		-	(10,940)	(10,940)

Balance as of December 31, 2021	32,225,102	$	(*	)	$392,233	$(352,393)	$39,840

(*)	Less than $1

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants	233,539		(*	)	1,355	-	1,355	542	1,897
Issuance of common stock and warrants related to December 2022 Private Placement, net of issuance costs of $361	5,550,121		(*	)	5,406		5,406		5,406
Modification of warrants to non-controlling interests (note 1c)	-		-		(385)	-	(385)	385	-
Expiration of warrants in Plurinuva (note 1c)	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(14,238)	(14,238)	(285)	(14,523)

Balance as of December 31, 2022	38,291,151	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966

(*)	Less than $1

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholder s’	Non-controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of October 1, 2022	32,634,662	$	(*	)	$401,576	$(377,384)	$24,192	$2,709	$26,901
Share-based compensation to employees, directors, and non-employee consultants	106,368		(*	)	696	-	696	217	913
Issuance of common stock and warrants related to December 2022 Private Placement, net of issuance costs of $361	5,550,121		(*	)	5,406	-	5,406	-	5,406
Expiration of warrants in Plurinuva (note 1c)	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(8,117)	(8,117)	(137)	(8,254)

Balance as of December 31, 2022	38,291,151	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,523)	$(22,372)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	197	664
Share-based compensation to employees, directors and non-employee consultants	1,897	5,061
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	(500)	50
Increase (decrease) in trade payables	(517)	69
Decrease in other accounts payable and accrued expenses	(1,290)	(2,036)
Increase (decrease) in operating lease right-of-use asset and liability	113	(168)
Increase in interest receivable on deposits	(388)	(220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	111	1,039
Long term interest payable and exchange rate differences relate to EIB loan	997	(746)
Accrued severance pay, net	14	7
Net cash used for operating activities	$(13,889)	$(18,652)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(141)	$(44)
Proceeds from withdrawal of (investment in) short-term deposits	7,203	(5,539)
Proceeds from withdrawal of long-term deposits	-	12,658
Net cash provided by investing activities	$7,062	$7,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Six months ended December 31,
	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock and warrants, net of issuance costs	5,693	-
Net cash provided by financing activities	$5,693	$-

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(111)	(1,039)

Decrease in cash, cash equivalents and restricted cash	(1,245)	(12,616)
Cash, cash equivalents and restricted cash at the beginning of the period	11,413	31,838
Cash, cash equivalents and restricted cash at the end of the period	$10,168	$19,222

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	8,818	18,715
Restricted cash	753	507
Long-term restricted bank deposits	597	-
Total cash, cash equivalents, restricted cash and restricted bank deposits	$10,168	$19,222

(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$15	$23
Accrued expenses related to issuance of common stock and warrants	$287	$-

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

The Company has incurred an accumulated deficit of approximately $385,501 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2022, the Company’s total shareholders’ equity amounted to $23,191. During the six-month period ended December 31, 2022, the Company incurred losses of $14,523 and its negative cash flow from operating activities was $13,889.

As of December 31, 2022, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $48,596. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial and collaboration agreements, from grants to support its research and development activities, from sales of its equity securities and from the proceeds received from the loan previously provided by the European Investment Bank (the “EIB”) (see also note 4). The Company’s management believes that its current resources, and the rest of the funds it will receive from the investment agreements signed in December together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. The Company also implemented a cost reduction and efficiency plan to align with the change in its business strategy. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products.

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

On November 22, 2022, the warrants in Plurinuva expired unexercised and $1,014 were classified from NCI to additional paid-in capital.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2022, but not all disclosures required by U.S. GAAP are included.

Operating results for the six-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these interim unaudited condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits and other current assets, trade payable and other accounts payable, approximate their fair value because of their generally short-term maturities.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	New Accounting Pronouncements

i.	Recently adopted accounting pronouncements

ASU 2021-04-Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”).

In May 2021, the FASB issued ASU 2021-04 that provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company has adopted ASU 2021-04, which has had an impact on the modification of the warrants to the non-controlling interest in Plurinuva (see also note 1c).

ASU No. 2021-10-”Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”):

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

The adoption of this standard does not have a material impact on its consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2016-13-“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

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

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2022, an amount of $1,350 of cash and deposits was pledged by the Subsidiary for bank guarantees related to its facility operating lease agreement and to secure its credit line for hedging transactions.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of December 31, 2022, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

c.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“cGVHD”). As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to cGVHD, with a maximum aggregate royalty amount of approximately $250.

d.	The Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid.

e.	As of December 31, 2022, total grants obtained under the “Shalav” program amounted to approximately $52. As of December 31, 2022, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

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

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of December 31, 2022, the linked principal balance in the amount of $21,330 and the interest accrued in the amount of $1,345 are presented among long-term liabilities. As of December 31, 2022 the Company does not expect to receive additional funds pursuant to the Finance Contract.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - LOAN FROM THE EIB (CONT.)

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

During the six-month period ended December 31, 2022, the Company did not sell any common shares under the ATM Agreement.

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date, or until the Company increase its authorized shares. As of December 31, 2022, the Company issued 5,550,121 common shares and warrants that relates to the December 2022 Private Placement and received $5.8 million as of that date. As of December 2022 $361, were recorded as issuance expenses that relates to the December 2022 Private Placement. As of February 13, 2023, 7,015,900 common shares and warrants sold in the December 2022 Private Placement were issued for aggregate gross proceeds of $7.3 million.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

 NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

a.	Options to consultants:

A summary of the options to non-employee consultants under the Company’s equity incentive plans is as follows:

	Six months ended December 31, 2022
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	91,045	$1.32	7.05	$44
Options forfeited	(15,000)	2.65
Options outstanding at the end of the period	76,045	$1.06	6.09	$34

Options exercisable at the end of the period	54,795	$0.73	6.34	$34
Options unvested	21,250	$1.90
Options vested and expected to vest	76,045	$1.06	6.09	$34

Compensation expenses recorded in General and administration expenses related to options granted to consultants for the six months ended December 31, 2022 and 2021 were $6 and $10, respectively. Compensation expenses (income) recorded in General and administration expenses related to options granted to consultants for the three ended December 31, 2022 and 2021 were $6 income and $8 expenses, respectively.

b.	Options to employees:

A summary of the options to employees under the Company’s equity incentive plans is as follows:

	Six months ended December 31, 2022
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	-	$-	-		$-
Options granted	334,821	1.12	3.54
Options outstanding at the end of the period	334,821	$1.12	3.54	$

Options exercisable at the end of the period	-	$-	-		$-
Options unvested	334,821	$1.12	3.54		-
Options expected to vest	334,821	$1.12	3.54		$-

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

 NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

On December 14, 2022, Yaky Yanay, the Company’s Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the Company’s existing equity compensation plans. In that regard, the Company granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date upon which the Company increases its authorized share capital.

There were no compensation expenses recorded in general and administration expenses related to options granted and not issued to employee for the six months ended December 31, 2022 and 2021.

c.	Restricted shares units (“RSUs”) to employees, directors and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees and directors under the Company’s equity incentive plans for the six-month periods ended December 31, 2022 and 2021:

	Six months ended December 31,
	2022	2021
	Number
Unvested at the beginning of the period	1,935,014	2,404,415
Granted	334,821	75,000
Forfeited	(39,138)	(32,480)
Vested	(212,287)	(233,570)
Unvested at the end of the period	2,018,410	2,213,365
Expected to vest after the end of the period	1,994,118	2,172,615

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs granted to employees and directors were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Research and development expenses	$117	$418	$54	$209
General and administrative expenses	1,139	4,494	593	1,587
	$1,256	$4,912	$647	$1,796

Unamortized compensation expenses related to RSUs granted to employees and directors is approximately $2,079 to be recognized by the end of June 2026.

2.	RSUs to consultants:

The following table summarizes the activity related to unvested RSUs granted to consultants under the Company’s equity incentive plans for the six-month periods ended December 31, 2022 and 2021:

	Six months ended December 31,
	2022	2021
	Number
Unvested at the beginning of the period	41,250	76,249
Vested	(21,250)	(33,750)
Unvested at the end of the period	20,000	42,499

Compensation expenses related to RSUs granted to consultants were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Research and development expenses	$93	$45	$55	$13
General and administrative expenses	-	94	-	56
	$93	$139	$55	$69

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

In the pharmaceutical area, we completed a Phase III multinational clinical study in muscle recovery following surgery for hip fracture and two Phase II clinical studies in Acute Respiratory Distress Syndrome, or ARDS, associated with COVID-19 in the United States, Europe and Israel. In addition, we completed a Phase I clinical study for incomplete recovery following bone marrow transplantation in the United States and Israel, and our PLX cells are used in an investigator-led Phase I/II Chronic Graft versus Host Disease study in Israel. PLX R-18 product candidate is also being tested as a potential treatment for Acute Radiation Syndrome under the U.S. Food and Drug Administration animal rule. We believe that each of these indications is a severe unmet medical need.

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

The first warrant, or the First Warrant, issued to Tnuva permits Tnuva to purchase up to 125,000 ordinary shares of Plurinuva at an exercise price of $40.00 per share and has a term commencing on the Closing Date and ending at the earlier of (i) six months from the Closing Date, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant has not expired, Plurinuva shall issue to Tnuva a second warrant, or the Second Warrant, which will permit Tnuva to purchase up to a number of ordinary shares of Plurinuva, or the then most senior securities issued by Plurinuva, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercises at least 62,500 ordinary shares at a price per share of $40.00, or $2,500,000 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equals $76.00. The Second Warrant has a term commencing on the six months anniversary of the Closing Date and ending at the earlier of (i) six months from its issuance, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Plurinuva or (iii) the consummation of a financing round with a non-affiliated investor. On August 23, 2022, the First Warrant was extended for an additional 90-day period, so that the exercise period would end on November 22, 2022. On November 22, 2022, the First Warrant expired unexercised.

In December 2022, we reported that our joint venture successfully completed proof of concept in its development of cultivated meat based on our cell-based technology platform.

Technology Collaboration the Biologics Field

In September 2022, we entered into a collaboration agreement with a leading European manufacturer of APIs for liver and gastroenterological diseases. As part of our collaboration, our platform is being utilized to develop and manufacture a unique biologic API used in drugs that treat liver and gastroenterological diseases. The current source of this API is derived from animals that are sacrificed during the extraction process. The joint goal of the collaboration is to grow the specific cells needed for this API in our 3D cell expansion bioreactor systems that secrete the biological molecule without harming animals.

We believe that proof of concept with this agreement and APIs will open opportunities for us to serve additional API manufacturers in the rapidly growing biologics market.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2021.

Revenues

Revenues for each of the six-month and three-month periods ended December 31, 2022 were $89,000 and $2,000, respectively, as compared to no revenues during the six-month and three-month periods ended December 31, 2021. Revenues for the six-month and three-month periods ended December 31, 2022 were mainly related to our collaboration in the biologic field.

Research and Development Expenses, Net

Research and development, or R&D, expense, net (costs less participation and grants by the Horizon 2020 program, the IIA and other parties) for the six-month period ended December 31, 2022 decreased by 37% from $12,860,000 for the six-month period ended December 31, 2021 to $8,056,000. The decrease is mainly attributed to: (1) a decrease in clinical studies subcontractor expenses following the completion of our critical limb ischemia and ARDS associated with COVID-19 studies and the end of enrollment of our muscle regeneration following hip fracture study in November 2021, (2) a decrease in materials purchases in accordance with our manufacturing needs and plan, (3) a decrease in salaries and related expenses as part of our cost reduction, specifically a reduction of 29 R&D employees (108 on December 31, 2022, compared to 137 on December 31, 2021), (4) a decrease in share-based compensation expenses and (5) higher participation by the European Union with respect to the Horizon 2020 grants, which relate to our critical limb ischemia and muscle regeneration following hip fracture studies.

R&D expense, net (costs less participation and grants by the Horizon 2020 program, the IIA and other parties) for the three-month period ended December 31, 2022 decreased by 42% from $6,507,000 for the three-month period ended December 31, 2021 to $3,785,000. The decrease is mainly attributed to: (1) a decrease in clinical studies subcontractor expenses following the completion of our critical limb ischemia and ARDS associated with COVID-19 studies and the end of enrollment of our muscle regeneration following hip fracture study in November 2021, (2) a decrease in salaries and related expenses as part of our cost reduction, specifically a reduction of 29 R&D employees (108 on December 31, 2022, compared to 137 on December 31, 2021), (3) a decrease in share-based compensation expenses and (4) higher participation by the European Union with respect to the Horizon 2020 grants which relates to muscle regeneration following hip fracture program that commenced during the 2018 calendar year.

General and Administrative Expenses

General and administrative expenses for the six-month period ended December 31, 2022 decreased by 40% from $9,376,000 for the six-month period ended December 31, 2021 to $5,635,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to market based vesting conditioned restricted stock units, or RSUs, granted to our Chief Executive Officer and Chairman which was recorded as an expense of $7,283,000 between September 11, 2020 and October 30, 2021, employee terminations and RSU expenses amortization over time.

 General and administrative expenses for the three-month period ended December 31, 2022 decreased by 32% from $4,288,000 for the three-month period ended December 31, 2021 to $2,896,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to market based vesting conditioned restricted stock units, or RSUs, granted to our Chief Executive Officer and Chairman which was recorded as an expense of $7,283,000 between September 11, 2020 and October 30, 2021, employee terminations and RSU expenses amortization over time.

Other Financial Income (Expenses), net

Other financial income (expenses) decreased from $317,000 in financial income for the six-month period ended December 31, 2021 to $515,000 in financial expenses for the six-month period ended December 31, 2022. This decrease is mainly attributable to expenses relating to exchange rate differences related to the EIB loan provided to us in June 2021 pursuant to the finance agreement executed with the EIB, or the EIB Finance Agreement, following the strength of the Euro against the U.S. dollar.

Other financial income (expenses) decreased from $80,000 in financial income for the three-month period ended December 31, 2021 to $1,363,000 in financial expenses for the three-month period ended December 31, 2022. This decrease is mainly attributable to expenses from exchange rate differences, related to the EIB loan provided to us in June 2021 pursuant to the EIB Finance Agreement, following the strength of the Euro against the U.S. dollar.

Interest Expenses

Interest expenses decreased from $453,000 for the six-month period ended December 31, 2021 to interest expenses of $406,000 for the six-month period ended December 31, 2022. This decrease is attributable solely to exchange rate differences due to the Euro against the U.S. dollar.

Interest expenses decreased from $225,000 for the three-month period ended December 31, 2021 to interest expenses of $212,000 for the three-month period ended December 31, 2022. This decrease is attributable solely to exchange rate differences due to the strength of the Euro against the U.S. dollar.

Net Loss

Net loss for six-month and three-month periods ended December 31, 2022 was $14,523,000 and $8,254,000, respectively, as compared to net loss of $22,372,000 and $10,940,000 for the six-month and three-month periods ended December 31, 2021. The decrease was due to a decrease in general and administrative expenses and research and development expenses, as a result of our cost reduction plan and the implementation of our new business strategy, alongside the completion or termination of several clinical studies (in critical limb ischemia, ARDS associated with COVID 19, incomplete recovery following bone marrow transplantation and completion of enrollment of muscle regeneration following hip fracture). Net loss per share attributed to shareholders for the six-month and three-month periods ended December 31, 2022 was $0.44 and $0.24, respectively, as compared to $0.70 and $0.34 for the six-month and three-month periods ended December 31, 2021. We had net loss attributed to our non-controlling interest in Plurinuva for the six-month and three-month periods ended December 31, 2022 of $285,000 and $137,000, respectively.

For the six-month and three-month periods ended December 31, 2022 and 2021, we had weighted average common shares outstanding of 32,878,434, 33,194,622, and 32,068,271, 32,136,352, respectively, which were used in the computations of net loss per share for the six and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs issued to directors, employees and consultants.

Liquidity and Capital Resources

As of December 31, 2022, our total current assets were $50,140,000 and total current liabilities were $5,284,000. On December 31, 2022, we had a working capital surplus of $44,856,000, total equity of $24,966,000, out of which $1,775,000 is attributed to the non-controlling interest in Plurinuva, and an accumulated deficit of $385,501,000.

Our cash and cash equivalents as of December 31, 2022 amounted to $8,818,000, compared to $18,715,000 as of December 31, 2021, and compared to $9,772,000 as of June 30, 2022. Cash balances changed in the six months ended December 31, 2022 and 2021 for the reasons presented below.

Net cash used for operating activities was $13,889,000 in the six months ended December 31, 2022, compared to $18,652,000 in the six months ended December 31, 2021. The decrease is mainly attributed to a decrease in net loss following the completion of clinical trials and the implementation of our cost reduction and efficiency plan that we initiated in order to align with the change in our business strategy. Cash used in operating activities in the six months ended December 31, 2022 and 2021 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 program, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $7,062,000 in the six months ended December 31, 2022, compared to cash used of $7,075,000 for the six months ended December 31, 2021. The investing activities in the six-month period ended December 31, 2022 consisted primarily of the withdrawal of $7,203,000 of short-term deposits. The investing activities in the six-month period ended December 31, 2021 consisted primarily of the investment of $5,539,000 in short-term deposits and proceeds of $12,658,000 from withdrawal of long-term deposits.

The cash provided in the six months ended December 31, 2022 by financing activities was related to net proceeds of $5,693,000 related to issuances of common shares and warrants, net of issuance cost that were paid in cash, in the December 2022 Private Placement. No cash was used or provided from financing activities during the six months ended December 31, 2021.

Between December 13, 2022 and December 27, 2022, we entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date, or until we increase our authorized shares. As of December 31, 2022, we issued 5,550,121 common shares and warrants that relates to the December 2022 Private Placement and received $5.8 million as of that date. As of December 2022, $361,000 were recorded as issuance expenses that relates to the December 2022 Private Placement. As of February 13, 2023, 7,015,900 common shares and warrants sold in the December 2022 Private Placement were issued for aggregate gross proceeds of $7.3 million.

In addition, the purchasers in the December 2022 Private Placement agreed to execute proxies permitting our Chief Executive Officer and Chief Financial Officer to vote the securities purchased in the December 2022 Private Placement in favor of any shareholder vote relating to a future increase of our authorized shares. Pursuant to the securities purchase agreements executed with the purchasers, we agreed to hold a meeting of shareholders within 200 days of the execution of the securities purchase agreements for the purpose of increasing our authorized shares.

On December 14, 2022, Yaky Yanay, our Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date upon which the Company increases its authorized share capital.

On July 16, 2020, we entered into an Open Market Sale AgreementSM, or the ATM Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were able to issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020.

On September 21, 2022, as a result of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, we reduced the amount available to be sold under the ATM Agreement to a maximum aggregate offering price of up to $11,800,000 of our common shares from time to time through Jefferies.

During the six-month period ended December 31, 2022, we did not sell of our any common shares under the ATM Agreement.

In April 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, executed the EIB Finance Agreement for non–dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our research and development in the European Union to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of December 31, 2022, the interest accrued was in the amount of €1,262,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on the Company’s consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of the Company’s consolidated revenues below $350 million, 1.2% of the Company’s consolidated revenues between $350 million and $500 million and 0.2% of the Company’s consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2022, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $169,000.

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

Through December 31, 2022, we received total grants of approximately $757,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, out of which an amount of $62,429 was received during the six-months ended December 31, 2022.

As of December 31, 2022, we received total grants of approximately $6,614,000 in cash from the European Union research and development consortiums pursuant to the Horizon 2020 program. During December 2022, we received an approval for an additional grant of approximately $735,000 to be used towards our PLX-PAD cell program in muscle recovery following surgery for hip fracture.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to PROTO (Advanced PeRsOnalized Therapies for Osteoarthritis), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. The funds from the grant are expected to be allocated between Pluri and other members of the consortium in accordance with budget and work packages which will be determined by the consortium. An amount of approximately Euro 500,000 (approximately $533,745) is a direct grant that will be allocated to us.

The Phase I/II study will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Annual Report.

We have an effective Form S-3 registration statement (File No. 333-239890), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred shares and warrants to purchase common shares, and units of two or more of such securities in one or more offerings up to a total dollar amount of $250,000,000. As of February 13, 2022, other than the $11,800,000 of common shares we are eligible to sell pursuant to the ATM Agreement, and the $30,000,000 of common shares we sold in a registered direct offering in February 2021, no securities have been sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $385,501,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 27, 2022, we executed a securities purchase agreement with a single investor to sell, as a purchase price of $1.12 per share, 135,000 common shares and warrants to purchase 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The warrants will be exercisable upon the later of six months from their issuance date, or until we increase our authorized shares. In addition, the purchaser agreed to execute a proxy permitting our Chief Executive Officer and Chief Financial Officer to vote the securities purchased in favor of any shareholder vote relating to a future increase of our authorized shares. Pursuant to the securities purchase agreement, we agreed to hold a meeting of shareholders within 200 days of the execution of the securities purchase agreement for the purpose of increasing our authorized shares.

The aforementioned securities issued are exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D and Regulation S promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

Item 5. Other Information.

On February 13, 2023, we, through our subsidiary Pluri Biotech Ltd., entered into a consulting agreement, or the Consulting Agreement, with Mr. Zami Aberman, pursuant to which Mr. Aberman shall serve as the Company’s Chairman of the Board of Directors. A copy of the Consulting Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 19, 2022).

10.2*	Amended and Restated Consulting Agreement by and between Pluri Biotech Ltd. and Mr. Zalman (Zami) Aberman, dated February 13, 2023.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 13, 2023

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 13, 2023