Form 10-Q
period 2023-03-31
Pluri Inc.
filed 2023-05-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 41,118,442 common shares issued and outstanding as of May 9, 2023.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Statements of Changes in Shareholders’ Equity	4-6

Interim Condensed Consolidated Statements of Cash Flows	7-8

Notes to Interim Condensed Consolidated Financial Statements	9-20

i

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2023	June 30, 2022
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,677	$9,772
Short-term bank deposits		40,491	45,244
Restricted cash		273	1,007
Prepaid expenses and other current assets		2,246	1,724
Total current assets		46,687	57,747

LONG-TERM ASSETS:

Restricted bank deposits		633	634
Severance pay fund		437	661
Property and equipment, net		681	739
Operating lease right-of-use asset		7,801	8,270
Other long-term assets		2	14
Total long-term assets		9,554	10,318

Total assets		$56,241	$68,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2023	June 30, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,453	$1,785
Accrued expenses		1,335	1,630
Operating lease liability		627	619
Accrued vacation and recuperation		810	1,053
Other accounts payable		1,152	1,742
Total current liabilities		5,377	6,829

LONG-TERM LIABILITIES

Accrued severance pay		610	867
Operating lease liability		6,027	6,505
Loan from the European Investment Bank (“EIB”)	4	23,346	21,678
Total long-term liabilities		29,983	29,050

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 60,000,000 as of March 31, 2023, and June 30, 2022; Issued and outstanding: 41,072,224 and 32,507,491 shares as of March 31, 2023, and June 30, 2022, respectively.		*	*
Additional paid-in capital		412,189	401,302
Accumulated deficit		(393,125)	(371,263)
Total shareholders’ equity		19,064	30,039
Non-controlling interests		1,817	2,147
Total equity		20,881	32,186
Total liabilities and equity		$56,241	$68,065

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022

Revenues	$176	$234	$87	$234
Operating expenses:
Research and development expenses	$(13,412)	$(19,205)	$(4,333)	$(6,273)
Less: participation by the Israeli Innovation Authority (IIA), Horizon Europe and other parties	1,189	189	166	117
Research and development expenses, net	(12,223)	(19,016)	(4,167)	(6,156)
General and administrative expenses	(8,655)	(13,929)	(3,020)	(4,553)

Operating loss	(20,702)	(32,711)	(7,100)	(10,475)

Interest expenses	(623)	(676)	(217)	(223)
Other financial income (expenses), net	(956)	1,097	(441)	780
Total financial income (expenses), net	(1,579)	421	(658)	557

Net loss	$(22,281)	$(32,290)	$(7,758)	$(9,918)
Net loss attributed to non-controlling interest	$(419)	$(53)	$(134)	$(53)
Net loss attributed to shareholders	$(21,862)	$(32,237)	$(7,624)	$(9,865)

Loss per share:
Basic and diluted net loss per share	$(0.63)	$(1.00)	$(0.19)	$(0.31)

Weighted average number of shares used in computing basic and diluted net loss per share	35,217,037	32,131,503	39,947,602	32,261,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	interests	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151	$-	$57,151
Share-based compensation to employees, directors, and non-employee consultants	384,614		(*	)	7,522	-	7,522	260	7,782
Establishment of Ever After Ltd. (“Ever After”) and non-controlling interest in Ever After	-		-		5,657	-	5,657	1,843	7,500
Net loss	-		-		-	(32,237)	(32,237)	(53)	(32,290)
Balance as of March 31, 2022	32,342,396	$	(*	)	$400,351	$(362,258)	$38,093	$2,050	$40,143

(*)	Less than $1

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of January 1, 2022	32,225,102	$	(*	)	$392,233	$(352,393)	$39,840	$-	$39,840
Share-based compensation to employees, directors, and non-employee consultants	117,294		(*	)	2,461	-	2,461	260	2,721
Establishment of Ever After and non-controlling interest in Ever After	-		-		5,657	-	5,657	1,843	7,500
Net loss	-		-		-	(9,865)	(9,865)	(53)	(9,918)
Balance as of March 31, 2022	32,342,396	$	(*	)	$400,351	$(362,258)	$38,093	$2,050	$40,143

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants	408,833		(*	)	2,224	-	2,224	718	2,942
Issuance of common shares and warrants related to December 2022 Private Placement, net of issuance costs of $435	8,155,900		(*	)	8,034	-	8,034	-	8,034
Modification of warrants to non-controlling interests (note 1c)	-		-		(385)	-	(385)	385	-
Expiration of warrants in Ever After (note 1c)	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(21,862)	(21,862)	(419)	(22,281)
Balance as of March 31, 2023	41,072,224	$	(*	)	$412,189	$(393,125)	$19,064	$1,817	$20,881

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholder s’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of January 1, 2023	38,291,151	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966
Share-based compensation to employees, directors, and non-employee consultants	175,294		(*	)	869	-	869	176	1,045
Issuance of common shares and warrants related to December 2022 Private Placement, net of issuance costs of $74	2,605,779		(*	)	2,628	-	2,628	-	2,628
Net loss	-		-		-	(7,624)	(7,624)	(134)	(7,758)
Balance as of March 31, 2023	41,072,224	$	(*	)	$412,189	$(393,125)	$19,064	$1,817	$20,881

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Nine months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,281)	$(32,290)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	285	915
Share-based compensation to employees, directors and non-employee consultants	2,942	7,782
Increase in prepaid expenses and other current assets and other long-term assets	(510)	(49)
Decrease in trade payables	(393)	(254)
Decrease in other accounts payable and accrued expenses	(1,128)	(3,598)
Decrease in operating lease right-of-use asset and liability	(2)	(419)
Increase in interest receivable on deposits	(786)	(247)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	278	1,072
Long term interest payable and exchange rate differences relate to EIB loan	1,668	(944)
Accrued severance pay, net	(33)	(42)
Net cash used for operating activities	$(19,960)	$(28,074)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(165)	$(81)
Proceeds from withdrawal of (investment in) short-term deposits	5,539	(4,233)
Proceeds from withdrawal of long-term deposits	-	19,052
Net cash provided by investing activities	$5,374	$14,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands

	Nine months ended March 31,
	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares and warrants, net of issuance costs	8,034	-
Proceeds related to investment in subsidiary by non-controlling interest	-	7,500
Net cash provided by financing activities	$8,034	$7,500

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(278)	$(1,072)

Decrease in cash, cash equivalents and restricted cash	(6,830)	(6,908)
Cash, cash equivalents and restricted cash at the beginning of the period	11,413	31,838
Cash, cash equivalents and restricted cash at the end of the period	$4,583	$24,930

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,677	23,791
Restricted cash	273	470
Long-term restricted bank deposits	633	669
Total cash, cash equivalents, restricted cash and restricted bank deposits	$4,583	$24,930

(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$87	$12

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

Pluri was incorporated on May 11, 2001. Pluri has a wholly owned subsidiary, Pluri Biotech Ltd. (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd. (“Ever After”) which underwent a rebranding and changed its name from Plurinuva Ltd. to Ever After Foods Ltd. Ever After is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”). Pluri, the Subsidiary, the German Subsidiary and Ever After are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Ever After are referred to as the “Subsidiaries.”

b.

The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one business segment. The Company has developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine and food tech and plans to utilize it in other industries and verticals that have a need for a mass scale and cost-effective cell expansion platform such as cellular agriculture and biologics. Pluri is focused on the research, development and manufacturing of cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

The Company has incurred an accumulated deficit of approximately $393,125 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2023, the Company’s total shareholders’ equity amounted to $19,064. During the nine-month period ended March 31, 2023, the Company incurred losses of $22,281 and its negative cash flow from operating activities was $ 19,960.

As of March 31, 2023, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $45,074. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial and collaboration agreements, from grants to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. The Company also implemented a cost reduction and efficiency plan to align with the change in its business strategy. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

c.	On January 5, 2022, the Subsidiary entered into definitive agreements (the “Agreements”) with Tnuva pursuant to which the Subsidiary and Tnuva established Ever After, with the purpose of developing cultured meat products. Ever After received exclusive, global, royalty bearing licensing rights to use Pluri’s proprietary technology, intellectual property and knowhow in the field of cultured meat. Tnuva invested $7,500 in Ever After and received 187,500 of Ever After’s ordinary shares, representing 15.79% of the Ever After share capital as of February 24, 2022 (the “Closing Date”). In addition, Tnuva received warrants to invest up to an additional $7,500 over a period of twelve months following the Closing Date.

The first warrant (the “First Warrant”) issued to Tnuva permits Tnuva to purchase up to 125,000 ordinary shares of Ever After at an exercise price of $40.00 per share, and has a term commencing on the Closing Date and ending at the earlier of (i) six months from the Closing Date, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Ever After or (iii) the consummation of a financing round with a non-affiliated investor. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant has not expired, Ever After agreed to issue a second warrant (the “Second Warrant”) to Tnuva which will permit Tnuva to purchase up to a number of ordinary shares of Ever After, or the then most senior securities issued by Ever After, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercises at least 62,500 ordinary shares at a price per share of $40.00, or $2,500 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equals $76.00. The Second Warrant has a term commencing on the six month anniversary of the Closing Date and ending at the earlier of (i) six months from its issuance, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Ever After or (iii) the consummation of a financing round with a non-affiliated investor.

The Company determined the fair value of the ordinary shares and the warrants utilizing a Monte Carlo simulation model (Level 3 classification), which incorporates various assumptions including expected stock price volatility, risk-free interest rate, and the expected date of a qualifying event. The Company estimated the volatility of the ordinary shares of Ever After based on data from similar companies operating in the food tech field.

The consideration allocated to the shares issued was divided between the non-controlling interests (“NCI”) and the Company’s shareholders as this transaction is a transaction with the NCI.

The consideration allocated to the warrants was recognized against the NCI.

On August 23, 2022, (“Amendment Date”), Ever After and Tnuva executed an amendment to the warrant agreement (“Amendment”), extending the exercise period of the First Warrant from six months to nine months from the Closing Date. All other terms remained unchanged.

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

The Company estimated the volatility of the ordinary shares of Ever After based on data from similar companies operating in the food tech field. The additional fair value determined was $385.

On November 22, 2022, the warrants in Ever After expired unexercised and $1,014 were classified from NCI to additional paid-in capital.

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

Operating results for the nine-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

i.	Recently adopted accounting pronouncements

ASU 2021-04-Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”).

In May 2021, the FASB issued ASU 2021-04 that provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company has adopted ASU 2021-04, which has had an impact on the modification of the warrants to the non-controlling interest in Ever After (see also note 1c).

ASU No. 2021-10-“Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”):

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

The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2023, an amount of $907 of cash and deposits was pledged by the Subsidiary for bank guarantees related to its facility operating lease agreement and to secure its credit line for hedging transactions.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. Outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of March 31, 2023, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,574, not including LIBOR interest as described above.

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

d.

The Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the Consumer Price Index, is fully paid. As of March 31, 2023, total grants obtained under the “Shalav” program amounted to approximately $57. As of March 31, 2023, the Company’s contingent liability with respect to royalties for this “Shalav” program was $52 and no royalties were paid or accrued.

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into a finance contract (the “Finance Contract”) with the EIB, pursuant to which the German Subsidiary can obtain a loan (the “Loan”) in the amount of up to €50 million, subject to certain milestones being reached by December 31 2022, payable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

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

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of March 31, 2023, the linked principal balance in the amount of $21,755 and the interest accrued in the amount of $1,591 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

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

During the nine-month period ended March 31, 2023, the Company did not sell any common shares under the ATM Agreement.

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date or the date which the Company increased its authorized share capital (see Note 6b). As March 31, 2023, the Company issued 8,155,900 common shares and warrants that relates to the December 2022 Private Placement and received $8 million net of $435 that were recorded as issuance expenses.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

a.	Options to consultants:

A summary of the options to non-employee consultants under the Company’s equity incentive plans is as follows:

	Nine months ended March 31, 2023
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	91,045	$1.32	7.05	$44
Options forfeited	(26,250)	$2.29
Options outstanding at the end of the period	64,795	$0.93	6.49	$37

Options exercisable at the end of the period	57,295	$0.79	6.21	$37
Options unvested	7,500	$2.00
Options vested and expected to vest	64,795	$0.93	6.49	$37

Compensation expenses recorded in General and administration expenses related to options granted to consultants for the nine months ended March 31, 2023 and 2022 were $5 and $29, respectively. Compensation expenses (income) recorded in General and administration expenses related to options granted to consultants for the three ended March 31, 2023 and 2022 were $1 income and $9 expenses, respectively.

b.	Options to employees:

A summary of the options to employees under the Company’s equity incentive plans is as follows:

	Nine months ended March 31, 2023
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Options outstanding at the beginning of the period	-	$-	-	$-
Options granted	1,834,821
Options outstanding at the end of the period	1,834,821	$1.94	3.49	$-

Options exercisable at the end of the period	83,703	$1.12	3.29	$-
Options unvested	1,751,118	$1.94	3.49	-
Options vested and expected to vest	1,834,821	$1.94	3.49	$-

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

On December 14, 2022, Yaky Yanay, the Company’s Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the Company’s existing equity compensation plans. In that regard, the Company granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month (see item c. below), and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date which the Company increased its authorized share capital (see Note 6b).

Compensation expenses recorded in general and administration expenses related to options granted to the Chief Executive Officer for the nine and three months ended March 31, 2023 were $310. There were no compensation expenses recorded in general and administration expenses related to options granted to employees for the nine and three months ended March 31, 2022.

c.	Restricted shares units (“RSUs”) to employees, directors and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees and directors under the Company’s equity incentive plans for the nine-month periods ended March 31, 2023 and 2022:

	Nine months ended March 31,
	2023	2022
	Number
Unvested at the beginning of the period	1,935,014	2,404,415
Granted	334,821	75,000
Forfeited	(51,389)	(41,028)
Vested	(387,583)	(350,239)
Unvested at the end of the period	1,830,866	2,088,148
Expected to vest after the end of the period	1,811,309	2,052,240

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs granted to employees and directors were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Research and development expenses	$35	$526	$(82)	$108
General and administrative expenses	1,725	7,032	586	2,538
	$1,760	$7,558	$504	$2,646

Unamortized compensation expenses related to RSUs granted to employees and directors is approximately $1,937 to be recognized by the end of June 2026.

2.	RSUs to consultants:

The following table summarizes the activity related to unvested RSUs granted to consultants under the Company’s equity incentive plans for the nine-month periods ended March 31, 2023 and 2022:

	Nine months ended March 31,
	2023	2022
	Number
Unvested at the beginning of the period	41,250	76,249
Vested	(21,250)	(34,375)
Unvested at the end of the period	20,000	41,874

Compensation expenses related to RSUs granted to consultants were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Research and development expenses	$1	$46	$1	$1
General and administrative expenses	148	149	55	55
	$149	$195	$56	$56

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SUBSEQUENT EVENT

a.	On April 19, 2023, the Company received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) advising that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common shares had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (“MBPR”). The Notice has no effect on the listing of the Company’s common shares at this time, and the common shares continue to trade on Nasdaq under the symbol “PLUR.”

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice the closing bid price of the common shares is at or above $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the MBPR and the Company’s common shares will continue to be eligible for listing on Nasdaq, absent noncompliance with any other requirement for continued listing. The compliance period (“Compliance Period”) to comply with the MBPR will expire on October 16, 2023.

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

b.	On May 1, 2023, following the approval by the Company’s shareholders at its annual meeting, the Company increased its authorized common shares from 60,000,000 to 300,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in regenerative medicine, biologics and food tech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, as well as grants from other independent third parties;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	our expectations regarding the impact of the COVID-19 pandemic, including on our clinical trials and operations; and

●	the Israeli government is currently pursuing extensive changes to Israel’s judicial system, which may negatively impact the business environment in Israel with reluctance for investments or transactions as well as lead to increased currency fluctuations, downgrades in credit rating and increased interest rates.

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

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” mean Pluri Inc. and our wholly owned subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, and our subsidiary Ever After Foods Ltd., or Ever After, formerly known as Plurinuva Ltd., unless otherwise indicated or as otherwise required by the context.

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

In the pharmaceutical area, we have focused on a number of indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, critical limb ischemia, or CLI, Chronic Graft versus Host Disease and a potential treatment for Acute Radiation Syndrome. Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

In April 2023, we unveiled a breakthrough in cell manufacturing that potentially solves one of the biggest hurdles facing cell-based industries: cost-effective, industrial scale cell manufacturing. PluriMatrix, built upon our platform 3D cell expansion technology, significantly scales high-quality cell production, potentially having a catalytic impact across numerous industries that require mass-scale cell production including pharma, biologics, foodtech and agri-tech.PluriMatrix is also used by our majority-owned subsidiary Ever After, to produce cultivated meat ..

Food Tech

On February 24, 2022, we announced the closing of the joint venture pursuant to joint venture agreement, or the Joint Venture Agreement, with Tnuva through the Subsidiary. Under the Joint Venture Agreement, we established a new company, Ever After, with the purpose of developing cultivated meat products of all types and kinds.

Pursuant to the Joint Venture Agreement, Tnuva entered into a share purchase agreement, or the SPA, with Ever After and the Subsidiary, pursuant to which Ever After issued on the closing date of the SPA, or the Closing Date, 187,500 ordinary shares, representing 15.79% of its share capital, to Tnuva, as well as a warrant to purchase additional shares of Ever After, in consideration of an aggregate of $7.5 million in cash.

In December 2022, we reported that our joint venture successfully completed proof of concept in its development of cultivated meat based on our cell-based technology platform.

Technology Collaboration the Biologics Field

In September 2022, we entered into a collaboration agreement with a leading European manufacturer of APIs for liver and gastroenterological diseases, or API Collaboration. As part of our collaboration, our platform is being utilized to develop and manufacture a unique biologic API used in drugs that treat liver and gastroenterological diseases. The current source of this API is derived from animals that are sacrificed during the extraction process. The joint goal of the collaboration is to grow the specific cells needed for this API in our 3D cell expansion bioreactor systems that secrete the biological molecule without harming animals. As of March 31, 2023 we recorded revenues of $160,000 relates to API Collaboration.

We believe that proof of concept with this agreement and APIs will open opportunities for us to serve additional API manufacturers in the rapidly growing biologics market.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2022.

Revenues

Revenues for each of the nine-month and three-month periods ended March 31, 2023 were $176,000 and $87,000, respectively, as compared to $234,000 in revenues during the nine-month and three-month periods ended March 31, 2022. Revenues for the nine-month and three-month periods ended March 31, 2023 were mainly related to our API Collaboration.

Research and Development Expenses, Net

Research and development, or R&D, expense, net (costs less participation by the IIA, Horizon 2020, Horizon Europe and other parties) for the nine-month period ended March 31, 2023 decreased by 36% from $19,016,000 for the nine-month period ended March 31, 2022 to $12,223,000. The decrease is mainly attributed to: (1) a decrease in clinical studies subcontractor expenses following the completion of our critical limb ischemia and ARDS associated with COVID-19 studies and the end of enrollment of our muscle regeneration following hip fracture study in November 2021, (2) a decrease in materials purchases in accordance with our manufacturing needs and plan, (3) a decrease in salaries and related expenses as part of our efficiency cost-reduction plan, specifically a reduction of 29 R&D employees (107 on March 31, 2023, compared to 136 on March 31, 2022), (4) a decrease in share-based compensation expenses and (5) higher participation by the European Union with respect to the Horizon 2020 grants, which relate to our critical limb ischemia and muscle regeneration following hip fracture studies.

R&D expense, net (costs less participation by the IIA, Horizon 2020, Horizon Europe and other parties) for the three-month period ended March 31, 2023 decreased by 32% from $6,156,000 for the three-month period ended March 31, 2022 to $4,167,000. The decrease is mainly attributed to: (1) a decrease in clinical studies subcontractor expenses following the completion of our critical limb ischemia and ARDS associated with COVID-19 studies and the end of enrollment of our muscle regeneration following hip fracture study in November 2021, (2) a decrease in salaries and related expenses as part of our efficiency cost reduction plan, specifically a reduction of 29 R&D employees (107 on March 31, 2023, compared to 136 on March 31, 2022) and (3) a decrease in share-based compensation expenses.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended March 31, 2023 decreased by 38% from $13,929,000 for the nine-month period ended March 31, 2022 to $8,655,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to market based vesting conditioned restricted stock units, or RSUs, granted to our Chief Executive Officer and Chairman which was recorded as an expense of $7,283,000 between September 11, 2020 and October 30, 2021, decrease in share-based compensation expenses related to allocation of shares of Ever After to our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors pursuant to their employment or consulting agreement, employee terminations and RSU expenses amortization over time. Offset by an increase in share-based compensation expenses related to the amount of RSUs granted to employees.

General and administrative expenses for the three-month period ended March 31, 2023 decreased by 34% from $4,553,000 for the three-month period ended March 31, 2022 to $3,020,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to allocation of shares of Ever After to our Chief Executive Officer, Chief Financial Officer and chairman of our board of directors pursuant to their employment or consulting agreement, offset by an increase in share-based compensation expenses related to the amount of RSUs granted to employees.

Other Financial Income (Expenses), net

Other financial income (expenses) decreased from $1,097,000 in financial income for the nine-month period ended March 31, 2022 to $956,000 in financial expenses for the nine-month period ended March 31, 2023. This decrease is mainly attributable to expenses relating to exchange rate differences related to the EIB loan provided to us in June 2021 pursuant to the finance agreement executed with the EIB, or the EIB Finance Agreement. During the nine-month period ended March 31, 2023, the strength of the Euro against the U.S. dollar, increased by 4% compared to a decrease of 6% during the nine-month period ended March 31, 2022.

Other financial income (expenses) decreased from $780,000 in financial income for the three-month period ended March 31, 2022 to $441,000 in financial expenses for the three-month period ended March 31, 2023. This decrease is mainly attributable to expenses from exchange rate differences related to the EIB loan provided to us in June 2021 pursuant to the EIB Finance Agreement. During the three-month period ended March 31, 2023, the strength of the Euro against the U.S. dollar, increased by 2% compared to a decrease of 2% during the three-month period ended March 31, 2022.

Interest Expenses

Interest expenses decreased from $676,000 for the nine-month period ended March 31, 2022 to interest expenses of $623,000 for the nine-month period ended March 31, 2023. This decrease is attributable solely to exchange rate differences due to the strength of the Euro against the U.S. dollar.

Interest expenses decreased from $223,000 for the three-month period ended March 31, 2022 to interest expenses of $217,000 for the three-month period ended March 31, 2023. This decrease is attributable solely to exchange rate differences due to the strength of the Euro against the U.S. dollar.

Net Loss

Net loss for nine-month and three-month periods ended March 31, 2023 was $22,281,000 and $7,759,000, respectively, as compared to net loss of $32,290,000 and $9,918,000 for the nine-month and three-month periods ended March 31, 2022. The decrease was due to a decrease in general and administrative expenses and research and development expenses, as a result of our efficiency cost reduction plan and the implementation of our new business strategy, alongside the completion or termination of several clinical studies (in critical limb ischemia, ARDS associated with COVID 19, incomplete recovery following bone marrow transplantation and completion of enrollment of muscle regeneration following hip fracture). Net loss per share attributed to shareholders for the nine-month and three-month periods ended March 31, 2023 was $0.63 and $0.19, respectively, as compared to $1.00 and $0.31 for the nine-month and three-month periods ended March 31, 2022. We had net loss attributed to our non-controlling interest in Ever After for the nine-month and three-month periods ended March 31, 2023 of $419,000 and $135,000, respectively.

For the nine-month and three-month periods ended March 31, 2023 and 2022, we had weighted average common shares outstanding of 35,217,037, 39,947,602, and 32,131,503, 32,261,628, respectively, which were used in the computations of net loss per share for the nine and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs issued to directors, employees and consultants.

Liquidity and Capital Resources

As of March 31, 2023, our total current assets were $46,687,000 and total current liabilities were $5,377,000. On March 31, 2023, we had a working capital surplus of $41,310,000, total equity of $20,881,000, out of which $1,817,000 is attributed to the non-controlling interest in Ever After, and an accumulated deficit of $393,125,000.

Our cash and cash equivalents as of March 31, 2023 amounted to $3,677,000, compared to $23,791,000 as of March 31, 2022, and compared to $9,772,000 as of June 30, 2022. Cash balances changed in the nine months ended March 31, 2023 and 2022 for the reasons presented below.

Net cash used for operating activities was $19,960,000 in the nine months ended March 31, 2023, compared to $28,074,000 in the nine months ended March 31, 2022. The decrease is mainly attributed to a decrease in net loss following the completion of clinical trials and the implementation of our cost reduction and efficiency plan that we initiated in order to align with the change in our business strategy. Cash used in operating activities in the nine months ended March 31, 2023 and 2022 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 and 2022 programs, Israel’s Ministry of Economy and other research grants.

Investing activities provided cash of $5,374,000 in the nine months ended March 31, 2023, compared to cash used of $14,738,000 for the nine months ended March 31, 2022. The investing activities in the nine-month period ended March 31, 2023 consisted primarily of the withdrawal of $5,539,000 of short-term deposits. The investing activities in the nine-month period ended March 31, 2022 consisted primarily of the investment of $4,233,000 in short-term deposits and proceeds of $19,052,000 from withdrawal of long-term deposits.

Financing activities provided cash of $8,034,000 in the nine months ended March 31, 2023, compared to $7,500,000 for the nine months ended March 31, 2022. The financing activities in the nine-month period ended March 31, 2023 related to issuances of common shares and warrants, net of issuance cost, that were paid in cash, in the December 2022 Private Placement. The financing activities in the nine-month period ended March 31, 2022 were related to proceeds of $7,500,000 we received from Tnuva as an investment in Ever After.

Between December 13, 2022 and December 27, 2022, we entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date, or from the date the authorized shares increased. As March 31, 2023, the Company issued 8,155,900 common shares and warrants that relate to the December 2022 Private Placement and received $8,034,000 as of that date net of $435 from issuance expenses.

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

On April 27, 2023, our shareholders approved an amendment to our articles of incorporation of to increase the number of authorized common shares from 60,000,000 shares to 300,000,000 shares and such increase was effectuated on May 1, 2023 when the Company filed its amendment to its articles of incorporation reflecting such increase. As such, the Warrants became exercisable on May 1, 2023.

On December 14, 2022, Yaky Yanay, our Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date which the Company increased its authorized share capital.

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

During the nine-month period ended March 31, 2023, we did not sell of our any common shares under the ATM Agreement.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of March 31, 2023, the interest accrued was in the amount of €1,463,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on the Company’s consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of the Company’s consolidated revenues below $350 million, 1.2% of the Company’s consolidated revenues between $350 million and $500 million and 0.2% of the Company’s consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2023, total grants obtained from the IIA aggregated to approximately $27,760,000 and total royalties paid and accrued amounted to $169,000.

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received an approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. During January 2023, we received approval for an extension of an additional 2 months to finish the program until June 30, 2023. The CRISPR-IL consortium program does not include any obligation to pay royalties.

Through March 31, 2023, we received total grants of approximately $775,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, out of which an amount of $80,000 was received during the nine-months ended March 31, 2023.

As of March 31, 2023, we received total grants of approximately $6,614,000 in cash from the European Union research and development consortiums pursuant to the Horizon programs. During December 2022, we received an approval for an additional budget allocation of approximately $735,000 to us, relates to PLX-PAD program for muscle recovery following surgery for hip fracture. The full amount was received by us in April 2023.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced PeRsOnalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. An amount of approximately Euro 500,000 (approximately $533,745) will be a direct grant that will be allocated to us. Through March 31, 2023, we received a payment of approximately $185,000 in cash, which relates to the PROTO program.

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

Outlook

We have accumulated a deficit of $393,125,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our research and development and clinical study activities.

We are continually looking for sources of funding, including non-diluting sources such as collaboration with other companies via licensing agreements, joint venture and partnerships, research grants such as the IIA grants and the European Union grant, and sales of our common shares.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition or future results.

We could fail to maintain the listing of our common shares on the Nasdaq Global Market, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

On April 19, 2023, we received a letter, or Notice, from The Nasdaq Stock Market, or Nasdaq, advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common shares had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or MBPR. The Notice has no effect on the listing of our common shares at this time, and our common shares continue to trade on Nasdaq under the symbol “PLUR.”

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days period following the date of the Notice the closing bid price of our common shares is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the MBPR and our common shares will continue to be eligible for listing on Nasdaq, absent noncompliance with any other requirement for continued listing. The compliance period, or Compliance Period, to comply with the MBPR will expire on October 16, 2023.

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

As of the date of this filing, our common shares are trading below $1.00 per share. If we do not regain compliance with the MBPR by the end of the Compliance Period (or the Compliance Period as may be extended), our common shares will be subject to delisting. A delisting from Nasdaq would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

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

PART II—OTHER INFORMATION

Item 6.	Exhibits.

3.1*	Composite Copy of the Company’s Articles of Incorporation as amended on May 1, 2023.

3.2*	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on May 1, 2023.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 9, 2023

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 9, 2023