Form 10-K
period 2023-06-30
Pluri Inc.
filed 2023-09-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$34,413,220

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

41,351,870 as of September 8, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar, amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Pluri” mean Pluri Inc., our wholly owned Israeli subsidiary, our majority owned Israeli subsidiary, and the wholly owned subsidiary of our Israeli subsidiary in Germany, unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our products in regenerative medicine, biologics and food technology, or food tech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

ii

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	the Israeli government is pursuing extensive changes to Israel’s judicial system, which may negatively impact the business environment in Israel with reluctance for investments or transactions as well as lead to increased currency fluctuations, downgrades in credit rating and increased interest rates.

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

Our operations are focused on the research, development and manufacturing of cells and cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies, such as our collaboration with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva, to use our technology to establish a cultivated food platform, as well as the collaboration agreement we signed in 2022 with a leading European manufacturer of active pharmaceutical ingredients, or APIs, to use our expansion technology, which aims to revolutionize the production of biologics by enabling a cost-effective, sustainable and cruelty-free ingredient.

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, critical limb ischemia, or CLI, Chronic Graft versus Host Disease and a potential treatment for Hematopoietic Acute Radiation Syndrome, or H-ARS. Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

In July 2023, we announced that we signed a three year $4.2 million contract with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, which is part of the NIH. Pluri will collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, or AFRRI, and the Uniformed Services University of Health Sciences, or USUHS, in Maryland, U.S.A., to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure.

In the food tech field, we established a new venture with Tnuva, Ever After Foods Ltd., or Ever After Foods, (previously Plurinuva Ltd.), which is incorporated under the laws of the State of Israel. Ever After Foods is developing cultivated meat products based on Pluri’s platform 3D cell expansion technology.

We were incorporated in Nevada on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri Biotech Ltd., or the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH, which is incorporated under the laws of Germany.

Scientific Background – Cell Therapy

Cell therapy is an established field within the regenerative medicine area. The characteristics and properties of cells vary as a function of tissue source and growth conditions. The human placenta from which our PLX cells are derived provides a unique source of non-embryonic, adult cells and represents an innovative approach in the cell therapy field. The different factors that PLX cells release suggest that the cells can be used therapeutically for a variety of ischemic, inflammatory, autoimmune and hematological deficiencies.

Our Technology

Our technology platform, a patented and validated state-of-the-art 3D cell expansion system, aims to advance novel cell-based solutions for a range of industries, including, but not limited to pharmaceuticals, food, agricultural, and biologics. Our method is uniquely accurate, scalable, cost-effective, and consistent from batch to batch. Our technology is currently implemented in the fields of regenerative medicine and food tech.

Our system utilizes a synthetic scaffold to create an artificial 3D environment where cells can grow. Our automated proprietary 3D, Current Good Manufacturing Practice, or cGMP, approved process enables the large-scale monitored and controlled production of reproducible, high quality cell products and in mass quantities. Additionally, our current manufacturing process, which has scaled up during the years, has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

We developed a new cell manufacturing process for industrial scale cell manufacturing called PluriMatrix, which we announced in April 2023, and which is built upon our platform 3D cell expansion technology, scaling high-quality cell production. PluriMatrix is also used by Ever After Foods, for producing cultivated meat.

Product Candidates

We believe that our technology will continue to fuel medical research and develop pharmaceuticals, while also being used to potentially create novel cell-based solutions for other innovative initiatives—such as food tech, cellular agriculture and biologics. We aim to establish partnerships that leverage our 3D cell-based technology to additional industries that require effective, mass cell production and will enable us to accelerate the time to market.

Pluri Health

Our primary objective is to be the leading provider of allogeneic placenta-based cell therapy products that are true off-the-shelf products that do not require any matching or additional manipulation prior to administration. Currently, our PLX products are administered intramuscular, or IM, using a standard needle and syringe.

PLX-PAD

Our first product candidate, PLX-PAD, is composed of maternal mesenchymal stromal cell, or MSC, like cells originating from the placenta.

PLX-R18

Our second product candidate, PLX-R18, is composed of fetal MSC like cells originating from the placenta.

Modified PLX cells

As a platform technology company, we are also developing additional product candidates, which are modified or induced PLX cells:

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

Our Clinical Development Product Candidates

Orthopedic Indications. Following U.S. Food and Drug Administration, or FDA, and European Medicine Agency, or EMA, clearance, a multinational Phase III study was conducted and completed in the United States, Europe and Israel. The primary endpoint of this study was the Short Physical Performance Battery, or SPPB, a test for lower limb performance and functional status. We completed enrollment of 240 patients and the study was designed to assess the efficacy at six months and a year, as well as safety for up to two years.

On July 13, 2022, we announced topline results from our Phase III study of muscle regeneration following hip fracture surgery. PLX-PAD was demonstrated to be an effective accelerator of muscle strength and regeneration. A significant increase in Hip Abduction Strength (HAS) was observed at week 26 and week 52 for patients treated with PLX-PAD (n=120), in the injured leg (p=0.047, p=0.0022) and uninjured leg (p=0.073, p=0.0046) compared to placebo (n=120). The study did not meet the primary endpoint, which was the SPPB test at week 26. On October 26, 2022, a 52-week follow up of all patients was completed.

Our Phase III study protocol and design was based on our phase I/II, randomized, double-blind, placebo-controlled study (n=20) to assess the safety and efficacy of IM injections of allogeneic PLX-PAD cells for the regeneration of injured gluteal musculature after total hip replacement had been conducted in Germany under the approval of Paul Ehrlich Institute, or PEI. In this study, PLX-PAD cells or placebo were administered into the traumatized gluteal muscle during total hip replacement surgery. The study results met its primary efficacy endpoint, change in maximal voluntary isometric contraction force of the gluteal muscle at six months after total hip replacement. Patients treated with PLX-PAD had a significantly greater improvement of maximal voluntary muscle contraction force than the placebo group (p=0.0067). In addition, the study demonstrated that PLX-PAD was safe and well tolerated by patients.

COVID-19 Complicated by Acute Respiratory Distress Syndrome, or ARDS. In May 2020, the FDA cleared our Investigational New Drug Application, or IND, for a Phase II study of our PLX-PAD cells for treatment of severe COVID-19 cases complicated by ARDS and we initiated the study in June 2020. The U.S. study is a randomized, double-blind, placebo-controlled, multicenter, parallel-group intended to evaluate the efficacy and safety of IM injections of PLX-PAD for the treatment of severe COVID-19 cases complicated by ARDS. The primary endpoint is the number of ventilator free days, or VFD, from day 1 through day 28 of the study. Secondary efficacy endpoints include all-cause mortality, duration of mechanical ventilation, intensive care unit, or ICU, free-days, and hospitalization free-days. Safety and survival follow-up will be conducted until week 52. In addition, the FDA has cleared our Expanded Access Program, or EAP, for the use of our PLX-PAD cells to treat ARDS caused by COVID-19 outside of the Phase II COVID-19 complicated by ARDS study in the United States. The EAP approval was for up to 100 patients.

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

On December 27, 2021, we announced topline results for our COVID-19 studies based on 89 patients enrolled. The studies did not meet the primary efficacy endpoint of statistically significant improvement of VFD at 28 days. Taking into consideration the baseline risk factors of the ARDS patients, no differences in the safety profile were observed between PLX-PAD and placebo. The U.S., Europe, and Israel studies are complete and the clinical study reports have been submitted to the relevant regulatory agencies.

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

Peripheral and Cardiovascular Diseases. We investigated the use of PLX-PAD cells for the treatment of peripheral arterial disease, or PAD, including intermittent claudication, or IC, and CLI. We completed two Phase I safety/dose-escalating clinical studies for CLI, one in the United States and one in Germany. These CLI studies demonstrated that no blood type or human leukocyte antigen matching is required, and that the administration of PLX-PAD cells is safe, even if two doses are administered to a patient on two different occasions. We completed a Phase II study in IC which was conducted in the United States, Germany, South Korea and Israel. A total of 172 patients were treated in this study. IM administration of PLX-PAD cells was concluded to be safe and well tolerated. We completed a pivotal Phase III study of PLX-PAD cells in the treatment of CLI for patients with minor tissue loss (Rutherford Category 5) who are unsuitable for revascularization. This multinational Phase III study was conducted in the United States, Europe and Israel and enrolled 213 patients in total. In December 2020, the independent Data Monitoring Committee, or DMC, issued its recommendation letter following an interim analysis relating to the CLI Phase III study. A clinical dataset was reviewed by the independent DMC for safety and analysis of the primary endpoint of amputation-free survival, defined as time to occurrence of major amputation of the index leg or death. Based on the review, the DMC concluded that the CLI study was unlikely to meet the primary endpoint by the time of the final analysis. Following the DMC’s recommendation, we decided to terminate the CLI study.

ARS. On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. Pluri will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI and USUHS to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, which may be extended for an additional two year period.

Before signing the contract, we conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with NIAID.

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

In October 2017, we announced that the FDA granted us an orphan drug designation for our PLX-R18 cell therapy for the prevention and treatment of ARS. In April 2018, we announced that the FDA approved our Investigational New Drug, or IND, application for PLX-R18 cell therapy in the treatment of ARS. The IND allows us to treat victims who may have been acutely exposed to high dose radiation due to nuclear attack or accident. In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the DoD Armed Forces Radiobiology Research Institute, part of the USUHS. The studies were designed to evaluate PLX-R18 as a potential prophylactic countermeasure against ARS administered prior to radiation exposure. These animal studies demonstrate that PLX-R18, administered 24 hours before radiation exposure, and again 72 hours after exposure, resulted in a significant increase in survival rates, from 4% survival rate in the placebo group to 74% in the treated group. In addition, the data show an increase in recovery of blood lineages and a favorable safety profile. Furthermore, histopathological analysis and hematopoietic progenitor clonogenic assay of tissues collected show a significant increase in bone marrow cell numbers and improved regenerative capability into all blood lineages.

Steroid-Refractory cGVHD. In September 2017, we signed an agreement with Tel Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II clinical study of PLX-PAD cell therapy for the treatment of Steroid-Refractory cGVHD. This study is an investigator-initiated study. As such, Tel Aviv Sourasky Medical Center supports the study and is responsible for its design and implementation. 17 patients have been treated in this study to date.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical studies to more advanced regulatory stages. We utilize this strategy in working with the FDA, the EMA, Germany’s PEI as well as other European national competent authorities, the Minister of Health, or MOH, Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, and also the Ministry of Food and Drug Safety, or MFDS, of South Korea.

Our Activities in the Food Tech Sector - Ever After Foods

On January 5, 2022, we signed definitive collaboration agreements with Tnuva through the Subsidiary. Under the definitive collaboration agreements, or the Joint Venture Agreement, we established a new company, Ever After Foods, with the purpose of developing cultivated meat products of all types and kinds. Ever After Foods is engaged in the development, manufacturing and commercialization of technology, know-how and products that will be based on licensed products, or the Licensed Products, relating to the field of cultivated meat, or the Field.

Pursuant to the Joint Venture Agreement, Tnuva entered into a share purchase agreement, or the SPA, with Ever After Foods and the Subsidiary, pursuant to which Ever After Foods issued on the closing date of the SPA, or the Closing Date, 187,500 ordinary shares, representing 15.79% of its share capital, to Tnuva, as well as a warrant to purchase additional shares of Ever After Foods, in consideration of an aggregate of $7.5 million in cash, which expired unexercised.

In December 2022, we reported that our joint venture successfully completed proof of concept in its development of cultivated meat based on our cell-based technology platform. Ever After Foods is also using PluriMatrix for producing cultivated meat.

Technology Collaboration the Biologics Field

In September 2022, we entered into a collaboration agreement, or API Collaboration, with a leading European manufacturer of APIs, among others, used to treat liver diseases and gallstones. As part of our collaboration, we utilize our platform to develop and manufacture a unique biologic API. The current source of this API is derived from animals that are sacrificed during the extraction process. The joint goal of the collaboration is to grow the specific cells needed for this API in our 3D cell expansion bioreactor systems which in return will secrete the biological molecule without harming animals. As of June 30, 2023, we recorded revenues of $270,000 related to API Collaboration.

We believe that proof of concept with API derived from animals will open opportunities for us to serve additional API manufacturers in the rapidly growing biologics markets.

Intellectual Property

We understand that our success will depend, in part, on maintaining our intellectual property, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

We are the sole owner of 142 issued patents and approximately 55 pending patent applications in the United States, Europe, China, Japan and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by the source of the cells and by the methods and conditions used during their culturing, our patent portfolio includes different types of claims that protect the various unique aspects of our technology.

Our multi-national portfolio of patent and patent applications includes the following claims:

●	our proprietary 3D expansion methods for adherent cells including placental stromal cells plant cells;

●	composition of matter claims covering the cells;

●	our proprietary 3D expansion methods for cells in suspension including immune cells;

●	the therapeutic and cosmetic use of PLX cells for the treatment of a variety of conditions; and

●	cell-culture, harvest, thawing and formulation devices.

Through our experience with the development of adherent stromal cell-based products, we have gained expertise and know-how in this field and have established procedures for manufacturing clinical-grade PLX cells in our facilities. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are retained as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials, and obligations to assign to us inventions created during the course of performing services for us.

The following table sets forth our key patents and patent applications and is not intended to represent an assessment of claims, limitations or scope. In some cases, a jurisdiction is listed as both pending and granted for a single patent family. This is due to pending continuation or divisional applications of the granted case.

The expiration dates of these patents, based on filing dates, range from 2027 to 2043. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the “Hatch-Waxman” Act, which permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval. The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors – The patent approval process is complex, and we cannot be sure that our pending patent applications or future patent applications will be approved”

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380		Australia, Canada, China, Hong Kong, Europe, Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States	Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia, United States, South Korea	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel, Russia	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Europe, Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846		Australia, Canada, China, Europe, Hong Kong, Israel, India, Mexico, Singapore, United States	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413		Israel	Israel: April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, Israel	Australia, Canada, China, Hong Kong, Europe, Israel, Mexico, New Zealand, United States	November 29, 2030

METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	China, Israel	Australia, Canada, Europe, Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe, Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe, Israel	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186		China, Hong Kong, Europe, Israel, Japan, South Korea, United States	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808		Australia, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Russia, Singapore, United States	October 31, 2033
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559		Israel, United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763		Israel, United States	December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585	Israel		March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310		Europe, United States, Israel	June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	Canada	Europe, Japan, Israel	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Israel, United States		April 23, 2038

METHODS AND COMPOSITIONS FOR TUMOR ASSESSMENT PCT/IB2018/050984		Israel	February 18, 2038
METHODS AND COMPOSITIONS FOR TREATING ADDICTIONS PCT/IB2018/055473	Israel, United States		July 23, 2038
METHODS AND COMPOSITIONS FOR DETACHING ADHERENT CELLS Germany 10 2018 115 360.0	Germany		June 25-July 3, 2038
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS PCT/IL2020/050477	Canada, Europe, Hong Kong, Israel, Japan, United States		April 28, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Israel, Singapore, United States		March 28, 2039
METHODS AND COMPOSITIONS FOR TREATING SUBJECTS EXPOSED TO VESICANTS AND OTHER CHEMICAL AGENTS PCT/IB2019/055074	Israel, United States		June 18, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	United States	Israel	United States: April 16, 2039 Israel: April 26, 2038
THERAPEUTIC DOSAGE REGIMENS COMPRISING ADHERENT STROMAL CELLS PCT/IB2019/054828	Israel, United States		June 10, 2039
MODULAR BIOREACTOR PCT/IB2019/058429	Europe, Israel, Hong Kong, South Korea, Singapore, United States		October 3, 2039
THERAPEUTIC METHODS AND COMPOSITIONS PCT/IB2019/059544	Israel, United States		November 6, 2039

METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF PCT/IL2021/050268	United States, Europe, Israel, Mexico	Israel	First Israeli application: May 14, 2040 Other applications: March 11, 2041
METHODS AND COMPOSITIONS FOR AESTHETIC AND COSMETIC TREATMENT AND STIMULATING HAIR GROWTH PCT/IL2020/050363	United States, Europe, Canada, China, Israel, Australia		March 26, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY IL277560	Israel		September 23, 2040
METHODS AND COMPOSITIONS FOR ENRICHMENT OF TARGET CELLS PCT/IL2021/020514	United States, Israel		May 05, 2041
PLACENTAL CELL TREATMENT FOR CRITICAL LIMB ISCHEMIA PATIENT SUBPOPULATIONS PCT/IL2022/050937	Patent Cooperation Treaty, or PCT		August 29, 2042
SYSTEM AND METHODS FOR IMMUNE CELLS EXPANSION AND ACTIVATION IN LARGE SCALE PCT/IL2023/050529	PCT, United States		May 23, 2043

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

In April 2016, the Subsidiary entered into a licensing agreement with TES Holdings Co., Ltd., a venture company derived from the University of Tokyo, to obtain a key patent in Japan to cover the treatment of ischemic diseases with placental cell therapy. This license is subject to future single low-digit royalties from sales of our product for treatment in the field of ischemic diseases in Japan, until expiry of the patent in 2023. This license is in addition to the grant of 13 patents to us by the Japanese Patent Office, which address 3D methods for expanding placental and adipose cells, and specified cell therapies produced from placental tissue using these methods and bedside thawing devices. The patent in Japan expired in March 2023; and therefore, the licensing agreement expired.

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

Ongoing Collaborations

EIB Agreement

In April 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, executed a finance agreement executed with the EIB, or the EIB Finance Agreement, for non–dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our research and development in the EU to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. As of June 30, 2023, the interest accrued was in the amount of €1,665,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement. The EIB Finance Agreement contains certain limitations that we must adhere to such as the use of proceeds received from the EIB, the disposal of assets, substantive changes in the nature of our business, our potential execution of mergers and acquisitions, changes in our holding structure, distributions of future potential dividends and our engaging with other banks and financing entities for other loans.

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

NIAID Agreement

On July 11, 2023 we signed a three year $4.2 million contract with the NIAID, which is part of the NIH. Pluri will collaborate with the U.S. DoD’s AFRRI and USUHS to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, which may be extended for additional two years period.

If at any time during performance of this contract, the contracting officer determines, in consultation with the Office of Laboratory Animal Welfare (OLAW), NIH, that we are not in compliance with any of the requirements and standards stated in the agreement, the contracting officer may immediately suspend, in whole or in part, work and further payments under this contract until we correct the noncompliance. If we fail to complete corrective action within the period of time designated in the contracting officer’s written notice of suspension, the contracting officer may, in consultation with OLAW, NIH, terminate this contract in whole or in part.

Fukushima Medical University

We signed a memorandum of understanding for a collaboration with Fukushima Medical University, Fukushima Global Medical Science Center, or Fukushima. The purpose of the collaboration is to develop our PLX-R18 cells for the treatment of ARS, and for morbidities following radiotherapy in cancer patients. The collaboration will proceed alongside research supported by the NIH, which is studying PLX-R18 as a potential treatment for the hematologic component of ARS. The MOU for a collaboration with Fukushima will be renewed automatically on a yearly basis. Each party is entitled to terminate the agreement for convenience upon providing the other party 30 days prior notice.

CHA Agreement

On June 26, 2013, we entered into an exclusive out-licensing and commercialization agreement, or the CHA Agreement, with CHA Biotech for conducting clinical studies and commercialization of our PLX-PAD product candidate in South Korea in connection with two indications: the treatment of CLI and IC. We will continue to retain rights to our proprietary manufacturing technology and cell-related intellectual property.

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

In October 2017, we entered into a collaborative project, the nTRACK, carried out by an international consortium led by Leitat Technological Center. The aim of this project is to examine gold nano particles labeling of stem cells to enable assessment of cells’ in vivo persistence and distribution in correlation to biological efficacy. Under the project, PLX cells, labeled and non-labeled will be characterized and examined in animal models for muscle injury.

All of our collaborative projects under the Horizon 2020 program ended as of June 30, 2023.

Horizon Europe - PROTO

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union, or EU’s, Horizon program has been awarded to PROTO (Advanced PeRsOnalized Therapies for Osteoarthritis), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIA study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium and Horizon Europe grant agreements, or Horizon Europe. The funds from the grant are expected to be allocated between us and other members of the consortium in accordance with budget and work packages which will be determined by the consortium.

The Phase I/IIa study will be carried out by Charité. We, together with an international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery will be carrying out the study.

Indiana University

In April 2018, NIAID awarded a $2.5 million grant to Indiana University to conduct, together with us, studies of our PLX-R18 cell therapy in the treatment of ARS. The goal of this project is to extend the PLX-R18 ARS studies to include examination of survival in pediatric and geriatric populations as well as the ability of PLX-R18 to alleviate delayed effects of radiation in survivors. The grant period ended during fiscal year 2023.

Chart Industries

In November 2018, we entered into a license agreement with a subsidiary of Chart Industries, Inc., or Chart, regarding our thawing device for cell-based therapies. Pursuant to the terms of the agreement, Chart obtained the exclusive rights to manufacture and market the thawing device in all territories worldwide, excluding Greater China, and we are to receive royalties from sales of the product and supply of an agreed upon number of thawing devices. Royalties shall commence on the date of Chart’s first commercial sale of the thawing device. As of the date of this annual report, we have not received any royalties from Chart that relate to the sale of the thawing device.

CRISPR-IL

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based on end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for an initial period of 18 months, with a potential for extension of an additional 18 months, or the Second Period, with additional budget from the IIA.

In October 2021, we received approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months.

The CRISPR-IL consortium program which ended on June 30, 2023 does not require us to pay royalties to the IIA.

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

We have developed a serum-free formulation to support the manufacturing of our cell therapy products. This serum-free formulation was developed using our deep understanding in cell therapy industrial scale production standards, and the quality methods designed to support implementation in Phase III development and marketing. Achieving this significant technological challenge is expected to provide us with large-scale, highly consistent production capacity with operational independency from third party suppliers for standard serum, an expensive and quantity limited product. PLX-R18 is the first product candidate manufactured using the serum-free media.

Government Regulation – Pharma

The development, manufacturing, and future marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States, Europe and Israel, as well as other countries in which our products may be marketed in the future like Japan, and South Korea. In addition, the manufacturing conditions are specifically inspected by the MOH.

In the U.S. and European Union, the FDA and the European Medicines Agency, or EMA, respectively, must approve products prior to marketing. Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries may have similar requirements for testing and marketing.

The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time, resources and money. There can be no assurance that our product candidates will ultimately receive marketing approval, or, if approved, will be reimbursed by public and private health insurance.

There are several stages every drug undergoes during its development process. Among these are:

●	Performance of nonclinical laboratory and animal studies to assess a drug’s biological activity and to identify potential safety concerns, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice, requirements to ensure their quality and reliability;

●	The manufacture of the product according to cGMP regulations and standards;

●	Conducting adequate and well-controlled human clinical studies in compliance with Good Clinical Practice, or GCP, to establish the safety and efficacy of the product for its intended indication; and

●	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

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

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical studies and marketing applications in the United States, generally requires the following steps prior to approving a new biological product for use either for clinical studies or for commercial sale:

●	Submission of an IND Application, which must become effective before clinical testing in humans can begin;

●	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the drug candidate into humans in clinical studies;

●	FDA may grant approval for EAP prior to the completion of clinical studies, in order to allow access for the investigational drug, for patients that are excluded from the study;

●	FDA may grant priority review status to expedite the BLA review process. Obtaining a Fast Track designation allows access for the request of priority review;

●	Submission of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical studies;

●	Submission of BLA with a proof of efficacy that is based only on animal studies is feasible in instances where human efficacy studies cannot be conducted because the conduct of such studies would not be ethical or feasible (such as H-ARS). In these cases, approval can be based on well controlled animal studies conducted under the FDA Animal Rule;

●	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

●	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Products regulation, a regulation specific to cell and tissue products. Additionally, as of January 31, 2022, the Clinical Trials Regulation harmonizes the submission, assessment and supervision processes of clinical trials in the European Union. This European Union regulation requires:

●	Filing a Central Clinical Trial Application utilizing the Clinical Trials Information System, and obtaining an assessment and approval;

●	Obtaining approval of local and central ethics committees as required to test the investigational product into humans in clinical studies;

●	Conducting adequate and well-controlled clinical studies to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the European Union. The EMA is expected to review and approve the MAA.

In May 2015, we were selected by the EMA for development of PLX-PAD cells via the EMA Adaptive Pathways Project.

Government Regulations - Food Tech

Regulators around the world are in the process of developing a regulatory approval process for cultivated meat. Although some companies have recently brought their cultivated meat products to market in the United States, cultivated meat is not yet generally commercially available, but technologies like the one being developed by Ever After Foods are anticipated to facilitate the imminent scaling up of cultivated meat production. In general, cultivated meat production is subject to extensive regulatory laws and regulations in the United States and in other jurisdictions such as Canada, Japan, the European Union and the United Kingdom. The FDA and the U.S. Department of Agriculture, or USDA, will be issuing additional guidance and regulations applicable to cultivated meat. Additional details are being developed at the FDA and the USDA, pursuant to a Memorandum of Understanding, or MOU, published by the FDA and USDA on March 7, 2019 entitled the “Formal Agreement to Regulate Cell-Cultured Food Products from Cell Lines of Livestock and Poultry.”

Under the MOU, which is expected to affect Ever After Food’s future customers producing cultivated meat, the two agencies will operate under a joint regulatory framework wherein the FDA will oversee cell collection, cell banks and cell growth and differentiation. A transition from FDA to USDA oversight will then occur during the cell harvest stage, at which point the USDA will oversee the production and labeling of cultivated meat. The USDA will be advancing new labeling requirements. To the best of our knowledge, the regulatory approval details under development, including the draft guidance on FDA premarket oversight, might apply to our business directly, but they are instructive as to the regulatory requirements that our cultivated meat production customers are expected to face and their expectations of us, in the form of customer assurances, regarding our products.

In the United States, companies manufacturing cultivated meat products are subject to regulation by various government agencies, including the FDA, USDA, and the U.S. Federal Trade Commission, or FTC. Equivalent foreign regulatory authorities include the Canadian Food Inspection Agency, the Japanese Food Safety Commission, the European Food Safety Authority and authorities of the EU member states, the State Food and Drug Administration of China and the SFA. These agencies, among other things, prescribe the requirements and establish the standards for food quality and safety, and regulate various food technologies, including alternative meat product composition, ingredients, manufacturing, labeling and other marketing and advertising to consumers.

We expect that federal, state and foreign regulators will have the authority to inspect our customers’ facilities to evaluate compliance with applicable food safety requirements. Federal, state and foreign regulatory authorities also require that certain nutrition and product information appear on the product labels of our customers’ food products and, more generally, that such labels, marketing and advertising be truthful, non-misleading and not deceptive to consumers.

As the cell-based agriculture industry is still developing, and its regulatory framework is emerging and evolving, legislation and regulation may evolve to raise barriers to our go-to-market strategies.

In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, states typically require facility registration with the relevant state food safety agency, and those facilities are subject to state inspections as well as federal inspections. Further, states can impose state-specific labeling requirements. In the United States, the USDA will be developing new labeling requirements for foods under its jurisdiction produced through cell culture technology as noted in an Advance Notice of Proposed Rulemaking, or ANPR, published in September 2021.

We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Clinical Studies

Typically, in the United States, as well as in the European Union, clinical development involves a series of clinical studies from early, small scale, Phase 1 studies to late-stage large, Phase 3 studies, although the phases may overlap. Phase I, clinical studies are conducted in a small number of healthy volunteers, or patients with the disease or condition. These studies are designed to provide information about product safety and dosage by gathering information on the drug interaction with the human body, its side effects as well as early preliminary information on effectiveness.

Phase II clinical studies are conducted in a homogenous group of patients afflicted with the specific target disease, to explore preliminary efficacy, optimal dosages and confirm the safety profile. In some cases, an initial study is conducted in patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II study. Phase III clinical studies, sometimes known as pivotal studies, are generally large-scale, multi-center, controlled studies conducted with a heterogeneous group of patients afflicted with the target disease, aiming to provide statistically significant support of efficacy, as well as safety and potency. The Phase III studies are considered confirmatory for establishing the efficacy and safety profile of the drug and are critical for approval. In some circumstances, a regulatory agency may require Phase IV, or post-marketing studies in case additional information needs to be collected after the drug is on the market.

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

Employees

As of June 30, 2023, we employed a total of 123 full-time employees and 11 part-time employees, of whom, 97 full-time employees and 9 part-time employees are engaged in cell research, development, and manufacturing including clinical and regulation affairs, excluding Ever After Foods.

Competition

Regenerative medicine:

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

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia such as Athersys Inc., Celularity Inc., Tigenix NV (acquired by Takeda), SanBio Inc. and Mesoblast Ltd. Among other things, we expect to compete based upon our intellectual property portfolio, our in-house manufacturing efficiencies and capabilities, and the potential efficacy of our products. Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executives, scientific and clinical development personnel, to identify and develop viable cellular therapeutic candidates and exploit these products commercially, and keep expanding and improving our unique technological capabilities. Given the magnitude of the potential opportunity for cell therapy, we expect competition in this area to intensify.

Food Tech:

Competitors in the cultivated meat domain include both producers of consumer-end-products, as well as those developing inputs for the production process. Ever After Foods competes with companies that include Upside Foods, Believer Meats, GOOD Meat, Mosa Meat, Aleph Farms, Stakeholder 3D and Gourmey.

We believe that our ability to compete in the cultivated food field will derive from our experienced team, our unique 3D technology platform, and our industrial scale in-house GMP, cell manufacturing facility, together with our partner, Tnuva, which has vast experience in the food industry.

Available Information

Additional information about us is contained on our Internet website at www.pluri-biotech.com. Information on our website is not incorporated by reference into this Annual Report. Under the “Investors & ESG”, under the “Investors” and “Media” sections of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics, Anti Bribery and Corruption and Anti Money Laundering and Terrorist Financing Compliance Policy, Trading Policy and the Charters for each of the Committees of our Board of Directors, or the Board.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	we have a history of losses and have not generated significant revenues to date. We expect to experience future losses and do not foresee generating significant or steady revenues in the immediate future;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;

●	we may become subject to claims by much larger and better funded competitors enforcing their intellectual property rights against us or seeking to invalidate our intellectual property or our rights thereto;

●	there are inherent risks in the manufacturing of our product candidates, including meeting relevant high regulatory standards, the failure of which could materially and adversely affect our results of operations and the value of our business;

●	if we are unable to obtain and maintain intellectual property protection covering our products and technology, others may be able to utilize our intellectual property, which would adversely affect our business;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations;

●	the market prices of our common shares are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	we anticipate being subject to fluctuations in currency exchange rates because a significant portion of our business is conducted outside the United States and we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro;

●	restrictions and covenants contained in the EIB Finance Agreement may restrict our ability to conduct certain strategic initiatives;

●	limitations we may face relating to the grants we have received from the IIA may impact our plans and future decisions;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighboring countries, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	cybersecurity incidents may have an adverse impact on our business and operations;

●	recent increasing global inflation could affect our ability to purchase materials needed for manufacturing and could increase the costs of our future product;

●	we have a limited operating history in the field of food tech to date and our prospects will be dependent on our ability to meet a number of challenges;

●	there are risks relating to our food-tech endeavors, including changes in consumer preferences and governmental regulations relating to cultivated meat;

●	our business and market potential in the field of cultivated food are unproven, and we have limited insight into trends that may emerge and affect our business;

●	the research and development associated with technologies for cultivated meat manufacturing is a lengthy and complex process; and

●	we could fail to maintain the listing of our common shares on Nasdaq, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

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

We have a limited operating history in our business of commercializing cell-based products and cell technology and we have not generated material revenues to date. It is not clear when we will generate material revenues or whether we will generate material revenues in the future. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

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

To date, we have focused our efforts primarily in the regenerative medicine field and in the Food Tech field, but we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products or use of our technology in various industries. Licensing deals, joint ventures and partnerships in new fields involve numerous risks, including the potential integration of our technology and products in various new ways, which may or may not be successful. Such projects may require significant funds, time and attention of management and other key personnel. In addition, as we do not have experience in areas outside of the regenerative medicine field and limited experience in Food Tech field, we may lack the personnel to properly lead such initiatives. There can be no assurance that we will be successful in finding the relevant partners to fund and market our cell-based products.

Risks Related to Development, Clinical studies, and Regulatory Approval of Our Product Candidates

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our future clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH does not grant permission to proceed or places trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect;

●	Government actions, such as those enacted during the ongoing COVID-19 pandemic, which limit the general populations movement;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●	Third party clinical investigators and other related vendors may not perform the clinical trials under the anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements;

●	Third party clinical investigators and other related vendors may declare bankruptcy or terminate their business unexpectedly, which most likely will result in further delays in our clinical trials’ anticipated schedule and cause additional expenditures;

●	Inspections of clinical trial sites by the FDA, EMA, MOH and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

If we will be unable to conduct clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA, MOH and other regulatory authorities.

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

Risks Related to Our Cultivated Food Business

Ever After Foods has a limited operating history in the field of cultivated meat to date and its prospects will be dependent on its ability to meet a number of challenges.

Ever After Foods’ business prospects are difficult to predict due to its lack of operational history in the new and emerging food tech field, and its success will be dependent on its ability to meet a number of challenges. Because it has a limited operating history in the field of cultivated meat and it is in the early stages of development, Ever After Foods may not be able to evaluate its future prospects accurately. Ever After Foods’ prospects will be primarily dependent on its ability to successfully develop industrial scale cultivated meat technologies and processes, and market these to its potential customers. If Ever After Foods is not able to successfully meet these challenges, its prospects, business, financial condition, and results of operations could be adversely impacted.

In addition, Ever After Foods will be subject to changing laws, rules and regulations in the United States, Israeli, Asia Pacific, the European Union and other jurisdictions relating to the food tech industry. Such laws and regulations may negatively impact its ability to expand its business and pursue business opportunities. Ever After Foods may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to it.

Ever After Foods is primarily focused on utilizing its technology for the development of cultivated meat, and it has limited data on the performance of our and its technologies in the field of cultivated meat to date.

Ever After Foods does not currently have any products or technologies approved for sale and it is still in the early stages of development. To date, Ever After Foods has limited data on the ability of our and its technologies to successfully manufacture cultivated meat, towards which they have devoted substantial resources to date. Ever After Foods’ current technologies are, in large part, based on our technologies and intellectual property. It may not be successful in developing its technologies in a manner sufficient to support its expected scale-ups and future growth, or at all.  Ever After Foods expects that a substantial portion of its efforts and expenditures over the next few years will be devoted to the development of technologies designed to enable Ever After Foods to market industrial scale cultivated meat manufacturing processes.  Ever After Foods cannot guarantee that it will be successful in developing these technologies, based on its current roadmap, or at all. If Ever After Foods is able to successfully develop its cultivated meat technologies, it cannot ensure that it will obtain regulatory approval or that, following approval, upon commercialization its technologies will achieve market acceptance.  Any such delay or failure could materially and adversely affect Ever After Foods’ financial condition, results of operations and prospects.

Consumer preferences for alternative proteins in general, and more specifically cultured meats, are difficult to predict and may change, and, if we are unable to respond quickly to new trends, Ever After Food’s business may be adversely affected.

Ever After Food’s business is focused on the development and marketing of licensable cultured meat manufacturing technologies. Consumer demand for the cultured meats manufactured using these technologies could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for such products decreases, Ever After Food’s business and financial condition would suffer. Consumer trends that we believe favor sales of products manufactured using our licensed technologies could change based on a number of possible factors, including a shift in preference from animal-based protein products, economic factors and social trends. A significant shift in consumer demand away from products manufactured using our technologies could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.

We expect that products utilizing Ever After Food’s technologies will be subject to regulations that could adversely affect its business and results of operations.

The manufacture and marketing of food products is highly regulated. Ever After Foods, its suppliers and licensees, may be subject to a variety of laws and regulations. These laws and regulations apply to many aspects of Ever After Food’s business, including the manufacture, composition and ingredients, packaging, labeling, distribution, advertising, sale, quality and safety of food products, as well as the health and safety of our employees and the protection of the environment.

For the reasons discussed below, we ourselves do not expect to be directly regulated by the FDA for United States compliance purposes but will apply the FDA’s food contact substance standards or analogous foreign regulations. From a regulatory perspective, in the United States, we expect companies manufacturing finished cultured meat products to be subject to regulation by various government agencies, including the FDA, the USDA, the FTC, Occupational Safety and Health Administration and the Environmental Protection Agency, as well as the requirements of various state and local agencies and laws, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986. We likewise expect these products to be regulated by equivalent agencies outside the United States by various international regulatory bodies.

As the manufacturer of technology used to produce cultured meat, and consistent with the Federal Food, Drug and Cosmetic Act, Federal Meat Inspection Act, and Poultry Products Inspection Act, we believe we will not be directly regulated by the FDA or USDA. Rather, we believe the regulatory obligation falls on our customers — cultured meat producers — to ensure that all food produced using our technology is wholesome and not adulterated. Consistent with food industry norms, we expect that our customers will therefore request assurances from us that our products are suitable for their intended use from an FDA regulatory perspective.

The manufacturing of cultured meat is expected to be subject to extensive regulations internationally, with products subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely impact our results of operations, cash flows and financial condition.

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the USDA, state regulators or similar foreign regulatory authorities that relate to the use of the word “meat” or other similar words in connection with cultured meat products could adversely affect our business, prospects, results of operations or financial condition.

The USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency, or CFIA, or authorities of the EU or the EU member states (e.g., European Food Safety Authority, or EFSA), could take action to impact our ability to use the term “meat” or similar words, such as “beef”, to describe the product. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the USDA, CFIA, EFSA or other regulators could interpret the use of the term “meat” or any similar phrase(s) to describe our cultured meat products as false or misleading or likely to create an erroneous impression regarding their composition. In the U.S., the USDA will develop new labeling requirements for foods under its jurisdiction produced through cell culture technology as noted in an ANPR published in September 2021.

Risk Related to Commercialization of Our Product Candidates

We may not successfully establish new collaborations, joint ventures or licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes development and in-house manufacturing of innovative new cell- based products and solutions powered by our 3D cell expansion technology platforms and establishing joint ventures and partnerships that leverage our cell expansion technology and cell-based product portfolio to expand product pipelines and meet cell-based manufacturing needs for a variety of industries. To date, we have a strategic partnership with Tnuva to use our technology to establish a cultivated food platform, with CHA for both the IC and CLI indications in South Korea and with Chart for the thawing device. Notwithstanding, we may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates.

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

Our success will also depend in part on our ability to develop our technology and commercialize our products without infringing the proprietary rights of others. We have not conducted full freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights, or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization our potential cell therapy products.

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

On April 19, 2023, we received a letter, or Notice, from Nasdaq, advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common shares had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or MBPR. The Notice had no effect on the listing of our common shares , and our common shares continue to trade on Nasdaq under the symbol “PLUR”.

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

Our cash may be subject to a risk of loss.

Our assets include a significant component of cash and cash equivalents and bank deposits.  We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2023. Currently, we hold most of our cash assets in bank deposits in Israel. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Other Risks

Since we received grants from the IIA, we are subject to on-going restrictions.

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants limit our ability to transfer know-how developed under an approved research and development program, and/or the manufacturing of products developed under an approved research and development program, outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer, or CEO, serves as a director of our Company or as our CEO is generally required to notify the same to the IIA and to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above. To the extent a company wishes to transfer its IIA-supported know-how outside of Israel - the IIA acts under the Law for the Encouragement of Research, Development and Technological Innovation in the Industry 1984 and the related IIA rules and regulations, it must be preapproved by the IIA and the company may be required to pay an additional payment to the IIA. The minimum amount of the payment is the total sum of grants received plus interest and the maximum amount shall be no higher than six times the total sum of grants received plus interest. In the case that the IIA-supported company retains its research and development center in Israel for at least three consecutive years, following the year of transferring the IIA-supported know-how outside of Israel, while maintaining at least 75% of its research and development employees in Israel – the payment will be limited to three times the total sum of grants received plus interest. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent global inflation may adversely affect our business results.

Inflation could affect our ability to purchase materials needed to support our research, development and operational activities, which in turn could result in higher burn rate and a higher end price of our future products. As a result, we may not be able to effectively develop our cell-based product candidates or cultivated meat products. If we are not able to successfully manage inflation, our prospects, business, financial condition, and results of operations could be adversely impacted.

Non-compliance with environmental, social, and governance, or ESG, practices could harm our reputation, or otherwise adversely impact our business, while increased attention to ESG initiatives could increase our costs.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Certain market participants, including institutional investors and capital providers, are increasingly placing importance on the impact of their investments and are thus focusing on corporate ESG practices, including the use of third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions, and engaging with companies to encourage changes to their practices. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry. If we do not comply with investor or stockholder expectations and standards in connection with our ESG initiatives or are perceived to have not addressed ESG issues within our company, our business and reputation could be negatively impacted and our share price could be materially and adversely affected, as well as our access to and cost of capital.

While we may, at times, engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may not have the desired effect and may be costly.

In addition, we may commit to certain initiatives or goals but not ultimately achieve such commitments or goals due to factors that are both within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. In addition, increasing ESG-related regulation, such as the SEC’s climate disclosure proposal, may also result in increased compliance costs or scrutiny.

Expectations around a company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

Since we have signed the EIB Finance Agreement, we agreed to guaranty the loan as well as agreed to limitations that require us to notify the European Investment Bank, or EIB, and in some cases obtain their approval, before we engage with other banks for additional sources of funding or with potential partners for certain strategic activities.

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

Our principal research and development and manufacturing facilities are located in Israel. As a result, we are directly influenced by the political, economic, and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. During June 2021, July and August 2014 and November 2012, Israel was engaged in an armed conflict with a militia group and political party which controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. We cannot predict if or when armed conflict will take place and the duration of each conflict.

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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. Such proposed changes may also adversely affect the labor market in Israel or lead to political instability or civil unrest.

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

Moreover, the alternative protein market is highly competitive, with numerous brands vying for limited space in retail, foodservice, and consumer preference. To succeed, Ever After Food’s cultured meat products must excel in costs, taste, ingredients, marketing and branding. Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than Ever After Foods. We cannot be certain that Ever After Foods will successfully compete with larger competitors that have greater financial, marketing, sales, manufacturing, distributing and technical resources. Conventional food companies may acquire Ever After Foods’ competitors or launch their own competing products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Competitive pressures or other factors could prevent Ever After Foods from acquiring market share or cause us to lose market share, which may require Ever After Foods to lower prices, or increase marketing and advertising expenditures, either of which would adversely affect its margins and could result in a decrease in its operating results and profitability. We cannot assure that we will be able to maintain a competitive position or compete successfully against such sources of competition.

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

In addition, as we proceed with our trial efforts, we must be able to continuously demonstrate to the FDA, EMA and other regulatory authorities that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of current GMP-grade materials of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials.

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

In addition, we are subject to laws, rules and regulations in the Israeli, United States, the EU and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Unsuccessful compliance with certain European privacy regulations could have an adverse effect on our business and reputation.

The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GPDR also extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR regulations impose additional responsibility and liability in relation to personal data that we process, and we intend to put in place additional mechanisms ensuring compliance with these and/or new data protection rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our gross monthly rent payment for these leased facilities as of June 30, 2023 was 292,000 NIS (approximately $83,000). For fiscal year 2023, we recognized expense in the amount of $1,052,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases.”

We believe that the current space we have is adequate to meet our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are traded on Nasdaq and the Tel Aviv Stock Exchange under the symbol “PLUR”.

As of September 8, 2023, there were 52 holders of record, and 41,351,870 of our common shares were issued and outstanding.

Equiniti Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique 3D technology platform for cell expansion with an industrial scale in-house GMP cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine and food tech and plan to utilize it in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform.

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

Our operations are focused on the research, development and manufacturing of cells and cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies, such as our collaboration with Tnuva to use our technology to establish a cultivated food platform, as well as the collaboration agreement we signed in 2022 with a leading European manufacturer of APIs to use our expansion technology, which aims to revolutionize the production of biologics by enabling a cost-effective, sustainable and cruelty-free ingredient.

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation CLI Chronic Graft versus Host Disease and a potential treatment for H-ARS. Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

In July 2023, we announced that we signed a three year $4.2 million contract with the NIAID, which is part of the NIH. Pluri will collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, or AFRRI, and the Uniformed Services University of Health Sciences, or USUHS, in Maryland, U.S.A., to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure.

In the food tech field, we established a new venture with Tnuva, Ever After Foods . Ever After Foods is developing cultivated meat products based on Pluri’s platform 3D cell expansion technology.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2023 COMPARED TO YEAR ENDED JUNE 30, 2022.

Revenues

Revenues for the year ended June 30, 2023 were $287,000, compared to $234,000 for the year ended June 30, 2022. The revenues in the year ended June 30, 2023 were mainly related to our API Collaboration and the revenues in the year ended June 30, 2022 were related to the revenue derived from our license agreement with Takeda and the sale of our PLX cells for research use.

Research and Development, Net

Research and development, net (costs less participation and grants by the IIA, Horizon 2020, Horizon Europe and other parties) decreased by 35% from $24,377,000 for the year ended June 30, 2022, to $15,745,000 for the year ended June 30, 2023. The decrease is mainly attributed to: (1) a decrease in clinical studies expenses following the completion of our CLI and ARDS associated with COVID-19 studies and the end of enrollment of our muscle regeneration following hip fracture study in November 2021, (2) a decrease in material purchases in accordance with our manufacturing needs and plans, (3) a decrease in salaries and related expenses as part of our efficiency cost-reduction plan , specifically a reduction of 22 research and development, or R&D, employees in Pluri Biotech Ltd. (108 on June 30, 2023, compared to 130 on June 30, 2022), (4) a decrease in share-based compensation expenses and (5) higher participation by the European Union with respect to the Horizon 2020 grants, which relate to our CLI and muscle regeneration following hip fracture studies.

General and Administrative

General and administrative expenses decreased by 32% from $17,450,000 for the year ended June 30, 2022, to $11,779,000 for the year ended June 30, 2023. The decrease is mainly attributed to a decrease in share-based compensation expenses related to market based vesting conditioned restricted stock units, or RSUs, granted to our CEO and Chairman, a decrease in share-based compensation expenses related to the allocation of shares of Ever After Foods to our CEO, Chief Financial Officer, or CFO, and Chairman of our Board pursuant to their employment or consulting agreements, employee terminations and RSU expense amortization over time (see also notes 1e and 9c to the consolidated financial statements included elsewhere in this Annual Report). These decreases were partially offset by an increase in share-based compensation expenses related to the amount of RSUs and options granted to our CEO.

Total Financial Income (Expense), Net

Total financial income (expenses), net decreased from $219,000 in financial income for the year ended 2022 to $1,641,000 in financial expenses for the year ended June 30, 2023. This decrease is mainly attributable to (1) expenses relating to exchange rate differences related to the EIB loan provided to us in June 2021 pursuant to EIB Finance Agreement (as a result of the strength of the Euro against the U.S. dollar, which increased by 5% in 2023 compared to 2022 where it decreased by 7%), and (2) a decrease due to exchange rate expenses on a lease liability due to the strength of the U.S Dollar against the NIS which resulted in an expense of $690,000. The decrease in financial income (expense) was partially offset by an increase related to interest income from bank deposits.

Net Loss for the Year

Net loss decreased from $41,374,000 for the year ended June 30, 2022 to $28,887,000 for the year ended June 30, 2023. The decrease was mainly due to a decrease in R&D expenses, net, and a decrease in general and administrative expenses for the reasons mentioned above. We had a net loss attributed to our non-controlling interest in Ever After Foods for the year ended June 30, 2023 of $566,000.

Loss per share for the year ended June 30, 2023, was $0.78, as compared to $1.28 loss per share for the year ended June 30, 2022. The change in the loss per share was mainly as a result of a decrease in the loss for the year, and by an increase in our weighted average number of shares due to the issuance of additional shares during fiscal year 2023.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs issued to directors, employees and consultants.

Liquidity and Capital Resources

As of June 30, 2023, our total current assets were $41,409,000 and our total current liabilities were $5,621,000. On June 30, 2023, we had a working capital surplus of $35,788,000 and an accumulated deficit of $399,584,000.

As of June 30, 2022, our total current assets were $57,747,000 and our total current liabilities were $6,829,000. On June 30, 2022, we had a working capital surplus of $50,918,000 and an accumulated deficit of $371,263,000.

Our cash, cash equivalents and restricted cash as of June 30, 2023, amounted to $5,629,000, which reflects a decrease of $5,150,000 from the $10,779,000 reported as of June 30, 2022. Our bank deposits as of June 30, 2023, amounted to $34,811,000 compared to $45,244,000 as of June 30, 2022. Our cash equivalents and restricted cash decreased in the year ended June 30, 2023, for the reasons presented below.

Our cash used in operating activities was $22,857,000 during the year ended June 30, 2023, and $36,501,000 during the year ended June 30, 2022. The decrease in cash used in operating activities is mainly attributed to a decrease in net loss following the completion of certain clinical trials and the implementation of our cost reduction and efficiency plan that we initiated to align with the change in our business strategy. Cash used in operating activities in year ended June 30, 2023 and June 30, 2022 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020, Horizon Europe and 2022 programs, Israel’s Ministry of Economy and other research grants.

Cash provided by investing activities was $9,698,000 during the year ended June 30, 2023, as opposed to cash provided for investing activities of $11,783,000 during the year ended June 30, 2022. Cash provided by investing activities in the year ended June 30, 2023 consisted primarily of the withdrawal of $9,960,000 of short-term deposits, partially offset by payments of $262,000 related to investments in property and equipment. Cash provided by investing activities in the year ended June 30, 2022, consisted primarily of a withdrawal of $12,063,000 of short-term deposits partially offset by payments of $280,000 related to investments in property and equipment.

Financing activities provided cash in the amount of $8,024,000 during the year ended June 30, 2023, and $7,500,000 during the year ended June 30, 2022. The financing activities during the year ended June 30, 2023 related to issuances of common shares and warrants, net of issuance costs, in the December 2022 Private Placement. The financing activities during year ended June 30, 2022 were related to proceeds of $7,500,000 we received from Tnuva as an investment in Ever After Foods.

Between December 13, 2022, and December 27, 2022, we entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable within six months from their issuance date. As of June 30, 2023, the Company issued 8,155,900 common shares and Warrants that relate to the December 2022 Private Placement and received $8,024,000 as of that date net of $445 from issuance expenses.

In addition, the purchasers in the December 2022 Private Placement agreed to execute proxies permitting our CEO and CFO to vote the securities purchased in the December 2022 Private Placement in favor of any shareholder vote relating to a future increase of our authorized shares. Pursuant to the securities purchase agreements executed with the purchasers, we agreed to hold a meeting of shareholders within 200 days of the execution of the securities purchase agreements for the purpose of increasing our authorized shares.

On April 27, 2023, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized common shares from 60,000,000 shares to 300,000,000 shares and such increase was effectuated on May 1, 2023, when the Company filed its amendment to its articles of incorporation reflecting such increase. As such, the Warrants became exercisable 6 months from the date of their issuance.

On December 14, 2022, Yaky Yanay, our CEO, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of three years, at an exercise price of $1.12 per share. In addition, the Board also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of three years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date.

On July 16, 2020, we entered into an at-the market agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. On September 21, 2022, as a result of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, we reduced the amount available to be sold under the ATM Agreement to a maximum aggregate offering price of up to $11,800,000 of our common shares from time to time through Jefferies. During the years ended June 30, 2022, and 2023, we did not sell of our any common shares under the ATM Agreement.

On September 7, 2023, we provided a formal notice of termination of the ATM Agreement with Jefferies, which took effect on September 8, 2023.

Pursuant to a shelf registration on Form S-3 filed on July 20, 2023, which we intend to obtain the effectiveness of in the near term, the Company may elect, from time to time, to offer and sell shares of common stock, preferred stock, warrants and units having an aggregate offering price of up to $200,000,000.

In April 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, executed the EIB Finance Agreement for non–dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our research and development in the EU to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. As of June 30, 2023, the interest accrued was in the amount of €1,665,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through June 30, 2023, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $179,000.

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

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharmaceutical, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received an approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. During January 2023, we received approval for an extension of an additional 2 months to finish the program until June 30, 2023. The CRISPR-IL consortium program does not include any obligation to pay royalties.  Through June 30, 2023, we received total grants of approximately $774,000 in cash from the IIA pursuant to the CRISPR-IL consortium program, and we expect to receive an additional $253,000.

EU grants – Horizon 2020 and Horizon Europe

Through June 30, 2023, we received total grants of approximately $8,621,000 in cash from the EU R&D consortiums pursuant to the Horizon programs.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the EU’s Horizon program was awarded to Advanced Personalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIA study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. An amount of approximately Euro 500,000 (approximately $545,000) will be a direct grant that will be allocated to us. Through June 30, 2023, we received a payment of approximately $185,000 in cash, which relates to the PROTO program. The Phase I/II study will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

In August 2016, our CLI program in the EU was awarded a €7,600,000 non-royalty bearing grant. The grant was part of the EU’s Horizon 2020 program. The Phase III study of PLX-PAD in CLI was a collaborative project carried out by an international consortium led by the Berlin-Brandenburg Center for Regenerative Therapies together with the Company and with participation of additional third parties. The grant covered a significant portion of the CLI program costs, and the program was ended during fiscal year 2023. Through June 30, 2023, we received a total of €3,235,000 relating to the CLI program in the EU (approximately $3,563,000).

In September 2017, our Phase III study of PLX-PAD cell therapy in the treatment of muscle injury following surgery for hip fracture was awarded a €7,400,000 grant, as part of the EU’s Horizon 2020 program. This Phase III study was a collaborative project carried out by an international consortium led by Charité, together with us, and with participation of additional third parties. The grant covered a significant portion of the project costs and the program was ended during fiscal year 2023. Through June 30, 2023, we received a total of €3,228,000 (approximately $3,699,000).

In October 2017, the nTRACK, a collaborative project carried out by an international consortium led by Leitat was awarded a €6,800,000 non-royalty bearing grant. As of June 30, 2023, we received a total of €764,000 (approximately $859,000). The nTRACK program ended during fiscal year 2023.

Outlook

We have accumulated a deficit of $399,584,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our research and development activities.

We are continually looking for sources of funding, including collaboration with other companies via licensing agreements, joint ventures and partnerships, and other non-dilutive sources such as our contract with NIAID and DoD, research grants such as the IIA grants and the European Union grants, and sales of our common shares.

We believe that we have sufficient cash to fund our operations for at least the next twelve months.

Application of Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in this Annual Report. We believe that the accounting policy below is critical for one to fully understand and evaluate our financial condition and results of operations.

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. We evaluate such estimates and judgments on an ongoing basis, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Share-Based Compensation

Share-based compensation is considered a critical accounting policy due to the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2023, we recorded share-based compensation expenses related to options, restricted shares and RSUs in the amount of $3,977,000.

In accordance with ASC 718, “Compensation-Stock Compensation”, or ASC 718, RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2023 and 2022 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant unless the RSUs include a market-based condition in which case the fair value RSUs at the date of grant was calculated using the Monte Carlo model. The RSUs granted in fiscal year 2023 to non-employee consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation—Share Compensation”.

The fair value of shares of Ever After Foods granted to our CEO, CFO and Chairman (see details in Item 11 below) was calculated using the Monte Carlo model, and the fair value of the options of Ever After Foods granted to employees and officers were calculated using the Black Scholes model.

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

PLURI INC. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Pluri Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluri Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Kesselman & Kesselman

Certified Public Accountants (lsr.)

A member firm of PricewaterhouseCoopers International Limited

Haifa, Israel

September 12, 2023

We have served as the Company’s auditor since 2021.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2023	2022
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$5,360	$9,772
Short-term bank deposits		34,811	45,244
Restricted cash	2f	269	1,007
Prepaid expenses and other current assets	3	969	1,724
Total current assets		41,409	57,747

LONG-TERM ASSETS:

Restricted bank deposits	2g	627	634
Severance pay fund		439	661
Property and equipment, net	4	688	739
Operating lease right-of-use asset	6	7,633	8,270
Other long-term assets		1	14
Total long-term assets		9,388	10,318

Total assets		$50,797	$68,065

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,812	$1,785
Accrued expenses		1,209	1,630
Operating lease liability	6	627	619
Accrued vacation and recuperation		873	1,053
Other accounts payable	5	1,100	1,742
Total current liabilities		5,621	6,829

LONG-TERM LIABILITIES

Accrued severance pay		598	867
Operating lease liability	6	5,748	6,505
Loan from the European Investment Bank (“EIB”)	7	23,530	21,678
Total long-term liabilities		29,876	29,050

COMMITMENTS AND CONTINGENCIES	8

SHAREHOLDERS’ EQUITY

Share capital:	9
Common shares, $0.00001 par value per share: authorized: 300,000,000 shares issued and outstanding: 41,245,495 shares as of June 30, 2023 and authorized: 60,000,000 shares issued and outstanding: 32,507,491 shares as of June 30, 2022		*	*
Additional paid-in capital		412,939	401,302
Accumulated deficit		(399,584)	(371,263)
Total shareholders’ equity		13,355	30,039
Non-controlling interests		1,945	2,147
Total equity		15,300	32,186
Total liabilities and equity		$50,797	$68,065

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2023	2022

Revenues	2h	$287	$234
Cost of revenues		(9)	-
Gross profit		278	234

Operating expenses:
Research and development expenses		$(17,413)	$(24,605)
Less: participation by the Israel Innovation Authority, Horizon 2020, Horizon Europe and other parties		1,668	228
Research and development expenses, net	2l	(15,745)	(24,377)
General and administrative expenses		(11,779)	(17,450)

Operating loss		(27,246)	(41,593)

Financial income (expenses), net		(798)	1,106
Interest expense		(843)	(887)
Total financial income (expenses), net	10	(1,641)	219

Net loss		$(28,887)	$(41,374)
Net loss attributed to non-controlling interests		(566)	(132)
Net loss attributed to shareholders		(28,321)	(41,242)

Loss per share:
Basic and diluted loss per share		$(0.78)	$(1.28)

Weighted average number of shares used in computing basic and diluted loss per share		36,652,018	32,192,074

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2021	31,957,782	$	(*	)	$387,172	$(330,021)	$57,151	$-	$57,151
Share-based compensation to employees, directors, and non-employee consultants (note 9(2))	549,709		(*	)	8,473	-	8,473	436	8,909
Establishment of Ever After Foods Ltd. (“Ever After”) and non-controlling interest in Ever After (note 1d)	-		-		5,657	-	5,657	1,843	7,500
Net loss	-		-		-	(41,242)	(41,242)	(132)	(41,374)

Balance as of June 30, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants (note 9(2))	582,104		(*	)	2,984	-	2,984	993	3,977
Issuance of common shares and warrants, net of issuance costs of $445	8,155,900		(*	)	8,024	-	8,024	-	8,024
Modification of warrants to non-controlling interests (note 1d)	-		-		(385)	-	(385)	385	-
Expiration of warrants in Ever After (note 1d)	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(28,321)	(28,321)	(566)	(28,887)
Balance as of June 30, 2023	41,245,495	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share amounts)

	Year ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,887)	$(41,374)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	362	1,053
Share-based compensation to employees, directors and non-employee consultants	3,977	8,909
Decrease in prepaid expenses and other current assets and other long-term assets	768	93
Decrease in trade payables	(22)	(758)
Decrease in other accounts payable and accrued expenses	(1,243)	(3,932)
Decrease in operating lease right-of-use asset and liability	(112)	(1,148)
Increase in interest receivable on short-term deposits	(336)	(329)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	831	3,207
Long-term interest payable and exchange rate differences relate to the EIB loan	1,852	(2,172)
Accrued severance pay, net	(47)	(50)
Net cash used for operating activities	$(22,857)	$(36,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(262)	$(280)
Proceeds from withdrawal of short-term deposits	9,960	12,063
Net cash provided by investing activities	$9,698	$11,783

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related to issuance of common shares and warrants, net of issuance costs of $445	$8,024	$-
Proceeds related to investment in subsidiary by non-controlling interest	-	7,500
Net cash provided by financing activities	$8,024	$7,500
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	(22)	(3,207)
Decrease in cash, cash equivalents and restricted cash	(5,157)	(20,425)
Cash, cash equivalents and restricted cash at the beginning of the period	11,413	31,838
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$6,256	$11,413
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	5,360	9,772
Restricted cash	269	1,007
Long- term restricted bank deposits	627	634
Total cash, cash equivalents, restricted cash and restricted bank deposits	$6,256	$11,413
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$74	$25
Supplemental non-cash information related to lease liabilities arising from obtaining ROU assets	$60	$8,250

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.

Effective July 26, 2022, Pluri Inc., a Nevada corporation (“Pluri Inc.”), changed its name from Pluristem Therapeutics Inc. The Company also changed its symbol on the Nasdaq Global Market and Tel-Aviv Stock Exchange from “PSTI” to “PLUR”.

Pluri Inc. was incorporated on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd. (“Ever After”) formerly known as Plurinuva Ltd.. Ever After is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”). Pluri Inc., the Subsidiary, the German Subsidiary and Ever After are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Ever After are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine and food tech and plans to utilize it in other industries and verticals that have a need for a mass scale and cost-effective cell expansion platform such as cellular agriculture and biologics. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.	The Company has incurred an accumulated deficit of approximately $399,584 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2023, the Company’s total shareholders’ equity amounted to $13,355. During the year ended June 30, 2023, the Company incurred losses of $28,321 and its negative cash flow from operating activities was $22,857.

As of June 30, 2023, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $41,067. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial and collaboration agreements, from grants to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. During 2022 and 2023, the Company also implemented a cost reduction and efficiency plan to align with the change in its business strategy. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products.

d.	On January 5, 2022, the Subsidiary entered into definitive agreements (the “Agreements”) with Tnuva pursuant to which the Subsidiary and Tnuva established Ever After, with the purpose of developing cultivated meat products. Ever After received exclusive, global, royalty bearing licensing rights to use Pluri’s proprietary technology, intellectual property and knowhow in the field of cultivated meat. Tnuva invested $7,500 in Ever After and received 187,500 of Ever After’s ordinary shares, representing 15.79% of the Ever After share capital as of February 24, 2022 (the “Closing Date”). In addition, Tnuva received warrants to invest up to an additional $7,500 over a period of twelve months following the Closing Date.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

The first warrant (the “First Warrant”) issued to Tnuva permitted Tnuva to purchase up to 125,000 ordinary shares of Ever After at an exercise price of $40.00 per share, and had a term commencing on the Closing Date and ended at the earlier of (i) six months from the Closing Date, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Ever After or (iii) the consummation of a financing round with a non-affiliated investor. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant had not expired, Ever After agreed to issue a second warrant (the “Second Warrant” and together with the First Warrant, the “Warrants”) to Tnuva which permitted Tnuva to purchase up to a number of ordinary shares of Ever After, or the then most senior securities issued by Ever After, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercised at least 62,500 ordinary shares at a price per share of $40.00, or $2,500 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equaled $76.00. The Second Warrant had a term commencing on the six month anniversary of the Closing Date and ended at the earlier of (i) six months from its issuance, (ii) immediately prior to and subject to the consummation of an initial public offering or acquisition of Ever After or (iii) the consummation of a financing round with a non-affiliated investor.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

On November 22, 2022, the warrants in Ever After expired unexercised and $1,014 were classified from NCI to additional paid-in capital.

e.	On February 26, 2022, the Subsidiary allocated a total of 45,936 of its shares in Ever After, which constitute approximately 3.87% of Ever After’s ordinary shares, to its Chairman, Chief Executive Officer and Chief Financial Officer, pursuant to the terms of their respective employment and/or consulting agreements with the Company. Following such allocations, the Company holds 80.34% of the outstanding equity in Ever After. As a result, the Company recognized compensation expenses in the amount of $1,646 representing the fair value of the respective allocated shares.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, valuation of share-based compensation, valuation of warrants and determining the valuation and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

b.	Functional currency

The U.S. dollar is the primary currency of the economic environment in which the Company and the Subsidiaries operate. Thus, the U.S. dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. Non-controlling interests in subsidiaries represent the equity in Ever After not attributable, directly or indirectly, to the Company. Non-controlling interests are presented in equity separately from the equity attributable to the shareholders of the Company. Profit or loss and components of other comprehensive income or loss are attributed to the Company and to non-controlling interests. Losses are attributed to non-controlling interests even if they result in a negative balance of non-controlling interests in the consolidated statements of operations.

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

f.	Restricted cash and short-term bank deposits

Restricted cash used to secure the Company’s credit line, derivative and hedging transactions and lease agreement. The restricted cash and short-term bank deposits are presented at cost which approximates market values including accrued interest.

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

Revenues are recognized when the control of the promised goods or the performance of the obligations are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled, excluding sales taxes.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2023 and 2022, no impairment losses were recorded.

k.	Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Share Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of share options granted using the Black-Scholes option-pricing model. The Company accounts for employees’ share-based payment awards classified as equity awards (restricted share units (“RSUs”)) using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

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

All RSUs to employees and directors granted during fiscal 2023 and 2022, were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant, unless the RSUs include a market-based condition in which case the fair value of RSUs at the date of grant was calculated using the Monte Carlo model.

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during fiscal years 2023 and 2022, was $0.99 and $2.87 per share, respectively.

l.	Research and development expenses, royalty bearing grants and non-royalty bearing grants

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials, manufacturing costs and professional services. All costs associated with research and development are expensed as incurred.

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

Clinical study expenses are charged to research and development expenses as incurred. The Company accrues expenses resulting from obligations under contracts with clinical research organizations (“CROs”). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. The Company’s objective is to reflect the appropriate study expense in the consolidated financial statements by matching the appropriate expenses with the period in which services and efforts are expended.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

During fiscal years 2023 and 2022, the Company also received (in cash) non-royalty bearing grants from the European Union research and development consortiums, under Horizon 2020, Horizon Europe and from the IIA, under the CRISPR-IL consortium, in the amount of approximately $2,426 and $293, for the years ended June 30, 2023 and 2022, respectively. The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant on the basis of the related costs incurred and recorded as a deduction from research and development expenses.

The CRISPR-IL consortium is a group funded by the IIA, comprised of leading experts in life science and computer science from academia, medicine, and industry, in order to develop AI based end-to-end genome-editing solutions.

Research and development expenses, net for the years ended June 30, 2023 and 2022 include participation in research and development expenses in the amount of approximately $1,668 and $228, respectively.

m.	Loss per share

Basic and diluted loss per share is computed by dividing losses by the weighted average number of common shares outstanding during the year, including unexercised vested options with a par value price. All outstanding share options, unvested RSUs and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented. The total number of shares related to the outstanding options, warrants and RSUs excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 14,151,578 and 5,247,803 for the years ended June 30, 2023, and 2022, respectively.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits, long-term restricted bank deposits.

The majority of the Company’s cash and cash equivalents, restricted cash, short-term bank deposits and long-term restricted deposits are mainly invested in New Israeli Shekel (“NIS”) and U.S. dollar deposits of major banks in Israel and in the United States. Deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

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

For some employees, for whom their agreement is not subject to Section 14 of the Severance Pay Law, the Subsidiary’s liability for severance pay is calculated pursuant to Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits or losses accumulated up to the balance sheet date. Severance expenses for the years ended June 30, 2023 and 2022 were $732 and $835, respectively.

q.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits and restricted bank deposits and other current assets, trade payable and other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

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

On April 30, 2020, the German Subsidiary entered into a finance contract (the “Finance Contract”) with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”), receivable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan.

Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Company measures its liability pursuant to the Finance Contract with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. The Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030, which cannot be measured at this time.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

If a derivative does not meet the definition of a hedge, the changes in the fair value are included in earnings. Cash flows related to Company’s current hedging are classified as operating activities. The Company enters into option contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in NIS and its loan from the EIB that is linked to the Euro. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “financial income, net”.

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2023, there were no derivatives instruments and as of June 30, 2022, the fair value of the derivatives instruments is presented in “Other accounts payable” (see note 5). The net losses recognized in “Financial income (expenses), net” during the years ended June 30, 2023 and 2022 were $157 and $372 respectively (see note 10).

s.	Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, and operating lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments, accrued lease payments and exclude lease incentives. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the balance sheets.

The Company accounts for an extension of a lease term that was not part of the original lease as a modification. As a result, the Company reallocates contract consideration between the lease and non-lease components, reassesses lease classification, and remeasures the lease liability and right-of-use asset prospectively. Assumptions such as the discount rate, fair value of the underlying asset, and variable rents based on a rate or index will be updated as of the modification date.

Lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease.

t.	New Accounting Pronouncements

i.	Recently adopted accounting pronouncements

ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”):

In August 2020, the Financial Accounting Standards (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which provides guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU 2021-04-Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”):

In May 2021, the FASB issued ASU 2021-04, which provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company has adopted ASU 2021-04, which has had an impact on the modification of the warrants to the non-controlling interest in Ever After (see also note 1c).

ASU No. 2021-10-“Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”):

In November 2021, the FASB issued ASU 2021-10, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update were effective for financial statements issued for annual periods beginning after December 15, 2021.

The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2016-13-“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission rules (“SRC”)) to fiscal years beginning after December 15, 2022, including interim periods.

Early adoption is permitted.  The Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative- effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

u.	Comprehensive loss

For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

v.	Loss contingencies

The Company records accruals for loss contingencies to the extent that it concludes their occurrence is probable and that the related liabilities are estimable. As of June 30, 2023 and 2022, the Company has not recorded any accruals in this regard.

NOTE 3: - PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,
	2023	2022
Accounts receivable from the Horizon 2020 grants	$-	$952
Prepaid expenses	442	403
Value Added Tax receivable	129	344
Accounts receivable from the IIA	250	3
Customer receivable	110	-
Other receivables	38	22
Total	$969	$1,724

NOTE 4: - PROPERTY AND EQUIPMENT, NET

	June 30,
	2023	2022
Cost:
Laboratory equipment	$7,006	$6,784
Computers and peripheral equipment	1,682	1,619
Office furniture and equipment	682	681
Leasehold improvements	8,765	8,740
Total cost	18,135	17,824
Accumulated depreciation:
Laboratory equipment	6,471	6,321
Computers and peripheral equipment	1,530	1,409
Office furniture and equipment	681	678
Leasehold improvements	8,765	8,677
Total accumulated depreciation	17,447	17,085
Property and equipment, net	$688	$739

Depreciation expenses amounted to $362 and $1,053 for the years ended June 30, 2023 and 2022, respectively.

Most of the Company’s property and equipment is located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - OTHER ACCOUNTS PAYABLE

	June 30,
	2023	2022
Deferred income from grants	$144	$112
Accrued payroll	508	624
Derivatives instruments	-	457
Payroll institutions	448	549
Total	$1,100	$1,742

NOTE 6: - LEASES

Towards the termination of the previous facility operating lease agreement, the Company signed, in December 2021, an addendum to its facility operating lease agreement with the lessor, which extended the lease period to December 2026. In addition, the Company has the option to extend the term of the lease (the “Extension Option”) for an additional period of five years until December 2031. The Company reflected the Extension Option during the evaluation of the lease liability and ROU asset. The monthly lease payments are approximately NIS 292,000 ($83) which are linked to the consumer price index and will increase by 10% in the event the Company exercises its Extension Option. In addition, the Company has operating leases for vehicles that expire through fiscal year 2026. Below is a summary of the Company’s operating ROU assets and operating lease liabilities:

	June 30,
	2023	2022
Operating ROU assets	$7,633	$8,270

Operating lease liabilities, current	627	619
Operating lease liabilities long-term	5,748	6,505
Total operating lease liabilities	$6,375	$7,124

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

June 30, 2023
2024	1,165
2025	1,117
2026	1,016
2027	993
2028	1,040
2029 and thereafter	3,640
Total undiscounted lease payments	$8,971
Less: interest	(2,596)
Present value of lease liabilities	$6,375

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - LEASES (CONT.)

All of the leased facilities are located in Israel.

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2023 and June 30, 2022 are as follows:

	Year ended June 30,
	2023	2022
Components of lease expense
Fixed payments and variable payments that depend on an index or rate*	$1,304	$1,196
Sublease income	$36	$9
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,196	$1,305

*	The operating lease payments are linked to the consumer price index and are presented net after elimination of deferred participation payments in amount of $124 for the year ended June 30, 2022. There were no deferred participation payments for the year ended June 30, 2023.

As of June 30, 2023, the weighted average remaining lease term is 8.1 years, and the weighted average discount rate is 9 percent. As of June 30, 2022, the weighted average remaining lease term is 9.1 years, and the weighted average discount rate is 9 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

For vehicles, the lease period is usually 3 years.

NOTE 7: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into the Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached, receivable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

The tranches will be treated independently, each with its own interest rate and maturity period. The annual interest rate is 4% (consisting of a 4% deferred interest rate payable upon maturity); for the first tranche, 4% (consisting of a 1% fixed interest rate and a 3% deferred interest rate payable upon maturity) for the second tranche and 3% (consisting of a 1% fixed interest rate and a 2% deferred interest rate payable upon maturity) for the third tranche.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7: - LOAN FROM THE EIB (CONT.)

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of June 30, 2023, the linked principal balance in the amount of $21,722 and the interest accrued in the amount of $1,808 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations relate to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans.

NOTE 8: - COMMITMENTS AND CONTINGENCIES

a.	As of June 30, 2023, an amount of $896 of cash and deposits was pledged by the Subsidiary to secure its credit line, lease agreement and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of June 30, 2023, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,565, not including LIBOR interest as described above.

c.	In April 2017 the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of June 30, 2023, the grant received from this Smart Money program was approximately $180, the program has ended, and no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“cGVHD”). As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to cGVHD, with a maximum aggregate royalty amount of approximately $500.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - COMMITMENTS AND CONTINGENCIES (CONT.)

e.	In June 2018 the Company was awarded a marketing grant of approximately $52 under the “Shalav” program of the Israeli Ministry of Economy and Industry. The grant is intended to facilitate certain marketing and business development activities with respect to the Company’s advanced cell therapy products in the U.S. market. As part of the program, the Company will repay royalties of 3%, but only with respect to the Company’s revenues in the U.S. market in excess of $250 of its revenues in fiscal year 2018, upon the earlier of the five year period beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and/or until the amount of the grant, which is linked to the consumer price index, is fully paid. As of June 30, 2023, the aggregate amount of the grant received is approximately $52 and no royalties were paid or accrued.

f.	As to potential royalties to the EIB, see note 7.

NOTE 9: - SHAREHOLDERS’ EQUITY

(1)	On May 1, 2023, the Company increased its authorized common shares from 60,000,000 to 300,000,000 with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by shareholders and may be issued only as fully paid and non-assessable shares. Holders of the common shares are entitled to equal ratable rights to dividends and distributions, as may be declared by the Board of Directors (the “Board”) out of funds legally available. The Company’s authorized preferred shares consist of 1,000,000 preferred shares, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Board. No preferred shares have been issued.

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years (see also item e). The warrants sold in the December 2022 private placement will be exercisable six months from their issuance date. As of June 30, 2023, the Company issued 8,155,900 common shares and warrants that relates to the December 2022 private placement and received $8,024, net of $445 that were recorded as issuance expenses.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

(2)	Share options and RSUs to employees, directors and consultants:

The Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and the 2019 Equity Compensation Plan (together, the “Plans”).

Under the Plans, share options, restricted shares (“RS”) and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

As of June 30, 2023, 6,547,093 common shares are available for future grants under the Plans.

a.	Options to consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Year ended June 30, 2022
	Number	Weighted average exercise price		Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	39,836		$-	6.99	158
Share options granted	55,000		$2.18	7.62	-
Share options forfeited	(3,791)	$
Share options outstanding at end of the period	91,045		$1.32	7.05	$44
Share options exercisable at the end of the period	43,545		$0.38	6.74	$44
Share options unvested	47,500		$2.18
Share options vested and expected to vest at the end of the period	91,045		$1.32	7.05	$44

	Year ended June 30, 2023
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	91,045	$1.32	7.05	44
Share options forfeited	(26,250)	$2.29
Share options outstanding at end of the period	64,795	$0.93	6.24	$29
Share options exercisable at the end of the period	59,795	$0.84	6.06	$29
Share options unvested	5,000	$2.00	8.44	-
Share options vested and expected to vest at the end of the period	64,795	$0.93	6.24	$29

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to share options granted by Pluri Inc. and its Subsidiary to consultants were recorded as follows:

	Year ended June 30,
	2023	2022
General and administrative expenses	6	30
	$6	$30

b.	Options to employees:

A summary of the share options granted to employees under the Plans by the Subsidiary is as follows:

	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	-	$-	-
Share options granted	1,834,821	$1.90
Share options outstanding at the end of the period	1,834,821	$1.90	3.47
Share options exercisable at the end of the period	917,406	$1.90	3.47
Share options unvested	917,415	$1.90	3.47
Share options vested and expected to vest at the end of the period	1,834,821	$1.90	3.47

As of June 30, 2023, the aggregate intrinsic value of these options was $0.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

On December 14, 2022, Yaky Yanay, the Company’s Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the Company’s existing equity compensation plans. In that regard, the Company granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month (see also item c), and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. All of these options were granted in December 2022 and will expire three years from the last vesting date.

In addition, the Board also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the last vesting date or the date which the Company increased its authorized share capital (see also item (1)).

Compensation expenses recorded in general and administrative expenses related to options granted by the Subsidiary to the Chief Executive Officer for the year ended June 30, 2023 were $568. There were no compensation expenses recorded in general and administration expenses related to options granted to employees for the year ended June 30, 2022.

Unamortized compensation expenses related to options granted to the Chief Executive Officer by the Subsidiary is approximately $174 to be recognized by the end of December 2023.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the years ended June 30, 2023 and 2022:

	Year ended June 30,
	2023	2022
	Number
Unvested at the beginning of period	1,935,015	2,404,415
Granted	334,821	85,000
Forfeited	(51,389)	(49,691)
Vested	(560,855)	(504,709)
Unvested at the end of the period	1,657,592	1,935,015
Expected to vest after the end of period	1,640,570	1,899,416

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs and Ever After’s common shares granted to employees and directors were recorded as follows:

	Year ended June 30,
	2023	2022
Research and development expenses	$55	$524
General and administrative expenses	2,150	7,913
	$2,205	$8,437

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri and its Subsidiary is approximately $1,529 to be recognized by the end of June 2026.

General and administrative expenses include:

1 - Compensation expenses for the year ended June 30, 2022, in the amount of $1,646 were related to 45,936 ordinary shares of Ever After that were allocated during February 2022 to the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, each pursuant to the terms of their respective employment and/or consulting agreements (see also note 1e).

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

The Company recognizes compensation expenses for the value of its market-based awards based on the results of the Monte Carlo valuation model. The fair value of the market-based awards granted on the grant date was $7.28 per share and the expected time for the market condition to be achieved, based on the Monte Carlo valuation model, is thirteen and a half months from the date of the grant. For the year ended June 30, 2022 the Company recognized $2,127 of expenses included in general and administrative expenses. There were no expenses related to this grant for the year ended June 30, 2023.

3 - Compensation expenses for the year ended June 30, 2023, in the amount of $273 were related to 334,821 RSUs, vesting ratably each month (see also item b).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

d.	RSUs to consultants:

The following table summarizes the activity related to unvested RSUs granted to non-employee consultants under the Plans by the Subsidiary for the years ended June 30, 2023 and 2022:

	Year ended June 30,
	2023	2022
	Number
Unvested at the beginning of period	41,249	76,249
Granted	-	10,000
Vested	(21,249)	(45,000)
Unvested at the end of the period	20,000	41,249

Compensation expenses related to RSUs granted to consultants by the Subsidiary were recorded as follows:

	Year ended June 30,
	2023	2022
Research and development expenses	$1	$47
General and administrative expenses	204	219
	$205	$266

e.	Summary of the Company’s warrants and options:

	Year ended June 30, 2023
Warrants / Options	Weighted average exercise price per share	Options and warrants for common share	Options and warrants exercisable for common share	Weighted average remaining contractual terms (in years)
Warrants:	$1.03	5,579,883	3,861,621	3.05
	$1.05	2,068,517	1,181,000	3.08
	$1.06	237,500	237,500	2.97
	$1.09	135,000	135,000	2.99
	$1.12	135,000	135,000	3.00
	$7.00	2,418,466	2,418,466	0.77
Total warrants		10,574,366	7,968,587

Options:	$0.93	64,795	59,795	6.24
	$1.12	334,821	167,406	3.04
	$1.56	500,000	250,000	3.25
	$2.08	500,000	250,000	3.25
	$2.60	500,000	250,000	3.25
Total options		1,899,616	977,201
Total warrants and options		12,473,982	8,945,788

This summary does not include 1,677,596 RSUs that are not vested as of June 30, 2023.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

(3)	Nasdaq Deficiency Notice:

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

NOTE 10: - FINANCIAL INCOME (EXPENSES), NET

	Year ended June 30,
	2023	2022
Foreign currency translation differences, net	$(1,709)	$922
Bank and broker commissions	(16)	(25)
Interest income on deposits	1,084	581
Loss from hedging derivatives	(157)	(372)
Financial income (expenses), net	(798)	1,106
EIB loan interest expenses	(843)	(887)
	$(1,641)	$219

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

In January 2018, Pluri Inc. registered as an Israeli resident with the Israel Tax Authority (the “ITA”) and the Israeli Value Added Tax Authorities. As a result, as of such date, Pluri Inc. is classified as a dual resident for tax purposes both in Israel and the United States.

In June 2018, Pluri Inc. and the Subsidiary submitted an election notice to the ITA to file a consolidated tax return in Israel commencing with the 2018 tax year.

2.	The Subsidiary:

Consolidated taxable income of Pluri and the Subsidiary (the “Consolidated tax unit”) is subject to tax at the rate of 23% for the years ended June 30, 2023 and 2022.

The consolidated tax unit is filing its consolidated tax reports in U.S. dollars based on specific regulations of the ITA which allow, in specific circumstances, filing tax reports in U.S. dollars (“Dollar Regulations”). Under the Dollar Regulations, the tax liability is calculated in U.S. dollars according to certain orders. The tax liability, as calculated in dollars, is translated into NIS according to the exchange rate as of June 30 of each year.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

With respect to the expansion programs pursuant to Amendment No. 60 to the Law, the duration of the benefit period has been amended, such that it starts at the later of the election year and the first year the Company earns taxable income provided that 12 years have not passed since the beginning of the election year and for companies in National Priority Zone A - 14 years have not passed since the beginning of the election year.

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

Accelerated depreciation:

The Subsidiary is eligible for deduction of accelerated depreciation on buildings, machinery and equipment used by the “Beneficiary Enterprise” at a rate of 200% (or 400% for buildings but not more than 20% depreciation per year) from the first year of the asset’s operation.

Conditions for the entitlement to the benefits:

The above-mentioned benefits are conditional upon the fulfillment of the conditions stipulated by the Law, regulations promulgated thereunder, and the Ruling with respect to the Beneficiary Enterprise. Non-compliance with the conditions may cancel all or part of the benefits and require the refund of the amount of the benefits, including interest. The Company’s management believes that the Subsidiary is meeting the aforementioned conditions.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

The Subsidiary did not apply Amendment No. 71 with respect to the preferred enterprise status but may choose to apply Amendment No. 71 in the future.

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

The 6% rate would apply to qualifying Israeli companies that are part of a group with global consolidated revenue of over NIS 10 billion (approximately $2,900,000). Other qualifying companies with global consolidated revenue below NIS 10 billion would be subject to a 12% tax rate.

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

Taxable income which is not produced as part of “Preferred Enterprise” income will be taxed at the regular tax rate (23% in 2023).

As of June 30, 2023, the Company’s management believes that the Company meets the conditions mentioned above to be considered as a Technological Preferred Enterprise.

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

4.	Ever After:

Ever After is an Israeli tax resident and is subject to corporate income tax at the rate of 23%.

b.	Carryforward losses for tax purposes

As of June 30, 2023, Pluri had a U.S. federal net operating loss carryforward for income tax purposes in the amount of $34,586. Net operating loss carryforwards arising in taxable years, can be carried forward and offset against taxable income for 20 years and thus will expire between 2022 and 2037. Net operating losses generated in tax years 2002 and 2003 have expired and were reduced from the total net operating loss carryforward available.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the U.S. Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2023, in the amount of approximately $129,286, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

In January 2018, Pluri Inc. registered as an Israeli resident with the ITA and the Israeli Value Added Tax Authorities.

As of June 30, 2023, Pluri Inc. and the Subsidiaries consolidated accumulated losses, for tax purposes, are approximately $188,233, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2023, in the amount of approximately $596, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

c.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2023	2022
Consolidated loss of Pluri Inc. and the Israeli Subsidiaries	$28,878	$41,370
Pluristem GmbH	9	4
	$28,887	$41,374

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2023	2022
Deferred tax assets:
Operating loss carryforwards	$80,534	$65,384
Research and development credit carryforwards	4,057	5,583
Issuance costs	68	-
Allowances and reserves	237	286

Total deferred tax assets before valuation allowance	84,896	71,253
Valuation allowance	(84,896)	(71,253)

Net deferred tax asset	$-	$-

As of June 30, 2023 and 2022, the Company has provided full valuation allowances with respect to the deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of operating losses and due to current uncertainty concerning its ability to realize these deferred tax assets in the future.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

As of June 30, 2023 and 2022, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of taxes at the federal statutory rate to Company’s provision for income taxes:

In 2023 and 2022, the main reconciling item of the statutory tax rate of the Company (21% to 23%) to the effective tax rate (0%) is tax loss carryforward and R&D credit carryforward for which a full valuation allowance was provided.

NOTE 12: - SUBSEQUENT EVENT.

a.	On July 11, 2023, the Board appointed Mr. Lorne Abony to serve as a member of the Board, effective immediately, to hold office until the next meeting of shareholders of the Company at which directors are being elected or as set forth in the Company’s bylaws. As remuneration for his service as a director, Mr. Abony agreed to forego an annual cash fee and, in return, received options to purchase 100,000 common shares, which shall vest quarterly over a one year period, at an exercise price of $0.76 per share, under the 2016 Plan, in accordance with the terms of the 2016 Plan.

b.	Pursuant to a shelf registration on Form S-3 filed on July 20, 2023, which we intend to obtain the effectiveness of in the near term, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $200,000.

c.	On August 31, 2023, Ever After entered into a Simple Agreement for Future Equity (the “SAFE Agreement”) with an investor (the “Investor”). Pursuant to the terms of the SAFE Agreement, Ever After will receive an aggregate amount of $2,500 (the “SAFE Amount”). In the event of a qualified equity financing, as defined in the SAFE Agreement, the investment made pursuant to the SAFE Agreement will be automatically converted into the number of shares of Ever After based on the lowest purchase amount multiplied by a discount price of 80%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2023, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On September 7, 2023, we provided a formal notice of termination of the ATM Agreement with Jefferies, which took effect on September 8, 2023.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Zami Aberman	Chairman	69	June 2019
Yaky Yanay	President Director Chief Executive Officer	52	February 2014 February 2015 June 2019
Chen Franco-Yehuda	Chief Financial Officer, Treasurer and Secretary	40	March 2019
Lorne Abony	Director	54	July 2023
Doron Birger	Director	72	July 2021
Rami Levi	Director	61	June 2021
Maital Shemesh-Rasmussen	Director	54	June 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Chairman since January 2022, as Executive Chairman from June 2019 until December 2021, as our Co-Chief Executive Officer from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. When he joined the Company, he changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the placenta (Decidua) as a source for cell therapy, combined with the Company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 40 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

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

Chen Franco-Yehuda

Ms. Franco-Yehuda was appointed as CFO, Treasurer, and Secretary of Pluri, effective in March 2019. She is responsible for managing financial and corporate strategy, and is also in charge of the finance, IT, investor relations, PR and legal departments. Prior to being appointed as our CFO, Ms. Franco-Yehuda served as the Company’s Head of Accounting and Financial Reporting since July 2016 and, prior to that, the Company’s Controller since May 2013. Before joining the Company, from October 2008 to April 2013, Ms. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014. Mrs. Franco-Yehuda also serves as a member of the board of directors of Brenmiller Energy Ltd. (Nasdaq: BNRG) since August 2022 and a director at Ever After Foods since February 2022.

Ms. Franco-Yehuda holds a bachelor’s degree with honors in economics and accounting from Haifa University, Israel, and is a certified public accountant in Israel.

Lorne Abony

Mr. Lorne Abony became a director of the Company in July, 2023. Mr. Abony, is an experienced entrepreneur who has decades of experience building and scaling multi-billion-dollar global businesses – both public and private companies – across multiple industries. He has served as a member of the board of directors of Yooma Wellness Inc. (CSE: YOOM), a company that markets, distributes and sells “wellness” products, including hemp seed oil and hemp-derived and cannabinoid products, since June 2020, of Einride AB, a freight technology company, since December 2021, of Amy Insights Inc., a company that simplifies sales performance tracking, since August 2022, and of VitroLabs Inc., a company that manufactures leather using stem cell-based technologies, since June 2023. Mr. Abony previously served as a member of the board of directors of Emmac Life Sciences Ltd., a medicinal cannabis company, from February 2018 to March 2021. Mr. Abony received his undergraduate degree magna cum laude from McGill University and after graduating from the University of Windsor law school in 1994 with an LL.B and the University of Detroit Mercy with a J.D. (Juris Doctor), he practiced corporate and securities law at a large Toronto law firm. Mr. Abony subsequently earned his MBA from Columbia Business School and embarked upon his successful and continuing entrepreneurial career.

We believe that Mr. Abony’s qualifications to sit on our Board include his experience in building and scaling global businesses, vast experience in capital markets and strategic planning, and his experience in the cellular agriculture and cultivated food sectors.

Doron Birger

Mr. Birger became a director of the Company in July 2021. Mr. Birger has been serving as the chairman of the board of directors of Sight Diagnostic Ltd. since June 2014 and as interim CEO from July 2022, as chairman of the board of directors of Nurami Medical Ltd., or Nurami, from April 2016 to March 2022, and is currently a director of Nurami, Ultrasight Medical Imaging Ltd. from June 2019, Intelicanna Ltd. (TASE: INTL) from April 2021 until April 2022, Matricelf Ltd. (TASE:MTLF ) from December 2020, Galooli from September 21 and as a director of IceCure Medical Ltd. (TASE: ICCM) since August 2012, Vibrant Ltd. since December 2014 until March 2023, Hera Med Ltd. (ASX: HMD) since November 2019, Citrine Global (OTC: CTGL) since March 2020, Kadimastem Ltd. (TASE: KDST) since December 2020 and Netiv Ha’or, a subsidiary of the Israel Electric Corporation Ltd., since March 2020 until March 2023, and as chairman and director in a variety of non-profit organizations. Prior to that, Mr. Birger has served as member of the board of directors of MCS Medical Compression Systems (DBN) Ltd. (TASE:MDCL) from March 2015 to May 2018, Mekorot National Water Company Ltd. from November 2015 to November 2018, and chairman of the board of directors of Insulin Medical Ltd. (TASE: INSL) from March 2016 to August 2017, IOPtima Ltd. from June 2012 to June 2019, MST Medical Surgical Technologies Ltd. from August 2009 to June 2019, Highcon Ltd. from November 2014 to January 2018, Magisto Ltd. from September 2009 to July 2019, Real Imaging Ltd. from November 2018 to April 2019 and Medigus Ltd. (Nasdaq and TASE: MDGS) from May 2015 to September 2018. Mr. Birger holds a BA and MA in economics from the Hebrew University, Israel.

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

Maital Shemesh-Rasmussen

Ms. Shemesh-Rasmussen became a director of the Company in June 2021. Ms. Shemesh-Rasmussen has served as the Chief Commercial Officer of Octave Bioscience, Inc. since February 2021. Prior to this role, Ms. Shemesh-Rasmussen served as the Global Head of Marketing at Roche Diagnostics Information Solutions between 2018 and 2020. Between 2016 and 2018, she was a consultant to Fitango Health, Inc. where she focused on marketing and business development. Between 2013 and 2016, she led Product Marketing at the Oracle Health Sciences Global Business Unit, as well as Marketing and Business Development in the Oracle Digital Health Innovation Unit. Prior to these positions, Ms. Shemesh-Rasmussen was the founder and president of Rasmussen Communication, Inc. In addition, Ms. Shemesh-Rasmussen served as Vice President at JPMorgan Chase Bank from 2002 until 2007. Ms. Shemesh-Rasmussen holds a BA in Behavioral Sciences from Ben Gurion University.

We believe that Ms. Shemesh-Rasmussen’s qualifications to sit on our Board include her experience in marketing for pharmaceutical companies, science, business development and investment banking.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until April 27, 2023, the members of our Audit Committee were Mr. Doron Birger, Mrs. Varda Shalev and Ms. Maital Shemesh-Rasmussen. Mrs. Varda Shalev was not re-nominated as a director for the 2023 annual meeting of shareholders, held on April 27, 2023, or the 2023 Annual Meeting, and her membership on the Board and Audit Committee terminated on April 27, 2023. Immediately following the vacancy, the Board appointed Mr. Rami Levy to serve on the Audit Committee. Following his appointment to the Board in July 2023, the Board appointed Mr. Lorne Abony to serve on the Audit Committee in place of Mr. Levy as of July 11, 2023. Mr. Birger is the Chairman of the Audit Committee, and our Board has determined that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Board also determined that Mr. Birger is an Audit Committee financial expert. The Audit Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee held six meetings during fiscal year 2023.

Compensation Committee

Until April 27, 2023, the members of our Compensation Committee were Mr. Rami Levi, Mrs. Maital Shemesh-Rasmussen and Mrs. Varda Shalev. Mrs. Varda Shalev was not re-nominated as a director for the 2023 annual meeting of shareholders, held on April 27, 2023, and her membership on the Board and Compensation Committee terminated as of April 27, 2023. Immediately following the vacancy, the Board appointed Mr. Doron Birger to serve on the Compensation Committee. Following his appointment to the Board in July 2023, the Board appointed Mr. Lorne Abony to serve on the Compensation Committee in place of Mr. Birger as of July 11, 2023. Ms. Shemesh-Rasmussen is the Chairman of the Compensation Committee. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The information on our website is not incorporated by reference into this Annual Report. The primary responsibilities of our Compensation Committee include:

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

Our Compensation Committee held five meetings during fiscal year 2023.

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

We have never received communications from shareholders recommending individuals to any of our independent directors. Therefore, we do not yet have a policy with regard to the consideration of any director candidates recommended by shareholders. In fiscal year 2023, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board. We have not received any recommendations from shareholders for Board nominees. All of the nominees for election at the 2023 meeting of shareholders were current members of our Board, at that time.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation owed to our CEO and our CFO, or our named executive officers, for the fiscal years ended June 30, 2023 and 2022. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year (1)	Salary ($)(2)		Non-Equity Plan Compensation ($)(3)	Share-based Awards ($)(4)		All Other Compensation ($)		Total ($)
Yaky Yanay	2023	414,086	(5)	128,058	2,169,642	(5)	33,787	(6)	2,742,573
CEO	2022	488,569		64,000	-		745,610	(8)	1,298,179

Chen Franco-Yehuda	2023	284,096		66,062	-		25,081	(7)	375,239
CFO	2022	310,253		44,000	-		253,953	(9)	608,206

(1)	The information is provided for each fiscal year, which begins on July 1 and ends on June 30.

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

(3)

For Mr. Yanay and Ms. Franco-Yehuda, we have accrued, but have not yet paid, bonuses during fiscal year 2023 of $128,058 and $66,062 respectively, for certain target bonuses as a result of the achievement of certain milestones that were defined by the Compensation Committee. We expect to pay such bonuses by November 2023.

(4)	The fair value recognized for the share-based awards was determined as of the grant date in accordance with Accounting Standard Codification, or ASC, Topic 718. The assumptions used in the calculations for these amounts for fiscal year 2023 are included in Note 9 to our audited consolidated financial statements for fiscal year 2023 and 2022 respectively, included elsewhere in this Annual Report (see also “Grants of Plan-Based Awards” table presented below).

(5)

On December 14, 2022, Mr. Yanay, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire on April 27, 2026.

(6)	Includes costs in connection with car and mobile phone expenses for Mr. Yanay for fiscal year 2023. We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed-up and is part of the amount in the “Salary” column.

(7)	Includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Franco-Yehuda for fiscal year 2023.

(8)

On February 26, 2022, the Subsidiary allocated 19,987 of its shares in Ever After Foods to Mr. Yanay pursuant to the terms of his employment agreement. The fair value recognized for these shares was $705,000.

This column also includes costs in connection with car and mobile phone expenses for Mr. Yanay in the amount of $41,000 for fiscal year 2022.

We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed-up and is part of the amount in the “Salary” column.

(9)

On February 26, 2022, the Subsidiary allocated 6,562 of its shares in Ever After Foods to Ms. Franco-Yehuda pursuant to the terms of her employment agreement. The fair value recognized for these shares was $235,000.

This column also includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Franco-Yehuda in the amount of $19,000 for Fiscal Year 2022.

Employment and Consulting Agreements

During fiscal year 2023, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Starting January 1, 2021, until December 31, 2022 Mr. Yanay’s monthly salary is NIS 99,000, approximately $30,000 per month. On December 14, 2022, Mr. Yanay agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 334,821 RSUs, vesting ratably each month, and (ii) options to purchase 334,821 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $1.12 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 1,500,000 common shares, with a term of 3 years, with the following terms: (i) options to purchase 500,000 common shares at an exercise price of $1.56 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 500,000 common shares at an exercise price of $2.08 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 500,000 common shares at an exercise price of $2.60 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire on April 27, 2026. Mr. Yanay is provided with a cellular phone and a Company car pursuant to the terms of his agreement. Furthermore, Mr. Yanay is entitled to a performance-based bonus of 1.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to seven times his monthly salary subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Mr. Yanay a discretionary bonus of up to 3 months of his monthly salary.

(b)	Starting January 1, 2021, Ms. Franco-Yehuda’s monthly salary is NIS 65,000. Ms. Franco-Yehuda also receives cellular phone expense reimbursements and is entitled to car expense reimbursements or Company car pursuant to the terms of her employment agreement. Furthermore, Ms. Franco-Yehuda is entitled to a performance-based bonus of 0.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to five and a half times her monthly salary, subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Ms. Franco-Yehuda a discretionary bonus of up to 3 months of her monthly salary.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (ii) in the event of termination of Ms. Franco-Yehuda’s employment, she is entitled to a severance payment, under Section 14 of the Israeli Severance Pay Law, and an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than six years in the aggregate.

In addition, Mr. Yanay and Ms. Franco-Yehuda are entitled to acceleration of the vesting of their options and RSUs in the following circumstances: (1) if we terminate their employment for a reason other than cause (as may be defined in each respective agreement), they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award, subject to the approval of the Board. In addition, Mr. Yanay and Ms. Franco-Yehuda are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective employment agreements.

In consideration with the options and RSUs granted to Mr. Yanay in the amount of 334,821 each with respect to his acceptance to forgo part of his salary on December 14, 2022 and the options granted to Mr. Yanay in the amount of 1,500,000 as described above, the vesting of the options shall accelerate in the following circumstances: (i) in case of the termination by the Company of the optionee’s employment arrangement in the position as CEO and President with the Company or any subsidiary, 100% of any unvested options; and (ii) in the event of a Change of Control, 100% of any unvested options.

For clarification purposes, the acceleration mechanism detailed above does not apply to the 500,000 RSUs granted to our CEO in September 2020, that were linked to the achievement of our market capitalization reaching of $550 million during the three-year period from the date of the grant.

The following table displays the value of what our CEO and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2023.

Officer	Salary		Accelerated Vesting of RSUs(1)		Accelerated Vesting of Options(8)	Total

Yaky Yanay
Terminated due to officer resignation	$547,332	(5)	$60,156	(2)	$-	$607,488
Terminated due to discharge of officer	$547,332	(5)	$249,222	(3)	$214,076	$1,010,630
Change in control	-		$249,222	(4)	$214,076	$463,298

Chen Franco Yehuda
Terminated due to officer resignation	$105,405	(6)	$12,031	(2)	$-	$117,436
Terminated due to discharge of officer	$105,405	(6)	$24,063	(7)	$-	$129,468
Change in control	-		$24,063	(7)	$-	$24,063

(1)	Value shown represents the difference between the closing market price of our common shares on June 30, 2023, of $0.77 per share and the applicable exercise price of each grant.

(2)	Up to 50% of all unvested RSUs issued under the applicable equity incentive plans vest upon resignation under the terms of those plans, subject to the approval of the Board at its sole discretion.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause, excluding 500,000 RSUs granted on September 10, 2020, that will vest upon achievement of increasing market capitalization of our common shares on the Nasdaq Global Market to $550 million within no more than 3 years from the date of grant. As of September 10, 2023, the conditions for vesting of the aforementioned RSUs were not met and the RSUs expired.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans excluding 500,000 RSUs granted on September 10, 2020, that will vest upon achievement of increasing market capitalization of our common shares on the Nasdaq Global Market to $550 million within no more than 3 years from the date of grant. As of September 10, 2023, the conditions for vesting of the aforementioned RSUs were not met and the RSUs expired.

(5)

Pursuant to his employment agreement, in case of termination, Mr. Yanay is entitled to adjustment fees of $240,000. In addition, as of June 30, 2023, Mr. Yanay is eligible to receive severance payments of $307,000, out of which $247,000 have been accrued in his severance fund. Therefore, we will need to pay the difference between Mr. Yanay’s eligibility to receive severance payment and the value of the fund, which as of June 30, 2023, amounted to $60,000.

(6)

Pursuant to her employment agreement, in case of termination, Ms. Franco-Yehuda’s is entitled to adjustment fees of $105,405 and not eligible to receive severance payments since she is subject to Section 14 of the Israeli Severance Pay Law, 1963 (“Severance Pay Law”).

(7)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause, or upon a change in control.

(8)	All unvested options issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause, or upon a change in control.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options, RSUs or restricted shares at the discretion of our Board in the future.

Outstanding Equity Awards at the End of Fiscal Year 2023

The following table presents the outstanding equity awards held as of June 30, 2023, by our named executive officers, all of which have been issued pursuant to our 2019 Equity Compensation Plan, or the 2019 Plan, and 2016 Equity Compensation Plan, or the 2016 Plan:

Name	Number of shares and options that have not vested (#)		Market value of shares and options that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)		Equity incentive plan awards: Market value of shares that have not vested ($)
Yaky Yanay	-		-	500,000	(1)	385,000
	156,250	(2)	120,313	-		-
	167,415	(3)	54,326	-		-
	167,415	(4)	128,910	-		-
	750,000	(5)	159,750	-		-

Chen Franco-Yehuda	31,250	(6)	24,063	-		-

(1)	500,000 RSUs granted on September 10 ,2020 vest in full upon milestone achievement of increasing our market capitalization on the Nasdaq Global Markets to $550 million within no more than three years from the date of grant. As of September 10, 2023, the conditions for vesting of the aforementioned RSUs were not met and the RSUs expired.

(2)	156,250 RSUs vest in 5 equal installments of 31,250 on September 10, 2023, and every three months thereafter.

(3)	167,415 options vests in 6 equal installments of 27,901 on July 31, 2023, and every month thereafter, as part of his salary waiver as described above.

(4)	167,415 RSUs vest in 6 equal installments of 27,901 on July 31, 2023, and every month thereafter, as part of his salary waiver as described above.

(5)	750,000 options vests in one installment on December 31, 2023.

(6)	31,250 RSUs vest in 5 equal installments of 6,250 on September 10, 2023, and every three months thereafter.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We have no long-term incentive plans, other than the 2016 Plan and the 2019 Plan, described in Item 12 below.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2023:

Name	Fees Earned or Paid in Cash ($)(2)	Total ($)
Zami Aberman	123,694	123,694
Doron Birger	45,421	45,421
Varda Shalev(1)	29,955	29,955
Rami Levi	40,750	40,750
Maital Shemesh-Rasmussen	44,000	44,000

(1)	Effective as of April 27, 2023, Ms. Varda Shalev, the Board and the Nominating Committee mutually agreed that Ms. Shalev would not be re-nominated as a director nominee. Such decision was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

(2)	Excluding VAT.

As of June 30, 2023, we have outstanding grants to our non-executive directors aggregating 1,579,915 RSUs of which 876,530 were exercisable or vested, as the case may be, as follows:

Name	Total of restricted shares and RSUs granted and outstanding	Total unvested restricted shares and RSUs.
Zami Aberman(1)	1,499,915	674,635
Doron Birger	20,000	11,250
Varda Shalev	20,000	-
Rami Levi	20,000	8,750
Maital Shemesh-Rasmussen	20,000	8,750
Total	1,579,915	703,385

(1)

Includes 500,000 RSUs granted on September 10, 2020, that will vest upon achievement of increasing market capitalization of our common shares on the Nasdaq Global Market to $550 million within no more than 3 years from the date of grant. As of September 10, 2023, the conditions for vesting of the aforementioned RSUs were not met and the RSUs expired.

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

Mr. Aberman serves as our Chairman of the Board, and on January 1, 2023, we entered into a new consulting agreement, or the New Agreement, with Mr. Aberman pursuant to which Mr. Aberman currently receives a yearly gross amount of $116,000 plus VAT ($9,667 per month), payment will be made on a monthly basis. On February 13, 2023, at the recommendation of our Compensation Committee, our Board approved, effective as of January 1, 2023, a new arrangement of consulting fee of Mr. Aberman from NIS 30,500 per month to $116,000 per year. All amounts that were paid, were paid plus value added tax. Mr. Aberman is also entitled, Subject to Board’s discretion, a special bonus payment of up to US$75,000 for extraordinary performance, or special efforts devoted on behalf of the Company. In addition, the Board of Directors or the Company’s Compensation Committee may decide to grant the Consultant with other bonus at the Board discretion. Mr. Aberman is also entitled to a monthly car expenses reimbursement of NIS 4,000.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 8, 2023 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of Directors and Named Executive Officers listed below is c/o Pluri Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage of Shares Beneficially Owned

Directors and Named Executive Officers
Yaky Yanay CEO, President and Director	2,121,811	(2)	5.01%

Chen Franco-Yehuda CFO	92,716		*

Lorne Abony Director	25,000	(4)	*

Doron Birger Director	11,250		*

Maital Shemesh-Rasmussen Director	13,750		*

Rami Levi Director	13,750		*

Zami Aberman Chairman of the Board of Directors	960,403	(3)	2.32%

Directors and Executive Officers as a group (7 persons)	3,238,680	(5)	7.71%

5% Shareholders

David M. Slager	2,305,877	(6)	5.58%

Shayna LP	3,599,621	(7)	8.70%

*	less than 1%

(1)	Based on 41,351,870 Common Shares issued and outstanding as of September 8, 2023. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes a warrant to acquire up to 7,143 shares and options to acquire 1,029,010 shares.
(3)	Includes a warrant to acquire up to 7,143 shares

(4)	Includes options to acquire up to 25,000 shares.

(5)	Includes a warrant to acquire up to 14,286 shares and options to acquire up to 1,054,010 shares.

(6)	Based solely upon a Schedule 13G filed by Mr. Slager, Regals Capital Management LP, or Regals Management, and Regals Fund LP, or Regals Fund, with the SEC on February 6, 2023. Regals Fund directly owned 1,554,939 shares. Regals Management, as the investment manager of Regals Fund, may be deemed to beneficially own the shares owned directly by Regals Fund. Mr. Slager, as the managing member of the general partner of Regals Management, may be deemed to beneficially own the shares beneficially owned by Regals Management, in addition to the 750,938 shares he owns directly, not including 486,000 shares issuable upon the exercise of warrants which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the Common Shares outstanding. The address of each of the entities and individual referenced in this footnote is c/o Regals Capital Management LP, 152 West 57th Street, 9th Floor, New York, NY 10019.

(7)	Based solely upon a Schedule 13G filed by Shayna LP, with the SEC on February 16, 2023. Shayna directly owned 3,599,621 shares, not including 3,599,621 shares issuable upon the exercise of warrants which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the Common Shares outstanding. The address of the entity referenced in this footnote is Shayna LP, CO Services, P.O. Box 10008, Willow House, Cricket Square, Grand Cayman, KY1-1001, Cayman Islands.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	1,899,616	$0.00001	6,547,093

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the arrangements described in Item 11, during fiscal years 2023 and 2022, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

The Board has determined that Lorne Abony, Doron Birger, Rami Levi, and Maital Shemesh-Rasmussen are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company in the last two fiscal years were as follows:

	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022

Audit Fees	$120,542	$114,532

Audit-Related Fees	5,573	6,214

Tax Fees	47,823	14,624

All Other Fees	2,625	36,975

Total Fees	$176,563	$172,345

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory filings.

Audit-Related Fees. These fees were comprised of fees related to the consent relates to our Form S-3 filings.

Tax Fees. These fees relate to our tax compliance and tax advisory projects.

All Other Fees. These fees were comprised of assistance in preparation of our periodical reports to the IIA.

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

As of June 30, 2023, we have accrued approximately $61,000 for the annual audit fees for fiscal year 2023 and approximately $5,000 for other fees, which we expect to pay PricewaterhouseCoopers during fiscal year 2024.

PART IV

ITEM 15. EXHIBITS.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on May 1, 2023 (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed on May 9, 2023).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

4.1	Form of Common Share Purchase Warrant dated April 2019 (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on April 5, 2019).

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 of our annual report on Form 10-K filed on September 10, 2020).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 7, 2022).

10.3	Exclusive License and Commercialization Agreement dated June 26, 2013, between Pluristem Ltd. and CHA (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 11, 2013).

10.4+	Summary of Directors’ Ongoing Compensation (incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed on September 10, 2020).

10.5+	Form of Indemnification Agreement between Pluristem Therapeutics Inc. and each of our directors and officers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 8, 2021).

10.6+	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016).

10.7+	Form of Share Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016).

10.8+	Form of Restricted Share Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 7, 2016).

10.9+	Form of Restricted Share Agreement (Israeli directors and officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 7, 2016).

10.10+	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019).

10.11+	Form of Share Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 12, 2019).

10.12+	Form of Restricted Share Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.13+	Form of Restricted Share Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 12, 2019).

10.14+	Form of Restricted Stock Unit Agreement (executive officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 13, 2021).

10.15+	Form of Restricted Stock Unit Agreement (directors) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 13, 2021).

10.16+	Form of Restricted Stock Unit Agreement (employees) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 13, 2021).

10.17+	Consulting Agreement between Pluristem Ltd. and Mr. Zalman (Zami) Aberman dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 3, 2022).

10.18+	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020 (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 10, 2020).

10.19+	Amended and Restated Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 10, 2020 (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 10, 2020).

10.20+	Letter agreement by and between Pluristem Ltd. and Chen Franco-Yehuda, dated September 13, 2021(incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on September 13, 2021).

10.21^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 10, 2020).

10.22	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.23	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.24	Open Market Sales Agreement, dated July 16, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of our registration statement on Form S-3 filed on July 16, 2020).

10.25+	Letter agreement by and between Pluristem Ltd. and Rose High Tech Ltd., dated September 13, 2021 (incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K filed on September 13, 2021).

10.26+	Letter agreement by and between Pluristem Ltd. and Yaky Yanay, dated September 13, 2021 (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 13, 2021).

10.27+	Amended and Restated Consulting Agreement by and between Pluri Biotech Ltd. and Mr. Zalman (Zami) Aberman, dated February 13, 2023. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 13, 2023).

10.28^	Share Purchase Agreement, dated January 5, 2022, by and among Tnuva Food-Tech Incubator (2019), Limited Partnership, Plurinuva Ltd. and Pluri-Biotech Ltd. (formerly Pluristem Ltd.) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.29^	Technology License Agreement, dated January 5, 2022, by and between Pluri-Biotech Ltd. (formerly Pluristem Ltd.) and Plurinuva Ltd. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 19, 2022).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 21, 2022).

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chen Franco-Yehuda.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Chen Franco-Yehuda.

101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluri Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer
Dated: September 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: September 12, 2023

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 12, 2023

By:	/s/ Zami Aberman
Zami Aberman, Chairman of the Board
Dated: September 12, 2023

By:	/s/ Lorne Abony
Lorne Abony, Director
Dated: September 12, 2023

By:	/s/ Doron Birger
Doron Birger, Director
Dated: September 12, 2023

By:	/s/ Rami Levi
Rami Levi, Director
Dated: September 12, 2023

By:	/s/ Maital Shemesh-Rasmussen
Maital Shemesh-Rasmussen, Director
Dated: September 12, 2023