Form 10-Q
period 2023-09-30
Pluri Inc.
filed 2023-11-13
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 001-31392

PLURI INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0351734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MATAM Advanced Technology Park, Building No. 5, Haifa, Israel	3508409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 011-972-74-7108600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.00001	PLUR	The Nasdaq Capital Market

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 41,480,172 common shares issued and outstanding as of November 13, 2023.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity	4-5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Financial Statements	8-15

i

PLURI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2023	June 30, 2023
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$5,253	$5,360
Short-term bank deposits		28,356	34,811
Restricted cash		295	269
Prepaid expenses and other current assets		1,354	969
Total current assets		35,258	41,409

LONG-TERM ASSETS:

Restricted bank deposits		611	627
Severance pay fund		426	439
Property and equipment, net		768	688
Operating lease right-of-use asset		7,472	7,633
Other long-term assets		7	1
Total long-term assets		9,284	9,388

Total assets		$44,542	$50,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2023	June 30, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$973	$1,812
Accrued expenses		1,024	1,209
Operating lease liability		643	627
Accrued vacation and recuperation		689	873
Other accounts payable		993	1,100
Total current liabilities		4,322	5,621

LONG-TERM LIABILITIES

Accrued severance pay		580	598
Operating lease liability		5,430	5,748
Loan from the European Investment Bank (“EIB”)	4	23,172	23,530
Total long-term liabilities		29,182	29,876

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 300,000,000 as of September 30, 2023, and June 30, 2023; Issued and outstanding: 41,448,521 and 41,245,495 shares as of September 30, 2023, and June 30, 2023, respectively		*	*
Additional paid-in capital		413,446	412,939
Accumulated deficit		(404,545)	(399,584)
Total shareholders’ equity		8,901	13,355
Non-controlling interests		2,137	1,945
Total equity		11,038	15,300
Total liabilities and equity		$44,542	$50,797

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2023	2022

Revenues	$54	$87
Operating expenses:
Research and development expenses	$(3,366)	$(4,503)
Less: participation by the National Institute of Allergy and Infectious Diseases (“NIAID”), the Israeli Innovation Authority (“IIA”), Horizon Europe and other parties	373	233
Research and development expenses, net	(2,993)	(4,270)
General and administrative expenses	(2,438)	(2,740)

Operating loss	(5,377)	(6,923)

Interest expenses	(214)	(194)
Other financial income, net	493	848
Total financial income, net	279	654

Net loss	$(5,098)	$(6,269)
Net loss attributed to non-controlling interest	$(137)	$(148)
Net loss attributed to shareholders	$(4,961)	$(6,121)

Loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.19)

Weighted average number of shares used in computing basic and diluted net loss per share	41,331,764	32,562,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants	127,171		(*	)	659	-	659	325	984
Modification of warrants to non-controlling interests	-		-		(385)	-	(385)	385	-
Net loss	-		-		-	(6,121)	(6,121)	(148)	(6,269)

Balance as of September 30, 2022	32,634,662	$	(*	)	$401,576	$(377,384)	$24,192	$2,709	$26,901

(*)	Less than $1

PLURI INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2023	41,245,495	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	203,026		(*	)	507	-	507	329	836
Net loss	-		-		-	(4,961)	(4,961)	(137)	(5,098)
Balance as of September 30, 2023	41,448,521	$	(*	)	$413,446	$(404,545)	$8,901	$2,137	$11,038

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,098)	$(6,269)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	67	100
Share-based compensation to employees, directors and non-employee consultants	836	984
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	(391)	674
Decrease in trade payables	(883)	(450)
Decrease in other accounts payable and accrued expenses	(476)	(1,344)
Decrease in operating lease right-of-use asset and liability	(141)	(15)
Increase in interest receivable on deposits	(180)	(493)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	772	166
Long term interest payable and exchange rate differences relate to EIB loan	(358)	(957)
Accrued severance pay, net	(5)	(5)
Net cash used for operating activities	$(5,857)	$(7,609)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(103)	$(73)
Proceeds from withdrawal of short-term deposits, net	5,905	6,466
Net cash provided by investing activities	$5,802	$6,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Three months ended September 30,
	2023	2022

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(42)	$(166)

Decrease in cash, cash equivalents and restricted cash	(97)	(1,382)
Cash, cash equivalents and restricted cash at the beginning of the period	6,256	11,413
Cash, cash equivalents and restricted cash at the end of the period	$6,159	$10,031

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	5,253	8,744
Restricted cash	295	653
Long-term restricted bank deposits	611	634
Total cash, cash equivalents, restricted cash and restricted bank deposits	$6,159	$10,031

(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$118	$20
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$25	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.

Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on Nasdaq Capital Market and Tel Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd. (“Ever After”) formerly known as Plurinuva Ltd. Ever After is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”). Pluri Inc., the Subsidiary, the German Subsidiary and Ever After are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Ever After are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine and food tech and plans to utilize it in other industries and verticals that have a need for a mass scale and cost-effective cell expansion platform such as cellular agriculture and biologics. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.	The Company has incurred an accumulated deficit of approximately $404,545 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2023, the Company’s total shareholders’ equity amounted to $8,901. During the three-month period ended September 30, 2023, the Company incurred losses of $4,961 and its negative cash flow from operating activities was $5,857.

As of September 30, 2023, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $34,515. The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial and collaboration agreements, from grants to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. There is no assurance, however, that the Company will be able to obtain the adequate level of financial resources that are required for the long-term development and commercialization of its products.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2023, but not all disclosures required by GAAP are included.

Operating results for the three-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits and restricted bank deposits and other current assets, trade payable and other accounts payable and accrued expenses, approximate their fair value because of their generally short-term maturities.

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

During June 2021, Pluri received the first tranche in an amount of €20 million under the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan.

Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Company measures its liability pursuant to the Finance Contract with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. The Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030 (see also note 4).

PLURI INC.

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

i.	Recently adopted accounting pronouncements

ASU No. 2016-13-“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission rules (“SRC”)) to fiscal years beginning after December 15, 2022, including interim periods.

The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company meets the definition of an SRC and adopted the new accounting standard effective July 1, 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2023, an amount of $906 of cash and deposits was pledged by the Subsidiary for bank guarantees related to its facility operating lease agreement and to secure its credit line for hedging transactions.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month LIBOR applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of September 30, 2023, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,564, not including LIBOR interest as described above.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

c.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (Ichilov Hospital) to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“cGVHD”). As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to cGVHD, with a maximum aggregate royalty amount of approximately $500.

d.	As to royalties to the EIB, see note 4.

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into a Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached, receivable in three tranches, with the first tranche consisting of €20 million, second of €18 million and third of €12 million for a period of 36 months from the signing of the Finance Contract.

The tranches will be treated independently, each with its own interest rate and maturity period. The annual interest rate is 4% (consisting of a 4% deferred interest rate payable upon maturity), for the first tranche, 4% (consisting of a 1% fixed interest rate and a 3% deferred interest rate payable upon maturity) for the second tranche and 3% (consisting of a 1% fixed interest rate and a 2% deferred interest rate payable upon maturity) for the third tranche.

In addition to any interest payable on the Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of September 30, 2023, the accrual liability pertaining to royalties to EIB is immaterial.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of September 30, 2023, the linked principal balance in the amount of $21,198 and the interest accrued in the amount of $1,974 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

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

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

On July 16, 2020, the Company entered into an at-the market agreement (the “ATM Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which it may issue and sell our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, the Company filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. On September 21, 2022, as a result of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, the Company reduced the amount available to be sold under the ATM Agreement to a maximum aggregate offering price of up to $11,800,000 of our common shares from time to time through Jefferies. On September 7, 2023, the Company provided a formal notice of termination of the ATM Agreement with Jefferies, which took effect on September 8, 2023. During the three-month period ended September 30, 2022 and 2023, the Company did not sell any of its common shares under the ATM Agreement.

a.	Options to consultants:

A summary of the share options to non-employee consultants under equity incentive plans of Pluri Inc. is as follows:

	Three months ended September 30, 2023
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Share options outstanding at the beginning of the period	64,795	$0.93	6.24	$29
Share options outstanding at the end of the period	64,795	$0.93	5.99	$22

Share options exercisable at the end of the period	62,295	$0.88	5.90	$22
Share options unvested	2,500	$2.00	8.19	-
Share options vested and expected to vest at the end of the period	64,795	$0.93	5.99	$22

Compensation expenses recorded in general and administrative expenses related to options granted to consultants for the three months ended September 30, 2023 and 2022 were $1 and $12, respectively.

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to the Chief Executive Officer and Director:

A summary of the share options granted to the Chief Executive Officer and Director under equity incentive plans of Pluri Inc. is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)
Share options outstanding at the beginning of the period	1,834,821	$1.90	3.47
Options granted	100,000	0.76	7.41
Share options outstanding at the end of the period	1,934,821	$1.85	3.69

Share options exercisable at the end of the period	1,001,109	$1.84	2.95
Share options unvested	933,712	$1.85	3.69
Share options vested and expected to vest at the end of the period	1,934,821	$1.85	3.69

As of September 30, 2023, the aggregate intrinsic value of these options was $0.

Compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and a director for the three months ended September 30, 2023 were $119. There were no compensation expenses recorded in general and administrative expenses related to options granted to employees and directors for the three months ended September 30, 2022.

c.	Restricted Stock Units (“RSUs”) to employees, directors and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees and directors under equity incentive plans of Pluri Inc. for the three-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	Number
Unvested at the beginning of the period	1,657,592	1,935,014
Forfeited	(1,003,873)	(27,951)
Vested	(183,025)	(106,546)
Unvested at the end of the period	470,694	1,800,517
Expected to vest after the end of the period	456,779	1,770,417

Compensation expenses related to RSUs granted to employees and directors were recorded as follows:

	Three months ended September 30,
	2023	2022
Research and development expenses	$31	$63
General and administrative expenses	318	546
	$349	$609

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. are approximately $866, to be recognized by the end of June 2026.

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

2.	RSUs to consultants:

The following table summarizes the activity related to RSUs granted to consultants under equity incentive plans of Pluri Inc. for the three-month periods ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	Number
Unvested at the beginning of the period	20,000	41,249
Vested	(20,000)	(20,625)
Unvested at the end of the period	-	20,624

Compensation expenses related to RSUs granted to consultants by Pluri Inc. were recorded as follows:

	Three months ended September 30,
	2023	2022
Research and development expenses	$-	$38
General and administrative expenses	38	(*	)
	$38	$38

(*)	Less than $1.

NOTE 6: - SUBSEQUENT EVENTS

a.	On August 31, 2023, and as amended and restated as of October 9, 2023, Ever After entered into a Simple Agreement for Future Equity (the “SAFE Agreement”) with an investor. Pursuant to the terms of the SAFE Agreement, Ever After will receive an aggregate amount of $2,500 (the “SAFE Amount”). In the event of a qualified equity financing, as defined in the SAFE Agreement, the investment made pursuant to the SAFE Agreement will be automatically converted into the number of shares of Ever After based on the lowest purchase amount multiplied by a discount price of 80%. To date, the SAFE has not yet closed as the SAFE Amount has not yet been transferred to Ever After as of the date of these financial statements.

b.	On October 17, 2023, the Company received a letter (the “Letter”), from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) approving an extension of an additional 180 calendar days from the date of the Letter, or until April 15, 2024 (the “Additional Compliance Period”) to regain compliance with Nasdaq’s minimum bid price requirement, as well as approving the Company’s application to transfer its securities from The Nasdaq Global Market to The Nasdaq Capital Market, starting at the opening of business on October 19, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development and potential benefits from our products in regenerative medicine, biologics and food technology, or food tech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	the prospects of entering into additional license agreements, or other forms of cooperation with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	our expectation to demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	the Israeli government is pursuing extensive changes to Israel’s judicial system, which may negatively impact the business environment in Israel with reluctance for investments or transactions as well as lead to increased currency fluctuations, downgrades in credit rating and increased interest rates; and

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research and development, clinical and preclinical trials do not guarantee that the conclusions of future research and development or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, development, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, or the 2023 Annual Report, as well as Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” mean Pluri Inc. and our wholly owned subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, and our subsidiary Ever After Foods Ltd., or Ever After, unless otherwise indicated or as otherwise required by the context.

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

Our operations are focused on the research, development and manufacturing of cells and cell-based products, conducting clinical studies and the business development of cell therapeutics and cell-based technologies, such as our collaboration with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva, to use our technology to establish a cultivated food platform, as well as a collaboration agreement we signed in 2022 with a leading European manufacturer of active pharmaceutical ingredients, or APIs, to use our expansion technology, which aims to revolutionize the production of biologics by enabling a cost-effective, sustainable and cruelty-free ingredient.

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

In July 2023, we announced that we signed a three year $4.2 million contract with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, which is part of the NIH. Under such contract, we will collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, or AFRRI, and the Uniformed Services University of Health Sciences, or USUHS, in Maryland, U.S.A., to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure.

Food Tech

On January 5, 2022, we signed definitive collaboration agreements with Tnuva through the Subsidiary. Under the definitive collaboration agreements, or the Joint Venture Agreement, we established a new company, Ever After, with the purpose of developing cultivated meat products of all types and kinds. Ever After is engaged in the development, manufacturing and commercialization of technology, know-how and products that will be based on licensed products relating to the field of cultivated meat.

Our joint venture successfully completed proof of concept in its development of cultivated meat based on our cell-based technology platform. Ever After is also using PluriMatrix for producing cultivated meat.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022.

Revenues

Revenues for the three-month period ended September 30, 2023 were $54,000 as compared to $87,000 in revenues during the three-month period ended September 30, 2022. Revenues for the three-month period ended September 30, 2023 were mainly related to services provided in the field of process and product development. Revenues for the three-month period ended September 30, 2022 were mainly related to our collaboration in the biologic field.

Research and Development Expenses, Net

Research and development, or R&D, expenses, net (costs less participation by the IIA, Horizon 2020, Horizon Europe and the NIAID) for the three-month period ended September 30, 2023 decreased by 30% from $4,270,000 for the three-month period ended September 30, 2022 to $2,993,000. The decrease is mainly attributed to: (1) a decrease in clinical studies expenses following the completion of our CLI, COVID-19 and muscle regeneration following hip fracture studies, and (2) a decrease in salaries and related expenses due to the exchange rate differences related to the strength of the U.S. dollar against the NIS and a reduction in head count of 10 R&D employees (99 on September 30, 2023, compared to 109 on September 30, 2022), partially offset by (3) increased participation of the NIAID related to the H-ARS contract which commenced in fiscal year 2024.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2023 decreased by 11% from $2,740,000 for the three-month period ended September 30, 2022 to $2,438,000 mainly due to: (1) a decrease in salaries and related expenses due to the exchange rate differences relates to the strength of the U.S. dollar against the NIS (2) the reduction of our CEO’s salary, whereby he waived 50% of his salary and converted it to restricted stock units, or RSUs, and options, and (3) a decrease in costs relates to our directors and officers insurance policy.

Other Financial Income, net

Other financial income, net, decreased by 42% from $848,000 in financial income for the three-month period ended September 30, 2022 to $493,000 in financial income for the three-month period ended September 30, 2023. This decrease is mainly attributable to a reduction in income from exchange rate differences related to the EIB loan. This decrease was partially offset by expenses from exchange rate related to NIS deposits following the strength of the U.S. dollar against the NIS and from increased income related to interest on deposits, due to an increase in interest rates.

Interest Expenses

Interest expenses increased by 10% from $194,000 for the three-month period ended September 30, 2022 to interest expenses of $214,000 for the three-month period ended September 30, 2023. This increase is attributable solely to exchange rate differences of Euro versus the U.S. dollar.

Net Loss

Net loss for the three-month period ended September 30, 2023 was $5,098,000, as compared to net loss of $6,269,000 for the three-month period ended September 30, 2022. The decrease was due to a decrease in general and administrative expenses and research and development expenses, as part of our efforts to reduce costs pursuant to an efficiency plan, in addition to the completion or termination of several clinical studies. Net loss per share attributed to shareholders for the three-month period ended September 30, 2023 was $0.12, as compared to $0.19 for the three-month period ended September 30, 2022. We had net loss attributed to our non-controlling interest in Ever After for the three-month period ended September 30, 2023 of $137,000.

For the three-month periods ended September 30, 2023 and 2022, we had weighted average common shares outstanding of 41,331,764 and 32,562,596, respectively which were used in the computations of net loss per share for the three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs issued to directors, employees and consultants.

Liquidity and Capital Resources

As of September 30, 2023, our total current assets were $35,258,000 and total current liabilities were $4,322,000. On September 30, 2023, we had a working capital surplus of $30,936,000, total equity of $11,038,000, out of which $2,137,000 is attributed to the non-controlling interest in Ever After, and an accumulated deficit of $404,545,000.

Our cash and cash equivalents as of September 30, 2023 amounted to $5,253,000, compared to $8,744,000 as of September 30, 2022, and compared to $5,360,000 as of June 30, 2023. Cash balances changed in the three months ended September 30, 2023 compared to the three months ended September 2022 for the reasons presented below.

Net cash used for operating activities was $5,857,000 in the three months ended September 30, 2023, compared to $7,609,000 in the three months ended September 30, 2022. The decrease is mainly attributed to a decrease in net loss following the completion of clinical trials and the implementation of our cost reduction and efficiency plan. Cash used in operating activities in the three months ended September 30, 2023 and 2022 consisted primarily of payments to suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the EU’s Horizon 2020 and Horizon Europe programs, and funds received from the NIAID contract.

Investing activities provided cash of $5,802,000 in the three months ended September 30, 2023, compared to cash provided of $6,393,000 for the three months ended September 30, 2022. The investing activities in the three-month period ended September 30, 2023 and September 30, 2022 consisted primarily of the withdrawal of short-term deposits, net of $5,905,000 and $6,466,000, respectively.

We had no financing activities in the three months ended September 30, 2023 or 2022.

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

During the three months ended September 30, 2022, and 2023, we did not sell of our any common shares under the ATM Agreement.

Pursuant to a shelf registration on Form S-3 filed on September 12, 2023, which became effective on September 21, 2023, the Company may elect, from time to time, to offer and sell common shares, preferred stock, warrants and units having an aggregate offering price of up to $200,000,000.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of September 30, 2023, the interest accrued was in the amount of €1,863,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on the Company’s consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of the Company’s consolidated revenues below $350 million, 1.2% of the Company’s consolidated revenues between $350 million and $500 million and 0.2% of the Company’s consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2023, total grants obtained from the IIA aggregated to approximately $27,743,000 and total royalties paid and accrued amounted to $179,000.

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

Through September 30, 2023, we received total grants of approximately $774,000 in cash from the IIA pursuant to the CRISPR-IL consortium program; no amount was received during the three months ended September 30, 2023.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced PeRsOnalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. An amount of approximately Euro 500,000 (approximately $533,745) will be a direct grant that will be allocated to us. Through September 30, 2023, we received a payment of approximately $185,000 in cash, which relates to the PROTO program.

The Phase I/II study will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

On July 11, 2023, we signed a three-year $4,200,000 contract with the NIAID, which is part of the NIH. We will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI and USUHS to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, which may be extended for an additional two-year period. As of September 30, 2023, we expect to receive from the NIAID grant approximately $382,000.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200,000,000. As of November 13, 2023, no securities have been sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $404,545,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from collaborations and sales of licenses to use our technology or products, but in the short and medium terms these will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our research and development and clinical study activities.

We are continually looking for sources of funding, including non-diluting sources such as collaboration with other companies via licensing agreements, joint venture and partnerships, R&D contracts such as our agreement with the NIAID, research grants such as the IIA grants and the European Union grant, and sales of our common shares.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition or future results.

We could fail to maintain the listing of our common shares on the Nasdaq Global Market, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

On April 19, 2023, we received a letter, or Notice, from The Nasdaq Stock Market, or Nasdaq, advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common shares had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1), or MBPR. The Notice had no effect on the listing of our common shares at that time, and our common shares continued to trade on Nasdaq under the symbol “PLUR.”

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days period following the date of that Notice the closing bid price of our common shares will close at or above $1.00 for a minimum of ten (10) consecutive business days, we will regain compliance with the MBPR and our common shares will continue to be eligible for listing on Nasdaq, absent noncompliance with any other requirement for continued listing. The compliance period, or Compliance Period, to comply with the MBPR has expired on October 16, 2023.

On October 17, 2023, the Company received a letter, or the Letter, from Nasdaq approving an extension of an additional 180 calendar days from the date of the Letter, or until April 15, 2024, or the Additional Compliance Period to regain compliance with the MBPR as well as approving our application to transfer our securities from The Nasdaq Global Market to The Nasdaq Capital Market starting at the opening of business on October 19, 2023. Our common shares will continue to trade under the symbol “PLUR.” The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

If at any time during the Additional Compliance Period, the bid price of the common shares closes at or above $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq will provide us with written confirmation of compliance with the MBPR and the matter will be closed. If we do not regain compliance within the Additional Compliance Period or do not comply with the terms of the extension, Nasdaq will provide notice that our securities will be delisted from The Nasdaq Capital Market.

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

We conduct our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations and Israel’s war against them, may affect our operations.

Our offices are located in Haifa, Israel, thus, political, economic, and military conditions in Israel may directly affect our business. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated and there is a possibility that it will turn into a greater regional conflict in the future.

As of today, there is no material impact on the Company’s operations. According to the recent guidelines of the Israeli government, the Company’s offices are open and functioning as usual. However, if the war will escalate and expand to the Northern border with Lebanon, and the Israeli government will impose additional restrictions on movement and travel, our management and employees’ ability to effectively perform their daily tasks might be temporarily disrupted, which may result in delays in some of our projects.

The Company currently has the supply of raw materials needed for its regular operations. While there may be some possible delays in supply, those are currently not anticipated to be material to the Company’s operations. However, if the war continues for a significant amount of time, this situation may change.

Any hostilities involving Israel, terrorist activities, political instability or violence in the region, or the interruption or curtailment of trade or transport between Israel and its trading partners could make it more difficult for us to raise capital, if needed in the future, and adversely affect our operations and results of operations and the market price of our common shares. In addition, to the extent the IIA no longer makes grants similar to those we have received in the past, it could adversely affect our financial results.

Our insurance does not cover damage or losses that may occur as a result of the current war by Israel against Hamas. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, and results of operations.

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of a military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. Currently, only a few of the Company’s employees have been called up to military service, none of whom are in management positions. However, if the number of reservists in our Company increases and becomes significant, our operations could be disrupted by such call-ups.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial condition. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, and adversely affect our ability to raise additional funds or sell our securities, among other impacts.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on May 1, 2023 (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed on May 9, 2023).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 13, 2023

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 13, 2023