Form 10-Q
period 2023-12-31
Pluri Inc.
filed 2024-02-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 41,480,172 common shares issued and outstanding as of February 12, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity	4-5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Financial Statements	8-17

i

PLURI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2023	June 30, 2023
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$5,468	$5,360
Short-term bank deposits		25,152	34,811
Restricted cash		373	269
Prepaid expenses and other current assets		1,259	969
Total current assets		32,252	41,409

LONG-TERM ASSETS:

Restricted bank deposits		645	627
Severance pay fund		460	439
Property and equipment, net		788	688
Operating lease right-of-use asset		7,340	7,633
Long-term deposit and other long-term assets		79	1
Total long-term assets		9,312	9,388

Total assets		$41,564	$50,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2023	June 30, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$1,104	$1,812
Accrued expenses		1,012	1,209
Operating lease liability		654	627
Accrued vacation and recuperation		779	873
Other accounts payable		981	1,100
Total current liabilities		4,530	5,621

LONG-TERM LIABILITIES

Accrued severance pay		613	598
Operating lease liability		5,403	5,748
Loan from the European Investment Bank (“EIB”)	4	24,401	23,530
Total long-term liabilities		30,417	29,876

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 300,000,000 as of December 31, 2023, and June 30, 2023; Issued and outstanding: 41,680,023 and 41,245,495 shares as of December 31, 2023, and June 30, 2023, respectively		*	*
Additional paid-in capital		413,849	412,939
Accumulated deficit		(409,450)	(399,584)
Total shareholders’ equity		4,399	13,355
Non-controlling interests		2,218	1,945
Total equity		6,617	15,300
Total liabilities and equity		$41,564	$50,797

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31		Three months ended December 31,
	2023	2022	2023	2022

Revenues	$159	$89	$105	$2
Operating expenses:
Research and development expenses	$(6,704)	$(9,079)	$(3,338)	$(4,575)
Less: participation by the National Institute of Allergy and Infectious Diseases (“NIAID”), the Israeli Innovation Authority (“IIA”), Horizon Europe and other parties	747	1,023	374	790
Research and development expenses, net	(5,957)	(8,056)	(2,964)	(3,785)
General and administrative expenses	(4,792)	(5,635)	(2,354)	(2,896)

Operating loss	(10,590)	(13,602)	(5,213)	(6,679)

Interest expenses	(430)	(406)	(216)	(212)
Other financial income (expenses), net	928	(515)	435	(1,363)
Total financial income (expenses), net	498	(921)	219	(1,575)

Net loss	$(10,092)	$(14,523)	$(4,994)	$(8,254)
Net loss attributed to non-controlling interest	$(226)	$(285)	$(89)	$(137)
Net loss attributed to shareholders	$(9,866)	$(14,238)	$(4,905)	$(8,117)

Loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.44)	$(0.12)	$(0.24)

Weighted average number of shares used in computing basic and diluted net loss per share	41,428,439	32,878,434	41,526,817	33,194,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	32,507,491	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants	233,539		(*	)	1,355	-	1,355	542	1,897
Issuance of common shares and warrants related to December 2022 private placement, net of issuance costs of $361	5,550,121		(*	)	5,406		5,406		5,406
Modification of warrants to non-controlling interests	-		-		(385)	-	(385)	385	-
Expiration of warrants in Ever After	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(14,238)	(14,238)	(285)	(14,523)

Balance as of December 31, 2022	38,291,151	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of October 1, 2022	32,634,662	$	(*	)	$401,576	$(377,384)	$24,192	$2,709	$26,901
Share-based compensation to employees, directors, and non-employee consultants	106,368		(*	)	696	-	696	217	913
Issuance of common shares and warrants related to December 2022 private placement, net of issuance costs of $361	5,550,121		(*	)	5,406	-	5,406	-	5,406
Expiration of warrants in Ever After	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(8,117)	(8,117)	(137)	(8,254)

Balance as of December 31, 2022	38,291,151	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966

(*)	Less than $1

PLURI INC.

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2023	41,245,495	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	434,528		(*	)	910	-	910	499	1,409
Net loss	-		-		-	(9,866)	(9,866)	(226)	(10,092)
Balance as of December 31, 2023	41,680,023	$	(*	)	$413,849	$(409,450)	$4,399	$2,218	$6,617

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of October 1, 2023	41,448,521	$	(*	)	$413,446	$(404,545)	$8,901	$2,137	$11,038
Share-based compensation to employees, directors, and non-employee consultants	231,502		(*	)	403	-	403	170	573
Net loss	-		-		-	(4,905)	(4,905)	(89)	(4,994)
Balance as of December 31, 2023	41,680,023	$	(*	)	$413,849	$(409,450)	$4,399	$2,218	$6,617

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,092)	$(14,523)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	131	197
Share-based compensation to employees, directors and non-employee consultants	1,409	1,897
Increase in prepaid expenses, other current assets and other long-term assets	(299)	(500)
Decrease in trade payables	(713)	(517)
Decrease in other accounts payable and accrued expenses	(410)	(1,290)
Increase (decrease) in operating lease right-of-use asset and liability, net	(25)	113
Decrease (increase) in interest receivable on deposits	3	(388)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(373)	111
Linkage differences and interest on long-term deposits	(2)	-
Long term interest payable and exchange rate differences relate to EIB loan	871	997
Accrued severance pay, net	(6)	14
Net cash used for operating activities	$(9,506)	$(13,889)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(224)	$(141)
Proceeds from short-term deposits, net	10,012	7,203
Investment in long-term deposits	(67)	-
Net cash provided by investing activities	$9,721	$7,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares and warrants, net of issuance costs	-	5,693
Net cash provided by financing activities	$-	$5,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Six months ended December 31,
	2023	2022

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$15	$(111)

Increase (decrease) in cash, cash equivalents and restricted cash	230	(1,245)
Cash, cash equivalents and restricted cash at the beginning of the period	6,256	11,413
Cash, cash equivalents and restricted cash at the end of the period	$6,486	$10,168

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	5,468	8,818
Restricted cash	373	753
Long-term restricted bank deposits	645	597
Total cash, cash equivalents, restricted cash and restricted bank deposits	$6,486	$10,168

(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$80	$15
Accrued expenses related to issuance of common shares and warrants	-	287
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$78	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on Nasdaq Capital Market and Tel Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd. (“Ever After”) formerly known as Plurinuva Ltd. Ever After is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”). Pluri Inc., the Subsidiary, the German Subsidiary and Ever After are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Ever After are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine, food tech, cellular agriculture and recently launched Contract Development and Manufacturing Organization, or CDMO activities and plans to utilize it in other industries and verticals that have a need for a mass scale and cost-effective cell expansion platform. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.	The Company has incurred an accumulated deficit of approximately $409,450 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2023, the Company’s total shareholders’ equity amounted to $4,399. During the six-month period ended December 31, 2023, the Company incurred losses of $9,866 and its negative cash flow from operating activities was $9,506.

As of December 31, 2023, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $31,638.

The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial, and collaboration agreements, by providing CDMO services to clients, from grants and contracts to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. There is no assurance, however, that the Company will be able to obtain the adequate level of financial resources that are required for the long-term development and commercialization of its products.

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

Operating results for the six-month period ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits, long-term bank deposit and restricted bank deposits and other current assets, trade payable and other accounts payable and accrued expenses, approximate their fair value because of their generally short-term maturities.

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

On April 30, 2020, the German Subsidiary entered into a finance contract (the “Finance Contract”) with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached (the “Loan”).

During June 2021, Pluri received €20 million under the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan.

The Company measures its liability pursuant to the Finance Contract with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. As of December 31, 2023, the Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the accrual liability pertaining to royalties to EIB is immaterial (see also note 4).

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

i.	Recently adopted accounting pronouncements

ASU No. 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission rules (“SEC”)) to fiscal years beginning after December 15, 2022, including interim periods.

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

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures” (“ASU 2023-07”):

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted.

The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”):

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and regarding income tax paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2023, an amount of $1,018 of cash and deposits was pledged by the Subsidiary for bank guarantees related to its facility operating lease agreement and to secure its credit line for hedging transactions.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month LIBOR (from January 1, 2024, to the 12-month SOFR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of December 31, 2023, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,669, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

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

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into a Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached, for a period of 36 months from the signing of the Finance Contract.

During June 2021, Pluri received €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan. As of December 31, 2023, the linked principal balance in the amount of $22,121 and the interest accrued in the amount of $2,280 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

In addition to interest payable on the Loan, the EIB is entitled to receive royalties from revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of December 31, 2023, the accrual liability pertaining to royalties to EIB is immaterial.

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

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date, or until the Company increases its authorized shares. As of December 31, 2022, the Company issued 5,550,121 common shares and warrants that relate to the December 2022 Private Placement and received $5,800 as of that date. As of December 2022, $361 was recorded as issuance expenses that relate to the December 2022 Private Placement. As of February 13, 2023, 7,015,900 common shares and warrants sold in the December 2022 Private Placement were issued for aggregate gross proceeds of $7,300. During the fiscal year 2023, the Company issued a total of 8,155,900 common shares and warrants, all of which were related to the December 2022 private placement. As of March 30, 2023, the Company received $8,024, net of $445 recorded as issuance expenses.

On August 31, 2023, and as amended and restated as of October 9, 2023, Ever After entered into a Simple Agreement for Future Equity (the “SAFE Agreement”) with an investor. Pursuant to the terms of the SAFE Agreement, Ever After will receive an aggregate amount of $2,500 (the “SAFE Amount”). As of December 31, 2023, the SAFE Agreement had been terminated and the SAFE Amount was not received.

a.	Options to consultants:

A summary of the share options to non-employee consultants under equity incentive plans of Pluri Inc. is as follows:

	Six months ended December 31, 2023
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Share options outstanding at the beginning of the period	64,795	$0.93	6.24	$29
Share options outstanding and exercisable at the end of the period	64,795	$0.93	5.74	$21

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses recorded in general and administrative expenses related to options granted to consultants for the six months ended December 31, 2023 and 2022 were $1 and $6, respectively. Compensation expenses recorded in general and administrative expenses related to options granted to consultants for the three months ended December 31, 2022 were $6. There were no compensation expenses recorded in general and administrative expenses related to options granted to consultants for the three months ended December 31, 2023.

b.	Options to the Chief Executive Officer and Director:

A summary of the share options granted to the Chief Executive Officer and Director under equity incentive plans of Pluri Inc. is as follows:

	Six months ended December 31, 2023
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)
Share options outstanding at the beginning of the period	1,834,821	$1.90	3.47
Options granted	100,000	0.76	7.16
Share options outstanding at the end of the period	1,934,821	$1.85	7.54

Share options exercisable at the end of the period	1,859,821	$1.89	2.77
Share options unvested	75,000	$0.76	7.54
Share options vested and expected to vest at the end of the period	1,934,821	$1.85	7.54

As of December 31, 2023, the aggregate intrinsic value of these options was $0.

Compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and a director for the six months ended December 31, 2023, were $213. There were no compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and directors for the six months ended December 31, 2022.

Compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and a director for the three months ended December 31, 2023, were $94. There were no compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and directors for the three months ended December 31, 2022.

PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

c.	Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to employees, directors and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees, directors and officers under equity incentive plans of Pluri Inc. for the six-month periods ended December 31, 2023 and 2022:

	Six months ended December 31,
	2023	2022
	Number
Unvested at the beginning of the period	1,657,592	1,935,014
Granted	-	334,821
Forfeited	(1,007,165)	(39,138)
Vested	(354,027)	(212,287)
Unvested at the end of the period	296,400	2,018,410
Expected to vest after the end of the period	285,379	1,994,118

Compensation expenses related to RSUs granted to employees, directors and officers were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
Research and development expenses	$62	$117	$31	$54
General and administrative expenses	560	1,139	242	593
	$622	$1,256	$273	$647

As of December 31, 2023, unamortized compensation expenses related to RSUs granted to employees, directors and officers by Pluri Inc. are approximately $326, to be recognized by the end of June 2026.

 PLURI INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

2.	RS and RSUs to consultants:

The following table summarizes the activity related to RS and RSUs granted to consultants for the six-month periods ended December 31, 2023 and 2022:

	Six months ended December 31,
	2023	2022
	Number
Unvested at the beginning of the period	20,000	41,250
Granted	60,500	-
Vested	(80,500)	(21,250)
Unvested at the end of the period	-	20,000

Compensation expenses related to RS and RSUs granted to consultants by Pluri Inc. were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
Research and development expenses	$-	$93	$-	$55
General and administrative expenses	74	-	36	-
	$74	$93	$36	$55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products in regenerative medicine, biologics and food technology, or food tech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, or other forms of cooperation or strategic partnerships with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, scale, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	changes to the Israel’s judicial system, which if pursued by the Israeli government, may negatively impact the business environment in Israel with reluctance for investments or transactions as well as lead to increased currency fluctuations, downgrades in credit rating and increased interest rates; and

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest in the Middle East and armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

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

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice, or GMP, cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine,food tech, Contract Development and Manufacturing Organization, or CDMO, and agtech and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform.

Our operations are focused on the research, development and manufacturing of cells and cell-based products, and business development of cell therapeutics and cell-based technologies and cell-based products.

Cell Therapy

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

In July 2023, we announced that we signed a three-year $4.2 million contract with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, which is part of the NIH. Under such contract, we will collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute, or AFRRI, and the Uniformed Services University of Health Sciences, or USUHS, in Maryland, U.S.A., to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure.

PluriCDMO™

On January 8, 2024, we announced that we are launching a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers services relating to early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients.

AgTech

On January 23, 2024, we announced that we are launching cell-based coffee business activity through a new business vertical, PluriAgtech. PluriAgtech’s new cell-based coffee business activity is leveraged by Pluri’s 3D cell expansion and has been developed to address the growing global demand for sustainable, high-quality coffee at mass scale production.

Food Tech

On January 5, 2022, we signed definitive collaboration agreements with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva. Under the definitive collaboration agreements, or the Joint Venture Agreement, we established a new company, Ever After, with the purpose of developing cultivated meat products of all types and kinds. Ever After is engaged in the development, manufacturing and commercialization of technology, know-how and products that will be based on licensed products relating to the field of cultivated meat.

Our joint venture successfully completed proof of concept in its development of cultivated meat based on our cell-based technology platform. Ever After is also using PluriMatrix for producing cultivated meat.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2022.

Revenues

Revenues for each of the six-month and three-month periods ended December 31, 2023 were $159,000 and $105,000, respectively, as compared to $89,000 and $2,000, respectively, during the six-month and three-month periods ended December 31, 2022. Revenues for the six-month and three-month periods ended December 31, 2023 were mainly related to services provided in the field of process and product development in the CDMO and agtech field. Revenues for the six-month and three-month periods ended December 31, 2022 were mainly related to our collaboration in the biologic field. The increase in revenues is mainly attributed to implementation of our new business strategy and collaboration in various industries, specifically in the CDMO and agtech field.

Research and Development Expenses, Net

Research and development, or R&D, expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the six-month period ended December 31, 2023 decreased by 26% from $8,056,000 for the six-month period ended December 31, 2022 to $5,957,000. The decrease is mainly attributed to: (1) a decrease in clinical studies expenses following the completion of our CLI, COVID-19 and muscle regeneration following hip fracture studies, and (2) a decrease in salaries and related expenses due to the exchange rate differences related to the strength of the U.S. dollar against the NIS , reduction in head count of 8 R&D employees (100 R&D employees on December 31, 2023, compared to 108 R&D employees on December 31, 2022) and as a result of our cost reduction and efficiency plans partially offset by (3) a decrease in grants participation, specifically the completion of the Horizon 2020 program.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended December 31, 2023 decreased by 22% from $3,785,000 for the three-month period ended December 31, 2022 to $2,964,000. The decrease is mainly attributed to the same reasons described in the precedent paragraph.

General and Administrative Expenses

General and administrative expenses for the six-month period ended December 31, 2023 decreased by 15% from $5,635,000 for the six-month period ended December 31, 2022 to $4,792,000 mainly due to: (1) a decrease in salaries and related expenses due to the exchange rate differences relates to the strength of the U.S. dollar against the NIS and as a result of our cost reduction and efficiency plan, (2) the reduction of our CEO’s salary, whereby he waived 75% of his salary and converted it to restricted stock units, or RSUs, and options, (3) a decrease in costs relates to our directors and officers insurance policy, and (4) a decrease in share-based compensation expenses related RSU expenses amortization over time.

General and administrative expenses for the three-month period ended December 31, 2023 decreased by 19% from $2,896,000 for the three-month period ended December 31, 2022 to $2,354,000 mainly due to: (1) a decrease in salaries and related expenses due to the exchange rate differences relates to the strength of the U.S. dollar against the NIS and due to temporary reduction in employees’ regular working hours for a limited period, (2) the reduction of our CEO’s salary, whereby he waived 75% of his salary and converted it to RSUs and options, and (3) a decrease in share-based compensation expenses related to employee terminations and RSU expenses amortization over time.

Other Financial Income (expenses), net

Other financial income (expenses), net, changed from $515,000 in financial expenses for the six-month period ended December 31, 2022 to $928,000 in financial income for the six-month period ended December 31, 2023. This change is mainly attributed to exchange rate related to NIS deposits following the strength of the U.S. dollar against the NIS, from increased income related to interest on deposits, due to an increase in interest rates and income from hedging transactions.

Other financial income (expenses), net, changed from $1,363,000 in financial expenses for the three-month period ended December 31, 2022 to $435,000 in financial income for the three-month period ended December 31, 2023. This change is mainly attributable to a reduction in exchange rate differences expenses related to the European Investment Bank (“EIB”) loan, a reduction in exchange rate differences expenses related to NIS deposits following the strength of the U.S. dollar against the NIS and from increased income related to interest on deposits, due to an increase in interest rates.

Interest Expenses

Interest expenses increased by 6% from $406,000 for the six-month period ended December 31, 2022 to interest expenses of $430,000 for the six-month period ended December 31, 2023. This increase is attributable solely to exchange rate differences of Euro versus the U.S. dollar, which relates to the EIB loan interest.

Interest expenses increased by 2% from $212,000 for the three-month period ended December 31, 2022 to interest expenses of $216,000 for the three-month period ended December 31, 2023. This increase is attributable solely to exchange rate differences of Euro versus the U.S. dollar, which relates to the EIB loan interest.

Net Loss

Net loss for the six-month and three-month periods ended December 31, 2023 were $10,092,000 and $4,994,000, respectively, as compared to net loss of $14,523,000 and $8,254,000 for the six-month and three-month periods ended December 31, 2022. The decrease was due to a decrease in general and administrative expenses and research and development expenses, as part of our efforts to reduce costs pursuant to an efficiency plan, and due to an increase in income due to additional collaborations signed. Net loss per share attributed to shareholders for the six-month and three-month periods ended December 31, 2023 were $0.24 and $0.12, respectively, as compared to $0.44 and $0.24 for the six-month and three-month periods ended December 31, 2022. We had net loss attributed to our non-controlling interest in Ever After for the six-month and three-month periods ended December 31, 2023 of $226,000 and $89,000, respectively.

For the six-month and three-month periods ended December 31, 2023 and 2022, we had weighted average common shares outstanding of 41,526,817, 41,428,439 and 32,878,434, 33,194,622, respectively, which were used in the computations of net loss per share for the six-month and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs and RS issued to directors, employees and consultants.

Liquidity and Capital Resources

As of December 31, 2023, our total current assets were $32,252,000 and total current liabilities were $4,530,000. On December 31, 2023, we had a working capital surplus of $27,722,000, total equity of $6,617,000, out of which $2,218,000 is attributed to the non-controlling interest in Ever After, and an accumulated deficit of $409,450,000.

Our cash and cash equivalents as of December 31, 2023 amounted to $5,468,000, compared to $8,818,000 as of December 31, 2022, and compared to $5,360,000 as of June 30, 2023. Cash balances changed in the six months ended December 31, 2023 compared to the six months ended December 2022 for the reasons presented below.

Net cash used for operating activities was $9,506,000 in the six months ended December 31, 2023, compared to $13,889,000 in the six months ended December 31, 2022. The decrease is mainly attributed to a decrease in net loss following the completion of clinical trials and the implementation of our cost reduction and efficiency plan, including a temporary reduction in the scope of roles and salaries of executive officers. Cash used in operating activities in the six months ended December 31, 2023 and 2022 consisted primarily of payments to suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Investing activities provided cash of $9,721,000 in the six months ended December 31, 2023, compared to cash provided of $7,062,000 for the six months ended December 31, 2022. The investing activities in the six-month period ended December 31, 2023 and December 31, 2022 consisted primarily of the withdrawal of short-term deposits, net of $10,013,000 and $7,203,000, respectively.

We had no financing activities in the six months ended December 31, 2023. The cash provided in the six months ended December 31, 2022 by financing activities was related to net proceeds of $5,693,000 related to issuances of common shares and warrants, net of issuance cost that were paid in cash, in the December 2022 Private Placement.

Between December 13, 2022 and December 27, 2022, we entered into a series of securities purchase agreements with several purchasers for an aggregate of 8,155,900 common shares and warrants, or the Warrants, to purchase up to 8,155,900 common shares. On December 13, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.03 per share, up to 5,579,883 common shares and Warrants to purchase up to 5,579,833 common shares, with an exercise price of $1.03 per share and a term of three years. On December 14, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.05 per share, up to 2,068,517 common shares and Warrants to purchase up to 2,068,517 common shares, with an exercise price of $1.05 per share and a term of three years. On December 15, 2022, we executed securities purchase agreements to sell, at a purchase price of $1.06 per share, up to 237,500 common shares and Warrants to purchase up to 237,500 common shares, with an exercise price of $1.06 per share and a term of three years. On December 19, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.09 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.09 per share and a term of three years. On December 27, 2022, we executed a securities purchase agreement to sell, at a purchase price of $1.12 per share, up to 135,000 common shares and Warrants to purchase up to 135,000 common shares, with an exercise price of $1.12 per share and a term of three years. The Warrants sold in the December 2022 Private Placement will be exercisable upon the later of six months from their issuance date, or from the date the authorized shares increased. The Company issued 8,155,900 common shares and warrants that relate to the December 2022 Private Placement and received $8,024,000 as of that date net of $445,000 from issuance expenses.

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

On December 25, 2023, Yaky Yanay, our Chief Executive Officer, agreed to a reduction in the scope of his role and to a 20% reduction of his salary in the amount of 39,600 NIS for the months of January 2024 and February 2024.

On January 12, 2024, Chen Franco-Yehuda, our Chief Financial Officer, agreed to a reduction in the scope of her role and to a 20% reduction of her salary in the amount of 39,000 NIS for the months of December 2023, January 2024 and February 2024.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of December 31, 2023, the interest accrued was in the amount of €2,062,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on the Company’s consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of the Company’s consolidated revenues below $350 million, 1.2% of the Company’s consolidated revenues between $350 million and $500 million and 0.2% of the Company’s consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2023, total grants obtained from the IIA aggregated to approximately $27,848,000 and total royalties paid and accrued amounted to $179,000.

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

Through December 31, 2023, we received total grants of approximately $774,000 in cash from the IIA pursuant to the CRISPR-IL consortium program; no amount was received during the three months ended December 31, 2023.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced PeRsOnalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. An amount of approximately Euro 500,000 (approximately $533,745) will be a direct grant that will be allocated to us. Through December 31, 2023, we received a payment of approximately $185,000 in cash, which relates to the PROTO program.

The Phase I/II study will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

On July 11, 2023, we signed a three-year $4,200,000 contract with the NIAID, which is part of the NIH. We will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI and USUHS to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, which may be extended for an additional two-year period. As of December 31, 2023, we have received from the NIAID approximately $382,000 and we expect to receive an additional amount of approximately $343,000.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200,000,000. As of February 12, 2024, no securities have been sold pursuant to our effective Form S-3 registration statement.

Outlook

We have accumulated a deficit of $409,450,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from collaborations and sales of licenses to use our technology or products, but in the short and medium terms these will unlikely exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our research and development activities.

We are continually looking for sources of funding, including non-diluting sources such as collaboration with other companies via licensing agreements, service agreements under our CDMO business, joint venture and partnerships, R&D contracts such as our agreement with the NIAID, research grants such as the IIA grants and the European Union grant, and sales of our common shares.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct our operations in Israel. Conditions in Israel, including the armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

Our offices are located in Haifa, Israel, thus, political, economic, and military conditions in Israel may directly affect our business. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated to an armed conflict and there is a possibility that it will turn into a greater regional conflict in the future.

As of today, there is no material impact on the Company’s operations. According to the recent guidelines of the Israeli government, the Company’s offices are open and functioning as usual. However, if the war will escalate and expand further to the Northern border with Lebanon, and the Israeli government will impose additional restrictions on movement and travel, our management and employees’ ability to effectively perform their daily tasks might be temporarily disrupted, which may result in delays in some of our projects.

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

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of an escalated military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. As of February 12, 2024, none of our employees in military service have been called up. However, if there will be call-ups for reservists in our Company, our operations could be disrupted by such call-ups.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal year 2024, we issued an aggregate of 60,500 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on May 1, 2023 (incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed on May 9, 2023).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

10.1*	Form of Restricted Stock Unit Agreement (employees) under the 2016 Equity Compensation Plan

10.2*	Form of Restricted Stock Unit Agreement (executive officers) under the 2016 Equity Compensation Plan

10.3*	Form of Restricted Stock Unit Agreement (directors) under the 2016 Equity Compensation Plan

10.4*	Summary of Directors’ Ongoing Compensation

10.5**	Amendment to the Amended and Restated Employment Agreement, dated December 1, 2023, by and between Pluri-Biotech Ltd and Mrs. Chen Franco-Yehuda

10.6**	Amendment to the Amended and Restated Employment Agreement, dated December 25, 2023, by and between Pluri-Biotech Ltd and Mr. Yaacov (Yaky) Yanay

10.7**	Amendment No. 1 to Consulting Agreement with Mr. Zalman (Zami) Aberman

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 12, 2024

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 12, 2024