Form 10-Q
period 2024-03-31
Pluri Inc.
filed 2024-05-09
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 5,388,792 common shares issued and outstanding as of May 3, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets	1-2

Interim Condensed Consolidated Statements of Operations	3

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)	4-5

Interim Condensed Consolidated Statements of Cash Flows	6-7

Notes to Interim Condensed Consolidated Financial Statements	8-14

i

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2024	June 30, 2023
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$7,081	$5,360
Short-term bank deposits		18,926	34,811
Restricted cash		273	269
Prepaid expenses and other current assets		1,087	969
Total current assets		27,367	41,409

LONG-TERM ASSETS:

Restricted bank deposits		637	627
Severance pay fund		459	439
Property and equipment, net		769	688
Operating lease right-of-use asset		7,151	7,633
Long-term deposit and other long-term assets		7	1
Total long-term assets		9,023	9,388

Total assets		$36,390	$50,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2024	June 30, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$1,030	$1,812
Accrued expenses		958	1,209
Operating lease liability		675	627
Accrued vacation and recuperation		810	873
Advances from customers		101	7
Other accounts payable		952	1,093
Total current liabilities		4,526	5,621

LONG-TERM LIABILITIES

Accrued severance pay		611	598
Operating lease liability		5,343	5,748
Loan from the European Investment Bank (“EIB”)	4	24,065	23,530
Total long-term liabilities		30,019	29,876

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY (DEFICIT)

Share capital (**):	5
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of March 31, 2024, and June 30, 2023; Issued and outstanding: 5,228,737 and 5,155,687 shares as of March 31, 2024, and June 30, 2023, respectively		*	*
Additional paid-in capital		414,387	412,939
Accumulated deficit		(414,743)	(399,584)
Total shareholders’ (deficit) equity		(356)	13,355
Non-controlling interests		2,201	1,945
Total equity		1,845	15,300
Total liabilities and equity		$36,390	$50,797

(*)	Less than $1
(**)	See note 1d regarding reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31		Three months ended March 31,
	2024	2023	2024	2023

Revenues	$230	$176	$71	$87
Operating expenses:
Research and development expenses	$(10,066)	$(13,412)	$(3,362)	$(4,333)
Less: participation by the National Institute of Allergy and Infectious Diseases (“NIAID”), the Israeli Innovation Authority (“IIA”), Horizon Europe and other parties	1,015	1,189	268	166
Research and development expenses, net	(9,051)	(12,223)	(3,094)	(4,167)
General and administrative expenses	(7,303)	(8,655)	(2,511)	(3,020)

Operating loss	(16,124)	(20,702)	(5,534)	(7,100)

Interest expenses	(648)	(623)	(218)	(217)
Other financial income (expenses), net	1,290	(956)	362	(441)
Total financial income (expenses), net	642	(1,579)	144	(658)

Net loss	$(15,482)	$(22,281)	$(5,390)	$(7,758)
Net loss attributed to non-controlling interest	$(323)	$(419)	$(97)	$(134)
Net loss attributed to shareholders	$(15,159)	$(21,862)	$(5,293)	$(7,624)

Loss per share:
Basic and diluted net loss per share	$(2.92)	$(5.04)	$(1.01)	$(1.52)

Weighted average number of shares used in computing basic and diluted net loss per share (**)	5,193,808	4,402,130	5,221,162	4,993,451

(**)	See note 1d regarding reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	4,063,437	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants	51,104		(*	)	2,224	-	2,224	718	2,942
Issuance of common shares and warrants related to December 2022 private placement, net of issuance costs of $435	1,019,487		(*	)	8,034	-	8,034	-	8,034
Modification of warrants to non-controlling interests	-		-		(385)	-	(385)	385	-
Expiration of warrants in Ever After	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(21,862)	(21,862)	(419)	(22,281)
Balance as of March 31, 2023	5,134,028	$	(*	)	$412,189	$(393,125)	$19,064	$1,817	$20,881

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non-controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of January 1, 2023	4,786,394	$	(*	)	$408,692	$(385,501)	$23,191	$1,775	$24,966
Share-based compensation to employees, directors, and non-employee consultants	21,912		(*	)	869	-	869	176	1,045
Issuance of common shares and warrants related to December 2022 private placement, net of issuance costs of $74	325,722		(*	)	2,628	-	2,628	-	2,628
Net loss	-		-		-	(7,624)	(7,624)	(134)	(7,758)
Balance as of March 31, 2023	5,134,028	$	(*	)	$412,189	$(393,125)	$19,064	$1,817	$20,881

(*)	Less than $1
(**)	See note 1d regarding reverse stock split

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	73,050		(*	)	1,448	-	1,448	579	2,027
Net loss	-		-		-	(15,159)	(15,159)	(323)	(15,482)
Balance as of March 31, 2024	5,228,737	$	(*	)	$414,387	$(414,743)	$(356)	$2,201	$1,845

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of January 1, 2024	5,210,003	$	(*	)	$413,849	$(409,450)	$4,399	$2,218	$6,617
Share-based compensation to employees, directors, and non-employee consultants	18,734		(*	)	538	-	538	80	618
Net loss	-		-		-	(5,293)	(5,293)	(97)	(5,390)
Balance as of March 31, 2024	5,228,737	$	(*	)	$414,387	$(414,743)	$(356)	$2,201	$1,845

(*)	Less than $1
(**)	See note 1d regarding reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,482)	$(22,281)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	192	285
Share-based compensation to employees, directors and non-employee consultants	2,027	2,942
Increase in prepaid expenses, other current assets and other long-term assets	(124)	(510)
Decrease in trade payables	(742)	(393)
Decrease in other accounts payable and accrued expenses	(455)	(1,135)
Increase in advances from customers	94	7
Increase (decrease) in operating lease right-of-use asset and liability, net	125	(2)
Decrease (increase) in interest receivable on deposits	218	(786)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(89)	278
Long term interest payable and exchange rate differences relate to EIB loan	535	1,668
Accrued severance pay, net	(7)	(33)
Net cash used for operating activities	$(13,708)	$(19,960)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(313)	$(165)
Proceeds from short-term deposits, net	15,702	5,539
Net cash provided by investing activities	$15,389	$5,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares and warrants, net of issuance costs	-	8,034
Net cash provided by financing activities	$-	$8,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. Dollars in thousands (except share and per share data)

	Nine months ended March 31,
	2024	2023

EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$54	$(278)

Increase (decrease) in cash, cash equivalents and restricted cash	1,735	(6,830)
Cash, cash equivalents and restricted cash at the beginning of the period	6,256	11,413
Cash, cash equivalents and restricted cash at the end of the period	$7,991	$4,583

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	7,081	3,677
Restricted cash	273	273
Long-term restricted bank deposits	637	633
Total cash, cash equivalents, restricted cash and restricted bank deposits	$7,991	$4,583

(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$34	$87
Accrued expenses related to issuance of common shares and warrants	100	-
Lease liabilities arising from obtaining right-of-use assets	$82	$-
	216	87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on Nasdaq Capital Market and Tel Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) (the “Subsidiary”), which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH (the “German Subsidiary”) which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd. (“Ever After”) formerly known as Plurinuva Ltd. Ever After is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership (“Tnuva”). Pluri Inc., the Subsidiary, the German Subsidiary and Ever After are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary and Ever After are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine, food tech and agtech and recently launched a Contract Development and Manufacturing Organization (“CDMO”) business, and plans to utilize its technology in other industries and verticals that have a need for a mass scale and cost-effective cell expansion platform. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.

The Company has incurred an accumulated deficit of approximately $414,743 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2024, the Company’s total shareholders’ equity deficit amounted to $356. During the nine-month period ended March 31, 2024, the Company incurred losses of $15,482 and its negative cash flow from operating activities was $13,708.

As of March 31, 2024, the Company’s cash position (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $26,917.

The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial, and collaboration agreements, by providing CDMO services to clients, from grants and contracts to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources, together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these condensed consolidated financial statements. There is no assurance, however, that the Company will be able to obtain the adequate level of financial resources that is required for the long-term development and commercialization of its products.

d.

Reverse stock split

In March 2024, the Company’s Board of Directors approved a 1-for-8 reverse stock split of the Company’s (a) authorized common shares; and (b) issued and outstanding common shares. The reverse stock split became effective on April 1, 2024, subsequent to the balance sheet date. All common shares, options, warrants and securities convertible or exercisable into common shares, as well as loss per share, have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

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

Operating results for the nine-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024.

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

The Company measures its liability pursuant to the Finance Contract with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. As of March 31, 2024, the Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the accrual liability pertaining to royalties to EIB is immaterial (see also note 4).

e.	New Accounting Pronouncements

i.	Recently adopted accounting pronouncements

ASU No. 2016-13 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”):

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission (“SEC”) rules) to fiscal years beginning after December 15, 2022, including interim periods.

The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company meets the SEC definition of a smaller reporting company and adopted the new accounting standard effective July 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures” (“ASU 2023-07”):

In November 2023, the FASB issued ASU 2023-07. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”):

In December 2023, the FASB issued ASU 2023-09. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and regarding income tax paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2024, an amount of $910 of cash and deposits was pledged by the Subsidiary for bank guarantees related to its facility operating lease agreement and to secure its credit line for hedging transactions.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month LIBOR (from January 1, 2024, to the 12-month SOFR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of March 31, 2024, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,746, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

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

During June 2021, Pluri received €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan. As of March 31, 2024, the linked principal balance in the amount of $21,620 and the interest accrued in the amount of $2,445 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

In addition to interest payable on the Loan, the EIB is entitled to receive royalties from revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of March 31, 2024, the accrual liability pertaining to royalties to EIB is immaterial.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 1,019,488 common shares and warrants, (the “Warrants”) to purchase up to 1,019,488 common shares (the “December 2022 Private Placement”). On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.24 per share, up to 697,486 common shares and Warrants to purchase up to 697,486 common shares, with an exercise price of $8.24 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.4 per share, up to 258,565 common shares and Warrants to purchase up to 258,565 common shares, with an exercise price of $8.4 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.48 per share, up to 29,688 common shares and Warrants to purchase up to 29,688 common shares, with an exercise price of $8.48 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $8.72 per share, up to 16,875 common shares and Warrants to purchase up to 16,875 common shares, with an exercise price of $8.72 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $8.96 per share, up to 16,875 common shares and Warrants to purchase up to 16,875 common shares, with an exercise price of $8.96 per share and a term of three years. The Warrants sold in the December 2022 Private Placement are exercisable upon the later of six months from their issuance date, or from the date the Company increased its authorized shares. The Company issued 1,019,488 common shares and Warrants that relate to the December 2022 Private Placement and received $8,034 as of that date net of $435 from issuance expenses.

On August 31, 2023, and as amended and restated as of October 9, 2023, Ever After entered into a Simple Agreement for Future Equity (the “SAFE Agreement”) with an investor. Pursuant to the terms of the SAFE Agreement, Ever After will receive an aggregate amount of $2,500 (the “SAFE Amount”). As of December 31, 2023, the SAFE Agreement had been terminated and the SAFE Amount was not received.

Pursuant to a shelf registration on Form S-3 declared effective by the SEC on September 21, 2023, on February 13, 2024 the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. During April 2024, and after the balance sheet date, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

a.	Options to consultants:

A summary of the share options to non-employee consultants under equity incentive plans of Pluri Inc. is as follows:

	Nine months ended March 31, 2024
	Number (**)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value Price
Share options outstanding at the beginning of the period	8,100	$7.44	6.24	$234
Share options granted	9,375	4.40	4.81	156
Share options outstanding at the end of the period	17,475	$5.80	5.12	$390
Share options exercisable at the end of the period	8,100	$7.41	5.49	$234
Share options unvested at the end of the period	9,375	4.40	4.81	156

(**)	See note 1d regarding reverse stock split

Compensation expenses recorded in general and administrative expenses related to options granted to consultants for the nine months ended March 31, 2024 and 2023 were $5 and $5, respectively. Compensation expenses recorded in general and administrative expenses related to options granted to consultants for the three months ended March 31, 2024 and 2023 were $4 and $1, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to the Chief Executive Officer and Director:

A summary of the share options granted to the Chief Executive Officer and Director under equity incentive plans of Pluri Inc. is as follows:

	Nine months ended March 31, 2024
	Number (**)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)
Share options outstanding at the beginning of the period	229,353	$15.20	3.47
Share options granted	12,500	6.08	6.91
Share options outstanding at the end of the period	241,853	$14.77	2.69

Share options exercisable at the end of the period	235,603	$15.00	2.58
Share options unvested	6,250	$6.08	7.16
Share options vested and expected to vest at the end of the period	241,853	$14.77	2.69

(**)	See note 1d regarding reverse stock split

As of March 31, 2024, the aggregate intrinsic value of these options was $0.

Compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and a director for the nine months ended March 31, 2024 and 2023, were $223 and $310, respectively.

Compensation expenses recorded in general and administrative expenses related to options granted to the Chief Executive Officer and a director for the three months ended March 31, 2024 and 2023, were $10 and $310, respectively.

c.	Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to employees, directors, officers and consultants:

1.	RSUs to employees and directors:

The following table summarizes the activity related to RSUs granted to employees, directors and officers under equity incentive plans of Pluri Inc. for the nine-month periods ended March 31, 2024 and 2023:

	Nine months ended March 31,
	2024	2023
	Number (**)
Unvested at the beginning of the period	207,199	241,877
Granted	395,150	41,853
Forfeited	(129,622)	(6,424)
Vested	(55,121)	(48,448)
Unvested at the end of the period	417,606	228,858
Expected to vest after the end of the period	378,911	226,414

(**)	See note 1d regarding reverse stock split

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs granted to employees, directors and officers were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Research and development expenses	$172	$35	$110	$(82)
General and administrative expenses	931	1,725	371	586
	$1,103	$1,760	$481	$504

As of March 31, 2024, unamortized compensation expenses related to RSUs granted to employees, directors and officers by Pluri Inc. are approximately $3,801, to be recognized by the end of January 2027.

2.	RS and RSUs to consultants:

The following table summarizes the activity related to RS and RSUs granted to consultants for the nine-month periods ended March 31, 2024 and 2023:

	Nine months ended March 31,
	2024	2023
	Number (**)
Unvested at the beginning of the period	2,500	5,157
Granted	19,831	-
Vested	(17,929)	(2,657)
Unvested at the end of the period	4,402	2,500

(**)	See note 1d regarding reverse stock split

Compensation expenses related to RS and RSUs granted to consultants by Pluri Inc. were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Research and development expenses	$-	$1	$-	$1
General and administrative expenses	117	148	43	55
	$117	$149	$43	$56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products in regenerative medicine, biologics, food technology, or food tech, and agtech, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, or other forms of cooperation or strategic partnerships with other companies, research organizations and medical institutions, including, without limitation Tnuva (as defined below);

●	our pre-clinical and clinical study plans, including timing of initiation, scale, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	developing capabilities for new clinical indications of placenta expanded, or PLX, cells and new products;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest in the Middle East and armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

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

All references to common shares, or price per common share, in this Quarterly Report on Form 10-Q, reflect the 1-for-8 reverse stock split effectuated by us on April 1, 2024.

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice, or GMP, cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine, food tech, Contract Development and Manufacturing Organization, or CDMO, and agtech and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform.

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

In April 2024, we unveiled a novel method for expansion of immune cells using proprietary technology and announced we were granted a new U.S. patent titled, “System and Methods for Immune Cells Expansion and Activation in Large Scale”. This innovative approach ensures that the produced immune cells retain their integrity, functionality, and therapeutic efficacy, thus offering a promising solution to meet the escalating demand for advanced cell-based therapies for immune disorders and neurodegenerative diseases.

In May 2024, we launched a novel immunotherapy platform based on Placental Mucosal Associated Invariant T, or MAIT, cell for solid tumors – a significant medical need which currently lacks effective treatments. We believe that our MAIT platform, isolated from the human placenta, offers substantial potential benefits compared to conventional T cells. Our MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional T cells typically collected from peripheral blood, our MAIT cells demonstrate a lower alloreactivity profile. This characteristic not only minimizes their likelihood of inducing Graft versus Host Disease (GvHD) - a significant advantage over other potential allogeneic products - but also suggests that they may persist in the body for a longer duration, enhancing their therapeutic efficacy.

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

We signed an innovative proof of concept collaboration with ICL Group, a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably.

In March 2024, we announced an important expansion to our intellectual property portfolio with a new patent approval from the Israel Patent Office, that is designed to reshape the agricultural technology landscape. The patent represents a major breakthrough in our proprietary 3D bioreactor technology, enabling efficient cultivation of plant cells across various applications, from sustainable agriculture to critical healthcare solutions.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2023.

Revenues

Revenues for each of the nine-month and three-month periods ended March 31, 2024 were $230,000 and $71,000, respectively, as compared to $176,000 and $87,000, respectively, during the nine-month and three-month periods ended March 31, 2023. Revenues for the nine-month and three-month periods ended March 31, 2024 were mainly related to services provided to CDMO clients and revenues related to a proof of concept collaboration with ICL Group in the agtech field. Revenues for the nine-month and three-month periods ended March 31, 2023 were mainly related to our collaboration in the biologic field. The increase in revenues is mainly attributed to the launch of new business verticals, specifically in the CDMO and agtech field.

Research and Development Expenses, Net

Research and development, or R&D, expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the nine-month period ended March 31, 2024 decreased by 26% from $12,223,000 for the nine-month period ended March 31, 2023 to $9,051,000. The decrease is mainly attributed to: (1) a decrease in clinical studies expenses following the completion of our CLI, COVID-19 and muscle regeneration following hip fracture clinical studies, (2) a decrease in salaries and related expenses due to the exchange rate differences related to the strength of the U.S. dollar against the NIS, reduction in head count of 16 R&D employees (91 R&D employees on March 31, 2024, compared to 107 R&D employees on March 31, 2023) and as a result of our cost reduction and efficiency plans and (3) participation grants from the NIAID contract, partially offset by a decrease in other participation grants, specifically the completion of the Horizon 2020 program.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended March 31, 2024 decreased by 26% from $4,167,000 for the three-month period ended March 31, 2023 to $3,094,000. The decrease is mainly attributed to the same reasons described in the preceding paragraph.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended March 31, 2024 decreased by 16% from $8,655,000 for the nine-month period ended March 31, 2023 to $7,303,000 mainly due to: (1) a decrease in salaries and related expenses due to the exchange rate differences relates to the strength of the U.S. dollar against the NIS and as a result of our cost reduction and efficiency plan, (2) the reduction of our CEO’s salary, whereby he waived 75% of his salary and converted it to restricted stock units, or RSUs, and options, from January 2023 through December 2023, (3) a decrease in premium expenses related to our directors and officers insurance policy, and (4) a decrease in share-based compensation expenses related RSU expenses amortization over time.

General and administrative expenses for the three-month period ended March 31, 2024 decreased by 17% from $3,020,000 for the three-month period ended March 31, 2023 to $2,511,000 mainly due to a decrease in share-based compensation expenses related to employee terminations and RSU expenses amortization over time, partially offset by increased expenses related to corporate activities such as investor relations and public relations.

Other Financial Income (expenses), net

Other financial income (expenses), net, changed from ($956,000) in financial expenses for the nine-month period ended March 31, 2023 to $1,290,000 in financial income for the nine-month period ended March 31, 2024. This change is mainly attributed to a decrease in exchange rate differences expenses related to the European Investment Bank, or EIB, loan following fluctuation between the U.S. dollar against the EURO, exchange rates income related to NIS deposits following the strength of the U.S. dollar against the NIS, and from increased income related to interest on deposits, due to an increase in interest rates and income from hedging transactions.

Other financial income (expenses), net, changed from ($441,000) in financial expenses for the three-month period ended March 31, 2023 to $362,000 in financial income for the three-month period ended March 31, 2024. This change is mainly attributable to a reduction in exchange rate differences expenses related to the EIB loan following fluctuation between the U.S. dollar against the EURO, and increased income related to interest on deposits, due to an increase in interest rates.

Interest Expenses

Interest expenses related to our outstanding loan received from the EIB and all changes during the nine-month and three-months periods ended March 31, 2024 versus March 31, 2023 are attributable solely to exchange rate differences of Euro versus the U.S. dollar.

Net Loss

Net loss for the nine-month and three-month periods ended March 31, 2024 was $15,482,000 and $5,390,000, respectively, as compared to net loss of $22,281,000 and $7,758,000 for the nine-month and three-month periods ended March 31, 2023. The decrease was due to a decrease in general and administrative expenses and R&D expenses, as part of the implementation of our business strategy, our efforts to reduce costs pursuant to an efficiency plan, and due to an increase in income due to the launch of new businesses such as CDMO and agtech. Net loss per share attributed to shareholders for the nine-month and three-month periods ended March 31, 2024 was $2.92 and $1.01, respectively, as compared to $5.04 and $1.52 for the nine-month and three-month periods ended March 31, 2023. We had net loss attributed to our non-controlling interest in Ever After for the nine-month and three-month periods ended March 31, 2024 of $323,000 and $97,000, respectively.

For the nine-month and three-month periods ended March 31, 2024 and 2023, we had weighted average common shares outstanding of 5,193,808, 5,221,162 and 4,402,130, 4,993,451, respectively, which were used in the computations of net loss per share for the nine-month and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a private placement offering we conducted in December 2022, or the December 2022 Private Placement, and the issuance of additional shares upon the vesting of RSUs and restricted shares issued to directors, employees and consultants.

Liquidity and Capital Resources

As of March 31, 2024, our total current assets were $27,367,000 and total current liabilities were $4,526,000. On March 31, 2024, we had a working capital surplus of $22,841,000, total equity of $1,845,000, out of which $2,201,000 is attributed to the non-controlling interest in Ever After, and an accumulated deficit of $414,743,000.

Our cash and cash equivalents as of March 31, 2024 amounted to $7,081,000, compared to $3,677,000 as of March 31, 2023, and compared to $5,360,000 as of June 30, 2023. Cash balances changed in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 for the reasons presented below.

Net cash used for operating activities was $13,708,000 in the nine months ended March 31, 2024, compared to $19,960,000 in the nine months ended March 31, 2023. The decrease is mainly attributed to a decrease in net loss following the completion of clinical studies and the implementation of our cost reduction and efficiency plan, including a temporary reduction in the scope of roles and salaries of executive officers. Cash used in operating activities in the nine months ended March 31, 2024 and 2023 consisted primarily of payments to suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Investing activities provided cash of $15,389,000 in the nine months ended March 31, 2024, compared to cash provided of $5,374,000 for the nine months ended March 31, 2023. The investing activities in the nine-month period ended March 31, 2024 and March 31, 2023 consisted primarily of the withdrawal of short-term deposits, net of $15,702,000 and $5,539,000, respectively.

We had no financing activities in the nine months ended March 31, 2024. The cash provided in the nine months ended March 31, 2023 by financing activities was related to net proceeds of $8,034,000 related to issuances of common shares and warrants, net of issuance cost that were paid in cash, in the December 2022 Private Placement.

Between December 13, 2022 and December 27, 2022, we entered into a series of securities purchase agreements with several purchasers for an aggregate of 1,019,488 common shares and warrants, or the Warrants, to purchase up to 1,019,488 common shares. On December 13, 2022, we executed securities purchase agreements to sell, at a purchase price of $8.24 per share, up to 697,486 common shares and Warrants to purchase up to 697,486 common shares, with an exercise price of $8.24 per share and a term of three years. On December 14, 2022, we executed securities purchase agreements to sell, at a purchase price of $8.40 per share, up to 258,565 common shares and Warrants to purchase up to 258,565 common shares, with an exercise price of $8.40 per share and a term of three years. On December 15, 2022, we executed securities purchase agreements to sell, at a purchase price of $8.48 per share, up to 29,688 common shares and Warrants to purchase up to 29,688 common shares, with an exercise price of $8.48 per share and a term of three years. On December 19, 2022, we executed a securities purchase agreement to sell, at a purchase price of $8.72 per share, up to 16,875 common shares and Warrants to purchase up to 16,875 common shares, with an exercise price of $8.72 per share and a term of three years. On December 27, 2022, we executed a securities purchase agreement to sell, at a purchase price of $8.96 per share, up to 16,875 common shares and Warrants to purchase up to 16,875 common shares, with an exercise price of $8.96 per share and a term of three years. The Company issued 1,019,488 common shares and warrants that relate to the December 2022 Private Placement and received $8,034,000 as of that date net of $435,000 from issuance expenses.

The Warrants sold in the December 2022 Private Placement were exercisable upon the later of six months from their issuance date, or from the date we increased our authorized shares. On April 27, 2023, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized common shares from 7,500,000 shares to 37,500,000 shares and such increase was effectuated on May 1, 2023 when the Company filed its amendment to its articles of incorporation reflecting such increase. As such, the Warrants became exercisable on May 1, 2023.

On December 14, 2022, Yaky Yanay, our Chief Executive Officer, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date which the Company increased its authorized share capital.

In December 2023, in light of the ongoing conflict in Israel and challenges in predicting its resolution and the subsequent impact on the Company’s operations, and in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 20% monthly cash salary reduction in the amount of 39,600 NIS to Mr. Yanay, our Chief Executive Officer, or CEO, for the months of January 2024 and February 2024, (ii) a 20% cash salary reduction in the amount of 39,000 NIS to Mrs. Franco – Yehuda, our Chief Financial Officer, or CFO, for the months of December 2023, January 2024 and February 2024, and (iii) a 20% monthly fee reduction to the fees that are paid to each of the Company’s directors for the months of December 2023 through February 2024.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026 and bears annual interest of 4% to be paid together with the principal of the loan. As of March 31, 2024, the interest accrued was in the amount of €2,263,000. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on the Company’s consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of the Company’s consolidated revenues below $350 million, 1.2% of the Company’s consolidated revenues between $350 million and $500 million and 0.2% of the Company’s consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2024, total grants obtained from the IIA aggregated to approximately $27,925,000 and total royalties paid and accrued amounted to $179,000.

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

Through March 31, 2024, we received total grants of approximately $775,000 in cash from the IIA pursuant to the CRISPR-IL consortium program and we expect to receive an additional $250,000; no amount was received during the three months ended March 31, 2024.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced PeRsOnalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/IIa study for the treatment of mild to moderate knee osteoarthritis. An amount of approximately Euro 500,000 (approximately $540,000) will be a direct grant that will be allocated to us. Through March 31, 2024, we received a payment of approximately $185,000 in cash, which relates to the PROTO program.

The Phase I/II study will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery. The initiation of the PROTO clinical study is subject to regulatory approval which has not yet been received.

On July 11, 2023, we signed a three-year $4,200,000 contract with the NIAID, which is part of the NIH. We will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI and USUHS to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, which may be extended for an additional two-year period. As of March 31, 2024, we have received from the NIAID approximately $790,000 and as of March 31 2024 we expect to receive an additional amount of approximately $162,000 for activities conducted by that date.

On February 13, 2024, we entered into a sales agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10,000,000, from time to time through A.G.P. As of May 9, 2024, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200,000,000 (including amounts sold under the Sales Agreement).

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

Outlook

We have accumulated a deficit of $414,743,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues, from collaborations and sales of licenses to use our technology or products, but in the short and medium terms these will unlikely exceed our costs of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition or future results.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common shares, negatively impact the price of our common shares and negatively impact our ability to raise additional capital.

As of March 31, 2024, our shareholders’ deficit totaled $356. The minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain shareholders’ equity of at least $2.5 million. As a result, we do not believe we are in compliance with the shareholders’ equity standard and anticipate receiving a deficiency letter from Nasdaq. Upon receipt of such deficiency letter, we will have a period of time to resolve such deficiency and, if necessary, will have the opportunity to present a plan to regain compliance.

There can be no assurance that Nasdaq will accept our plan to regain compliance or that we will meet the minimum shareholders’ equity requirement during any compliance period, if one is provided to us. If our common shares are de-listed from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital.

If, for any reason, Nasdaq should delist our common shares from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common shares;

●	the market price of our common shares;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common shares;

●	the number of investors in general that will consider investing in our common shares;

●	the number of market makers in our Common Shares;

●	the availability of information concerning the trading prices and volume of our common shares; and

●	the number of broker-dealers willing to execute trades in shares of our common shares.

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

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of an escalated military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. During the third quarter of fiscal year 2024, three of our employees in military service have been called up. However, if there will be call-ups for reservists in our Company, our operations could be disrupted by such call-ups.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal year 2024, we issued an aggregate of 7,867 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024).

3.2	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3*	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024.

3.4*	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on March 27, 2024.

10.1	Sales Agreement, dated February 13, 2024, by and between the Company and A.G.P. (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on February 13, 2024).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 9, 2024

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 9, 2024