Form 10-K
period 2024-06-30
Pluri Inc.
filed 2024-09-18
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

$22,856,362

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

5,470,163 as of September 13, 2024

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

All information in this Annual Report on Form 10-K or Annual Report, relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on April 1, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology, or food tech, agriculture technology, or agtech, and the recently launched Contract Development and Manufacturing Organization, or CDMO, business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, governments institutes, research organizations and medical institutions; our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded, or PLX, cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic Placental Mucosal Associated Invariant T, or MAIT, and the potential benefits it can produce for advanced cell-based therapies for immune disorders and neurodegenerative diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest in the Middle East and armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice, or GMP, cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine, immunotherapy, food tech, CDMO, and agtech and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform via partnerships, joint ventures, licensing agreements and other types of collaborations.

Our operations are focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

We were incorporated in Nevada on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri Biotech Ltd., or the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned subsidiary, Pluristem GmbH, which is incorporated under the laws of Germany, or the German Subsidiary.

In November 2021, the Subsidiary established a new subsidiary, Ever After Foods Ltd., or Ever After Foods, which is incorporated under the laws of the State of Israel. The Subsidiary holds approximately 69% of Ever After Foods issued and outstanding shares on a fully diluted basis.

In March 2024 the Subsidiary established a wholly owned subsidiary, Coffeesai Ltd., or Coffeesai, which is incorporated under the laws of the State of Israel.

Cell Therapy

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries, hematologic conditions and, most recently, we have also launched a novel immunotherapy platform.

PLX cells: Our PLX cells are adherent stromal cells that are expanded using our 3D platform. Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition.

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

Immunotherapy MAIT cells: In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors – a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T cells.

Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted T-cell receptor, or TCR, the MAIT cells minimize their likelihood of inducing Graft versus Host Disease, or GvHD, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

In April 2024, we unveiled a novel method for expansion of immune cells using proprietary technology and announced we were granted a new U.S. patent titled, “System and Methods for Immune Cells Expansion and Activation in Large Scale.” This innovative approach ensures that the produced immune cells retain their integrity, functionality, and therapeutic efficacy, thus offering a promising solution to meet the escalating demand for advanced cell-based therapies for immune disorders and neurodegenerative diseases.

PluriCDMO™

In January 2024, we launched a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers CDMO services to companies from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients. We have signed several agreements with clients and are currently generating revenues from PluriCDMO™.

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the agtech field, such as: (a) cell-based coffee business activity through our PluriAgtech business vertical, which is incorporated into our wholly owned subsidiary, Coffeesai (b) an innovative proof-of-concept, or POC, collaboration with ICL Group Ltd., or ICL Group, a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably, and (c) a strategic POC agreement with a leading international agriculture corporation which is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture.

In March 2024, we announced an important expansion to our intellectual property, or IP portfolio with a new patent approval from the Israel Patent Office, that is designed to reshape the agricultural technology landscape. The patent represents a major breakthrough in our proprietary 3D bioreactor technology, enabling efficient cultivation of plant cells across various applications, from sustainable agriculture to critical healthcare solutions.

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva, Ever After Foods, (previously Plurinuva Ltd.), which is incorporated under the laws of the State of Israel, with the purpose of developing cultivated meat product of all kinds and types.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business, or B2B, version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement, or the Agreement, by and among Ever After Foods, Tnuva, and certain other international strategic investors, or, collectively, the Investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering, or the Offering, for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, the Subsidiary and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024, or the Amended License. The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round is intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, the Subsidiary holds approximately 69% of Ever After Foods.

Scientific Background – Cell Therapy

Cell therapy is an established field within the regenerative medicine area. The characteristics and properties of cells vary as a function of tissue source and growth conditions. The human placenta, the source of our PLX and MAIT cells, provides a unique reservoir of stromal and immune cells representing a groundbreaking approach in the field of cell therapy.

PLX, cells are placenta-derived, mesenchymal-like adherent stromal cells that are expanded ex vivo. The diverse factors released by PLX cells indicate their potential therapeutic use across a range of ischemic, inflammatory, autoimmune and hematological conditions. Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted TCR, the MAIT cells minimizes their likelihood of inducing GvHD, a significant advantage over other potential allogeneic products. We are designing the MAIT to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

Our Technology

Our technology platform, a patented and validated state-of-the-art 3D cell expansion system, aims to advance novel cell-based solutions for a range of industries, including, but not limited to pharmaceuticals, foodtech, agtech, and CDMO. Our method is uniquely accurate, scalable, cost-effective, and consistent from batch to batch. Our technology is currently being implemented in the fields of regenerative medicine, food tech, agtech and CDMO.

Our system utilizes a synthetic scaffold to create a 3D environment where adherent or non-adherent cells can grow in a tissue like environment. Our automated proprietary 3D, GMP, approved process enables the large-scale monitored and controlled production of reproducible, high quality cell products and in mass quantities. Additionally, our current manufacturing process, which has scaled up over the years, has demonstrated batch-to-batch consistency, an important manufacturing challenge for biological products.

We developed a new cell manufacturing process for industrial scale cell manufacturing called PluriMatrix, which is built upon our 3D cell expansion technology platform, scaling high-quality cell production.

We aim to establish partnerships that leverage our 3D cell-based technology to additional industries that require effective, mass cell production and will enable us to accelerate the time-to-market of our products.

Product Candidates - Pluri Health

PLX-PAD

PLX-PAD is composed of maternal mesenchymal stromal cell, or MSC, like cells originating from the placenta.

PLX-R18

PLX-R18 is composed of fetal MSC like cells originating from the placenta.

Allogeneic MAIT Cell Therapy Platform

MAIT cells are a distinct type of unconventional immune T cells. Their unique characteristics, including robust cytotoxic activity and low alloreactivity profile, make them promising candidates for engineering and subsequent use in the treatment of solid tumors in the setting of allogeneic adoptive cell therapy.

We believe that leveraging the placenta as a unique source of cells, combined with our cutting-edge research, development and established high-quality manufacturing capabilities, will serve as the driving force towards the successful development of a broader range of cell therapy products and applications.

Our Clinical Development Product Candidates

Both PLX-PAD and PLX-R18 products were tested in clinical studies. Studies were conducted in the United States, Europe and Israel

PLX-PAD was tested as a treatment for several indications: acute muscle injuries following hip fracture, acute respiratory distress syndrome, or ARDS, due to Coronavirus Disease, or COVID-19, GvHD, and peripheral artery disease, or PAD, including intermittent claudication, or IC, and critical limb ischemia, or CLI. All clinical studies were completed.

In addition, PLX-PAD is being developed for the treatment of mild to moderate knee osteoarthritis as part of the PROTO program, (Advanced PeRsOnalized Therapies for Osteoarthritis), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. This clinical study will be carried out by Charité and is pending regulatory approval.

PLX-R18 was tested in a Phase I trial for treatment of patients with incomplete recovery following hematopoietic cell transplantation, or HCT, in the United States and Israel.

In addition, PLX-R18 is being developed under the FDA’s Animal Rule regulatory pathway for Acute Radiation Syndrome, or ARS.

ARS On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. Pluri will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI, and the USUHS, to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. On June 6, 2024, NIAID exercised its option for year two of the three-year $4.2 million contract.

Prior to signing the contract with NIAID, we conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with NIAID and DoD Armed Forces Radiobiology Research Institute, part of the USUHS.

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

Our Activities in the Food Tech Sector - Ever After Foods

Ever After Foods is engaged in the development and commercialization innovative cultivated meat products. It leverages proprietary technology and expertise to create sustainable, high-quality meat alternatives.

Ever After Foods’ Key Operations:

◾	Research and Development: Ever After Foods is committed to advancing cultivated meat technology. Its R&D efforts focus on:

-	Optimizing bioreactor processes for efficient production.

-	Enhancing the taste, texture, and nutritional value of cultivated meat products.

◾	Product Development: It is dedicated to creating a diverse range of bioreactors with specialized scaffolds for cultivated meat production, emphasizing efficient and sustainable production processes.

◾	Partnerships and Collaborations: It collaborates with industry leaders, gaining access to valuable expertise, resources, and market channels through these strategic partnerships.

By combining cutting-edge technology, a talented team, and strategic partnerships, we believe that Ever After Foods is poised to revolutionize the food industry and offer consumers a sustainable and delicious alternative to traditional meat.

Our Activities in the Ag-tech Sector

In January 2024, we announced the launch of our cell-based coffee business activity through a new business vertical, PluriAgtech, leveraging Pluri’s 3D cell expansion and addressing the ongoing global demand for sustainable, high-quality coffee at mass scale production.

We signed an innovative POC collaboration with ICL Group, a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably.

In March 2024, we announced an important expansion to our IP portfolio with a new patent approval from the Israel Patent Office, that is designed to reshape the agricultural technology landscape and enables efficient cultivation of plant cells across various applications, from sustainable agriculture to critical healthcare solutions.

In July 2024, we announced a €1 Million POC agreement to enhance global sustainable vegetable supply with a leading international agriculture corporation. The agreement is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture.

Intellectual Property

We understand that our success will depend, in part, on maintaining our IP, and therefore we are committed to protecting our technology and product candidates with patents and other methods described below.

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

Our multi-national portfolio of patent and patent applications includes the following claims:

●	our proprietary 3D cell expansion methods for adherent cells including placental stromal cells plant cells, and plant cells;

●	our proprietary 3D cell expansion methods for cells in suspension including immune cells;

●	composition of matter claims covering the cells;

●	the therapeutic and cosmetic use of PLX cells for the treatment of a variety of conditions; and

●	cell-culture, harvest, thawing and formulation devices, cell therapy for a diverse array of diseases utilizing engineered MAIT cells derived from the placenta.

Through our experience with the development of adherent stromal cell-based products, we have gained expertise and know-how in this field and have established procedures for manufacturing clinical-grade PLX cells in our facilities. Building on this foundation, we have expanded our expertise to include the procedures for handling and expansion of cells in suspension including immune cells, broadening our capabilities in cellular therapies. Certain aspects of our manufacturing process are covered by patents and patent applications. In addition, specific aspects of our technology are retained as know-how and trade secrets that are protected by our confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials, and obligations to assign to us inventions created during the course of performing services for us.

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

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors – The patent approval process is complex, and we cannot be sure that our pending patent applications or future patent applications will be approved.”

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380		Australia, Canada, China, Hong Kong, Europe (Spain, Germany, France, Belgium, Switzerland, Czech Republic, Hungary, Ireland, Italy, The Netherlands), Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States	Brazil, Canada, China, Europe (Belgium, Austria, Spain, Germany, Switzerland, France, Ireland, Italy, the Netherlands), Hong Kong, Israel, India, Japan, Mexico, Russia, United States, South Korea	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel, Russia	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Europe (Switzerland, Germany, France, United Kingdom), Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846		Australia, Canada, China, Europe (Switzerland, Germany, France, United Kingdom, Italy), Hong Kong, Israel, India, Mexico, Singapore, United States	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Europe (Switzerland, Germany, France, United Kingdom), Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413		Israel	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219	United States, Israel	Australia, Canada, China, Hong Kong, Europe (Switzerland, Germany, Spain, France, United Kingdom, Italy, Belgium, Ireland, The Netherlands), Israel, Mexico, New Zealand, United States	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	China, Israel	Australia, Canada, Europe (Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Italy, The Netherlands), Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe (Belgium, Switzerland, Germany, France, United Kingdom, Ireland, The Netherlands), Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States, Europe (Belgium, Switzerland, Germany, Spain, France, United Kingdom, Ireland, Italy, The Netherlands), Israel	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
METHODS FOR PREVENTION AND TREATMENT OF PREECLAMPSIA PCT/IB2013/058186		Japan, Belgium, France, Italy, Switzerland, United Kingdom, Germany, China, Hong Kong	August 31, 2033
METHOD AND DEVICE FOR THAWING BIOLOGICAL MATERIAL PCT/IB2013/059808		Australia, China, Europe (Belgium, Switzerland, Germany, Spain, France, United Kingdom, Italy, The Netherlands), Hong Kong, Israel, India, Japan, South Korea, Russia, Singapore, United States	October 31, 2033

SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559		Israel, United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763		Israel, United States	December 18, 2035
USE OF ADHERENT STROMAL CELLS FOR ENHANCING HEMATOPOIESIS IN A SUBJECT IN NEED THEREOF PCT/IB2016/051585		Israel, United States	March 21, 2036
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310		United States	June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	Canada	Europe (Switzerland, Germany, France, United Kingdom), Japan, Israel	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Israel		April 23, 2038
METHODS AND COMPOSITIONS FOR TUMOR ASSESSMENT PCT/IB2018/050984		Israel	February 18, 2038
METHODS AND COMPOSITIONS FOR TREATING ADDICTIONS PCT/IB2018/055473	Israel		July 23, 2038
METHODS AND COMPOSITIONS FOR DETACHING ADHERENT CELLS Germany 10 2018 115 360.0	Germany		June 25-July 3, 2038
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS PCT/IL2020/050477	United States		April 28, 2040
METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Israel, Singapore, United States		March 28, 2039
METHODS AND COMPOSITIONS FOR TREATING SUBJECTS EXPOSED TO VESICANTS AND OTHER CHEMICAL AGENTS PCT/IB2019/055074	Israel, United States, Singapore		June 18, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	United States		United States: April 16, 2039 Israel: April 26, 2038
THERAPEUTIC DOSAGE REGIMENS COMPRISING ADHERENT STROMAL CELLS PCT/IB2019/054828	Israel, United States		June 10, 2039
MODULAR BIOREACTOR PCT/IB2019/058429	Europe, Israel, Hong Kong, South Korea, Singapore, United States		October 3, 2039
THERAPEUTIC METHODS AND COMPOSITIONS PCT/IB2019/059544	Israel, United States		November 6, 2039
METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF PCT/IL2021/050268	United States, Europe, Mexico		March 11, 2040
METHODS AND COMPOSITIONS FOR AESTHETIC AND COSMETIC TREATMENT AND STIMULATING HAIR GROWTH PCT/IL2020/050363	United States		March 26, 2040

METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY IL277560	Israel	September 23, 2040
METHODS AND COMPOSITIONS FOR ENRICHMENT OF TARGET CELLS PCT/IL2021/020514	United States, Israel	May 5, 2041
PLACENTAL CELL TREATMENT FOR CRITICAL LIMB ISCHEMIA PATIENT SUBPOPULATIONS PCT/IL2022/050937	Patent Cooperation Treaty, or PCT, United States	August 29, 2042
SYSTEM AND METHODS FOR IMMUNE CELLS EXPANSION AND ACTIVATION IN LARGE SCALE PCT/IL2023/050529	PCT, Israel, South Korea, United States	May 23, 2043
A System For 3D Cultivation of Plant Cells And Methods Of Use 18/207,304	United States	April 28, 2040
A SYSTEM FOR 3D CULTIVATION OF PLANT CELLS AND METHODS OF USE PCT/IL2024/050278	PCT, United States, Israel	March 18, 2044 June 8, 2043
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050675	PCT United States	July 9, 2044
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050670	PCT	July 9, 2044

On January 8, 2022, we entered into a definitive license agreement with Takeda Pharmaceuticals International AG, or Takeda, a company based in Switzerland, which operates in the field of adipose-derived cells, pursuant to which we granted Takeda a global, non-exclusive license to use several of our patents (EP2591789 and EP3103463,), limited to adipose fat cells only, in the field of therapeutics, in exchange for Takeda ceasing its opposition with regards to said patents and paying us a lump sum of $200,000. The license covers methods for expanding adherent stromal cells and specified second medical uses.

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

On December 20, 2023, we entered into an agreement assigning the joint patent rights to develop Pluri’s PLX cells in the treatment of cocaine addiction, to BIRAD–Research & Development Company Ltd., or Birad, the commercial arm of Bar-Ilan University. Under the agreement, Bar-Ilan University via Birad will receive the right to further develop and commercialize PLX cells as a cocaine anti-addiction product, and Pluri is entitled to 20% revenue sharing from future sales of the product for anti-addiction.

Ongoing Collaborations

EIB Agreement

In April 2020, we, the Subsidiary, and the German Subsidiary, together with the European Investment Bank, or EIB, executed a finance agreement, or the EIB Finance Agreement, for non–dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our research and development in Europe to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. As of June 30, 2024, the interest accrued was in the amount of €2.465 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of June 30, 2024, the royalty accrued was in the amount of €2,800. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement. The EIB Finance Agreement contains certain limitations that we must adhere to such as the use of proceeds received from the EIB, the disposal of assets, substantive changes in the nature of our business, our potential execution of mergers and acquisitions, changes in our holding structure, distributions of future potential dividends and our engaging with other banks and financing entities for other loans.

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

NIAID Agreement

On July 11, 2023 we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. We will collaborate with the U.S. DoD’s AFRRI and USUHS to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract was from July 1, 2023 through June 30, 2024, with an optional extension for an additional two year period.

On June 6, 2024 the NIAID exercised its option for year two of the three-year $4.2 million contract. During the 12 months period from July 1, 2024 through June 30, 2025, the NIAID will provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS.

If at any time during performance of this contract, the contracting officer determines, in consultation with the Office of Laboratory Animal Welfare, or OLAW, NIH, that we are not in compliance with any of the requirements and standards stated in the agreement, the contracting officer may immediately suspend, in whole or in part, work and further payments under this contract until we correct the noncompliance. If we fail to complete corrective action within the period of time designated in the contracting officer’s written notice of suspension, the contracting officer may, in consultation with OLAW, NIH, terminate this contract in whole or in part.

Horizon Europe - PROTO

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union, or EU’s, Horizon program has been awarded to PROTO (Advanced PeRsOnalized Therapies for Osteoarthritis), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells for the treatment of mild to moderate knee osteoarthritis.

The clinical study will be carried out by Charité. We, together with an international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery will be carrying out the study. The initiation of the study is still pending regulatory approvals.

ICL Group – Open Innovation

In October 2023, we signed a POC collaboration with ICL Group Open Innovation to pioneer advanced bioactive carriers and bio stimulants. This partnership aims to leverage natural delivery mechanisms within plants, boosting crop yields and fostering sustainability in agriculture.

Wilk Technologies

In May 2024, we announced a strategic collaboration with Wilk Technologies Ltd. a developer of authentic, cell cultured human and animal milk components, to develop cultured human breast and animal milk products, by using components of breast milk for a unique medical food intended for the elderly population on a commercial scale. We expect to harness the unique properties of breast milk cells as solutions for a rapidly growing elderly population.

Undisclosed - Leading international agriculture corporation

In July 2024, we announced a €1 million POC agreement with a leading international agriculture corporation, or the POC Party, to enhance the global sustainable vegetable supply. This strategic POC agreement is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture. The result of the planned collaboration has the potential to minimize environmental impact and foster greater food security, as well as to build a better agronomic and environmentally friendly infrastructure, bringing sustainable, high-quality solutions to the market. Pursuant to the agreement, the POC Party will provide its know-how and other IP rights related to vegetable products while the Company will provide its know-how and other IP rights related to its proprietary 3D cell expansion technology to develop a solution aimed to increase the global vegetable products supply.

The POC Party will pay the Company in three installments, the first payable upon the effective date of the agreement, the second following completion of phase one of the POC and the POC Party’s written notification of its decision to move to the next step, and the final installment occurring upon the completion of phase two of the POC. The POC Party may terminate upon 14 days’ written notice following the end of either of the two phases of the POC.

CRISPR-IL

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence, or AI, based on end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL was funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for an initial period of 18 months, with a potential for extension of an additional 18 months, or the Second Period, with additional budget from the IIA.

In October 2021, we received approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months.

The CRISPR-IL consortium program which ended on June 30, 2023, does not require us to pay royalties to the IIA.

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

The site was also inspected and approved for a phase 3 PLX-PAD trial by the MOH, and we received a GMP Certification and manufacturer-importer authorization for the site.

Since 2024, our CDMO has been working with pharmaceutical and biotech companies to offer manufacturing and development services. Based on 15 years of experience in GMP manufacturing, our highly skilled team and utilizing our proprietary technologies and flexible 4400 square meter purpose-built facilities, PluriCDMO™ can offer comprehensive manufacturing support from preclinical development, through clinical trials to commercial supply.

In January 2024, we announced that we are offering cell therapy manufacturing services as a CDMO with the following key elements and services:

●	Process development and optimization;

●	Manufacturing from preclinical stages to commercial stages; and

●	Analytical development and testing: We offer a comprehensive range of on-site analytical capabilities, including methods development to meet characterization requirements, gap assessment, method transfer, and validation. Additionally, we maintain well-established relationships with relevant audited vendors to further support our clients’ needs.

Government Regulation – Pharma

The development, manufacturing, and future marketing of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States, Europe and Israel, as well as other countries in which our products may be marketed in the future like Japan, and South Korea. In addition, our manufacturing facility was inspected by the MOH.

In the United States and the European Union, the FDA and the European Medicines Agency, or EMA, respectively, must approve products prior to marketing. Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries may have similar requirements for testing and marketing.

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

Government Regulations - Food Tech

Regulators around the world are in the process of developing or implementing a regulatory approval process for cultivated meat. Although some companies have recently received regulatory approval for their cultivated meat products in the United States, Israel and Singapore cultivated meat is not yet generally commercially available. However, technologies like the one being developed by Ever After Foods are anticipated to facilitate the scaling up of cultivated meat production. In general, cultivated meat production is subject to extensive regulatory laws and regulations. In the United States, the FDA and the U.S. Department of Agriculture, or USDA, are in the process of developing guidance and regulations applicable to cultivated meat.

In the cultivated coffee space, we are working with an external regulatory consultant to evaluate the technical and scientific requirements for determining whether our cultured coffee product is Generally Recognized as Safe, or GRAS, under section 201(s) of the Federal Food, Drug, and Cosmetic Act, or FDCA, and FDA’s implementing regulations (21 C.F.R. § 170.30). If the Coffeesai cultivated coffee product (including all of its components) is determined to be GRAS in accordance with U.S. FDA requirements, it will be exempt from the definition of “food additive” in section 201(s) of the FDCA, and can therefore be lawfully marketed as a food in the United States without the need to obtain a premarket authorization from the FDA.

Government Regulations- CDMO

Our CDMO business may be subject to additional regulations, depending on the services we provide to companies under such business division.

Employees

As of June 30, 2024, we employed a total of 106 full-time employees and 12 part-time employees, of whom, 82 full-time employees and 9 part-time employees are engaged in cell research, development, and manufacturing including clinical and regulation affairs, excluding Ever After Foods’ employees.

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

According to Alliance for Regenerative Medicine Reports, as of June 30, 2023, there were a total of 1,197 developers of cell therapies, with 1,336 ongoing trials registered globally. 74% of the total trials are focused on oncology research, and over 50% of the clinical trials are investigating CAR-T therapy, with 157 trials focusing on solid tumors (Alliance for Regenerative Medicine Reports ARM). According to GlobalData, clinicaltrial.gov, in the global market excluding China, while most allogeneic cell therapies are still in the preclinical stage, approximately 20 allogeneic CAR-T therapy products being studied for solid tumors have advanced into clinical stages, such as Adicet Bio’s allogeneic CD70-CAR gamma-delta T cells, Artiva’s allogeneic HER2-NK cells, CiRA’s iPSC derived GPC3-CAR NK Cells, and Fate’s iPSC derived HER2-CAR T cells, according to GlobalData; clinicaltrial.gov).

While there are hundreds of companies in the regenerative medicine space globally, there are multiple participants in the cell therapy field based in the United States, Europe, Japan, Korea, and Australia. Among other things, we expect to compete based upon our IP portfolio, our in-house manufacturing efficiencies and capabilities, and the potential efficacy of our products. Our ability to compete successfully will depend on our continued ability to attract and retain experienced and skilled executives, scientific and clinical development personnel, to identify and develop viable cellular therapeutic candidates and exploit these products commercially and keep expanding and improving our unique technological capabilities.

Food Tech:

Ever After Foods operates in a competitive landscape that includes both consumer-facing companies like Upside Foods, Believer Meats, and GOOD Meat, as well as B2B players like Gelatex, Esco Aster, Ark Biotech, GEA and more. Unlike traditional production technological approaches that rely on adapting cells to grow in stirred tank bioreactors, Ever After Foods has a unique proprietary technology that is optimized for natural cell growth. This allows EAF to produce cultivated meat at a significantly lower cost and on a larger scale. Ever After Foods’ unique technology, combined with an experienced team and strategic partnerships with industry leaders, provides us with a strong competitive advantage in the cultivated food market.

AgTech:

The agtech industry continues to evolve, driven by advancements in biotechnology, sustainability initiatives and transformation of traditional farming practices into more efficient approaches. Competitors in this domain include plant cellular companies producing natural ingredients from plant stem cell culture such as California Cultured Inc. and Ayana Bio LLC as well as plant-derived producers such as DSM Firmenich AG and Givaudan International SA. We believe that our ability to compete in the agtech space is derived from our technology platform capabilities and our innovative developments. Our ability to compete successfully will depend on our continued development of plant cellular products and our expansion and improvement of our unique technological capabilities.

CDMO;

We compete in the cell therapy CDMO services with several companies like Lonza Group AG, AGC Biologics A/S and Charles River Laboratories International, Inc. for outsourced services from development to manufacturing in biotechnology and pharmaceutical cell-based products. The majority of our competitors are large service providers with multiple offerings for different technologies, range of dosage form capabilities and medicine products.

The competition is driven by geography location, relevant technologies, operational capacity, expertise in manufacturing techniques and price.

While there are multiple competitors that compete in the CDMO services, we have a few competitors that compete in advanced stages of cell therapy clinical trials and can provide access to state-of-the-art manufacturing efficiency and capabilities.

Our ability to compete successfully will depend on our continued ability to attract and retain customers, support clinical development, identify new opportunities and keep expanding our unique know-how, technology and manufacturing capabilities.

Available Information

Additional information about us is contained on our Internet website at www.pluri-biotech.com. Information on our website is not incorporated by reference into this Annual Report. Under the “Investors & ESG”- “Financial Reports” and “SEC Filings” sections of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website under the Investors & ESG” - Governance” section: Code of Business Conduct and Ethics, Anti Bribery and Corruption and Anti Money Laundering and Terrorist Financing Compliance Policy, Trading Policy, Clawback Policy and the Charters for each of the Committees of our Board of Directors, or the Board.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	we have a history of losses and have not generated significant revenues to date. We expect to experience future losses and do not foresee generating significant or steady revenues in the immediate future;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;

●	we may become subject to claims by much larger and better funded competitors enforcing their IP rights against us or seeking to invalidate our IP or our rights thereto;

●	there are inherent risks in the manufacturing of our product candidates, including meeting relevant high regulatory standards, the failure of which could materially and adversely affect our results of operations and the value of our business;

●	if we are unable to obtain and maintain IP protection covering our products and technology, others may be able to utilize our IP, which would adversely affect our business;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations;

●	the market prices of our common shares are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	we anticipate being subject to fluctuations in currency exchange rates because a significant portion of our business is conducted outside the United States and we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel, or NIS, and the Euro;

●	restrictions contained in the EIB Finance Agreement may restrict our ability to conduct certain strategic initiatives;

●	limitations we may face relating to the grants we have received from the IIA may impact our plans and future decisions;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighboring countries, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	cybersecurity incidents may have an adverse impact on our business and operations;

●	recent increasing global inflation could affect our ability to purchase materials needed for manufacturing and could increase the costs of our future product;

●	we have a limited operating history in the field of food tech agtech and CDMO to date and our prospects will be dependent on our ability to meet a number of challenges;

●	there are risks relating to our CDMO business, including financial risks associated with contracts that could be terminated, changed or delayed, risk related to products that might not gain market approval and risk related to providing timely services to customers in a highly competitive industry in which we operate.

●	there are risks relating to our food-tech endeavors, including changes in consumer preferences and governmental regulations relating to cultivated meat;

●	our business and market potential in the field of cultivated food and cell-based coffee technology are unproven, and we have limited insight into trends that may emerge and affect our business;

●	the research and development associated with technologies for cultivated meat manufacturing is a lengthy and complex process; and

●	we could fail to maintain the listing of our common shares on Nasdaq, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

Risk Related to Our Business

We may need to raise additional financing to support the research, development and manufacturing of our cell-based products in the future, but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

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

We have a limited operating history in our business of commercializing cell-based products and cell technology, and we have not generated material revenues to date. It is not clear when we will generate material revenues or whether we will generate material revenues in the future. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

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

To date, we have focused our efforts primarily in the regenerative medicine field, in the food tech field, in the CDMO field, and in the agriculture field, but we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products or use of our technology in various industries. Licensing deals, joint ventures and partnerships in new fields involve numerous risks, including the potential integration of our technology and products in various new ways, which may or may not be successful. Such projects may require significant funds, time and attention of management and other key personnel. In addition, as we do not have experience in areas outside of the regenerative medicine field and limited experience in the food tech, CDMO and agriculture fields, we may lack the personnel to properly lead such initiatives. There can be no assurance that we will be successful in finding the relevant partners to fund and market our cell-based products.

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

Risks Related to Our Cultivated Food Business

Ever After Foods has a limited operating history in the field of cultivated or cultured meat (hereinafter, “cultivated meat”) to date and its prospects will be dependent on its ability to meet a number of challenges.

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

Ever After Foods does not currently have any products or technologies approved for sale and it is still in the early stages of development. To date, Ever After Foods has limited data on the ability of our and its technologies to successfully manufacture cultivated meat, towards which they have devoted substantial resources to date. Ever After Foods’ current technologies are, in large part, based on our technologies and IP. It may not be successful in developing its technologies in a manner sufficient to support its expected scale-ups and future growth, or at all. Ever After Foods expects that a substantial portion of its efforts and expenditures over the next few years will be devoted to the development of technologies designed to enable Ever After Foods to market industrial scale cultivated meat manufacturing processes. Ever After Foods cannot guarantee that it will be successful in developing these technologies, based on its current roadmap, or at all. If Ever After Foods is able to successfully develop its cultivated meat technologies, it cannot ensure that it will obtain regulatory approval or that, following approval, upon commercialization its technologies will achieve market acceptance. Any such delay or failure could materially and adversely affect Ever After Foods’ financial condition, results of operations and prospects.

Consumer preferences for alternative proteins in general, and more specifically cultivated meats, are difficult to predict and may change, and, if we are unable to respond quickly to new trends, Ever After Foods’ business may be adversely affected.

Ever After Foods’ business is focused on the development and marketing of licensable cultivated meat manufacturing technologies. Consumer demand for the cultivated meats manufactured using these technologies could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for such products decreases, Ever After Foods’ business and financial condition would suffer. Consumer trends that we believe favor sales of products manufactured using our licensed technologies could change based on a number of possible factors, including a shift in preference from animal-based protein products, economic factors and social trends. A significant shift in consumer demand away from products manufactured using our technologies could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.

We expect that products utilizing Ever After Foods’ technologies will be subject to regulations that could adversely affect Ever After Foods’ business and operations.

The manufacture, distribution and marketing of food products is highly regulated. Ever After Foods and its suppliers and licensees, may be subject to a variety of laws and regulations. These laws and regulations apply to many aspects of Ever After Foods’ business, including the manufacture, composition and ingredients, packaging, labeling, distribution, advertising, sale, quality and safety of food products and food contact substances (including some manufacturing equipment), as well as the health and safety of our employees and the protection of the environment.

As applicable, the manufacturing equipment that will be manufactured by Ever After Foods will comply with the FDA’s regulatory requirements for food contact substances and analogous foreign regulations. Ever After Foods will also ensure that the edible scaffolds and any other production materials it sells to its customers comply with applicable FDA standards. From a regulatory perspective, in the United States, we expect companies manufacturing finished cultivated meat products ( i.e., the companies that will license Ever After Foods’ manufacturing technologies) to be subject to regulation by various government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as the requirements of various state and local agencies and laws, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986. We likewise expect these products to be regulated by equivalent agencies outside the United States by various international regulatory bodies.

While, as noted above, Ever After Foods will ensure that the products it sells to its customers (including manufacturing equipment and scaffolds) comply with applicable FDA and USDA standards, we believe that our customers, as entities engaged in the manufacture, distribution, and sale of cultivated meat products, will bear primary legal responsibility for ensuring that all finished foods produced using our technology is wholesome and not adulterated and otherwise in compliance with applicable laws and regulations. Consistent with food industry norms, we expect that our customers will therefore request assurances from us that our products are suitable for their intended use under applicable U.S. legal requirements.

The manufacturing of cultivated meat is expected to be subject to extensive regulations internationally, with products subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business, and require companies both to keep accurate books and records and to devise and maintain an adequate system of internal accounting controls. While our policies mandate compliance with anti-bribery laws, including the FCPA, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could result in government investigations, the assessment of fines and penalties, reputational damage, disruption to our business, and adverse impacts on our results of operations, cash flows and financial condition.

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the USDA, state regulators or similar foreign regulatory authorities that relate to the use of the terms “meat” or “poultry” or other similar terms in connection with cultivated meat products could adversely affect our business, prospects, results of operations or financial condition.

The USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency, or CFIA, or authorities of the EU or the EU member states (e.g., European Food Safety Authority, or EFSA), could take action that impacts our customers’ ability to use the term “meat” or “poultry” or similar words, such as “beef” or “chicken” , to describe their finished products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the USDA, CFIA, EFSA or other regulators could interpret the use of the terms “meat” or “poultry” or any similar phrase(s) to describe our customers’ cultivated meat products as false or misleading or likely to create an erroneous impression regarding their composition. In the U.S., the USDA intends to issue new labeling requirements for foods under its jurisdiction produced through cell culture technology as noted in an ANPR published in September 2021.

Our various new lines of business, including our cell-based coffee business vertical, PluriAgtech, and Ever After Foods, are new businesses with limited operating activity to date, and their success is dependent on the ability to deliver a high-quality product while overcoming multiple challenges.

The success of our various new lines of business is difficult to predict due to our lack of operational history in these industries, and we will be dependent on our ability to meet a number of challenges. Because our new lines of business have a limited operating history, these lines of business may not be able to deliver a successful high-quality product at the scale production they aim to deliver. The success of these lines of business will be primarily, but not only, dependent on their ability to develop manufacturing solutions, and leveraging Pluri’s 3D cell expansion technology to create compelling products. If our businesses will not be able to successfully meet these challenges, and our prospects, business, financial condition and results of operations could be adversely impacted.

In addition, certain of our lines of business, such PluriAgtech, Ever After Foods and Coffeesai, will be subject to changing laws, rules and regulations in the United States, Israel, Asia Pacific, the European Union and other jurisdictions. Such laws and regulations may negatively impact their ability to expand their businesses and pursue business opportunities. Our subsidiaries may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to them.

We may need to raise additional financing to support PluriAgtech’s and Coffeesai’s business verticals and the research, development and manufacturing of their respective products. If we are unable to obtain additional financing to meet their needs, their operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional capital from investors in the future to finance PluriAgtech’s and Coffeesai’s business vertical operations. Our current capital may not be sufficient to finance PluriAgtech’s and Coffeesai’s operations until we are able to complete the development of a high-quality coffee, if that ever happens. If we are not able to find investors and obtain additional financing, PluriAgtech’s and Coffeesai’s operations may be adversely affected or terminated.

Coffeesai’s products utilizing our 3D cell expansion technology may be subject to regulations that could adversely affect its business and results of operations.

In the cultivated coffee space, we are working with an external regulatory consultant to evaluate the technical and scientific requirements for determining whether the cultured coffee product is GRAS under section 201(s) of the FDCA and FDA’s implementing regulations (21 C.F.R. § 170.30). If the Coffeesai cultivated coffee product (including all of its components) is determined to be GRAS in accordance with FDA requirements, it will be exempt from the definition of “food additive” in section 201(s) of the FDCA, and may therefore be lawfully marketed as a food in the U.S. without the need to obtain a premarket authorization from FDA. However, if the Coffeesai cultivated coffee product (including any of its components) is not determined to be GRAS, it or the particular non-GRAS component would be considered a “food additive” under section 201(s) of the FDCA; this, in turn, would mean that the ingredient could only be lawfully marketed in the United States. if it was authorized for its intended use under a food additive regulation and otherwise complied with other food safety, facility registration, and labeling requirements. If Coffeesai determines that the product is not authorized for its intended use under an existing food additive regulation, Coffeesai may need to submit a food additive petition to request that FDA issue a new food additive regulation authorizing the ingredient for its intended use.

Additionally, before marketing the cultivated coffee product in the Unites States, Coffeesai will also need to ensure that the product is labeled in accordance with applicable FDA food labeling requirements established under section 403 of the FDCA and FDA’s implementing regulations (21 C.F.R. Part 101), manufactured at an FDA-registered food facility pursuant to section 415 of the FDCA and FDA’s implementing regulations (21 C.F.R. Part 1, Subpart H), and manufactured in accordance with all applicable FDA food safety requirements including, but not limited to, FDA’s Hazard Analysis and Preventive Controls and Current Good Manufacturing Practice requirements (21 C.F.R. Part 117). Additional FDA regulatory requirements may apply if Coffeesai plans to import the cultivated coffee product into the United States, including requirements for submitting prior notice of imported foods to FDA (21 C.F.R. Part 1, Subpart I) and complying with Foreign Supplier Verification requirements (21 C.F.R. Part 1, Subpart L) as applicable.

Risk Related to Commercialization of Our Product Candidates

We may not successfully establish new collaborations, joint ventures or licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to collaborate with partners and to license our technology to other companies. Our business strategy includes development and in-house manufacturing of innovative new cell- based products and solutions powered by our 3D cell expansion technology platforms and establishing joint ventures and partnerships that leverage our cell expansion technology and cell-based product portfolio to expand product pipelines and meet cell-based manufacturing needs for a variety of industries. To date, we have established Ever After Foods, a strategic partnership with Tnuva, with ICL Group for advanced bioactive carriers and bio stimulants, with Wilk Technologies to develop cultured human breast and animal milk products and with an undisclosed - leading international agriculture corporation to enhance the global sustainable vegetable supply.

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

Our agreements with our collaborators and licensees may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of certain product candidates, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to IP or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators.

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

We have built the ability to manufacture clinical grade adherent stromal cells in-house. Through our experience with adherent stromal cell-based product development, we have developed expertise and know-how in this field. We also have built the ability to grow on a large scale various immune cells including engineered placental MAIT cells for use in cell therapy. Additionally, we have built the ability to grow on a large scale plant cells for various agtech uses. To protect these expertise and know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

Third parties may initiate legal proceedings alleging that we are infringing their IP rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our proposed business activities or use of certain of the patent rights owned by us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding IP rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s IP rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all.

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

Even if resolved in our favor, litigation or other legal proceedings relating to IP claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors are able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

On May 28, 2024, we received a deficiency letter, or the Nasdaq Letter, from the Listing Qualifications Department of Nasdaq, notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market, or the Stockholders’ Equity Requirement, nor were we in compliance with either of the alternative listing standards, a market value of listed securities of at least $35 million or net income of $0.5 million from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Letter, on July 11, 2024, we submitted a plan to Nasdaq to regain compliance, or the Compliance Plan. Based on the Compliance Plan, Nasdaq has determined to grant us an extension of time to regain compliance with the Stockholders’ Equity Requirement until November 24, 2024. If we fail to evidence compliance by the required deadline, we may be subject to delisting. At that time, we may appeal Staff’s determination to a Hearings Panel.

If we do not regain compliance with the Stockholders’ Equity Requirement, our common shares will be subject to delisting. A delisting from Nasdaq would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

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

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance we will ultimately regain compliance with all applicable requirements for continued listing.

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

Our assets include a significant component of cash and cash equivalents and bank deposits. We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2024. Currently, we hold most of our cash assets in bank deposits in Israel. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Risk Related to Our Industries

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

Moreover, the alternative protein market is highly competitive, with numerous brands vying for limited space in retail, foodservice, and consumer preference. To succeed, Ever After Foods’ cultured meat products must excel in costs, taste, ingredients, marketing and branding. Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than Ever After Foods. We cannot be certain that Ever After Foods will successfully compete with larger competitors that have greater financial, marketing, sales, manufacturing, distributing and technical resources. Conventional food companies may acquire Ever After Foods’ competitors or launch their own competing products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Competitive pressures or other factors could prevent Ever After Foods from acquiring market share or cause us to lose market share, which may require Ever After Foods to lower prices, or increase marketing and advertising expenditures, either of which would adversely affect its margins and could result in a decrease in its operating results and profitability. We cannot assure that we will be able to maintain a competitive position or compete successfully against such sources of competition.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability and CDMO service claims in the event that the use of our products or CDMO services results in adverse effects. We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

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

With respect to CAR/TCR-MAIT products for immune-oncology, we are dependent upon third party suppliers for the construct of Chimeric Antigen Receptor, or CAR, or TCR, needed to manufacture the final product; if these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver the final product will be compromised.

In addition to the placenta used in the manufacturing process of extracting MAIT cells, the construct of CAR or TCR is needed for the manufacturing of the final product. The final product would be allogeneic placental derived MAIT cells transduced with CAR or TCR construct. The construct must be manufactured and supplied to us in sufficient quantities and in compliance with current GMP by a third party. To meet these requirements, we have started discussions with potential partners and manufacturers that obtain IP rights for these constructs, engaging in feasibility tests to ensure compliance with our MAIT cells and requirements.

In addition to ensuring a proper partner or supplier to manufacture the construct, we must succeed in incorporating the construct into the MAIT cells to create a sufficient number of final products, i.e CAR or TCR-MAIT products. As a first POC, the final product will be tested for efficacy and safety in pre-clinical setting and the process development will be finalized to allow pre-IND readiness and proceed to clinical development.

If these potential partners and manufactures fail to deliver sufficient construct in a timely manner and in compliance with current GMP, our ability to incorporate the construct in the MAIT cells to create sufficient number of final products will be compromised.

A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business and our reputation.

We have relied on and utilize services provided by third parties in connection with our clinical trials, which services involve the collection, use, storage and analysis of personal health information. While we receive assurances from these vendors that their services are compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable privacy laws, there can be no assurance that such third parties will comply with applicable laws or regulations. Non-compliance by such vendors may result in liability for us which would have a material adverse effect on our business, financial conditions and results of operations.

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

The cybersecurity incident has not had any material effect on our ability to meet our financial obligations, including our ability to carry out our operations and business activities, and our investigation has confirmed that, other than the funds referenced above, none of our information or data was stolen or damaged. Nonetheless, despite the implementation of security measures, including the steps we have taken following the November 2021 cybersecurity incident, our internal computer systems and those of our current and future clinical research organization or CROs and other contractors and consultants may not prevent future incidents of a similar nature or other cyber-attacks. We are constantly exploring new and advanced security protection measures to prevent future cybersecurity incidents. See Item 1C. “Cybersecurity”, for additional information.

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

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants limit our ability to transfer know-how developed under an approved research and development program (by way of sale and/or granting a license to use the IP), and/or the manufacturing of products developed under an approved research and development program, outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer, or CEO, serves as a director of our Company or as our CEO is generally required to notify the same to the IIA and to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above. To the extent a company wishes to transfer its IIA-supported know-how outside of Israel (by way of sale and/or granting a license to use the IP) – the IIA acts under the Law for the Encouragement of research, Development and Technological Innovation in the Industry 1984 and the related IIA rules and regulations, it must be preapproved by the IIA and the company may be required to pay an additional payment to the IIA. The minimum amount of the payment is the total sum of grants received plus interest and the maximum amount shall be no higher than six times the total sum of grants received plus interest. In the case that the IIA-supported company sells the IP but retains its research and development center in Israel for at least three consecutive years, following the year of transferring the IIA-supported know-how outside of Israel, while maintaining at least 75% of its research and development employees in Israel – the payment will be limited to three times the total sum of grants received plus interest. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our principal research and development and manufacturing facilities are located in Israel. As a result, we are directly influenced by the political, economic, and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated to an armed conflict and there is a high possibility that it will turn into a greater regional conflict in the future.

According to the recent guidelines of the Israeli government, the Company’s offices, which are located in Haifa, are open and functioning as usual. However, if the war will escalate and expand further to the Northern border with Lebanon, and the Israeli government will impose additional restrictions on movement and travel, our management and employees’ ability to effectively perform their daily tasks might be temporarily disrupted, which may result in delays in some of our projects.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently, none of our employees have been called up for active military duty.

The intensity and duration of Israel’s current war against Hamas and Hezbollah is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology field, which is subject to various cybersecurity risks that could adversely affect our business. We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity risks. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Our Chief Information Officer, or CIO, is responsible for day-to-day assessment, management of risks from cybersecurity threats our cybersecurity policies, standards, processes and practices which are based on applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

While we have experienced a cybersecurity incident in the past (see Risk Factors - “A cybersecurity incident, other technology disruptions or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals could negatively impact our business and our reputation.”) and cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Risk Management and Strategy

As part of our overall risk management, our cybersecurity program is focused on a comprehensive approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, CROs, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Governance

The Audit Committee oversees our risk management process, including the management of risks arising from cybersecurity threats. Our CIO is tasked with reporting any and all matters relating to cybersecurity to the Audit Committee. The Audit Committee receives regular presentations and reports on cybersecurity risks, which including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Audit Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

ITEM 2. PROPERTIES.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. Our gross monthly rent payment for these leased facilities as of June 30, 2024 was 292,000 NIS (approximately $78,000). For fiscal year 2024, we recognized expense in the amount of $1,024,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases.”

We believe that the current space we have is adequate to meet our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are traded on Nasdaq Capital Market and the Tel Aviv Stock Exchange under the symbol “PLUR”.

As of September 13, 2024, there were 57 holders of record, and 5,470,163 of our common shares were issued and outstanding.

During the fiscal year 2024, we issued an aggregate of 25,395 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Equiniti Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 55 Challenger Road, Floor 2, Ridgefield Park, NJ 07660. Telephone: (718) 921-8124, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique 3D technology platform for cell expansion with an industrial scale in-house GMP cell manufacturing facility. We are utilizing our technology in the field of regenerative medicine, food tech, CDMO, and agtech and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform via partnerships, joint ventures, licensing agreements and other types of collaborations.

Our operations are focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

Cell Therapy

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries, hematologic conditions and, most recently, we have also launched a novel immunotherapy platform.

PLX cells: Our PLX cells are adherent stromal cells that are expanded using our 3D platform. Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition.

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, CLI, Chronic GvHD and a potential treatment for H-ARS. Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

In July 2023, we announced that we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. Under such contract, we will collaborate with the AFRRI and the USUHS, to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure.

MAIT cells: In May 2024, we launched a novel immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors – a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T cells.

Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T-cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted TCR, the MAIT cells minimizes their likelihood of inducing Graft versus Host Disease, or GvHD, a significant advantage over other potential allogeneic products. We are designing the MAIT to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

PluriCDMO™

In January 2024, we announced that we are launching a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers CDMO services to companies from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients. We have signed several agreements with clients and generating revenues from PluriCDMO™.

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the agtech field, such as: (a) cell-based coffee business activity through PluriAgtech business vertical, which we announced in January 2024, (b) an innovative POC collaboration with ICL Group, a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably, and (c) a strategic POC agreement with a leading international agriculture corporation which is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture.

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva, Ever After Foods, which is incorporated under the laws of the State of Israel, with the purpose of developing cultivated meat product of all kinds and types.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a B2B version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

On June 12, 2024, we entered into a share purchase agreement, or the Agreement, by and among Ever After Foods, Tnuva, and certain other international investors, or, collectively, the Investors, pursuant to which Ever After Foods issued and sold ordinary shares in a private placement offering, or the Offering, for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, the Subsidiary and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024, or the Amended License. The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round was intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, the Subsidiary holds approximately 69% of Ever After Foods.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2024 COMPARED TO YEAR ENDED JUNE 30, 2023

Revenues

Revenues for the year ended June 30, 2024 were $326,000, compared to $287,000 for the year ended June 30, 2023. The revenues in the year ended June 30, 2024 were mainly related to fees derived from services provided to CDMO clients and to a POC collaboration with ICL Group in the agtech field. The revenues in the year ended June 30, 2023 were mainly related to our collaboration in the biologic field. The increase in revenues is mainly attributed to the launch of new business verticals, specifically in the CDMO and agtech fields.

Research and Development, Net

Research and development, net (costs less participation by the IIA, Horizon Europe and the NIAID) decreased by 21% from $15,745,000 for the year ended June 30, 2023, to $12,446,000 for the year ended June 30, 2024. The decrease is mainly attributed to: (1) a decrease in clinical studies expenses following the completion of our CLI, COVID-19 and muscle regeneration following hip fracture clinical studies, (2) a decrease in material purchases in accordance with our manufacturing needs and plans, (3) a decrease in salaries and related expenses as part of a efficiency cost-reduction plan, specifically a reduction of 16 research and development, or R&D, employees in the Subsidiary (92 employees on June 30, 2024, compared to 108 employees on June 30, 2023) and due to the exchange rate differences related to the strength of the U.S. dollar against the NIS, and (4) participation grants from the NIAID contract, offset by a decrease in other participation grants, specifically the completion of the CLI and muscle regeneration following hip fracture clinical studies which were supported by the EU Horizon 2020 grants.

General and Administrative

General and administrative expenses decreased by 15% from $11,779,000 for the year ended June 30, 2023, to $10,034,000 for the year ended June 30, 2024. The decrease is mainly attributed to: (1) a decrease in share-based compensation expenses related to employee terminations and RSU expense amortization over time (see also notes 9c to the consolidated financial statements included elsewhere in this Annual Report) and a decrease due to the amount of RSUs and options granted to our CEO in 2023, partially offset by an increase in share-based compensation expenses related to the amount of RSUs and options granted in 2024, and (2) a decrease in salaries and related expenses due to the exchange rate differences relates to the strength of the U.S. dollar against the NIS and as a result of our cost reduction and efficiency plan, including a temporary reduction in the salaries of our executive officers.

Total Financial Income (Expense), Net

Total financial income (expenses), net increased from $1,641,000 in financial expenses for the year ended 2023 to $814,000 in financial income for the year ended June 30, 2024. This increase is mainly attributable to (1) income relating to exchange rate differences related to the EIB loan provided to us in June 2021 pursuant to the EIB Finance Agreement (as a result of the strength of the U.S. dollar against the Euro, which increased by 3% in 2024 compared to 2023 where it decreased by 5%), (2) an increase related to interest income from bank deposits, and (3) an increase in gain from hedging transactions compared to a loss from hedging transactions in the previous period.

Net Loss for the Year

Net loss decreased from $28,887,000 for the year ended June 30, 2023 to $21,344,000 for the year ended June 30, 2024. The decrease was mainly due to a decrease in R&D expenses, net, a decrease in general and administrative expenses and an increase in financial income (expense), net for the reasons mentioned above. We had a net loss attributed to our non-controlling interest in Ever After Foods for the year ended June 30, 2024 and June 30, 2023 of $456,000 and $566,000, respectively.

Loss per share for the year ended June 30, 2024, was $3.99, as compared to $6.24 loss per share for the year ended June 30, 2023. The change in the loss per share was mainly as a result of a decrease in the loss for the year, and by an increase in our weighted average number of shares due to the issuance of additional shares during fiscal year 2024.

Liquidity and Capital Resources

As of June 30, 2024, our total current assets were $31,107,000 and our total current liabilities were $4,454,000. On June 30, 2024, we had a working capital surplus of $26,653,000 and an accumulated deficit of $420,472,000.

As of June 30, 2023, our total current assets were $41,409,000 and our total current liabilities were $5,621,000. On June 30, 2023, we had a working capital surplus of $35,788,000 and an accumulated deficit of $399,584,000.

Our cash, cash equivalents and restricted cash as of June 30, 2024, amounted to $7,037,000, which reflects an increase of $1,408,000 from the $5,629,000 reported as of June 30, 2023. Our cash equivalents and restricted cash increased in the year ended June 30, 2024, for the reasons presented below. Our bank deposits and restricted bank deposits as of June 30, 2024, amounted to $23,836,000 compared to $35,438,000 as of June 30, 2023. Our bank deposits and restricted bank deposits as of June 30, 2024, decreased in the year ended June 30, 2024, for the reasons presented below.

Our cash used in operating activities was $18,021,000 during the year ended June 30, 2024, and $22,857,000 during the year ended June 30, 2023. The decrease in cash used in operating activities is mainly attributed to a decrease in net loss following the completion of certain clinical trials and the implementation of a cost reduction and efficiency plan including a temporary reduction in the salaries of our executive officers, directors, management team and other employees. Cash used in operating activities in year ended June 30, 2024 and June 30, 2023 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Cash provided by investing activities was $10,584,000 during the year ended June 30, 2024, and cash provided by investing activities of $9,698,000 during the year ended June 30, 2023. Cash provided by investing activities in the year ended June 30, 2024 consisted primarily of the withdrawal of $10,907,000 of short-term deposits, partially offset by payments of $323,000 related to investments in property and equipment. Cash provided by investing activities in the year ended June 30, 2023 consisted primarily of the withdrawal of $9,960,000 of short-term deposits, partially offset by payments of $262,000 related to investments in property and equipment.

Financing activities provided cash in the amount of $8,841,000 during the year ended June 30, 2024, and $8,024,000 during the year ended June 30, 2023. The financing activities during the year ended June 30, 2024 related primarily to the investment in Ever After Foods by external investors. The financing activities during the year ended June 30, 2023 related to issuances of common shares and warrants, net of issuance costs, in the December 2022 Private Placement (as defined below).

Between December 13, 2022 and December 27, 2022, the Company entered into a series of securities purchase agreements with several purchasers for an aggregate of 1,019,488 common shares and warrants, or the Warrants, to purchase up to 1,019,488 common shares, or the December 2022 Private Placement. On December 13, 2022, the Company executed securities purchase agreements to sell at a purchase price of $8.24 per share, up to 697,486 common shares and warrants to purchase up to 697,486 common shares, with an exercise price of $8.24 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell at a purchase price of $8.4 per share, up to 258,565 common shares and warrants to purchase up to 258,565 common shares, with an exercise price of $8.4 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell at a purchase price of $8.48 per share, up to 29,688 common shares and warrants to purchase up to 29,688 common shares, with an exercise price of $8.48 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell at a purchase price of $8.72 per share, up to 16,875 common shares and warrants to purchase up to 16,875 common shares, with an exercise price of $8.72 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell at a purchase price of $8.96 per share, up to 16,875 common shares and warrants to purchase up to 16,875 common shares, with an exercise price of $8.96 per share and a term of three years. The Warrants sold in the December 2022 Private Placement are exercisable upon the later of six months from their issuance date, or from the date the Company increased its authorized shares. The Company issued 1,019,488 common shares and Warrants that relate to the December 2022 Private Placement and received $8 million as of that date net of $445,000 from issuance expenses.

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

 On December 14, 2022, Yaky Yanay, our CEO, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. In addition, the Boards also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023. All options that were granted in January 2023 will expire on April 27, 2026.

In December 2023, in light of the ongoing conflict in Israel and challenges in predicting its resolution and the subsequent impact on the Company’s operations, and in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 20% monthly cash salary reduction in the amount of 39,600 NIS to Mr. Yanay, our CEO, for the months of January 2024 and February 2024, (ii) a 20% cash salary reduction in the amount of 39,000 NIS to Mrs. Franco – Yehuda, our Chief Financial Officer, or CFO, for the months of December 2023, January 2024 and February 2024, and (iii) a 20% monthly fee reduction to the fees that are paid to each of the Company’s directors for the months of December 2023 through February 2024.

On July 16, 2020, we entered into an at-the market agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our common shares having an aggregate offering price of up to $75,000,000 from time to time through Jefferies. Upon entering into the ATM Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on July 23, 2020. On September 21, 2022, as a result of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the Sales Agreement, we reduced the amount available to be sold under the ATM Agreement to a maximum aggregate offering price of up to $11,800,000 of our common shares from time to time through Jefferies. During the year ended June 30, 2023, we did not sell of our any common shares under the ATM Agreement.

On September 7, 2023, we provided a formal notice of termination of the ATM Agreement with Jefferies, which took effect on September 8, 2023.

On February 13, 2024, we entered into a sales agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of September 17, 2024, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement).

In April 2020, we and the Subsidiary and the German Subsidiary, executed the EIB Finance Agreement for non–dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our research and development in the EU to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. As of June 30, 2024, the interest accrued was in the amount of approximately €2.5 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through June 30, 2024, total grants obtained from the IIA aggregated to approximately $27.7 million and total royalties paid and accrued amounted to $179 thousand.

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

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharmaceutical, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10 million of which, an amount of approximately $480 thousand was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received an approval for an additional grant of approximately $583 thousand from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. During January 2023, we received approval for an extension of an additional 2 months to finish the program until June 30, 2023. The CRISPR-IL consortium program does not include any obligation to pay royalties. Through June 30, 2024, we received total grants of approximately $774 thousand in cash from the IIA pursuant to the CRISPR-IL consortium program, and we expect to receive an additional $253 thousand.

EU grants – Horizon 2020 and Horizon Europe

Through June 30, 2024, we received total grants of approximately $8.4 million in cash from the EU Horizon programs.

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the EU’s Horizon program was awarded to Advanced Personalized Therapies for Osteoarthritis (PROTO), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells for the treatment of mild to moderate knee osteoarthritis. Final approval of the grant is subject to completion of the consortium agreement. An amount of approximately Euro 500 thousand (approximately $520,000) will be a direct grant that will be allocated to us. Through June 30, 2024, we received a payment of approximately $185,000 in cash, which relates to the PROTO program. The clinical study, once approved by the regulatory agencies, will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

Outlook

We have accumulated a deficit of $420,472,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues from the sale of services in our CDMO activity, from collaboration based on our cell-based products, and from licenses to use our technology and products. Although we were able to reduce the burn rate significantly in the last few years, it is unlikely that in the short term revenues will exceed our costs of operations.

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

Share-Based Compensation

Share-based compensation is considered a critical accounting policy due to the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2024, we recorded share-based compensation expenses related to options, restricted shares and RSUs in the amount of $2,618,000.

In accordance with ASC 718, “Compensation-Stock Compensation”, or ASC 718, RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2024 and 2023 were granted for no consideration; therefore, their fair value was equal to the share price at the date of grant unless the RSUs include a market-based condition in which case the fair value RSUs at the date of grant was calculated using the Monte Carlo model. The RSUs granted in fiscal year 2024 to non-employee consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation—Share Compensation”.

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

As of June 30, 2024

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pluri Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluri Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Liquidity and capital resources

As discussed in Note 1c to the consolidated financial statements, management believes that its cash and cash equivalent, restricted cash, and short-term bank deposit as of June 30, 2024, are sufficient to satisfy the Company’s capital needs for at least twelve months from the date of the issuance of these consolidated financial statements. The Company has been funded primarily through offerings of the Company’s securities and borrowings. Management expects that the Company will incur additional losses as it continues to focus its resources on advancing research and development activities as well as commercial operations, which will result in negative cash flows from operating activities. In case that the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

The principal considerations for our determination that performing procedures related to liquidity and capital resources is a critical audit matter are the estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows to conclude the Company would have sufficient liquidity to fund its operations for at least the next twelve months. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. Our audit procedures included, among others, testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund its operations for at least the next twelve months. We assessed the appropriateness of the forecast assumptions by comparing prior period forecasts to actual results, comparing forecasted revenue to signed agreements and other references, inquiring of management regarding the process and related controls and investigating mitigating actions to manage cash flows to meet the Company’s budget.

/s/ Kesselman & Kesselman

Certified Public Accountants (lsr.)

A member firm of PricewaterhouseCoopers International Limited

Haifa, Israel

September 18, 2024

We have served as the Company’s auditor since 2021.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2024	2023
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$6,783	$5,360
Short-term bank deposits	2e	23,202	34,811
Restricted cash	2f	254	269
Prepaid expenses and other current assets	3	868	969
Total current assets		31,107	41,409

LONG-TERM ASSETS:

Restricted bank deposits	2g	634	627
Severance pay fund		470	439
Property and equipment, net	4	688	688
Operating lease right-of-use asset	6	6,558	7,633
Other long-term assets		70	1
Total long-term assets		8,420	9,388

Total assets		$39,527	$50,797

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade payables		$964	$1,812
Accrued expenses		1,223	1,209
Operating lease liability	6	559	627
Accrued vacation and recuperation		702	873
Other accounts payable	5	1,006	1,100
Total current liabilities		4,454	5,621

LONG-TERM LIABILITIES

Accrued severance pay		605	598
Operating lease liability	6	5,026	5,748
Loan from the European Investment Bank, or EIB	7	24,027	23,530
Total long-term liabilities		29,658	29,876

COMMITMENTS AND CONTINGENCIES	8

SHAREHOLDERS’ EQUITY

Share capital (**):	9
Common shares, $0.00001 par value per share: authorized: 37,500,000 as of June 30, 2024 and 2023; issued and outstanding: 5,408,212 and 5,155,687 shares as of June 30, 2024 and 2023, respectively		*	*
Additional paid-in capital		420,568	412,939
Accumulated deficit		(420,472)	(399,584)
Total shareholders’ equity		96	13,355
Non-controlling interests		5,319	1,945
Total equity		5,415	15,300
Total liabilities and equity		$39,527	$50,797

(*)	Less than $1
(**)	See note 1d regarding reverse share split

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2024	2023

Revenues	2h	$326	$287
Cost of revenues		(4)	(9)
Gross profit		322	278

Operating expenses:
Research and development expenses		$(13,780)	$(17,413)
Less: participation by the NIAID, the IIA, Horizon Europe and other parties		1,334	1,668
Research and development expenses, net	2l	(12,446)	(15,745)
General and administrative expenses		(10,034)	(11,779)

Operating loss		(22,158)	(27,246)

Financial income (expenses), net		1,680	(798)
Interest expense		(866)	(843)
Total financial income (expenses), net	10	814	(1,641)

Net loss		$(21,344)	$(28,887)
Net loss attributed to non-controlling interests		(456)	(566)
Net loss attributed to shareholders		(20,888)	(28,321)

Loss per share:
Basic and diluted loss per share		$(3.99)	$(6.24)

Weighted average number of shares used in computing basic and diluted loss per share (**)		5,240,249	4,581,503

(**)	See note 1d regarding reverse share split

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2022	4,063,437	$	(*	)	$401,302	$(371,263)	$30,039	$2,147	$32,186
Share-based compensation to employees, directors, and non-employee consultants (note 9(2))	72,762		(*	)	2,984	-	2,984	993	3,977
Issuance of common shares and warrants related to the December 2022 Private Placement, net of issuance costs of $445	1,019,488		(*	)	8,024	-	8,024	-	8,024
Modification of warrants to non-controlling interests (note 1e)	-		-		(385)	-	(385)	385	-
Expiration of warrants in Ever After Foods (note 1e)	-		-		1,014	-	1,014	(1,014)	-
Net loss	-		-		-	(28,321)	(28,321)	(566)	(28,887)
Balance as of June 30, 2023	5,155,687	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300

(*)	Less than $1
(**)	See note 1d regarding reverse share split

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in		Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital		Deficit	Equity	Interests	Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939		$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants (note 9(2))	141,960		(*	)	1,973		-	1,973	645	2,618
Issuance of common shares under a sales agreement with A.G.P, net of issuance costs of $162 (see note 9(1))	42,729		(*	)	91		-	91	-	91
Issuance of Ever After Foods’ shares to non-controlling interests (note 1f)	-		-		5,565		-	5,565	3,185	8,750
Round-up of shares due to reverse share split effectuated on April 1, 2024 (see Note 1d)	67,836		(*	)	(*	)	-	-	-	-
Net loss	-		-		-		(20,888)	(20,888)	(456)	(21,344)
Balance as of June 30, 2024	5,408,212	$	(*	)	$420,568		$(420,472)	$96	$5,319	$5,415

(*)	Less than $1
(**)	See note 1d regarding reverse share split

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share amounts)

	Year ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,344)	$(28,887)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	253	362
Share-based compensation to employees, directors and non-employee consultants	2,618	3,977
Decrease in prepaid expenses and other current assets and other long-term assets	32	768
Decrease in trade payables	(778)	(22)
Decrease in other accounts payable and accrued expenses	(251)	(1,243)
Decrease (increase) in operating lease right-of-use asset and liability, net	285	(112)
Decrease (increase) in interest receivable on short-term deposits	438	(336)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	253	831
Increase in long-term interest payable and exchange rate differences related to the EIB loan, net	497	1,852
Accrued severance pay, net	(24)	(47)
Net cash used for operating activities	$(18,021)	$(22,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(323)	$(262)
Proceeds from withdrawal of short-term deposits, net	10,907	9,960
Net cash provided by investing activities	$10,584	$9,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, net of issuance costs	$91	$8,024
Issuance of Ever After Foods’ shares to non-controlling interests	8,750	-
Net cash provided by financing activities	$8,841	$8,024
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	11	(22)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted bank deposits	1,415	(5,157)
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	6,256	11,413
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$7,671	$6,256
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	6,783	5,360
Restricted cash	254	269
Long-term restricted bank deposits	634	627
Total cash, cash equivalents, restricted cash and restricted bank deposits	$7,671	$6,256
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$4	$74
Lease liabilities arising from obtaining right-of-use assets	$82	$60

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.) or the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned German Subsidiary, Pluristem GmbH, or the German Subsidiary which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd., or Ever After Foods formerly known as Plurinuva Ltd. Ever After Foods is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva. In March 2024, the Subsidiary established a new wholly owned subsidiary, Coffeesai Ltd., or Coffeesai which is incorporated under the laws of Israel, to develop cultivated coffee. Pluri Inc., the Subsidiary, the German Subsidiary, Ever After Foods and Coffeesai are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary, Coffeesai and Ever After Foods are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine, food tech and agricultural technology or agtech and launched a Contract Development and Manufacturing Organization or CDMO business and plans to utilize its technology in industries and verticals that have a need for a mass scale and cost-effective cell expansion platform. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.

The Company has incurred an accumulated deficit of approximately $420,472 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2024, the Company’s total shareholders’ equity amounted to $96. During the year ended June 30, 2024, the Company incurred losses of $21,344 and its negative cash flow from operating activities was $18,021.

As of June 30, 2024, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $30,873.

The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial, partnerships and collaboration agreements, by providing CDMO services to clients, from grants and contracts to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. During 2023 and 2024, the Company also implemented a cost reduction and efficiency plan. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products. In the case the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

On April 30, 2020, the German Subsidiary entered into a finance contract or the Finance Contract with the EIB, pursuant to which the German Subsidiary obtained loan in an amount of €20 million, or the Loan. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of June 30, 2024, the linked principal and interest accrued balance was of $24,027 and is presented among long-term liabilities (see note 7).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

d.

Reverse share split

In March 2024, the Company’s Board of Directors, or the Board, approved a 1-for-8 reverse share split of the Company’s (a) authorized common shares; and (b) issued and outstanding common shares. The reverse share split became effective on April 1, 2024. All common shares, options, warrants and securities convertible or exercisable into common shares, as well as loss per share, have been adjusted to give retroactive effect to this reverse share split for all periods presented.

An additional 67,836 common shares were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the reverse share split.

e.	On January 5, 2022, the Subsidiary entered into a Joint Venture Agreement with Tnuva pursuant to which the Subsidiary and Tnuva established Ever After Foods, with the purpose of developing cultivated meat products. Ever After Foods received exclusive, global, royalty bearing licensing rights to use Pluri’s proprietary technology, intellectual property and knowhow in the field of cultivated meat. Tnuva invested $7,500 in Ever After Foods and received 187,500 of Ever After Foods’s ordinary shares, representing 15.79% of the Ever After Foods share capital as of February 24, 2022, or the Closing Date. In addition, Tnuva received warrants to invest up to an additional $7,500 over a period of twelve months following the Closing Date.

The first warrant, or the First Warrant issued to Tnuva permitted Tnuva to purchase up to 125,000 ordinary shares of Ever After Foods at an exercise price of $40.00 per share and had a term commencing as described in the agreement. In addition, on the six month anniversary of the Closing Date, and provided that the First Warrant had not expired, Ever After Foods agreed to issue a second warrant, or the Second Warrant and together with the First Warrant, or the Warrants) to Tnuva which permitted Tnuva to purchase up to a number of ordinary shares of Ever After Foods, or the then most senior securities issued by Ever After Foods, in consideration for such amount equal to 200% of the remaining balance of the aggregate purchase price of the First Warrant, provided that Tnuva exercised at least 62,500 ordinary shares at a price per share of $40.00, or $2,500 in the aggregate, of the First Warrant. The Second Warrant’s exercise price per share equaled $76.00. The Second Warrant had a term commencing as described in the agreement.

The Company allocated the total consideration of $7,500 received in an amount equal to $6,718 for the ordinary shares and $782 for the Warrants.

On January 5, 2022, the Company determined the fair value of the ordinary shares and the Warrants utilizing a Monte Carlo simulation model (Level 3 classification), which incorporates various assumptions including expected share price volatility, risk-free interest rate, and the expected date of a qualifying event. The Company estimated the volatility of the ordinary shares of Ever After Foods based on data from similar companies operating in the food tech field.

Risk-free interest rate	1.08%
Expected share price volatility	85%

The consideration allocated to the shares issued was divided between the non-controlling interests, or NCI, and the Company’s shareholders as this transaction is a transaction with the NCI.

The consideration allocated to the Warrants was recognized against the NCI.

On August 23, 2022, or the Amendment Date, Ever After Foods and Tnuva executed an amendment to the warrant agreement, or the Amendment, extending the exercise period of the First Warrant from six months to nine months from the Closing Date. All other terms remained unchanged.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

e.	Following the Amendment, the Company recalculated the fair value of the warrants utilizing the same Monte Carlo simulation model (Level 3 classification) before and after the Amendment Date, which incorporates various assumptions including expected share price volatility, risk-free interest rate, and the expected date of a qualifying event.

The main assumptions used in the Monte Carlo simulation model are as follows:

Risk-free interest rate	3.25%
Expected share price volatility	70%

The Company estimated the volatility of the ordinary shares of Ever After Foods based on data from similar companies operating in the food tech field. The additional fair value determined was $385.

On November 22, 2022, the warrants in Ever After Foods expired unexercised and $1,014 were classified from NCI to additional paid-in capital.

f.	On June 12, 2024, Ever After Foods entered into a share purchase agreement with the Subsidiary, Tnuva and other investors. Ever After Foods agreed to issue and sell, ordinary shares in a private placement offering, for aggregate gross proceeds of $10,000. As part of the offering, the Subsidiary invested $1,250. As a result, the Company’s capital consideration is $8,750, of which $3,185 is attributed to non-controlling interests. Following the closing of the offering, the Company continued to own approximately 69% of Ever After Foods’ shares.

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States Generally Accepted Accounting Principles, or U.S. GAAP.

a.	Use of estimates

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

The U.S. dollar is the primary currency of the economic environment in which the Company and the Subsidiaries operate. Thus, the U.S. dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standards Codification, or ASC, 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. Non-controlling interests in subsidiaries represent the equity in Ever After Foods not attributable, directly or indirectly, to the Company. Non-controlling interests are presented in equity separately from the equity attributable to the shareholders of the Company. Profit or loss and components of other comprehensive income or loss are attributed to the Company and to non-controlling interests. Losses are attributed to non-controlling interests even if they result in a negative balance of non-controlling interests in the consolidated statements of operations.

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

Restricted cash is cash used to secure the Company’s credit line, derivative and hedging transactions and lease agreement. The restricted cash is presented at cost which approximates market values including accrued interest.

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

A contract with a customer exists only when: (i) the parties to the contract have approved it and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the distinct goods or services to be transferred, or the Performance Obligations, (iii) the Company can determine the transaction price for the goods or services to be transferred, (iv) the contract has commercial substance and (v) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2024 and 2023, no impairment losses were recorded.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

k.	Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Share Compensation”, or ASC 718. ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of share options granted using the Black-Scholes option-pricing model. The Company accounts for employees’ share-based payment awards classified as equity awards, such as restricted share units, or RSUs, using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

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

All RSUs to employees and directors granted during fiscal 2024 and 2023 were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant.

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSU granted during fiscal years 2024 and 2023 was $4.32 and $7.92 per share, respectively.

The fair value of the service-based share option grants was estimated on the grant date using a Black-Scholes option-pricing model. The weighted average grant date fair value of option granted during fiscal years 2024 and 2023 was $3.85 and $3.65 per option, respectively.

The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2024	2023
Underlying value of common shares ($)	4.40-6.08	7.52-7.92
Exercise price ($)	4.40-6.08	8.96-20.80
Expected volatility (%)	78.44	86.40-86.48
Expected terms of the option (years)	5-7	3
Risk-free interest rate (%)	4.04-4.13	4.03-4.22

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

Grants received from the Israel Innovation Authority, or the IIA, are recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred (see also note 8b).

During fiscal years 2024 and 2023, the Company also received (in cash) non-royalty bearing grants from the European Union research and development consortiums, under Horizon 2020, Horizon Europe, U.S. National Institute of Allergy and Infectious Diseases, or the NIAID, and from the IIA, under the CRISPR-IL consortium, in the aggregate amount of approximately $1,113 and $2,426, for the years ended June 30, 2024 and 2023, respectively. The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant based on the related costs incurred and recorded as a deduction from research and development expenses.

Research and development expenses, net for the years ended June 30, 2024 and 2023 include participation in research and development expenses in the amount of approximately $1,334 and $1,668, respectively.

m.	Loss per share

Basic and diluted loss per share is computed by dividing losses by the weighted average number of common shares outstanding during the year, including unexercised vested options with no par value exercise price. All outstanding share options, unvested RSUs and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented. The total number of shares related to the outstanding options, warrants and RSUs excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 1,635,190 and 1,768,948 for the years ended June 30, 2024 and 2023, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes”, or ASC 740. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

o.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits, long-term restricted bank deposits.

The majority of the Company’s cash and cash equivalents, restricted cash, short-term bank deposits and long-term restricted deposits are mainly invested in the New Israeli Shekel, or NIS, and U.S. dollar deposits of major banks in Israel and in the United States. Deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

p.	Severance pay

The majority of the Company’s agreements with employees in Israel are subject to Section 14 of the Israeli Severance Pay Law, 1963, or the Severance Pay Law. The Company’s contributions for severance pay have replaced its severance obligation. Upon contribution of the full amount of the employee’s monthly salary for each year of employment, no additional obligation exists regarding the matter of severance pay and no additional payments are made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

For Yaky Yanay, the Company’s Chief Executive Officer, or the CEO, whose agreement is not subject to Section 14 of the Severance Pay Law, the Subsidiary’s liability for severance pay is calculated pursuant to Severance Pay Law, based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The CEO is entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability to the CEO is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

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

Severance expenses for all employees including the CEO, for the years ended June 30, 2024 and 2023 were $632 and $732, respectively.

q.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits and restricted bank deposits and other current assets, trade payable and other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

The Company measures its derivative instruments at fair value under ASC 820, “Fair Value Measurement”, or ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company measures its liability pursuant to the Finance Contract with the EIB based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. The Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in the fiscal year 2024 and continuing up to and including its fiscal year 2030. The Company accrued royalties for fiscal year 2024 in the amount of $3 (see note 7).

r.	Derivative financial instruments

The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and hedging”, as amended and related interpretations, or ASC 815. ASC 815 requires the Company to recognize all derivatives on the balance sheet at fair value.

If a derivative does not meet the definition of a hedging instrument, the changes in the fair value are included in earnings. Cash flows related to Company’s current hedging are classified as operating activities. The Company enters into option and forward contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in NIS and its loan from the EIB that is linked to the Euro. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “financial income (expenses), net”.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company measured the fair value of the contracts in accordance with ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of June 30, 2024, the fair value of the derivatives instruments is presented in “Prepaid expenses and other current assets” (see note 3) and as of June 30, 2023, there were no derivatives instruments. The net income (losses) from derivatives instruments recognized in “Financial income (expenses), net” during the years ended June 30, 2024 and 2023 were $148 and $(157), respectively (see note 10).

s.	Leases

Operating leases are included in operating lease right-of-use, or ROU asset, and operating lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements with a non-cancelable term of less than 12 months are not recorded on the balance sheets.

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

i.	Recently adopted accounting pronouncements

ASU No. 2016-13-“Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13:

In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-13, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission, or SEC, rules) to fiscal years beginning after December 15, 2022, including interim periods.

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

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures”, or ASU 2023-07:

In November 2023, the FASB issued ASU 2023-07, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect that ASU 2023-07 will have on its consolidated financial statements and related disclosures.

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of its adoption. The Company is currently evaluating the effect that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

u.	Comprehensive loss

For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

v.	Loss contingencies

The Company records accruals for loss contingencies to the extent that it concludes their occurrence is probable and that the related liabilities are estimable. As of June 30, 2024 and 2023, the Company has not recorded any accruals in this regard.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,
	2024	2023
Accounts receivable from NIAID	$210	$-
Prepaid expenses	222	442
Value Added Tax receivable	135	129
Accounts receivable from the IIA	257	250
Customer receivable	34	110
Other receivables	10	38
Total	$868	$969

NOTE 4: - PROPERTY AND EQUIPMENT, NET

	June 30,
	2024	2023
Cost:
Laboratory equipment	$7,166	$7,006
Computers and peripheral equipment	1,775	1,682
Office furniture and equipment	682	682
Leasehold improvements	8,765	8,765
Total cost	18,388	18,135
Accumulated depreciation:
Laboratory equipment	6,615	6,471
Computers and peripheral equipment	1,638	1,530
Office furniture and equipment	682	681
Leasehold improvements	8,765	8,765
Total accumulated depreciation	17,700	17,447
Property and equipment, net	$688	$688

Depreciation expenses amounted to $253 and $362 for the years ended June 30, 2024 and 2023, respectively.

All of the Company’s property and equipment is located in Israel.

NOTE 5: - OTHER ACCOUNTS PAYABLE

	June 30,
	2024	2023
Grants received in advance	$81	$144
Accrued payroll	467	501
Advances from customers	43	7
Payroll institutions	415	448
Total	$1,006	$1,100

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - LEASES

Towards the termination of the previous facility operating lease agreement, the Company signed, in December 2021, an addendum to its facility operating lease agreement with the lessor, which extended the lease period to December 2026. In addition, the Company has the option to extend the term of the lease, or the Extension Option, for an additional period of five years until December 2031. The Company reflected the Extension Option during the evaluation of the lease liability and ROU asset. The monthly lease payments are approximately NIS 292,000 ($78) which are linked to the consumer price index and will increase by 10% in the event the Company exercises its Extension Option. In addition, the Company has operating leases for vehicles that expire through fiscal year 2026. Below is a summary of the Company’s operating ROU assets and operating lease liabilities:

	June 30,
	2024	2023
Operating ROU assets	$6,558	$7,633

Operating lease liabilities, current	559	627
Operating lease liabilities long-term	5,026	5,748
Total operating lease liabilities	$5,585	$6,375

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

June 30, 2024
2025	1,113
2026	1,011
2027	977
2028	1,023
2029 and thereafter	3,583
Total undiscounted lease payments	$7,707
Less: interest	(2,122)
Present value of lease liabilities	$5,585

All of the leased facilities are located in Israel.

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2024 and 2023 are as follows:

	Year ended June 30,
	2024	2023
Components of lease expense
Fixed payments and variable payments that depend on an index or rate	$1,250	$1,304
Sublease income	$50	$36
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,178	$1,196

As of June 30, 2024, the weighted average remaining lease term is 7.4 years, and the weighted average discount rate is 9 percent. As of June 30, 2023, the weighted average remaining lease term is 8.1 years, and the weighted average discount rate is 9 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

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

The tranches were treated independently, each with its own interest rate and maturity period. The annual interest rate is 4% (consisting of a 4% deferred interest rate payable upon maturity); for the first tranche, 4% (consisting of a 1% fixed interest rate and a 3% deferred interest rate payable upon maturity) for the second tranche and 3% (consisting of a 1% fixed interest rate and a 2% deferred interest rate payable upon maturity) for the third tranche.

In addition to any interest payable on the Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of June 30, 2024, Pluri had an accrued royalty in the amount of $3.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026 and bears annual interest of 4% to be paid with the principal of the Loan. As of June 30, 2024, the linked principal balance in the amount of $21,390 and the interest accrued in the amount of $2,637 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - COMMITMENTS AND CONTINGENCIES

a.	As of June 30, 2024, an amount of $888 of cash and deposits was pledged by the Subsidiary to secure its credit line, lease agreement and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12 month LIBOR (from January 1, 2024, to the 12-month secured overnight financing rate, or SOFR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of June 30, 2024, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,565, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. During the year ended June 30, 2023, the grant from this Smart Money program received in the amount of approximately $180 and the program has ended. No royalties were paid or accrued.

d.

In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties to the EIB, see note 7.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY

(1)	a)	On May 1, 2023, the Company increased its authorized common shares from 7,500,000 to 37,500,000 with a par value of $0.00001 per share. All shares have equal voting rights and are entitled to one vote per share in all matters to be voted upon by shareholders and may be issued only as fully paid and non-assessable shares. Holders of the common shares are entitled to equal ratable rights to dividends and distributions, as may be declared by the Board out of funds legally available. The Company’s authorized preferred shares consist of 1,000,000 preferred shares, par value $0.00001 per share, with series, rights, preferences, privileges and restrictions as may be designated from time to time by the Board. No preferred shares have been issued.

b)	Between December 13, 2022 and December 27, 2022, the Company entered into the December 2022 Private Placement, a series of securities purchase agreements with several purchasers for an aggregate of 1,019,488 common shares and warrants to purchase up to 1,019,488 common shares. On December 13, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.24 per share, up to 697,485 common shares and warrants to purchase up to 697,485 common shares, with an exercise price of $8.24 per share and a term of three years. On December 14, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.40 per share, up to 258,565 common shares and warrants to purchase up to 258,565 common shares, with an exercise price of $8.40 per share and a term of three years. On December 15, 2022, the Company executed securities purchase agreements to sell, at a purchase price of $8.48 per share, up to 29,688 common shares and warrants to purchase up to 29,688 common shares, with an exercise price of $8.48 per share and a term of three years. On December 19, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $8.72 per share, up to 16,875 common shares and warrants to purchase up to 16,875 common shares, with an exercise price of $8.72 per share and a term of three years. On December 27, 2022, the Company executed a securities purchase agreement to sell, at a purchase price of $8.96 per share, up to 16,875 common shares and warrants to purchase up to 16,875 common shares, with an exercise price of $8.96 per share and a term of three years. The warrants sold in the December 2022 Private Placement are exercisable upon the later of six months from their issuance date, or from the date the Company increased its authorized shares. The Company issued 1,019,488 common shares and warrants to purchase up to 1,019,488 common shares that relate to the December 2022 Private Placement and received $8,024 as of that date net of $445 of issuance expenses.

c)	Pursuant to a shelf registration on Form S-3 declared effective by the SEC on September 21, 2023, on February 13, 2024 the Company entered into a Sales Agreement with A.G.P., which provides that, upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. During April 2024, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

d)	On August 31, 2023, and as amended and restated as of October 9, 2023, Ever After Foods entered into a Simple Agreement for Future Equity, or the SAFE Agreement, with an investor. Pursuant to the terms of the SAFE Agreement, Ever After Foods will receive an aggregate amount of $2,500, or the SAFE Amount. On December 12, 2023, the SAFE Agreement had been terminated and the SAFE Amount was not received.

e)	On June 12, 2024, Ever After Foods entered into a share purchase agreement with the Subsidiary, Tnuva and other investors (see note 1f).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

(2)	Share options and RSUs to employees, directors and consultants:

The Company adopted the 2016 Equity Compensation Plan, or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans.

Under the Plans, share options, restricted shares, or RS, and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiary.

As of June 30, 2024, 642,650 common shares are available for future grants under the Plans.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Year ended June 30, 2023
	Number (**)	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	11,381	$10.56	7.05	44
Share options forfeited	(3,281)	$18.32	-	-
Share options outstanding at end of the period	8,100	$7.44	6.24	29
Share options exercisable at the end of the period	7,475	$6.69	6.06	29
Share options unvested	625	$16.00	8.44	$-
Share options vested and expected to vest at the end of the period	8,100	$7.44	6.24	29

	Year ended June 30, 2024
	Number (**)	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	8,100	$7.44	6.24	29
Share options granted	9,375	$4.40	4.56	13
Share options outstanding at end of the period	17,475	$5.80	4.87	$42
Share options exercisable at the end of the period	8,100	$7.41	5.24	$29
Share options unvested	9,375	$4.40	4.56	13
Share options vested and expected to vest at the end of the period	17,475	$5.80	4.87	$42

(**)	See note 1d regarding reverse share split

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses recorded in general and administrative expenses related to options granted to non-employee consultants by Pluri and its Subsidiary for the years ended June 30, 2024 and 2023 were $9 and $6, respectively.

Unamortized compensation expenses related to options granted to non-employee consultants by Pluri and its Subsidiary are approximately $20 to be recognized by the end of March 2027.

b.	Options to CEO and directors:

A summary of the share options granted to CEO and directors under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Year ended June 30, 2023
	Number (**)	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	-	$-	-
Share options granted	229,353	$15.20	3.47
Share options outstanding at the end of the period	229,353	$15.20	3.47
Share options exercisable at the end of the period	114,676	$15.20	3.47
Share options unvested	114,677	$15.20	3.47
Share options vested and expected to vest at the end of the period	229,353	$15.20	3.47

	Year ended June 30, 2024
	Number (**)	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	229,353	$15.20	3.47
Share options granted	12,500	$6.08	6.73
Share options forfeited	(1,562)	$6.08	-
Share options outstanding at the end of the period	240,291	$14.82	2.42
Share options vested and exercisable at the end of the period	240,291	$14.82	2.42

(**)	See note 1d regarding reverse share split

As of June 30, 2024, the aggregate intrinsic value of these options was $0.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

On December 14, 2022, Yaky Yanay, the Company’s CEO, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the Company’s existing equity compensation plans. In that regard, the Company granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month (see also item c), and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. All of these options were granted in December 2022 and will expire three years from the last vesting date.

In addition, the Board also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.80 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years after the last vesting date.

Compensation expenses recorded in general and administrative expenses related to options granted to CEO and directors by Pluri Inc. and its Subsidiary for the years ended June 30, 2024 and 2023 were $220 and $568, respectively.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the years ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
	Number (**)
Unvested at the beginning of period	207,199	241,877
Granted	395,327	41,853
Forfeited	(132,400)	(6,424)
Vested	(116,992)	(70,107)
Unvested at the end of the period	353,134	207,199
Expected to vest after the end of period	319,533	205,072

(**)	See note 1d regarding reverse share split

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary were recorded as follows:

	Year ended June 30,
	2024	2023
Research and development expenses	$316	$55
General and administrative expenses	1,258	2,150
	$1,574	$2,205

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary are approximately $848 to be recognized by the end of January 2027.

General and administrative expenses include compensation expenses for the year ended June 30, 2024 and 2023, in the amount of $58 and $273 were related to 41,853 RSUs granted to the CEO, due each month (see also item b).

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants under the Plans by Pluri Inc. and its Subsidiary for the years ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
	Number (**)
Unvested at the beginning of period	2,500	5,157
Granted	27,270	-
Vested	(24,968)	(2,657)
Unvested at the end of the period	4,802	2,500

(**)	See note 1d regarding reverse share split

Compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and its Subsidiary were recorded as follows:

	Year ended June 30,
	2024	2023
Research and development expenses	$-	$1
General and administrative expenses	170	204
	$170	$205

Unamortized compensation expenses related to RSUs and RS granted consultants by Pluri Inc. and its Subsidiary are approximately $21 to be recognized by the end of June 2025.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - SHAREHOLDERS’ EQUITY (CONT.)

e.	Summary of the Company’s warrants and options:

	Year ended June 30, 2024
Warrants / Options	Weighted average exercise price per share	Options and warrants for common shares (**)	Options and warrants exercisable for common shares (**)	Weighted average remaining contractual terms (in years)
Warrants:	$8.24	697,485	697,485	1.55
	$8.40	258,565	258,565	1.82
	$8.48	29,688	29,688	1.47
	$8.72	16,875	16,875	1.49
	$8.96	16,875	16,875	1.50
Total warrants		1,019,488	1,019,488

Options:	$5.80	17,475	8,100	4.87
	$8.96	41,853	41,853	2.04
	$12.48	62,500	62,500	2.25
	$16.64	62,500	62,500	2.25
	$20.80	62,500	62,500	2.25
	$6.08	10,938	10,938	6.73
Total options		257,766	248,391
Total warrants and options		1,277,254	1,267,879

This summary does not include 357,936 RSUs and RS that are not vested as of June 30, 2024.

(**)	See note 1d regarding reverse share split

(3)	Nasdaq Deficiency Letter:

On May 28, 2024, the Company, received a deficiency letter, or the Nasdaq Letter, from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500 in shareholders’ equity for continued listing on The Nasdaq Capital Market, or the Shareholders’ Equity Requirement, nor was it in compliance with either of the alternative listing standards, market value of listed securities of at least $35,000 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Letter, on July 11, 2024, and subsequent to the balance sheet date, the Company submitted a plan to regain compliance, or the Compliance Plan. Based on the Compliance Plan, Nasdaq granted the Company an extension of time to regain compliance with the Shareholders’ Equity Requirement until November 24, 2024. If the Company fails to evidence compliance by the required deadline, the Company may be subject to delisting. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance the Company will ultimately regain compliance with all applicable requirements for continued listing.

Neither the Nasdaq Letter nor the Company’s noncompliance have an immediate effect on the listing or trading of the Company’s common shares, which will continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10: - FINANCIAL INCOME (EXPENSES), NET

	Year ended June 30,
	2024	2023
Foreign currency translation differences, net	$126	$(1,709)
Bank and broker commissions	92	(16)
Interest income on deposits and restricted bank deposits	1,314	1,084
Income (loss) from hedging derivatives	148	(157)
Financial income (expenses), net	1,680	(798)
EIB loan interest expenses	(866)	(843)
	$814	$(1,641)

NOTE 11: - TAXES ON INCOME

a.	Tax rates applicable to the Company:

1.	Pluri:

The U.S. corporate federal tax rate applicable to Pluri is 21%, which is the result of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Such corporate tax rate excludes state tax and local tax, if any, which rates depend on the state and city in which Pluri conducts its business.

The Tax Act provided for a one-time transition tax on certain foreign earnings for the tax year 2017, and taxation of Global Intangible Low-Taxed Income, or GILTI, earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Tax Act also made certain changes to the depreciation rules and implemented new limits on the deductibility of certain executive compensation paid by Pluri All losses generated after December 31, 2017 can only be used to offset 80% of net income in the year they will be utilized.

There was no one-time transition tax for the Company under the Tax Act, nor will there be GILTI tax due for the current year, since the Subsidiary had losses for every year to date.

In January 2018, Pluri Inc. registered as an Israeli resident with the Israel Tax Authority, or the ITA, and the Israeli Value Added Tax Authorities (the VAT registration agreed to be canceled by the VAT authorities). As a result, as of such date, Pluri Inc. is classified as a dual tax resident for tax purposes both in Israel and the United States.

In June 2018, Pluri Inc. and the Subsidiary submitted an election notice to the ITA to file a consolidated tax return in Israel commencing with the 2018 tax year.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

2.	The Subsidiary:

Consolidated taxable income of Pluri and the Subsidiary, or the consolidated tax unit, is subject to tax at the rate of 23% for the years ended June 30, 2024 and 2023.

The consolidated tax unit is filing its consolidated tax reports in U.S. dollars based on specific regulations of the ITA which allow, in specific circumstances, filing tax reports in U.S. dollars, or Dollar Regulations. Under the Dollar Regulations, the tax liability is calculated in U.S. dollars according to certain orders. The tax liability, as calculated in dollars, is translated into NIS according to the exchange rate as of June 30 of each year (the fiscal tax year end of the Subsidiary).

The Subsidiary has not received final tax assessments since its incorporation; however the assessments of the Subsidiary are deemed final through 2019.

The Law for the Encouragement of Capital Investments, 1959, or the Law (amendment No. 73):

In December 2016, the Knesset (Israeli Parliament) issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2017 and 2018), 2017, which consists of amendment No. 73 to the Law, or Amendment No. 73. According to Amendment No. 73, the tax rate on preferred income from a preferred enterprise in 2017 and thereafter will be 16% (in development area A it will be 7.5%).

According to Amendment No. 73, special tax benefits were established for Technological Preferred Enterprise, starting in 2017, will be as follow:

●	6% rate would apply to qualifying Israeli companies that are part of a group with global consolidated revenue of over NIS 10 billion (approximately $2,900,000).

●	Other qualifying companies with global consolidated revenue below NIS 10 billion would be subject to a 12% tax rate (in development area A it will be 7.5%).

●	Withholding tax on dividends paid to foreign entity investors (i.e., not to a private person) would be subject to a reduced rate of 4% for all qualifying companies (unless further reduced by a treaty), subject that at least 90% of the company is held by foreign entities (one or more).

Taxable income which is not produced as part of Preferred Technological Enterprise income will be taxed at the regular tax rate (23% in 2024).

As of June 30, 2024, the Subsidiary’s management believes that the Subsidiary meets the conditions mentioned above to be considered as a Technological Enterprise.

3.	Pluristem GmbH:

The corporate tax rate applicable to the German Subsidiary is 15%, which is derived from the German Corporation Tax Act and Solidarity surcharge of 5.5% from the 15% corporate tax rate. This corporate tax rate excludes trade tax, which rate depends on the municipality in which the German Subsidiary conducts its business. Trade tax rate applicable to the German Subsidiary is 15.93%, which is calculated by determining the Trade Tax Base with 3.5% of the trade income and applying the tax factor which differs according to the specific municipality in Germany and equals 455% for the municipality of Potsdam.

4.	Ever After Foods:

Ever After Foods is an Israeli tax resident and is subject to corporate income tax at the rate of 23%.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - TAXES ON INCOME (CONT.)

b.	Carryforward losses for tax purposes

As of June 30, 2024, Pluri had a U.S. federal net operating loss carryforward for income tax purposes in the amount of $31,414. Net operating loss carryforwards arising in taxable years prior to 2018, can be carried forward and offset against taxable income for 20 years and thus will expire between 2022 and 2037. Net operating losses generated in tax years 2002, 2003 and 2004 have expired and were reduced from the total net operating loss carryforward available.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the U.S. Internal Revenue Code of 1986, Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2024, in the amount of approximately $129,286, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

 In January 2018, Pluri Inc. registered as an Israeli resident with the ITA.

As of June 30, 2024, Pluri Inc. and the Subsidiaries consolidated accumulated losses, for tax purposes, are approximately $144,906, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2024, in the amount of approximately $601, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

c.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2024	2023
Consolidated loss of Pluri Inc. and the Israeli Subsidiaries	$21,339	$28,878
Pluristem GmbH	5	9
	$21,344	$28,887

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Operating loss carryforwards	$69,852	$80,534
Research and development credit carryforwards	3,780	4,057
Issuance costs	25	68
Allowances and reserves	173	237

Total deferred tax assets before valuation allowance	73,830	84,896
Valuation allowance	(73,830)	(84,896)

Net deferred tax asset	$-	$-

As of June 30, 2024 and 2023, the Company has provided full valuation allowances with respect to the deferred tax assets resulting from tax loss carryforwards and other temporary differences, since it has a history of operating losses and due to current uncertainty concerning its ability to realize these deferred tax assets in the future.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2024 and 2023, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of taxes at the federal statutory rate to Company’s provision for income taxes:

In 2024 and 2023, the main reconciling item of the statutory tax rate of the Company (21% to 23%) to the effective tax rate (0%) is tax loss carryforward and R&D credit carryforward for which a full valuation allowance was provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2024, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Zami Aberman	Chairman	70	June 2019
Yaky Yanay	President Director CEO	53	February 2014 February 2015 June 2019
Chen Franco-Yehuda	CFO, Treasurer and Secretary	41	March 2019
Doron Birger	Director	73	July 2021
Rami Levi	Director	62	June 2021
Maital Shemesh-Rasmussen	Director	55	June 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Chairman since January 2022, as Executive Chairman from June 2019 until December 2021, as our Co-CEO from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. When he joined the Company, he changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the placenta (Decidua) as a source for cell therapy, combined with the company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 40 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea.

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

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our Chief Executive Officer, or CEO, from June 2019, previously serving as Co-CEO from March 2017. Mr. Yanay has served in various executive positions in Pluri since 2006 including as our CFO, from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our CEO from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. From 2015 to 2018, Mr. Yanay served as the Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries and since August 2012 has continually served as a Director of IATI, representing Israel’s life sciences industry. Prior to joining the Company, Mr. Yanay founded the “Israeli Life Science Forum” and also served as the CFO of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the board of directors of Elbit Vision Systems Ltd. Prior to these positions, Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel. Since 2022, Mr. Yanay has also served as the Chairman of Ever After Foods.

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

Chen Franco-Yehuda

Ms. Franco-Yehuda was appointed as CFO, Treasurer, and Secretary of Pluri, effective in March 2019. She is responsible for managing financial and corporate strategy, and is also in charge of the finance, IT, investor relations, PR and legal departments. Prior to being appointed as our CFO, Ms. Franco-Yehuda served as the Company’s Head of Accounting and Financial Reporting since July 2016 and, prior to that, the Company’s Controller since May 2013. Before joining the Company, from October 2008 to April 2013, Ms. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014. Ms. Franco-Yehuda has also served as a member of the board of directors of Brenmiller Energy Ltd. (Nasdaq: BNRG) since August 2022 and a director of Ever After Foods since February 2022.

Ms. Franco-Yehuda holds a bachelor’s degree with honors in economics and accounting from Haifa University, Israel, and is a certified public accountant in Israel.

On June 30, 2024, Ms. Franco-Yehuda notified the Company of her resignation from her position as CFO, Treasurer and Secretary of the Company, which will become effective as of September 30, 2024. Ms. Franco-Yehuda’s resignation was for personal reasons and was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 2, 2024, the Board appointed Liat Zalts, age 40, to serve as the Company’s CFO and Treasurer effective as of September 30, 2024. Prior to her appointment as CFO, Mrs. Zalts served as the Company’s Director of Finance since December 2022. From March 2018 to November 2022, Mrs. Zalts served as a CFO of Matics Manufacturing Analytics Ltd., a SaaS, high-tech company based in Israel. From October 2008 to February 2018, Mrs. Zalts worked at Ernst & Young Israel (EY) and, between 2014 and 2018, served as a manager of audit groups relating to public and private companies in the high-tech department. Mrs. Zalts holds a bachelor’s degree in economics and business management from Haifa University, a degree in accounting from Bar Ilan University and is a certified public accountant in Israel.

Doron Birger

Mr. Birger became a director of the Company in July 2021. Mr. Birger served as the chairman of the board of directors of Sight Diagnostic Ltd. from June 2014 until February 2024 and as interim CEO from July 2022 until March 2024, as chairman of the board of directors of Nurami Medical Ltd., or Nurami, from April 2016 to March 2022, and is currently a director of Nurami, Chairman or director of Ultrasight Medical Imaging Ltd. from June 2019, Intelicanna Ltd. (TASE: INTL) from April 2021 until April 2022, Matricelf Ltd. (TASE:MTLF ) from December 2020, Galooli from September 21 and as a director of IceCure Medical Ltd. (TASE: ICCM) since August 2012 until May 2024 , Vibrant Ltd. from December 2014 until March 2023, Hera Med Ltd. (ASX: HMD) from November 2019 until March 2024, Citrine Global (OTC: CTGL) from March 2020 until January 2024, Kadimastem Ltd. (TASE: KDST) from December 2020 until December 2023, VVT Medical since February 2024 and Netiv Ha’or, a subsidiary of the Israel Electric Corporation Ltd., from March 2020 until March 2023, and as chairman and director in a variety of non-profit organizations. Prior to that, Mr. Birger has served as Chairman or member of the board of directors of MCS Medical Compression Systems (DBN) Ltd. (TASE:MDCL) from March 2015 to May 2018, Mekorot National Water Company Ltd. from November 2015 to November 2018, and chairman of the board of directors of Insulin Medical Ltd. (TASE: INSL) from March 2016 to August 2017, IOPtima Ltd. from June 2012 to June 2019, MST Medical Surgical Technologies Ltd. from August 2009 to June 2019, Highcon Ltd. From November 2014 to January 2018, Magisto Ltd. from September 2009 to July 2019, Real Imaging Ltd. from November 2018 to April 2019 and Medigus Ltd. (Nasdaq and TASE: MDGS) from May 2015 to September 2018. Mr. Birger holds a BA and MA in economics from the Hebrew University, Israel.

We believe that Mr. Birger’s qualifications to sit on our Board include his extensive experience in the high-tech sector and life-science industry, his experience serving as Chairman, CEO and a director of public companies, his vast skill and expertise in accounting and economics as well as his knowledge and familiarity with corporate finance.

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

Maital Shemesh-Rasmussen

Ms. Shemesh-Rasmussen became a director of the Company in January 2021. Ms. Shemesh-Rasmussen served as the Chief Commercial Officer of Octave Bioscience, Inc. between 2021 and 2024. Prior to this role, Ms. Shemesh-Rasmussen served as the Global Head of Marketing at Roche Diagnostics Information Solutions between 2018 and 2020. Between 2016 and 2018, she was a consultant to Fitango Health, Inc. where she focused on marketing and business development. Between 2013 and 2016, she led Product Marketing at the Oracle Health Sciences Global Business Unit, as well as Marketing and Business Development in the Oracle Digital Health Innovation Unit. Prior to these positions, Ms. Shemesh-Rasmussen was the founder and president of Rasmussen Communication, Inc. In addition, Ms. Shemesh-Rasmussen served as Vice President at JPMorgan Chase Bank from 2002 until 2007. Ms. Shemesh-Rasmussen holds a BA in Behavioral Sciences from Ben Gurion University.

We believe that Ms. Shemesh-Rasmussen’s qualifications to sit on our Board include her experience in marketing for pharmaceutical companies, science, business development and investment banking.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until June 25, 2024, the members of our Audit Committee were Mr. Birger, Mr. Lorne Abony and Ms. Shemesh-Rasmussen. Mr. Abony was not re-nominated as a director for the 2024 annual meeting of shareholders, held on June 25, 2024, or the 2024 Annual Meeting, and his membership on the Board and Audit Committee terminated on June 25, 2024. Following the 2024 Annual Meeting, Mr. Levi was appointed to serve on the Audit Committee of the Board, to replace Mr. Abony. Mr. Birger is the Chairman of the Audit Committee, and our Board has determined that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations. The Board also determined that Mr. Birger is an Audit Committee financial expert. The Audit Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The primary responsibilities of our Audit Committee include:

●	Appointing, compensating and retaining our registered independent public accounting firm;

●	Overseeing the work performed by any outside accounting firm;

●

Assisting the Board in fulfilling its responsibilities by reviewing: (i) the financial report provided by us to the SEC, our shareholders or to the general public, and (ii) our internal financial and accounting controls;

●	Recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations; and

●	Overseeing the Company’s risk management arising from cybersecurity threats.

Our Audit Committee held five meetings during fiscal year 2024.

Compensation Committee

Until June 25, 2024, the members of our Compensation Committee were Mr. Rami Levi, Mrs. Maital Shemesh-Rasmussen and Mr. Abony. Mr. Abony was not re-nominated as a director for the 2024 annual meeting of shareholders, held on June 25, 2024 and his membership on the Board and Compensation Committee terminated as of June 25, 2024. As of June 25, 2024, the members of our Compensation Committee are Mr. Levi and Mrs. Shemesh-Rasmussen. Ms. Shemesh-Rasmussen is the Chairperson of the Compensation Committee. The Board has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. The Compensation Committee operates under a written charter that is posted on our website at www.pluri-biotech.com. The primary responsibilities of our Compensation Committee include:

●	Reviewing and recommending to our Board of the annual base compensation, the annual incentive bonus, equity compensation, employment agreements and any other benefits of our executive officers;

●	Administering our equity-based plans and making recommendations to our Board with respect to our incentive–compensation plans and equity–based plans;

●	Annually reviewing and making recommendations to our Board with respect to the compensation policy for such other officers as directed by our Board; and

●	Administration of our clawback policy.

Our Compensation Committee held two meetings during fiscal year 2024.

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

●

Reviewing periodically with the Chairman of the Board and the CEO the succession plans relating to positions held by directors and making recommendations to the Board with respect to the selection and development of individuals to occupy those positions.

Our Nominating Committee did not hold any meetings during Fiscal Year 2024 and took action by written consent once.

Investments Committee

Doron Birger is the Chairman and sole member of the Investment Committee, and the Board has determined that he is an “independent” director as defined by the rules of the SEC and Nasdaq rules and regulations.

The Investment Committee operates under a written charter that is posted on our website, www.pluri-biotech.com. The primary responsibilities of our Investment Committee include:

●	Managing the Company’s investment portfolio, including periodically reviewing the performance and effectiveness of the Company’s’ investment portfolio;

●	Establishing and periodically reviewing the Company’s investment guidelines and hedging policies;

●	Monitoring and analyzing the Company’s foreign exchange risks and exposures;

●	Recommending the Company’s investment advisers, monitoring their performance and when appropriate, recommending terminating their engagement; and

●	Monitoring on a periodic basis the Company’s cashflow.

Our Investment Committee held four meetings with executive management and consultants during Fiscal Year 2024.

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

We have never received communications from shareholders recommending individuals to any of our independent directors. Therefore, we do not yet have a policy with regard to the consideration of any director candidates recommended by shareholders. In fiscal year 2024, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board. We have not received any recommendations from shareholders for Board nominees. All of the nominees for election at the 2024 meeting of shareholders were current members of our Board, at that time.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation owed to our CEO and our CFO, or our named executive officers, for the fiscal years ended June 30, 2024 and 2023. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year(1)	Salary ($)(2)		Non-Equity Plan Compensation ($)		Share-based Awards ($)(5)		All Other Compensation ($)		Total ($)
Yaky Yanay	2024	281,693	(6)(9)	23,976	(3)	399,000	(6)	36,810	(7)	741,479
CEO	2023	296,728	(6)	128,058	(4)	2,169,642	(6)	33,787	(7)	2,628,215

Chen Franco-Yehuda	2024	257,309	(9)	7,992	(3)	202,350		24,715	(8)	492,366
CFO	2023	284,096		66,062	(4)	-		25,081	(8)	375,239

(1)	The information is provided for each fiscal year, which begins on July 1 and ends on June 30.

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

(3)

For Mr. Yanay and Ms. Franco-Yehuda, we have accrued, but have not yet paid, bonuses during fiscal year 2024 of $23,976 and $7,992 respectively, for certain performance-based bonuses as defined in their employment agreement. We expect to pay such bonuses during the second quarter of fiscal year 2025.

(4)	For Mr. Yanay and Ms. Franco-Yehuda, we have accrued, bonuses during fiscal year 2023 of $128,058 and $66,062 respectively, for certain target bonuses as a result of the achievement of certain milestones that were defined by the Compensation Committee. On November 13, 2023, the Compensation Committee approved a bonus payment of $84,000, which was paid in March 2024, to Mr. Yanay and a bonus payment of $43,000, which was paid in March 2024, to Ms. Franco-Yehuda based on their achievement of several performance goals.

(5)	The fair value recognized for the share-based awards was determined as of the grant date in accordance with Accounting Standard Codification, or ASC, Topic 718. The assumptions used in the calculations for these amounts for fiscal year 2024 are included in Note 9 to our audited consolidated financial statements for fiscal year 2024 and 2023 respectively, included elsewhere in this Annual Report (see also “Grants of Plan-Based Awards” table presented below).

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

(7)	Includes costs in connection with car and mobile phone expenses for Mr. Yanay for fiscal year 2024 and 2023. We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed-up and is part of the amount in the “Salary” column.

(8)	Includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Franco-Yehuda for fiscal year 2024 and 2023.

(9)	In December 2023, in light of the ongoing conflict in Israel and challenges in predicting its resolution and the subsequent impact on the Company’s operations, and in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 20% monthly cash salary reduction in the amount of 39,600 NIS to Mr. Yanay, our CEO, for the months of January 2024 and February 2024, (ii) a 20% cash salary reduction in the amount of 39,000 NIS to Mrs. Franco – Yehuda, our Chief Financial Officer, or CFO, for the months of December 2023, January 2024 and February 2024.

Employment Agreements

During fiscal year 2024, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Starting January 1, 2021, Mr. Yanay’s monthly salary is NIS 99,000, approximately $30,000 per month. Mr. Yanay is also provided with a cellular phone and a Company car (including gross payment of tax associated with the company car benefit) pursuant to the terms of his agreement. Furthermore, Mr. Yanay is entitled to a performance-based bonus of 1.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to seven times his monthly salary subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Mr. Yanay a discretionary bonus of up to 3 months of his monthly salary.

(b)	Starting January 1, 2021, Ms. Franco-Yehuda’s monthly salary is NIS 65,000. Ms. Franco-Yehuda also receives cellular phone expense reimbursements and is entitled to car expense reimbursements or Company car pursuant to the terms of her employment agreement. Furthermore, Ms. Franco-Yehuda is entitled to a performance-based bonus of 0.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to five and a half times her monthly salary, subject to milestones and performance targets that was set by our Compensation Committee. The Board may also grant Ms. Franco-Yehuda a discretionary bonus of up to 3 months of her monthly salary.

(c)

On September 18, 2024, the Company entered into an employment agreement and a standard indemnification agreement with Liat Zalts, as the Company’s CFO and Treasurer effective as of September 30, 2024. Mrs. Zalts was granted 15,000 RSUs with a three-year vesting period (50% will vest quarterly on the first year, 25% will vest quarterly on the second year and 25% will vest quarterly on the third year). Except as otherwise set forth herein, there is no arrangement or understanding between Ms. Zalts any other person pursuant to which she was appointed as CFO and there are no transactions in which Ms. Zalts has an interest requiring disclosure under Item 404(a) of Regulation S-K.

(d)	On September 18, 2024, the Board approved a bonus payment of $31,500 to the CEO and a bonus payment of $36,850 to the CFO in accordance with their employment agreements. We expect to make these payments during the next quarter. In addition, the Board also approved a special bonus of $131,250 for the CEO and a bonus payment of $43,750 for the CFO, which will be paid in common shares in the coming month. Accordingly, the Board resolved that the issuance of shares to the CEO and to the CFO will be made under the Company’s 2019 Plan.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (ii) in the event of termination of Ms. Franco-Yehuda’s employment, she is entitled to a severance payment, under Section 14 of the Israeli Severance Pay Law, 1963, or the Severance Pay Law, and an adjustment fee that equals her monthly salary amount multiplied by three, plus the number of years the employment agreement remains in force from June 30, 2020, but in any event no more than six years in the aggregate.

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

The following table displays the value of what our CEO and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2024.

Officer	Salary		Accelerated Vesting of RSUs(1)		Total

Yaky Yanay
Terminated due to officer resignation	$644,097	(5)	$232,555	(2)	$876,652
Terminated due to discharge of officer	$644,097	(5)	$465,111	(3)	$1,109,208
Change in control	-		$465,111	(4)	$465,111

Chen Franco Yehuda
Terminated due to officer resignation	$137,111	(6)	$114,473	(2)	$251,584
Terminated due to discharge of officer	$137,111	(6)	$228,946	(7)	$366,057
Change in control	-		$228,946	(7)	$228,946

(1)	Value shown represents the difference between the closing market price of our common shares on June 30, 2024, of $5.78 per share and the applicable exercise price of each grant.

(2)	Up to 50% of all unvested RSUs issued under the applicable equity incentive plans vest upon resignation under the terms of those plans, subject to the approval of the Board at its sole discretion.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans.

(5)	Pursuant to his employment agreement, in case of termination, Mr. Yanay is entitled to adjustment fees of $326,000 (nine (9) months salaries including provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel). In addition, as of June 30, 2024, Mr. Yanay is eligible to receive severance payments of $318,000, out of which $280,000 have been accrued in his severance fund. Therefore, we will need to pay the difference between Mr. Yanay’s eligibility to receive severance payment and the value of the fund, which as of June 30, 2024, amounted to $38,000.

(6)	Pursuant to her employment agreement, in case of termination, Ms. Franco-Yehuda’s is entitled to adjustment fees of $137,000 (six (6) months salaries including provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel) and severance payments, according to Section 14 of the Severance Pay Law.

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options, RSUs or restricted shares at the discretion of our Board in the future.

Outstanding Equity Awards at the End of Fiscal Year 2024

The following table presents the outstanding equity awards held as of June 30, 2024, by our named executive officers, all of which have been issued pursuant to our 2019 Equity Compensation Plan, or the 2019 Plan, and 2016 Equity Compensation Plan, or the 2016 Plan:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Yaky Yanay	3,488	-	8.96	31/01/2026	-		-
	3,488	-	8.96	18/02/2026	-		-
	3,488	-	8.96	31/03/2026	-		-
	3,488	-	8.96	25/04/2026	-		-
	3,488	-	8.96	31/05/2026	-		-
	3,488	-	8.96	30/06/2026	-		-
	3,488	-	8.96	31/07/2026	-		-
	3,488	-	8.96	31/08/2026	-		-
	3,488	-	8.96	30/09/2026	-		-
	3,488	-	8.96	31/10/2026	-		-
	3,488	-	8.96	30/11/2026	-		-
	3,489	-	8.96	31/12/2026	-		-
	31,250	-	12.48	30/06/2026	-		-
	31,250	-	12.48	31/12/2026	-		-
	31,250	-	16.64	30/06/2026	-		-
	31,250	-	16.64	31/12/2026	-		-
	31,250	-	20.8	30/06/2026	-		-
	31,250	-	20.8	31/12/2026	-		-
	-	-	-	-	3,907	(1)	$22,582
	-	-	-	-	76,563	(2)	$442,534
Chen Franco-Yehuda	-	-	-	-	782	(3)	$4,520
	-	-	-	-	38,830	(4)	$224,437

(1)	3,907 RSUs vest in one equal installment on September 10, 2024.

(2)	76,563 RSU vest as follow: (a) 32,811 RSUs vest in three equal installments of 10,937 on July 23, 2024 and three months thereafter; and (b) 43,752 RSUs vest in eight equal installments of 5,469 on April 23, 2025 and every three months thereafter.

(3)	782 RSUs vest in one equal installment on September 10, 2024.

(4)	38,830 RSU vest as follow: (a) 16,638 RSUs vest in three equal installments of 5,546 on July 23, 2024 and three months thereafter; and (b) 22,192 RSUs vest in eight equal installments of 2,774 on April 23, 2025 and every three months thereafter.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2024:

Name	Fees Earned or Paid in Cash ($)(2)	Stock-based Awards ($)(3)	Total ($)
Zami Aberman	123,033	25,137	148,170
Doron Birger	44,216	22,743	66,959
Lorne Abony (1)	4,750	74,206	78,956
Rami Levi	38,950	21,147	60,097
Maital Shemesh-Rasmussen	41,800	21,746	63,546

(1)	Mr. Abony requested that he not be re-nominated as a director nominee, and such decision was not due to any disagreement on any matter relating to the Company’s operations, policies or practices. Effective as of June 25, 2024, he ceased being a Board member.

(2)	Excluding VAT.

(3)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718.

As of June 30, 2024, we have outstanding grants to our non-executive directors aggregating 163,635 RSUs of which 140,583 were exercisable or vested, as the case may be, as follows:

Name	Total of options and RSUs granted and outstanding	Total unvested RSUs
Zami Aberman	128,206	8,730
Doron Birger	7,493	5,149
Lorne Abony(1)	13,523	-
Rami Levi	7,141	4,529
Maital Shemesh-Rasmussen	7,272	4,643
Total	163,635	23,051

(1)	Since Mr. Abony ceased being a Board member, as described above, 50% of his unvested awards were accelerated, following the Board’s approval, and 50% of his awards were forfeited.

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

Mr. Aberman serves as our Chairman of the Board, and on January 1, 2023, we entered into a new consulting agreement, or the New Agreement, with Mr. Aberman pursuant to which Mr. Aberman currently receives a yearly gross amount of $116,000 plus VAT as applicable in Israel, payment is made on a monthly basis. Mr. Aberman is also entitled, Subject to Board’s discretion, a special bonus payment of up to US$75,000 for extraordinary performance, or special efforts devoted on behalf of the Company. In addition, the Board or the Board’s Compensation Committee may decide to grant Mr. Aberman with other bonuses at the Board discretion. Mr. Aberman is also entitled to a monthly car expenses reimbursement of NIS 4,000.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 13, 2024 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of Directors and Named Executive Officers listed below is c/o Pluri Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage of Shares Beneficially Owned

Directors and Named Executive Officers
Yaky Yanay CEO, President and Director	420,482	(2)	7.4%

Chen Franco-Yehuda CFO	31,357	(3)	*

Doron Birger Director	3,906	(4)	*

Maital Shemesh-Rasmussen Director	4,137	(5)	*

Rami Levi Director	4,086	(6)	*

Zami Aberman Chairman of the Board of Directors	137,545	(7)	2.5%

Directors and Executive Officers as a group (6 persons)	601,513	(8)	10.7%

5% Shareholders

David M. Slager	290,763	(9)	5.3%

John A. Gunn	307,250	(10)	5.6%

Merchant Adventure Fund L.P.	265,625	(11)	4.9%

Shayna LP	419,258	(12)	7.7%

*	less than 1%

(1)	Based on 5,470,163 Common Shares issued and outstanding as of September 13, 2024. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes options to acquire 229,353 shares and 10.938 RSUs which vest within 60 days.

(3)	Includes 5,547 RSUs which vest within 60 days.

(4)	Includes 781 RSUs which vest within 60 days.

(5)	Includes 754 RSUs which vest within 60 days.

(6)	Includes 737 RSUs which vest within 60 days.

(7)	Includes 690 RSUs which vest within 60 days.

(8)	Includes options to acquire up to 229,353 shares.

(9)	Based solely upon a Schedule 13G filed by Mr. Slager, Regals Capital Management LP, or Regals Management, and Regals Fund LP, or Regals Fund, with the SEC on February 1, 2024. Regals Fund directly owned 194,493 Common Shares. Regals Management, as the investment manager of Regals Fund, may be deemed to beneficially own the Common Shares owned directly by Regals Fund. Mr. Slager, as the managing member of the general partner of Regals Management, may be deemed to beneficially own the Common Shares beneficially owned by Regals Management, in addition to the 96,270 Common Shares he owns directly, not including 60,750 Common Shares issuable upon the exercise of warrants which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the Common Shares outstanding. The address of each of the entities and individual referenced in this footnote is c/o Regals Capital Management LP, 152 West 57th Street, 9th Floor, New York, NY 10019.

(10)	Based solely upon a Schedule 13G filed by Mr. John A. Gunn, with the SEC on February 14, 2024. The address of the individual referenced in this footnote is 1651 Waverley Street Palo Alto, CA 94301.

(11)	Based solely upon a Schedule 13G filed by Merchant Adventure Fund L.P., with the SEC on January 29, 2024. The address of the entity referenced in this footnote is Merchant Adventure Fund LP, 530 Lytton Avenue, 2nd Floor, Palo Alto, CA 94301.

(12)	Based solely upon a Schedule 13G filed by Shayna LP, or Shayna, with the SEC on February 13, 2024. Shayna directly owned 419,258 Common Shares, not including 449,953 Common Shares issuable upon the exercise of warrants which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the Common Shares outstanding. The address of the entity referenced in this footnote is Shayna LP, CO Services, P.O. Box 10008, Willow House, Cricket Square, Grand Cayman, KY1-1001, Cayman Islands.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	257,766	$0.00001	644,659

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Except for the arrangements described in Item 11, during fiscal years 2024 and 2023, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

The Board has determined that Doron Birger, Rami Levi, and Maital Shemesh-Rasmussen are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company in the last two fiscal years were as follows:

	Fiscal year ended June 30, 2024	Fiscal year ended June 30, 2023

Audit Fees	$116,290	$120,542

Audit-Related Fees	31,531	5,573

Tax Fees	-	-

All Other Fees	10,752	-

Total Fees	$158,573	$126,115

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q and, (iii) audit services provided in connection with other regulatory or statutory filings.

Audit-Related Fees. These fees were comprised of fees related to the consents related to our Form S-3 filings, consents related to our Form S-8 filings and fees related to the annual comfort letter relating to our ATM Agreement.

All Other Fees. These fees were comprised of assistance in preparation of grant applications to the IIA and other agencies.

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

As of June 30, 2024, we have accrued approximately $33,000 for the annual audit fees for fiscal year 2024 and approximately $2,000 for other fees, which we expect to pay PricewaterhouseCoopers during fiscal year 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024).

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1*	Description of Securities.

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 7, 2022).

10.3+	Summary of Directors’ Ongoing Compensation (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.4+	Form of Indemnification Agreement between Pluristem Therapeutics Inc. and each of our directors and officers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 8, 2021).

10.5+	2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 4, 2016).

10.6+	Form of Share Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016).

10.7+	Form of Restricted Stock Unit Agreement (employees) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.8+	Form of Restricted Stock Agreement (executive officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.9+	Form of Restricted Stock Agreement (directors) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on February 12, 2024)

10.10+	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019).

10.11+	Form of Stock Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 12, 2019).

10.12+	Form of Restricted Stock Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.13+	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.14+	Form of Restricted Stock Unit Agreement (executive officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 13, 2021).

10.15+	Form of Restricted Stock Unit Agreement (directors) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 13, 2021).

10.16+	Form of Restricted Stock Unit Agreement (employees) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 13, 2021).

10.17+	Consulting Agreement between Pluristem Ltd. and Mr. Zalman (Zami) Aberman dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 3, 2022).

10.18+	Amendment No. 1 to Consulting Agreement with Mr. Zalman (Zami) Aberman (incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.19+	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020 (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 10, 2020).

10.20+	Amendment to the Amended and Restated Employment Agreement, dated December 1, 2023, by and between Pluri-Biotech Ltd. And Mrs. Chen Franco-Yehuda (incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.21+	Amended and Restated Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 10, 2020 (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 10, 2020).

10.22+	Amendment to the Amended and Restated Employment Agreement, dated December 25, 2023, by and between Pluri-Biotech Ltd. And Mr. Yaacov (Yaky) Yanay (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.23+	Letter agreement by and between Pluristem Ltd. and Chen Franco-Yehuda, dated September 13, 2021 (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on September 13, 2021).

10.24^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 10, 2020).

10.25	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.26	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.27+	Letter agreement by and between Pluristem Ltd. and Yaky Yanay, dated September 13, 2021 (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 13, 2021).

10.28+	Amended and Restated Consulting Agreement by and between Pluri Biotech Ltd. and Mr. Zalman (Zami) Aberman, dated February 13, 2023. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 13, 2023).

10.29^	Share Purchase Agreement, dated January 5, 2022, by and among Tnuva Food-Tech Incubator (2019), Limited Partnership, Plurinuva Ltd. and Pluri-Biotech Ltd. (formerly Pluristem Ltd.) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.30^	Technology License Agreement, dated January 5, 2022, by and between Pluri-Biotech Ltd. (formerly Pluristem Ltd.) and Plurinuva Ltd. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.31	Sales Agreement, dated February 13, 2024, by and between the Company and A.G.P (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on February 13, 2024).

10.32	Share Purchase Agreement, dated June 12, 2024, by and between Ever After Foods and Investors (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 18, 2024).

10.33	Amended and Restated Technology License Agreement, dated June 12, 2024, by and between Pluri Biotech Ltd. and Ever After Foods Ltd. ((incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on June 18, 2024).

10.34*+	Amended and Restated Employment Agreement by and between Pluri Inc. and Liat Zalts, dated September 18, 2024.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chen Franco-Yehuda.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Chen Franco-Yehuda.

97.1*	Clawback Policy.

101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluri Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer
Dated: September 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: September 18, 2024

By:	/s/ Chen Franco-Yehuda
Chen Franco-Yehuda, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: September 18, 2024

By:	/s/ Zami Aberman
Zami Aberman, Chairman of the Board
Dated: September 18, 2024

By:	/s/ Doron Birger
Doron Birger, Director
Dated: September 18, 2024

By:	/s/ Rami Levi
Rami Levi, Director
Dated: September 18, 2024

By:	/s/ Maital Shemesh-Rasmussen
Maital Shemesh-Rasmussen, Director
Dated: September 18, 2024