Form 10-Q
period 2024-09-30
Pluri Inc.
filed 2024-11-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 5,558,662 common shares issued and outstanding as of November 11, 2024.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024

U.S. DOLLARS IN THOUSANDS

(Unaudited)

INDEX

Page

Interim Condensed Consolidated Balance Sheets (Unaudited)	2-3

Interim Condensed Consolidated Statements of Operations (Unaudited)	4

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)	5-6

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)	7

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8-16

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2024	June 30, 2024
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,198	$6,783
Short-term bank deposits		22,461	23,202
Restricted cash		365	254
Prepaid expenses and other current assets		1,008	868
Total current assets		27,032	31,107

LONG-TERM ASSETS:

Restricted bank deposits		653	634
Severance pay fund		493	470
Property and equipment, net		846	688
Operating lease right-of-use asset		6,398	6,558
Other long-term assets		20	70
Total long-term assets		8,410	8,420

Total assets		$35,442	$39,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2024	June 30, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$1,129	$964
Accrued expenses		1,103	1,223
Operating lease liability		574	559
Accrued vacation and recuperation		625	702
Other accounts payable		1,152	1,006
Total current liabilities		4,583	4,454

LONG-TERM LIABILITIES

Accrued severance pay		619	605
Operating lease liability		4,938	5,026
Loan from the European Investment Bank, or EIB	4	25,365	24,027
Total long-term liabilities		30,922	29,658

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY (DEFICIT)

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of September 30, 2024, and June 30, 2024; Issued and outstanding: 5,507,304 and 5,408,212 shares as of September 30, 2024, and June 30, 2024, respectively		*	*
Additional paid-in capital		421,071	420,568
Accumulated deficit		(426,354)	(420,472)
Total shareholders’ (deficit) equity		(5,283)	96
Non-controlling interests		5,220	5,319
Total equity (deficit)		(63)	5,415
Total liabilities and equity		$35,442	$39,527

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Three months ended September 30,
	Note	2024	2023
Revenues		$326	$54
Cost of revenues		(126)	-
Gross profit		200	54

Operating expenses:
Research and development expenses		$(3,392)	$(3,366)
Less: participation by the National Institute of Allergy and Infectious Diseases, or NIAID, the Israeli Innovation Authority, or IIA, Horizon Europe and other parties		503	373
Research and development expenses, net		(2,889)	(2,993)
General and administrative expenses		(2,509)	(2,438)

Operating loss		(5,198)	(5,377)

Other financial income (expenses), net	6	(621)	493
Interest expenses		(217)	(214)
Total financial income (expenses), net		(838)	279

Net loss		$(6,036)	$(5,098)
Net loss attributed to non-controlling interest		$(154)	$(137)
Net loss attributed to shareholders		$(5,882)	$(4,961)

Loss per share:
Basic and diluted net loss per share		$(1.08)	$(0.96)

Weighted average number of shares used in computing basic and diluted net loss per share (**)		5,459,236	5,166,471

(**)	See note 5(1) regarding reverse share split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional		Total	Non-
	Shares (**)	Amount			Paid-in Capital	Accumulated Deficit	Shareholders’ Equity	controlling Interests	Total Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	25,379		(*	)	507	-	507	329	836
Net loss	-		-		-	(4,961)	(4,961)	(137)	(5,098)

Balance as of September 30, 2023	5,181,066	$	(*	)	$413,446	$(404,545)	$8,901	$2,137	$11,038

(*)	Less than $1
(**)	See note 5(1) regarding reverse share split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional		Total Shareholders’	Non-	Total
	Shares	Amount			Paid-in Capital	Accumulated Deficit	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	99,092		(*	)	503	-	503	55	558
Net loss	-		-		-	(5,882)	(5,882)	(154)	(6,036)
Balance as of September 30, 2024	5,507,304	$	(*	)	$421,071	$(426,354)	$(5,283)	$5,220	$(63)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Three months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,036)	$(5,098)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	65	67
Share-based compensation to employees, directors and non-employee consultants	558	836
Decrease in prepaid expenses and other current assets and other long-term assets	(90)	(391)
Increase (decrease) in trade payables	150	(883)
Decrease in other accounts payable and accrued expenses	(51)	(476)
Decrease (increase) in operating lease right-of-use asset and liability, net	87	(141)
Increase in interest receivable on short-term deposits	(39)	(180)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(37)	772
Increase (decrease) in long-term interest payable and exchange rate differences related to the EIB loan, net	1,338	(358)
Accrued severance pay, net	(9)	(5)
Net cash used for operating activities	$(4,064)	$(5,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(208)	$(103)
Proceeds from withdrawal of short-term deposits, net	793	5,905
Net cash provided by investing activities	$585	$5,802

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	24	(42)
Decrease in cash, cash equivalents, restricted cash and restricted bank deposits	(3,455)	(97)
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,671	6,256
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$4,216	$6,159
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,198	5,253
Restricted cash	365	295
Long-term restricted bank deposits	653	611
Total cash, cash equivalents, restricted cash and restricted bank deposits	$4,216	$6,159
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$19	$118
Lease liabilities arising from obtaining right-of-use assets	$18	$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.), or the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned German Subsidiary, Pluristem GmbH, or the German Subsidiary which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd., or Ever After Foods formerly known as Plurinuva Ltd. Ever After Foods is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva. In March 2024, the Subsidiary established a new wholly owned subsidiary, Coffeesai Ltd., or Coffeesai which is incorporated under the laws of Israel, to develop cultivated coffee. Pluri Inc., the Subsidiary, the German Subsidiary, Ever After Foods and Coffeesai are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary, Coffeesai and Ever After Foods are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine, food technology and agricultural technology and launched a Contract Development and Manufacturing Organization or CDMO business and plans to utilize its technology in industries and verticals that have a need for a mass scale and cost-effective cell expansion platform. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.

The Company has incurred an accumulated deficit of approximately $426,354 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2024, the Company’s total shareholders’ equity deficit amounted to $5,283. During the three-month period ended September 30, 2024, the Company incurred losses of $6,036 and its negative cash flow from operating activities was $4,064.

As of September 30, 2024, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $26,677.

The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial, partnerships and collaboration agreements, by providing CDMO services to clients, from grants and contracts to support its research and development activities and from sales of its equity securities. The Company’s management believes that its current resources together with its existing operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these interim unaudited condensed consolidated financial statements. During 2024, the Company also implemented a cost reduction and efficiency plan. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products. In the case the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

On April 30, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the Loan. The amount received is due on June 1, 2026 and bears an annual interest of 4% to be paid with the principal of the Loan. As of September 30, 2024, the linked principal and interest accrued balance was of $25,365 and is presented among long-term liabilities (see note 4).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2024, but not all disclosures required by GAAP are included.

Operating results for the three-month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

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

The Company measures its derivative instruments at fair value under Accounting Standards Codification, or ASC, “Fair Value Measurements and Disclosures, or ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. As of September 30, 2024, the Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in fiscal year 2024 and until fiscal year 2030. As of September 30, 2024, Pluri had an accrued royalty in the amount of $7(see note 4).

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

i.	Recently adopted accounting pronouncements

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures”, or ASU 2023-07:

In November 2023, the Financial Accounting Standards Board, or FASB issued ASU 2023-07. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the FASB issued ASU 2023-09. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investors’ requests for enhanced income tax information primarily through changes to the tax rate reconciliation and regarding income tax paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2024, an amount of $1,018 of cash and deposits was pledged by the Subsidiary to secure its credit line, lease agreement, derivative and hedging and bank guarantees.

b.

Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12 month London Interbank Offered Rate, or LIBOR (from January 1, 2024, to the 12-month secured overnight financing rate, or SOFR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of September 30, 2024, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,565, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES (CONT.)

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties to the EIB, see note 4.

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered into the Finance Contract with the EIB, pursuant to which the German Subsidiary can obtain a loan in the amount of up to €50 million, subject to certain milestones being reached, receivable in three tranches, with the first tranche consisting of €20 million, second tranche consisting of €18 million and third tranche consisting of €12 million for a period of 36 months from the signing of the Finance Contract.

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

In addition to any interest payable on the loan, the EIB is entitled to receive royalties from future revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of September 30, 2024, Pluri had an accrued royalty in the amount of $7.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan. As of September 30, 2024, the linked principal balance in the amount of $22,385 and the interest accrued in the amount of $2,980 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

(1)

Reverse share split

In March 2024, the Company’s Board of Directors, or the Board, approved a 1-for-8 reverse share split of the Company’s (a) authorized common shares; and (b) issued and outstanding common shares. The reverse share split became effective on April 1, 2024. All common shares, options, warrants and securities convertible or exercisable into common shares, as well as loss per share, have been adjusted to give retroactive effect to this reverse share split for all periods presented. As a result of rounding-up fractional shares into whole shares as a result of the reverse share split, an additional 67,836 common shares were included in the Company’s issued and outstanding shares.

(2)	Pursuant to a registration statement on Form S-3 (File No. 333-273347), declared effective by the U.S Securities and Exchange Commission on September 21, 2023, on February 13, 2024 the Company entered into an Open Market Sales Agreement, or Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. As of September 30, 2024, 42,729 common shares were sold under the Sales Agreement at an average price of $5.93 per share.

(3)	Share options and restricted share units, or RSUs to employees, directors and consultants:

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under equity incentive plans, or Plans by Pluri Inc. and its Subsidiary is as follows:

	Three months ended September 30, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	17,475	$5.80	4.87	$42
Share options outstanding at end of the period	17,475	$5.80	4.62	$42
Share options exercisable at the end of the period	8,100	$7.41	4.99	$27
Share options unvested	9,375	$4.40	4.30	$15
Share options vested and expected to vest at the end of the period	17,475	$5.80	4.62	$42

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

Unamortized compensation expenses related to options granted to non-employee consultants by Pluri Inc. and its Subsidiary are approximately $16 to be recognized by the end of March 2027.

b.	Options to the Chief Executive Officer, or CEO, and Director:

A summary of the share options granted to the CEO and directors under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Three months ended September 30, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	2.42
Share options outstanding at the end of the period	240,291	$14.82	2.17
Share options vested and exercisable at the end of the period	240,291	$14.82	2.17

As of September 30, 2024, the aggregate intrinsic value of these options was $0.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the three-month period ended September 30, 2024:

Three months ended September 30, 2024
Number
Unvested at the beginning of the period	353,134
Granted	48,653
Forfeited	(10,952)
Vested	(92,677)
Unvested at the end of the period	298,158
Expected to vest after the end of the period	268,867

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the three-month period ended September 30, 2024 granted to employees and directors was $5.20 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary are approximately $613 to be recognized by the end of September 2027.

d.	RSUs and restricted shares, or RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and its Subsidiary for the three-month period ended September 30, 2024:

Three months ended September 30,
2024
Number
Unvested at the beginning of the period	4,802
Granted	7,067
Vested	(6,415)
Unvested at the end of the period	5,454

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the three-month period ended September 30, 2024 granted to non-employee consultants was $5.91 per share.

Unamortized compensation expenses related to RSUs and RS granted consultants by Pluri Inc. and its Subsidiary are approximately $16 to be recognized by the end of June 2025.

Compensation expenses related to RSUs granted by Pluri Inc. and its Subsidiary were recorded as follows:

	Three months ended September 30,
	2024	2023
Research and development expenses	$88	$31
General and administrative expenses	411	356
	$499	$387

(3)

Nasdaq Deficiency Letter:

On May 28, 2024, the Company, received a deficiency from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500 in shareholders’ equity for continued listing on The Nasdaq Capital Market, or the Shareholders’ Equity Requirement, nor was it in compliance with either of the alternative listing standards, market value of listed securities of at least $35,000 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. On July 11, 2024, the Company submitted a plan to regain compliance with the Shareholders’ Equity Requirement. Based on such compliance plan, Nasdaq granted the Company an extension of time to regain compliance with the Stockholders’ Equity Requirement until November 24, 2024. On September 26, 2024, the Company received a letter from Nasdaq, determining that the Company has regained compliance with the Shareholders’ Equity Requirement and that the matter is now closed.

NOTE 6: - OTHER FINANCIAL INCOME (EXPENSES), NET

	Three months ended September 30,
	2024	2023
Foreign currency translation differences, net	$(992)	$60
Interest income on deposits and restricted bank deposits	321	436
Income (loss) from hedging derivatives	50	(3)
Financial income (expenses), net	(621)	493
EIB loan interest expenses	(217)	(214)
	$(838)	$279

NOTE 7: - SUBSEQUENT EVENTS

In October 2024, Ever After Foods signed a facility operating lease agreement with a lessor. The lease period will begin on December 1, 2024 for a term of five years until December 2029. In addition, Ever After Foods has the option to terminate the lease after a period of 36 months and to extend the term of the lease for an additional period of five years until December 2034, or the Extension Option. The average monthly lease payment for the first five years is approximately NIS 50,192 or $14 which are linked to the consumer price index. The monthly lease payments will increase by 5% in the event that Ever After Foods exercises its Extension Option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology, or food tech, agriculture technology, or agtech, and our Contract Development and Manufacturing Organization, or CDMO, business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded, or PLX, cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic Placental Mucosal Associated Invariant T, or MAIT, and the potential benefits it can produce for advanced cell-based therapies for immune disorders and neurodegenerative diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business; and

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest in the Middle East and armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations.

 Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research and development, or R&D, clinical and preclinical trials do not guarantee that the conclusions of future R&D or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, development, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or the 2024 Annual Report, as well as in Part II, Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” mean Pluri Inc. and our wholly owned subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, and our subsidiary Ever After Foods Ltd., or Ever After Foods, unless otherwise indicated or as otherwise required by the context.

All references to common shares, or price per common share, in this Quarterly Report on Form 10-Q, reflect the 1-for-8 reverse stock split effectuated by us on April 1, 2024.

Overview

We are a biotechnology company with an advanced cell-based technology platform. We have developed a unique three-dimensional, or 3D, technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice, cell manufacturing facility. We are utilizing our technology in the fields of regenerative medicine, immunotherapy, food tech, CDMO, and agtech, and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform via partnerships, joint ventures, licensing agreements and other types of collaborations.

Our operations are focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies, providing potential solutions for various industries.

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

Immunotherapy MAIT cells: In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors - a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T-cells.

MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T-cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted T-cell receptor, the MAIT cells minimize their likelihood of inducing Graft versus Host Disease, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT cells to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

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

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the agtech field, such as: (a) cell-based coffee business activity through our PluriAgtech business vertical, which is incorporated into our wholly owned subsidiary, Coffeesai Ltd., (b) an innovative proof-of-concept, or POC, collaboration with ICL Group Ltd., a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably, and (c) a strategic POC agreement with a leading international agriculture corporation which is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change, while ensuring a natural and a more sustainable future for agriculture.

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

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva Food Industries – Agricultural Cooperative in Israel Ltd., or Tnuva, Ever After Foods (previously Plurinuva Ltd.), which is incorporated under the laws of the State of Israel, with the purpose of developing cultivated meat products of all kinds and types.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business, or B2B, version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering, or the Offering, for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech Ltd., and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024, or the Amended License. The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round is intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, the Subsidiary holds approximately 69% of Ever After Foods.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023.

Revenues

Revenues for the three-month period ended September 30, 2024 were $326,000, as compared to $54,000 for the three-month period ended September 30, 2023. Revenues for the three-month period ended September 30, 2024 were mainly related to services provided to CDMO clients and revenues related to a POC, collaboration with a leading international agriculture corporation in the agtech field. Revenues for the three-month period ended September 30, 2023 were mainly related to services provided to a CDMO client in the field of process and product development. The increase in revenues is mainly attributed to the launch of new business verticals, specifically in the CDMO and agtech fields.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2024 was $126,000. Cost of revenues includes (1) manufacturing costs relates to our CDMO and agtech fields, which primary consist of materials, personnel-related and overhead costs, and (2) royalties which we are obligated to pay to the European Investment Bank, or EIB, according to the finance agreement, or the EIB Finance Agreement, executed with the EIB by us, Pluri Biotech Ltd. and Pluristem GmbH in April 2020. We had no cost of revenues for the three-month period ended September 30, 2023.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended September 30, 2024 decreased by 3% from $2,993,000 for the three-month period ended September 30, 2023, to $2,889,000. The decrease is mainly attributed to (1) a decrease in salaries and a related to reduction in head count of 9 R&D employees (90 R&D employees on September 30, 2024, compared to 99 R&D employees on September 30, 2023) as a result of our cost reduction and efficiency plans, and (2) an increase in participation grants from the NIAID contract, partially offset by (1) an increase in material purchases in accordance with our manufacturing needs and plans, and (2) an increase related to subcontractors activity in NIAID and immunotherapy projects.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2024 increased by 3% from $2,438,000 for the three-month period ended September 30, 2023 to $2,509,000 mainly due to: (1) an increase in salaries and related expenses due to the reinstatement of the salary of Mr. Yaky Yanay, our Chief Executive Officer, or CEO (following his salary reduction from January 2023 through December 2023, whereby he waived 75% of his salary and converted it to restricted stock units, or RSUs, and options), (2) an increase in bonus expenses for certain employees, including our CEO and Mrs. Chen Franco-Yehuda, our former Chief Financial Officer, or CFO, for certain performance-based bonuses as defined in their employment agreement, (3) an increase in share-based compensation expenses related to RSUs and options which were granted during the first quarter of fiscal year 2025 to officers and consultants, and (4) an increase in expenses related to corporate activities, such as investor relations and public relations, partially offset by a decrease in share-based compensation expenses related to RSU expenses amortization over time.

Other Financial Income (expenses), net

Other financial income (expenses), net, decreased from $493,000 in financial income for the three-month period ended September 30, 2023 to $621,000 in financial expenses for the three-month period ended September 30, 2024. This decrease is mainly attributed to exchange rate differences expenses related to the EIB loan following fluctuation between the U.S. dollar against the Euro and from a decrease related to interest on deposits, due to a decrease in interest rates, offset by exchange rates income related to the New Israeli Shekel, or NIS, deposits following the strength of the NIS against the U.S. dollar.

Interest Expenses

Interest expenses related to our outstanding loan received from the EIB and all changes during the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023 are attributable solely to exchange rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss for the three-month period ended September 30, 2024 was $6,036,000 compared to net loss of $5,098,000 for the three-month period ended September 30, 2023. The increase is mainly due to the increase in financial expenses, net, as well as for the reasons mentioned above, partially offset by an increase in income due to the launch of our new businesses, such as the CDMO and agtech fields. Net loss per share attributed to shareholders for the three-month period ended September 30, 2024 was $1.08 as compared to $0.96 for the three-month period ended September 30, 2023. We had net loss attributed to our non-controlling interest in Ever After Foods for the three-month period ended September 30, 2024 of $154,000.

For the three-month periods ended September 30, 2024 and 2023, we had weighted average common shares outstanding of 5,459,236 and 5,166,471, respectively, which were used in the computations of net loss per share for the three-month period.

The increase in weighted average common shares outstanding reflects the issuance of additional shares upon the vesting of RSUs and restricted shares issued to directors, employees and consultants.

Liquidity and Capital Resources

As of September 30, 2024, our total current assets were $27,032,000 and total current liabilities were $4,583,000. On September 30, 2024, we had a working capital surplus of $22,449,000, total equity (deficit) of ($63,000), out of which $5,220,000 is attributed to the non-controlling interest in Ever After Foods, and an accumulated deficit of $426,354,000.

Our cash and cash equivalents and restricted cash as of September 30, 2024 amounted to $3,563,000, compared to $5,548,000 as of September 30, 2023, and compared to $7,037,000 as of June 30, 2024. Cash balances changed in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 for the reasons presented below.

Net cash used for operating activities was $4,064,000 in the three months ended September 30, 2024, compared to $5,857,000 in the three months ended September 30, 2023. Cash used in operating activities in the three months ended September 30, 2024 and 2023 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Investing activities provided cash of $585,000 in the three months ended September 30, 2024, compared to cash provided of $5,802,000 for the three months ended September 30, 2023. The investing activities in the three-month period ended September 30, 2024 and September 30, 2023 consisted primarily of the proceeds from withdrawal of short-term deposits, net of $793,000 and $5,905,000, respectively.

We had no financing activities in the three months ended September 30, 2024 or 2023.

On December 14, 2022, our CEO agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years from the later of the vesting date or the date which the Company increased its authorized share capital.

In April 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, executed the EIB Finance Agreement for non-dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our R&D in the European Union to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The term of the project was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. As of September 30, 2024, the interest accrued was in the amount of approximately €2.6 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

 On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. We will collaborate with the U.S. Department of Defense’s, or DoD’s, AFRRI and USUHS to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The period of performance of this contract will be from July 1, 2023 through June 30, 2024, with an optional extension for an additional two-year period.

On June 6, 2024, the NIAID exercised its option for year two of the three-year $4.2 million contract. During the 12 months period from July 1, 2024 through June 30, 2025, the NIAID will provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS. As of September 30, 2024, we have received from the NIAID approximately $1.6 million and as of September 30, 2024 we expect to receive an additional amount of approximately $2.2 million for activities conducted by that date.

On February 13, 2024, we entered into a sales agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of November 12, 2024, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd., or BIRAD, the commercial arm of the Bar-Ilan University in Israel, to support the continued development of MAIT cells. This collaboration is aimed at advancing innovative allogeneic cell therapies targeting solid tumors and multiple indications. The IIA will fund our collaboration with BIRAD over the next year with budget approved of approximately $148,000 allocated to us, with an option to fund an additional year. The goal of this collaboration is to effectively integrate both technologies and advance to preclinical studies. The program does not include any obligation to pay royalties.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2024, total grants obtained from the IIA aggregated to approximately $27.7 million and total royalties paid and accrued amounted to $179 thousand.

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

Through September 30, 2024, we received total grants of approximately $1 million in cash from the IIA pursuant to the CRISPR-IL consortium program, and we do not expect to receive any additional funds.

EU grants - Horizon 2020 and Horizon Europe

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced PeRsOnalized Therapies for Osteoarthritis, or PROTO, an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/II study for the treatment of mild to moderate knee osteoarthritis.

An amount of approximately Euro 500,000 (approximately $540,000) will be a direct grant that will be allocated to us. Through September 30, 2024, we received a payment of approximately $185,000 in cash, which relates to the PROTO program.

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

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

Outlook

We have accumulated a deficit of $426,354,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues from the sale of services in our CDMO activity, from collaboration based on our cell-based products, and from licenses to use our technology and products. Although we were able to reduce the burn rate significantly in the last few years, it is unlikely that in the short-term revenues will exceed our costs of operations.

We may be required to obtain additional liquidity resources in order to support the commercialization of our products and technology and maintain our R&D activities.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” of our 2024 Annual Report, which could materially affect our business, financial condition or future results.

Our principal research, development and manufacturing facilities are located in Haifa, Israel and the escalated military conditions of Israel may cause interruption or suspension of our business operations without warning.

Our principal R&D and manufacturing facilities are located in Haifa, Israel. Due to the ongoing armed conflict between Israel and Hamas, Hezbollah in Lebanon, Iran and other Arab terrorists’ groups, there is a high possibility risk that it will turn into a greater regional conflict in the near future.

Most recently, the war has escalated and expanded further from the Northern border of Israel with Lebanon. Consequently, there has been a major increase in the amount and frequency of the attacks on Israel, and on Haifa in particular.

According to the recent guidelines of the Israeli government, the Company’s offices in Haifa are open and functioning, however, if the war will escalate and expand even further, the Israeli government may impose additional restrictions on movement and travel, which will affect our management and employees’ ability to effectively perform their daily tasks, and may result in disruptions and delays in some of our projects.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently, three of our employees have been called up for active military duty.

The intensity and duration of Israel’s current war is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2025, we issued an aggregate of 7,067 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10,2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2024

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2024