Form 10-Q
period 2024-12-31
Pluri Inc.
filed 2025-02-11
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 6,997,140 common shares issued and outstanding as of February 10, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2024	June 30, 2024
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$7,229	$6,783
Short-term bank deposits		14,084	23,202
Restricted cash		261	254
Customer receivables		140	34
Prepaid expenses and other current assets		656	834
Total current assets		22,370	31,107

LONG-TERM ASSETS:

Restricted bank deposits		800	634
Severance pay fund		527	470
Property and equipment, net		911	688
Operating lease right-of-use asset		6,236	6,558
Other long-term assets		17	70
Total long-term assets		8,491	8,420

Total assets		$30,861	$39,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2024	June 30, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$1,165	$964
Accrued expenses		841	1,223
Operating lease liability		595	559
Accrued vacation and recuperation		730	702
Other accounts payable		1,109	1,006
Total current liabilities		4,440	4,454

LONG-TERM LIABILITIES

Accrued severance pay		637	605
Operating lease liability		4,903	5,026
Loan from the European Investment Bank, or EIB	4	23,798	24,027
Total long-term liabilities		29,338	29,658

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY (DEFICIT)

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of December 31, 2024, and June 30, 2024; Issued and outstanding: 5,565,449 and 5,408,212 shares as of December 31, 2024, and June 30, 2024, respectively		*	*
Additional paid-in capital		421,282	420,568
Accumulated deficit		(429,310)	(420,472)
Total shareholders’ equity (deficit)		(8,028)	96
Non-controlling interests		5,111	5,319
Total equity (deficit)		(2,917)	5,415
Total liabilities and equity		$30,861	$39,527

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Six months ended December 31		Three months ended December 31,
	Note	2024	2023	2024	2023
Revenues		$511	$159	$185	$105
Cost of revenues		(200)	-	(74)	-
Gross profit		311	159	111	105

Operating expenses:
Research and development expenses		$(6,562)	$(6,704)	$(3,170)	$(3,338)
Less: participation by the National Institute of Allergy and Infectious Diseases, or NIAID, the Israeli Innovation Authority, or IIA, Horizon Europe and other parties		748	747	245	374
Research and development expenses, net		(5,814)	(5,957)	(2,925)	(2,964)
General and administrative expenses		(4,652)	(4,792)	(2,143)	(2,354)

Operating loss		(10,155)	(10,590)	(4,957)	(5,213)

Other financial income, net	6	1,437	928	2,058	435
Interest expenses		(428)	(430)	(211)	(216)
Total financial income, net		1,009	498	1,847	219

Net loss		$(9,146)	$(10,092)	$(3,110)	$(4,994)
Net loss attributed to non-controlling interest		$(308)	$(226)	$(154)	$(89)
Net loss attributed to shareholders		$(8,838)	$(9,866)	$(2,956)	$(4,905)

Loss per share:
Basic and diluted net loss per share		$(1.61)	$(1.92)	$(0.53)	$(0.96)

Weighted average number of shares used in computing basic and diluted net loss per share (**)		5,505,915	5,178,555	5,552,931	5,190,853

(**)	See note 5(1) regarding reverse share split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	54,316		(*	)	910	-	910	499	1,409
Net loss	-		-		-	(9,866)	(9,866)	(226)	(10,092)
Balance as of December 31, 2023	5,210,003	$	(*	)	$413,849	$(409,450)	$4,399	$2,218	$6,617

	Shareholders’ Equity
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares (**)	Amount			Capital	Deficit	Equity	Interests	Equity
Balance as of October 1, 2023	5,181,066	$	(*	)	$413,446	$(404,545)	$8,901	$2,137	$11,038
Share-based compensation to employees, directors, and non-employee consultants	28,937		(*	)	403	-	403	170	573
Net loss	-		-		-	(4,905)	(4,905)	(89)	(4,994)
Balance as of December 31, 2023	5,210,003	$	(*	)	$413,849	$(409,450)	$4,399	$2,218	$6,617

(*)	Less than $1
(**)	See note 5(1) regarding reverse share split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	157,237		(*	)	714	-	714	100	814
Net loss	-		-		-	(8,838)	(8,838)	(308)	(9,146)
Balance as of December 31, 2024	5,565,449	$	(*	)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of October 1, 2024	5,507,304	$	(*	)	$421,071	$(426,354)	$(5,283)	$5,220	$(63)
Share-based compensation to employees, directors, and non-employee consultants	58,145		(*	)	211	-	211	45	256
Net loss	-		-		-	(2,956)	(2,956)	(154)	(3,110)
Balance as of December 31, 2024	5,565,449	$	(*	)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Six months ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,146)	$(10,092)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	133	131
Share-based compensation to employees, directors and non-employee consultants	814	1,409
Decrease (increase) in customer receivable	(106)	94
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	231	(393)
Increase (decrease) in trade payables	164	(713)
Decrease in other accounts payable, accrued vacation and recuperation and accrued expenses	(251)	(410)
Decrease (increase) in operating lease right-of-use asset and liability, net	235	(25)
Increase in interest receivable on short-term deposits	(71)	3
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(441)	(373)
Increase (decrease) in long-term interest payable and exchange rate differences related to the EIB loan, net	(229)	869
Accrued severance pay, net	(25)	(6)
Net cash used for operating activities	$(8,692)	$(9,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(320)	$(224)
Proceeds from withdrawal of short-term deposits, net	9,550	9,945
Net cash provided by investing activities	$9,230	$9,721

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	81	15
Increase in cash, cash equivalents, restricted cash and restricted bank deposits	619	230
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,671	6,256
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$8,290	$6,486
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	7,229	5,468
Restricted cash	261	373
Long-term restricted bank deposits	800	645
Total cash, cash equivalents, restricted cash and restricted bank deposits	$8,290	$6,486
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$41	$80
Lease liabilities arising from obtaining right-of-use assets	$32	$78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly known as Pluristem Ltd.), or the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned German Subsidiary, Pluristem GmbH, or the German Subsidiary which is incorporated under the laws of Germany. In January 2022, the Subsidiary established a new subsidiary, Ever After Foods Ltd., or Ever After Foods (formerly known as Plurinuva Ltd.). Ever After Foods is incorporated under the laws of Israel, which followed the execution of the collaboration agreement with Tnuva Food Industries – Agricultural Co-Operative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, or Tnuva. In March 2024, the Subsidiary established a new wholly owned subsidiary, Coffeesai Ltd., or Coffeesai which is incorporated under the laws of Israel, to develop cultivated coffee. Pluri Inc., the Subsidiary, the German Subsidiary, Ever After Foods and Coffeesai are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary, Coffeesai and Ever After Foods are referred to as the “Subsidiaries.”

b.	The Company is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. The Company has developed a unique three-dimensional technology platform for cell expansion with an industrial scale in-house Good Manufacturing Practice cell manufacturing facility. Pluri currently uses its technology in the field of regenerative medicine, food technology and agricultural technology and launched a Contract Development and Manufacturing Organization, or CDMO, business and plans to utilize its technology in industries and verticals that have a need for a mass scale and cost-effective cell expansion platform. Pluri is focused on the research, development and manufacturing of cell-based products and the business development of cell therapeutics and cell-based technologies providing potential solutions for various industries.

c.

The Company has incurred an accumulated deficit of approximately $429,310 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2024, the Company’s total shareholders’ deficit amounted to $8,028. During the six-month period ended December 31, 2024, the Company incurred losses of $9,146 and its negative cash flow from operating activities was $8,692.

As of December 31, 2024, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $22,374.

The Company plans to continue to finance its operations from its current resources, by entering into licensing or other commercial, partnerships and collaboration agreements, by providing CDMO services to clients, from grants and contracts to support its research and development activities and from sales of its equity securities (see note 7).

The Company’s management believes that its current resources together with its existing operating plan are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these interim unaudited condensed consolidated financial statements. During 2024, the Company also implemented a cost reduction and efficiency plan. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products. In the case the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

On April 30, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the Loan. The amount received is due on June 1, 2026 and bears an annual interest of 4% to be paid with the principal of the Loan. The Company is currently in discussions with the EIB regarding a potential restructuring of the terms of the loan, however there is no certainty that such restructuring will be achieved. As of December 31, 2024, the linked principal and interest accrued balance was of $23,798 and is presented among long-term liabilities (see note 4).

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

Operating results for the six-month period ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

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

The Company measures its derivative instruments at fair value under Accounting Standards Codification, or ASC 820; “Fair Value Measurements and Disclosures”, or ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. As of December 31, 2024, the Company does not reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in fiscal year 2024 and until fiscal year 2030 (see note 4).

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
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures”, or ASU 2023-07:

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the FASB issued ASU 2023-09. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investors’ requests for enhanced income tax information primarily through changes to the tax rate reconciliation and regarding income tax paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU 2024-03 - “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures”, or ASU 2024-03:

In November 2024, the FASB issued ASU 2024-03 - which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion), which are included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2024, an amount of $1,061 of cash and deposits was pledged by the Subsidiary and Ever After Foods to secure its credit line, lease agreement, derivative and hedging and bank guarantees.

b.

Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month Secured Overnight Financing Rate, or SOFR (before January 1, 2024, to the 12-month London Interbank Offered Rate, or LIBOR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of December 31, 2024, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,565, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% from the Company’s revenues in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	In October 2024, Ever After Foods signed a facility operating lease agreement with a lessor. The lease period, which has not yet begun, is expected for a term of five years. In addition, Ever After Foods has the option to terminate the lease after a period of 36 months and to extend the term of the lease for an additional period of five years, or the Extension Option. The average monthly lease payment for the first five years is approximately NIS 50,192 or $14, which is linked to the consumer price index. The monthly lease payments will increase by 5% in the event that Ever After Foods exercises its Extension Option.

f.	As to potential royalties to the EIB, see note 4.

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

In addition to any interest payable on the loan, the EIB is entitled to receive royalties from future revenues for a period of seven years starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030 in an amount equal to between 0.2% to 2.3% of the Company’s consolidated revenues, pro-rated to the amount disbursed from the Loan. As of December 31, 2024, Pluri had an accrued royalty in the amount of $5.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan. As of December 31, 2024, the linked principal balance in the amount of $20,819 and the interest accrued in the amount of $2,979 are presented among long-term liabilities. Since the project period ended on December 31, 2022, the Company does not expect to receive additional funds pursuant to the Finance Contract.

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

(2)	Pursuant to a registration statement on Form S-3 (File No. 333-273347), declared effective by the U.S Securities and Exchange Commission on September 21, 2023, on February 13, 2024 the Company entered into an Open Market Sales Agreement, or Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. As of December 31, 2024, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

(3)	Share options and restricted share units, or RSUs to employees, directors and consultants:

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under its equity incentive plans, or the Plans, by Pluri Inc. and its Subsidiary is as follows:

	Six months ended December 31, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	17,475	$5.80	4.87	$42
Share options outstanding at end of the period	17,475	$5.80	4.37	$19
Share options exercisable at the end of the period	8,100	$7.41	4.74	$19
Share options unvested	9,375	$4.40	4.05	$-
Share options vested and expected to vest at the end of the period	17,475	$5.80	4.37	$19

Unamortized compensation expenses related to options granted to non-employee consultants by Pluri Inc. and its Subsidiary are approximately $11 to be recognized by the end of March 2027.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to the Chief Executive Officer, or CEO, and Director:

A summary of the share options granted to the CEO and director under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Six months ended December 31, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	2.42
Share options outstanding at the end of the period	240,291	$14.82	1.91
Share options vested and exercisable at the end of the period	240,291	$14.82	1.91

As of December 31, 2024, the aggregate intrinsic value of these options was $0.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the six-month period ended December 31, 2024:

Six months ended December 31, 2024
Number
Unvested at the beginning of the period	353,134
Granted	48,653
Forfeited	(13,938)
Vested	(143,243)
Unvested at the end of the period	244,606
Expected to vest after the end of the period	223,496

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the six-month period ended December 31, 2024 granted to employees and directors was $5.20 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary are approximately $439 to be recognized by the end of September 2027.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

d.	RSUs and restricted shares, or RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and its Subsidiary for the six-month period ended December 31, 2024:

Six months ended December 31,
2024
Number
Unvested at the beginning of the period	4,802
Granted	12,138
Vested	(13,994)
Unvested at the end of the period	2,946

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the six-month period ended December 31, 2024 granted to non-employee consultants was $5.47 per share.

Unamortized compensation expenses related to RSUs and RS granted consultants by Pluri Inc. and its Subsidiary are approximately $6 to be recognized by the end of June 2025.

Compensation expenses related to RSUs granted by Pluri Inc. and its Subsidiary were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Research and development expenses	$136	$62	$48	$31
General and administrative expenses	570	634	159	278
	$706	$696	$207	$309

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

(4)

Nasdaq Deficiency Letter:

On November 25, 2024, the Company, received a deficiency letter, or the Nasdaq Letter, from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500 in shareholders’ equity for continued listing on The Nasdaq Capital Market, or the Shareholders’ Equity Requirement, nor was it in compliance with either of the alternative listing standards, market value of listed securities of at least $35,000 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, the Company submitted a plan to regain compliance, or the Compliance Plan. Based on the Compliance Plan, Nasdaq has determined to grant the Company an extension of time to regain compliance with the Shareholders’ Equity Requirement until May 24, 2025. If the Company fails to evidence compliance by the required deadline, the Company may be subject to delisting. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

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

NOTE 6: - TOTAL FINANCIAL INCOME, NET

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Foreign currency translation differences, net	$762	$(68)	$1,754	$(128)
Interest income on deposits and restricted bank deposits	572	792	251	356
Income from hedging derivatives	103	204	53	207
Other Financial income, net	1,437	928	2,058	435
EIB loan interest expenses	(428)	(430)	(211)	(216)
	$1,009	$498	$1,847	$219

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7: - SUBSEQUENT EVENTS

On January 23, 2025, the Company entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with Mr. Alejandro Weinstein, or the Investor, relating to a private placement offering, or the Offering, of: (i) 1,383,948 common shares of the Company, (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 26,030 common shares, and (iii) warrants, or the Common Warrants, to purchase up to 84,599 common shares. The Offering price per share and accompanying warrant is $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt of certain approvals from the Company’s shareholders, or the Shareholder Approval, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, which will not be exercisable until the Company receives Shareholder Approval and will be exercisable for three years following the date of receipt of the Shareholder Approval. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and are subject to a 19.99% beneficial ownership limitation until the Shareholder Approval is obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, the Company appointed Mr. Weinstein, to the Board of Directors of the Company, or the Board, effective upon the closing of the Offering, and agreed to continue to recommend his election to its shareholders provided the Investor continues to hold at least 10% of the Company’s issued and outstanding Common Shares.

The Offering closed on February 5, 2025, and the gross proceeds to the Company were $6.5 million.

Concurrently with the Offering, on January 23, 2025, the Company and the Investor entered into a binding term sheet, or the Term Sheet, for the purchase of certain shares representing approximately 71% (on a fully diluted basis) of Kokomodo Ltd., or Kokomodo, for an aggregate purchase price of $4.5 million, payable in common shares, or the Kokomodo Transaction. The Kokomodo Transaction will be subject to, among other conditions, the approval by the Company’s shareholders. The Kokomodo Transaction is expected to close during the second quarter of 2025, (calendar year) following the approval of the Company’s shareholders. As of the date of this report, there is no guarantee when or if the Kokomodo Transaction will be completed.

Pursuant to the Term Sheet, in case that the Kokomodo Transaction does not close, for any reason other than due to Investor’s failure to perform its material undertakings and/or covenants as agreed under the definitive agreement, or due to any due diligence finding which the we are not currently aware of and that is likely to result in liabilities to us exceeding $0.5 million, then we shall: (a) purchase a certain portion of Investor’s shares in Kokomodo for a purchase amount of $1 million (based on a $6 million pre-money valuation of Kokomodo, calculated prior to the investment described in (b)), and (b) invest an additional $0.5 million in Kokomodo under a under a Simple Agreement for Future Equity, or SAFE, providing a 20% discount of the price per share set in connection with a trigger event for conversion of the SAFE into equity of Kokomodo and a pre-money valuation cap of $5.5 million in connection with such round.

On February 3, 2025, the Company entered into an additional securities purchase agreement, or the Additional Securities Purchase Agreement, with Merchant Adventure Fund L.P., an existing investor, of the Company, relating to a private placement offering, or the Second Offering, of: (i) 759,219 of the Company’s common shares, and (ii) warrants to purchase up to 45,553 common shares. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering warrants have an exercise price of $5.568 per share and a term of three years, commencing on the date of issuance. The gross proceeds to the Company from the Second Offering are expected to be approximately $3.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology, or food tech, agriculture technology, or agtech, and our Contract Development and Manufacturing Organization, or CDMO, business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority, or IIA, the European Union’s Horizon programs, the National Institutes of Health, or NIH, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded, or PLX, cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic Placental Mucosal Associated Invariant T, or MAIT, and the potential benefits it can produce for advanced cell-based therapies for immune disorders and neurodegenerative diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	our expectation to receive approval from our shareholders relating to a private placement offering, or the Offering, pursuant to a securities purchase agreement, or the Securities Purchase Agreement, and a binding term sheet, or the Term Sheet, each entered into on January 23, 2025;

●	information with respect to any other plans and strategies for our business;

●	general market, political and economic conditions in the countries in which we operate including those related to recent unrest in the Middle East and armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations; and

●	our ability to regain compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2.5 million in stockholders’ equity, or the Stockholders’ Equity Requirement, for continued listing on the Nasdaq Capital Market.

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

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” mean Pluri Inc., our wholly owned subsidiaries, Pluri Biotech Ltd., Pluristem GmbH, and Coffeesai Ltd., and our subsidiary Ever After Foods Ltd., or Ever After Foods, unless otherwise indicated or as otherwise required by the context.

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

On January 23, 2025, we entered into a Term Sheet with Mr. Alejandro Weinstein, a non-U.S. investor, or the Investor, for the purchase of certain shares representing approximately 71% (on a fully diluted basis) of Kokomodo Ltd., or Kokomondo, an Israeli agtech company specializing in cultivated cacao production, for an aggregate purchase price of $4.5 million, payable in our common shares, or the Kokomodo Transaction. The Kokomodo Transaction will be subject to, among other conditions, the approval of our shareholders. The Kokomodo Transaction is subject to certain closing conditions, including the approval of our shareholders. As of the date of this report, there is no guarantee when or if the Kokomodo Transaction will be completed.

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva Food Industries – Agricultural Co-Operative in Israel Ltd., or Tnuva, Ever After Foods (previously Plurinuva Ltd.), which is incorporated under the laws of the State of Israel, with the purpose of developing cultivated meat products of all kinds and types.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business, or B2B, version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering, for aggregate gross proceeds of $10 million. As part of such private placement offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech Ltd., and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024, or the Amended License. The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round is intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler and will allow it to move to their own facility during March 2025. Following the closing of such private placement offering, the Subsidiary holds approximately 69% of Ever After Foods.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

Revenues

Revenues for the six-month and three-month periods ended December 31, 2024 were $511,000 and $185,000, respectively, as compared to $159,000 and $105,000, respectively, during the six-month and three-month periods ended December 31, 2023. Revenues for the six-month and three-month periods ended December 31, 2024 and 2023 were mainly related to services provided to CDMO clients in the field of process and product development and in the agtech fields. The increase in revenues is mainly attributed to the launch of new business verticals, specifically in the CDMO field and an increase related to a POC collaboration with a leading international agriculture corporation in the agtech field.

Cost of Revenues

Cost of revenues for each of the six-month and three-month periods ended December 31, 2024 were $200,000 and $74,000. Cost of revenues includes (1) manufacturing costs related to our CDMO and agtech fields, which primary consist of materials, personnel-related and overhead costs, and (2) royalties which we are obligated to pay to the European Investment Bank, or EIB, according to the finance agreement, or the EIB Finance Agreement, executed with the EIB by us, Pluri Biotech Ltd. and Pluristem GmbH in April 2020. We had no cost of revenues for the six-month and three-month periods ended December 31, 2023.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the six-month period ended December 31, 2024 decreased by 2% from $5,957,000 for the six-month period ended December 31, 2023, to $5,814,000. The decrease is mainly attributed to (1) a decrease in salaries and a related to reduction in head count of 10 R&D employees in the Subsidiary (90 R&D employees on December 31, 2024, compared to 100 R&D employees on December 31, 2023) as a result of our cost reduction and efficiency plans, and (2) a decrease in materials costs related to a supplier credit, partially offset by (1) an increase in material purchases in accordance with our manufacturing needs and plans, and (2) an increase related to subcontractors activity in NIAID and immunotherapy projects.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended December 31, 2024 decreased by 1% from $2,964,000 for the three-month period ended December 31, 2023 to $2,925,000. The decrease is mainly attributed to a decrease in materials costs related to a supplier credit, partially offset by (1) an increase in material purchases and consultants activity in accordance with our manufacturing needs and plans, and (2) a decrease in participation grants from the NIAID contract.

General and Administrative Expenses

General and administrative expenses for the six-month period ended December 31, 2024 decreased by 3% from $4,792,000 for the six-month period ended December 31, 2023 to $4,652,000 mainly due to a decrease in share-based compensation expenses related to employee terminations and restricted stock unit, or RSU, expenses amortization over time, partially offset by (1) an increase in salaries and related expenses due to the reinstatement of the salary of Mr. Yaky Yanay, our Chief Executive Officer, or CEO (following his salary reduction from January 2023 through December 2023, whereby he waived 75% of his salary and converted it to RSUs, and options), (2) an increase in salaries and related expenses due to reinstatement of temporary reduction in employees’ regular working hours for a limited period in December 2023, (3) an increase in bonus expenses for certain employees, including our CEO and Mrs. Chen Franco-Yehuda, our former Chief Financial Officer, or CFO, for certain performance-based bonuses as defined in their employment agreement, and (4) an increase in share-based compensation expenses related to RSUs and options which were granted during the third quarter of fiscal year 2024 and the first quarter of fiscal year 2025 to employees, officers, directors and consultants.

General and administrative expenses for the three-month period ended December 31, 2024 decreased by 9% from $2,354,000 for the three-month period ended December 31, 2023 to $2,143,000. The decrease is mainly attributed to a decrease in share-based compensation expenses related to employee terminations and RSUs, expenses amortization over time, partially offset by (1) an increase in salaries and related expenses due to the reinstatement of the salary of our CEO (following his salary reduction from January 2023 through December 2023, whereby he waived 75% of his salary and converted it to RSUs, and options), (2) an increase in salaries and related expenses due to reinstatement of temporary reduction in employees’ regular working hours for a limited period in December 2023, (3) an increase in bonus expenses for certain employees, including our CEO and our former CFO for certain performance-based bonuses as defined in their employment agreement, and (4) an increase in share-based compensation expenses related to RSUs and options which were granted during the third quarter of fiscal year 2024 and the first quarter of fiscal year 2025 to employees, officers, directors and consultants.

Other Financial Income, net

Other financial income, net, increased from $928,000 in financial income for the six-month period ended December 31, 2023 to $1,437,000 in financial income for the six-month period ended December 31, 2024. This increase is mainly attributed to exchange rate differences expenses related to the EIB loan following fluctuation between the U.S. dollar against the Euro, partially offset by (1) a decrease in interest income from deposits, resulting from lower interest rates and reduced deposit levels due to withdrawals, (2) a decrease due to exchange rate expenses on a lease liability due to the strength of the New Israeli Shekel, or NIS, against the U.S Dollar and (3) less income from hedging transactions.

Other financial income, net, changed from $435,000 in financial income for the three-month period ended December 31, 2023 to $2,058,000 in financial income for the three-month period ended December 31, 2024. The increase is mainly attributed to exchange rate differences expenses related to the EIB loan following fluctuation between the U.S. dollar against the Euro, partially offset by (1) a decrease in interest income from deposits, resulting from lower interest rates and reduced deposit levels due to withdrawals and (2) less income from hedging transactions.

Interest Expenses

Interest expenses related to our outstanding loan received from the EIB and all changes during the six-month and three-month periods ended December 31, 2024 compared to the six-month and three-month periods ended December 31, 2023 are attributable solely to exchange rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss for the six-month and three-month periods ended December 31, 2024 were $9,146,000 and $3,110,000, respectively, as compared to net loss of $10,092,000 and $4,994,000 for the six-month and three-month periods ended December 31, 2023, respectively. The decreases were due to decreases in general and administrative expenses and R&D expenses, as part of the implementation of our business strategy, our efforts to reduce costs pursuant to an efficiency plan, and due to the launch of our new businesses, such as the CDMO and agtech fields. Net loss per share attributed to shareholders for the six-month and three-month periods ended December 31, 2024 were $1.61 and $0.53, respectively, as compared to $1.92 and $0.96 for the six-month and three-month periods ended December 31, 2023, respectively. We had net loss attributed to our non-controlling interest in Ever After Foods for the six-month and three-month periods ended December 31, 2024 of $308,000 and $154,000, respectively.

For the six-month and three-month periods ended December 31, 2024 and 2023, we had weighted average common shares outstanding of 5,505,915, 5,552,931 and 5,178,555, 5,190,853, respectively, which were used in the computations of net loss per share for the six-month and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares upon the vesting of RSUs and restricted shares issued to directors, officers, employees and consultants.

Liquidity and Capital Resources

As of December 31, 2024, our total current assets were $22,370,000 and total current liabilities were $4,440,000. On December 31, 2024, we had a working capital surplus of $17,930,000, total equity (deficit) of ($2,917,000), after deduction of $5,111,000 which is attributed to the non-controlling interest in Ever After Foods, and an accumulated deficit of $(429,310,000).

Our cash and cash equivalents and restricted cash as of December 31, 2024 amounted to $7,490,000, compared to $5,841,000 as of December 31, 2023 and compared to $7,037,000 as of June 30, 2024. Cash balances changed in the six months ended December 31, 2024 compared to the six months ended December 31, 2023 for the reasons presented below.

Net cash used for operating activities was $8,692,000 in the six months ended December 31, 2024, compared to $9,506,000 in the six-months ended December 31, 2023. Cash used in operating activities in the six months ended December 31, 2024 and 2023 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by income from CDMO clients and by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Investing activities provided cash of $9,230,000 in the six months ended December 31, 2024, compared to cash provided of $9,721,000 for the six months ended December 31, 2023. The investing activities in the six-month period ended December 31, 2024 and 2023 consisted primarily of the proceeds from withdrawal of short-term deposits, net of $9,550,000 and $9,945,000, respectively.

We had no financing activities in the six months ended December 31, 2024 or 2023.

On December 14, 2022, our CEO agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years from vesting date, at an exercise price of $8.96 per share. In addition, the Board of Directors also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years from vesting date, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. We are currently in discussions with the EIB regarding a potential restructuring of the terms of the loan, however, there is no certainty that such restructuring will be achieved. As of December 31, 2024, the interest accrued was in the amount of approximately €2.86 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of December 31, 2024, we had an accrued royalty in the amount of $5,000. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

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

On June 6, 2024, the NIAID exercised its option for year two of the three-year $4.2 million contract. During the 12 months period from July 1, 2024 through June 30, 2025, the NIAID will provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS. As of December 31, 2024, we have received from the NIAID approximately $1.9 million and as of December 31, 2024 we expect to receive an additional amount of approximately $0.1 million for activities conducted by that date.

On February 13, 2024, we entered into a sales agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of February 11, 2025, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

On January 23, 2025, we entered into the Securities Purchase Agreement with the Investor, relating to the Offering of: (i) 1,383,948 of our common shares, par value $0.00001 per share, (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 26,030 common shares, and (iii) warrants, or the Common Warrants, to purchase up to 84,599 common shares. The Offering price per share and accompanying warrant is $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt certain approvals from our shareholders, required by the applicable rules of the Nasdaq Capital Market, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, will not be exercisable until we receive the approval from our shareholders, and will be exercisable for three years following the date of receipt of such approval. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and are subject to a 19.99% beneficial ownership limitation until approval from our shareholders is obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, we appointed Mr. Weinstein to our Board, effective upon the closing of the Offering, and agreed to recommend his election to our shareholders provided that the Investor continues to hold at least 10% of our issued and outstanding common shares.

The gross proceeds from the Offering were $6.5 million and we intend to use the proceeds from the Offering for working capital and general corporate purposes. The Offering closed on February 5, 2025, following the satisfaction of customary closing conditions.

Concurrently with the Offering, on January 23, 2025, we and the Investor entered into a Term Sheet, for the purchase of certain shares representing approximately 71% (on a fully diluted basis) of Kokomodo, for an aggregate purchase price of $4.5 million, payable in our common shares. The Kokomodo Transaction will be subject to, among other conditions, to the approval of our shareholders. The Kokomodo Transaction is expected to close during the second quarter of 2025 (calendar year), following the approval of the Company’s shareholders. As of the date of this report, there is no guarantee when or if the Kokomodo Transaction will be completed.

Pursuant to the Term Sheet, in case that the Kokomodo Transaction does not close, for any reason other than due to Investor’s failure to perform his material undertakings under the Term Sheet and/or covenants as agreed under the definitive agreement, or due to any diligence finding which the we are not currently aware of and that are likely to result in liabilities exceeding $0.5 million to us, then we shall: (a) purchase a certain portion of Investor’s shares in Kokomodo for a purchase amount of $1 million (based on a $6 million pre-money valuation of Kokomodo, calculated prior to the investment described in (b)), and (b) invest an additional $0.5 million in Kokomodo under a under a Simple Agreement for Future Equity, or SAFE, providing a 20% discount of the price per share set in connection with a trigger event for conversion of the SAFE into equity of Kokomodo and a pre-money valuation cap of $5.5 million in connection with such round.

On February 3, 2025, we entered into an additional securities purchase agreement, or the Additional Securities Purchase Agreement, with Merchant Adventure Fund L.P., an existing investor of the Company, relating to a private placement offering, or the Second Offering, of: (i) 759,219 of our common shares, par value $0.00001 per share, and (ii) warrants, to purchase up to 45,553 common shares. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering warrants have an exercise price of $5.568 per share and a term of three years commencing on the date of issuance. The gross proceeds to the Company from the Second Offering are expected to be approximately $3.5 million and we intend to use the proceeds from the Second Offering for working capital and general corporate purposes.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2024, total grants obtained from the IIA, which are bearing royalties, aggregated to approximately $27.7 million and total royalties paid and accrued amounted to $179 thousand.

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

Through December 31, 2024, we received total grants of approximately $1 million in cash from the IIA pursuant to the CRISPR-IL consortium program, and we do not expect to receive any additional funds.

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd., or BIRAD, the commercial arm of the Bar-Ilan University in Israel, to support the continued development of MAIT cells. This collaboration is aimed at advancing innovative allogeneic cell therapies targeting solid tumors and multiple indications. The IIA will fund our collaboration with BIRAD for the first year with a budget approved of approximately $148,000 allocated to us, with an option to fund an additional year. The goal of this collaboration is to effectively integrate both technologies and advance to preclinical studies. The program does not include any obligation to pay royalties. As of December 31, 2024, we have received approximately $28,000 from the IIA for the project.

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

An amount of approximately Euro 500,000 (approximately $540,000) will be a direct grant that will be allocated to us. Through December 31, 2024, we received a payment of approximately $185,000 in cash, which relates to the PROTO program. On January 13, 2025, we received an additional amount of approximately $143,000 in cash, which relates to the PROTO program.

The clinical study, once approved by the regulatory agencies, will be carried out by Charité, together with us and other members of the international consortium under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act with the U.S. Securities and Exchange Commission, or the SEC, using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement).

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

Outlook

We have accumulated a deficit of $429,310,000 since our inception in May 2001. We do not expect to generate any significant revenues from sales of products in the next twelve months. We expect to generate revenues from the sale of services in our CDMO activity, from collaboration based on our cell-based products, and from licenses to use our technology and products. Although we were able to reduce the burn rate significantly in the last few years, it is unlikely that in the short-term revenues will exceed our costs of operations.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 25, 2024, we received a deficiency letter, or the Nasdaq Letter, from the Listing Qualifications Department of The Nasdaq Stock Market LLC, notifying us that we are not in compliance with the Stockholders’ Equity Requirement, which requires us to maintain a minimum of $2.5 million in stockholders’ equity, nor we are in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, we submitted a plan to regain compliance, or the Compliance Plan. Based on the Compliance Plan, Nasdaq has determined to grant us with an extension of time to regain compliance with the Stockholders’ Equity Requirement until May 24, 2025. If we fail to evidence compliance by the required deadline, we may be subject to delisting. At that time, we may appeal Staff’s determination to a Hearings Panel.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing.

Neither the Nasdaq Letter nor our noncompliance have an immediate effect on the listing or trading of our common shares, which will continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

If, for any reason, Nasdaq should delist our common shares from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	The liquidity of our common shares;

●	the market price of our common shares;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common shares;

●	the number of investors in general that will consider investing in our common shares;

●	the number of market makers in our common shares;

●	the availability of information concerning the trading prices and volume of our common shares; and

●	the number of broker-dealers willing to execute trades in shares of our common shares

Our principal research, development and manufacturing facilities are located in Haifa, Israel and military conditions in Israel, including armed conflicts between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon, may cause interruption or suspension of our business operations without warning.

Our principal R&D and manufacturing facilities are located in Haifa, Israel, thus, political, economic, and military conditions in Israel, and in particular, conflicts between Israel and Hamas, Hezbollah in Lebanon, Iran and other Arab terrorists’ groups, may directly affect our business.

As of today, there has been no material impact on our operations.  According to the recent guidelines of the Israeli government, the Company’s offices in Haifa are open and functioning, however, if a war will escalate and expand, this situation may change and the Israeli government may impose certain restrictions on movement and travel, which will affect our management and employees’ ability to effectively perform their daily tasks, and may result in disruptions and delays in some of our projects.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently, one of our employees have been called up for active military duty.

War’s implications, including but not only war’s economic implications, on the Company’s business and operations and on Israel’s economy in general is difficult to predict. Such events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal year 2025, we issued an aggregate of 5,071 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 29, 2025).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on January 29, 2025).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 6, 2025).

10.1	Securities Purchase Agreement, dated January 23, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 29, 2025).

10.2

Securities Purchase Agreement, dated February 3, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on February 6, 2025).

10.3	Binding Term Sheet, dated January 23, 2025, between the Company, Chutzpah Holdings Ltd. and Plantae Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 29, 2025).

10.4*	Form of RSU and options waiver letter agreement.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 11, 2025

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 11, 2025