Form 10-Q
period 2025-03-31
Pluri Inc.
filed 2025-05-13
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 7,832,601 common shares issued and outstanding as of May 12, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2025	June 30, 2024
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$8,499	$6,783
Short-term bank deposits		17,774	23,202
Restricted cash		407	254
Customer receivables		178	34
Prepaid expenses and other current assets		597	834
Total current assets		27,455	31,107

LONG-TERM ASSETS:

Restricted bank deposits		786	634
Severance pay fund		514	470
Property and equipment, net		1,590	688
Operating lease right-of-use asset		7,034	6,558
Other long-term assets		28	70
Total long-term assets		9,952	8,420

Total assets		$37,407	$39,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2025	June 30, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$930	$964
Accrued expenses		1,579	1,223
Operating lease liability		599	559
Accrued vacation and recuperation		756	702
Warrant liability		263	-
Advances from customers		333	43
Other accounts payable		1,245	963
Total current liabilities		5,705	4,454

LONG-TERM LIABILITIES

Accrued severance pay		631	605
Operating lease liability		5,640	5,026
Loan from the European Investment Bank (“EIB”)	4	24,948	24,027
Total long-term liabilities		31,219	29,658

COMMITMENTS AND CONTINGENCIES	3

SHAREHOLDERS’ EQUITY (DEFICIT)

Share capital:	5
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of March 31, 2025, and June 30, 2024; Issued and outstanding: 7,775,443 and 5,408,212 shares as of March 31, 2025, and June 30, 2024, respectively		*	*
Additional paid-in capital		430,983	420,568
Accumulated deficit		(435,457)	(420,472)
Total shareholders’ equity (deficit)		(4,474)	96
Non-controlling interests		4,957	5,319
Total equity		483	5,415
Total liabilities and equity		$37,407	$39,527

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Nine months ended March 31,		Three months ended March 31,
	Note	2025	2024	2025	2024
Revenues		$938	$230	$427	$71
Cost of revenues		(491)	-	(291)	-
Gross profit		447	230	136	71

Operating expenses:
Research and development expenses		$(9,797)	$(10,066)	$(3,235)	$(3,362)
Less: participation by the National Institute of Allergy and Infectious Diseases (“NIAID”), the Israeli Innovation Authority (“IIA”), Horizon Europe		940	1,015	192	268
Research and development expenses, net		(8,857)	(9,051)	(3,043)	(3,094)
General and administrative expenses		(7,145)	(7,303)	(2,493)	(2,511)

Operating loss		(15,555)	(16,124)	(5,400)	(5,534)

Other financial income (expenses), net	7	714	1,290	(723)	362
Interest expenses		(640)	(648)	(212)	(218)
Total financial income (expenses), net		74	642	(935)	144

Net loss		$(15,481)	$(15,482)	$(6,335)	$(5,390)
Net loss attributed to non-controlling interest		$(496)	$(323)	$(188)	$(97)
Net loss attributed to shareholders		$(14,985)	$(15,159)	$(6,147)	$(5,293)

Loss per share:
Basic and diluted net loss per share		$(2.56)	$(2.92)	$(0.94)	$(1.01)

Weighted average number of shares used in computing basic and diluted net loss per share		5,857,743	5,193,808	6,563,555	5,221,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
					Additional		Total	Non-
	Common Shares				Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939	$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants	73,050		(*	)	1,448	-	1,448	579	2,027
Net loss	-		-		-	(15,159)	(15,159)	(323)	(15,482)
Balance as of March 31, 2024	5,228,737	$	(*	)	$414,387	$(414,743)	$(356)	$2,201	$1,845

	Shareholders’ Equity (Deficit)
					Additional		Total	Non-
	Common Shares				Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of January 1, 2024	5,210,003	$	(*	)	$413,849	$(409,450)	$4.399	$2,218	$6,617
Share-based compensation to employees, directors, and non-employee consultants	18,734		(*	)	538	-	538	80	618
Net loss	-		-		-	(5,293)	(5,293)	(97)	(5,390)
Balance as of March 31, 2024	5,228,737	$	(*	)	$414,387	$(414,743)	$(356)	$2,201	$1,845

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
					Additional		Total	Non-
	Common Shares				Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	224,064		(*	)	1,171	-	1,171	134	1,305
Issuance of common shares and warrants, net of issuance costs of $476	2,143,167		(*	)	9,244	-	9,244	-	9,244
Net loss	-		-		-	(14,985)	(14,985)	(496)	(15,481)
Balance as of March 31, 2025	7,775,443	$	(*	)	$430,983	$(435,457)	$(4,474)	$4,957	$483

	Shareholders’ Equity (Deficit)
					Additional		Total	Non-
	Common Shares				Paid-in	Accumulated	Shareholders’	controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of January 1, 2025	5,565,449		(*	)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)
Share-based compensation to employees, directors, and non-employee consultants	66,827		(*	)	457	-	457	34	491
Issuance of common shares and warrants, net of issuance costs of $476	2,143,167		(*	)	9, 244	-	9, 244	-	9, 244
Net loss	-		-		-	(6,147)	(6,147)	(188)	(6,335)
Balance as of March 31, 2025	7,775,443	$	(*	)	$430,983	$(435,457)	$(4,474)	$4,957	$483

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Nine months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,481)	$(15,482)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	205	192
Share-based compensation to employees, directors and non-employee consultants	1,305	2,027
Decrease in fair value of warrant liability	(17)	-
Increase in customer receivable	(144)	-
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	279	(124)
Decrease in trade payables	(244)	(742)
Increase (decrease) in other accounts payable, accrued vacation and recuperation and accrued expenses	248	(455)
Increase in advances from customers	290	94
Decrease in operating lease right-of-use asset and liability, net	178	125
Decrease (increase) in interest receivable on short-term deposits	(145)	218
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(372)	(89)
Increase in long-term interest payable and exchange rate differences related to the EIB loan, net	921	535
Decrease in accrued severance pay, net	(18)	(7)
Net cash used for operating activities	$(12,995)	$(13,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(897)	$(313)
Proceeds from short-term deposits, net	5,895	15,702
Net cash provided by investing activities	$4,998	$15,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, pre-funded warrants and warrants, net of issuance costs	9,968	-
Net cash provided by financing activities	$9,968	$-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	50	54
Increase in cash, cash equivalents, restricted cash and restricted bank deposits	2,021	1,735
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,671	6,256
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$9,692	$7,991
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	8,499	7,081
Restricted cash	407	273
Long-term restricted bank deposits	786	637
Total cash, cash equivalents, restricted cash and restricted bank deposits	$9,692	$7,991
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$214	$34
Accrued expenses related to issuance of common shares, pre-funded warrants and warrants	444	100
Lease liabilities arising from obtaining right-of-use assets	$1,014	$82
	1,672	216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly Pluristem Ltd.), hereinafter referred to as the “Subsidiary,” which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned German subsidiary, Pluristem GmbH (the “German Subsidiary”), incorporated under the laws of Germany. In January 2022, the Subsidiary established another subsidiary, Ever After Foods Ltd. (formerly known as Plurinuva Ltd.), hereinafter referred to as “Ever After Foods”, which is incorporated under the laws of the State of Israel. This followed the execution of a collaboration agreement with Tnuva Food Industries – Agricultural Co-Operative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, hereinafter referred to as “Tnuva.” In March 2024, the Subsidiary established another wholly owned subsidiary, Coffeesai Ltd. (“Coffeesai”), incorporated under the laws of Israel, with the purpose of developing cultivated coffee. Collectively, Pluri Inc., the Subsidiary, the German Subsidiary, Ever After Foods, and Coffeesai are referred to as the “Company” or “Pluri.” The Subsidiary, the German Subsidiary, Ever After Foods, and Coffeesai are collectively referred to as the “Subsidiaries.”

b.	Pluri is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. Pluri has developed a unique three-dimensional cell expansion platform, supported by an in-house, industrial-scale Good Manufacturing Practice (“GMP”) cell manufacturing facility. Pluri currently applies this technology across the fields of regenerative medicine, food technology, and agricultural technology. In addition, Pluri has launched a Contract Development and Manufacturing Organization (“CDMO”) business and intends to expand the application of its platform to other industries and business sectors requiring scalable and cost-efficient cell expansion solutions. Pluri is dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries.

c.

Pluri has incurred an accumulated deficit of approximately $435,457 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2025, the Company’s total shareholders’ deficit amounted to $4,474. During the nine-month period ended March 31, 2025, the Company incurred losses of $15,481 and its negative cash flow from operating activities was $12,995.

As of March 31, 2025, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $27,466.

The Company plans to continue to finance its operations from its current resources, by entering licensing or other commercial, partnerships and collaboration agreements, by providing CDMO services to clients, as well as from receipt of grants and entry into contracts to support its research and development activities and from sales of its equity securities (see notes 5 and 7).

The Company’s management believes that its current resources, combined with its current operating plan, are sufficient for the Company to meet its obligations as they come due at least for a period of twelve months from the date of the issuance of these interim unaudited condensed consolidated financial statements. In 2024, the Company also implemented a cost reduction and operational efficiency plan to further support its financial sustainability. As part of its ongoing financial management, the Company regularly monitors actual results against its budget, evaluates its cash position and business priorities, and considers adjustments to its spending and operations as needed, in response to changes in available resources and operating conditions. There is no assurance, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its products. If the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued. While management believes that the existing resources of the Company will be sufficient for the twelve months following the issuance of these financial statements, additional funding will likely be necessary to support operations beyond that period.

On April 30, 2020, the German Subsidiary entered a finance contract (the “Finance Contract”), with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million (the “Loan”). The amount received is due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the Loan. The Company is currently in advanced discussions with the EIB regarding a potential restructuring of the terms of the Loan. Such discussions are currently focused on the new terms of the Loan, including an extension of the current maturity date of the Loan. The Company is expecting to finalize such discussion by the end of June 2025; however, there is no certainty that such restructuring will be achieved on the expected timeline or at all. As of March 31, 2025, the linked principal and interest accrued balance was $24,948 and is presented among long-term liabilities (see note 4).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2024, but not all disclosures required by GAAP are included.

Operating results for the nine-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025.

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

As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the input used in the valuation methodologies in measuring fair value:

Level	1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

d.	Fair value of financial instruments (Cont.)

Level	2 - Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level	3 - Unobservable inputs for the asset or liability.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company categorized each of its fair value measurements in one of these three levels of hierarchy.

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder. As of March 31, 2025, the Company had an accrued royalty in the amount of $9, which reflect its liability for future royalty payments pursuant to the Finance Contract with the EIB since the royalty payments are to be paid as a percentage of the Company’s future consolidated revenues, pro-rated to the amount disbursed, beginning in fiscal year 2024 and until fiscal year 2030 (see note 4).

The Company measures its liability for pre-funded warrants and common warrants at fair value using Level 3 unobservable inputs, in accordance with the fair value hierarchy defined in ASC 820 (see note 5).

As of the issuance date, the fair value of the pre-funded warrants was estimated at $115. The fair value calculated is based on the fair value of the share price of $4.40.

As of March 31, 2025, the pre-funded warrants were remeasured, the fair value of the pre-funded warrants was estimated at $112. The fair value calculated is based on the fair value of the share price of $4.30.

As of the issuance date of the common warrants, the fair value of the common warrants was estimated at $165. The valuation was based on a Black-Scholes model, using an expected volatility of 72.91%, a risk-free rate of 4.19%, a contractual term of 3 years, an expected dividend yield of 0% and a share price at the issuance date of $4.40.

As of March 31, 2025, the common warrants were remeasured, the fair value of the common warrants was estimated at $151. The valuation was based on a Black-Scholes model, using an expected volatility of 71.85%, a risk-free rate of 3.89%, a contractual term of 2.83 years, an expected dividend yield of 0% and a share price at the issuance date of $4.30.

The pre-funded warrants and the common warrants are classified as current liabilities on the Condensed Consolidated Balance Sheet. The Company recorded other financial income (expenses), net during the three and nine months ended March 31, 2025, in the amount of $17, in connection with the revaluation of these warrants to their fair value.

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
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-07 - “Segment Reporting (Topic 280): Improvements to reportable segment disclosures” (“ASU 2023-07”):

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07. This guidance expands public entities’ segment disclosures primarily by requiring disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for the fiscal year beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

ASU 2024-03 - “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”):

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2025, an amount of $1,193 of cash and deposits was pledged by the Subsidiary and Ever After Foods to secure its credit line, lease agreement, derivative and hedging and bank guarantees.

b.

Under the Law for the Encouragement of Industrial Research and Development, 1984 (the “Research Law”), research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month Secured Overnight Financing Rate (“SOFR”) (before January 1, 2024, to the 12-month London Interbank Offered Rate (“LIBOR”)) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties.

As of March 31, 2025, the Company’s contingent liability in respect to royalties to the IIA amounted to $27,565, not including LIBOR (from January 1, 2024, SOFR) interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 by Israel’s Ministry of Economy and Industry to support marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. Such Smart Money grant was intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. As part of the Smart Money program, the Company also received support from Israel’s trade representatives in China and Hong Kong, as well as from experts appointed by the Smart Money program. Under the terms of the Smart Money grant, the Company will repay royalties of 5% of the Company’s revenues generated in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursements of expenses under such Smart Money program. and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from the Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center (“Ichilov Hospital”), to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease (“GVHD”). As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	In October 2024, Ever After Foods signed a facility operating lease agreement with a lessor. The lease period began on March 1, 2025, for a term of five years until February 28, 2030. Ever After Foods has the option to terminate the lease after a period of 36 months and to extend the term of the lease for an additional period of five years (the “Extension Option”). The average monthly lease payment for the first five years is approximately NIS 50,192 or $14, which is linked to the consumer price index. The monthly lease payments will increase by 5% in the event that Ever After Foods exercises its Extension Option.

f.	As to potential royalties to the EIB, see note 4.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered the Finance Contract with the EIB, pursuant to which it may obtain a loan of up to €50 million, subject to the achievement of certain milestones. Such loan is structured to be disbursed in three tranches over a 36-month period from the date of the agreement: the first tranche of €20 million, the second tranche of €18 million, and the third tranche of €12 million.

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

In addition to any interest payable on the loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amount ranges from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of March 31, 2025, Pluri had an accrued royalty in the amount of $9.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The repayment of the received tranche is due on June 1, 2026, and bears an annual interest of 4%, to be paid with the principal of the Loan. As of March 31, 2025, the linked principal balance in the amount of $21,635, and the interest accrued in the amount of $3,313, are presented among long-term liabilities. Since the 36-month period of the Finance Contract has ended, the Company does not expect to receive additional funds pursuant to the Finance Contract.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY

(1)

Reverse share split

 In March 2024, the Company’s Board of Directors, (the “Board”), approved a 1-for-8 reverse share split of the Company’s (a) authorized common shares; and (b) issued and outstanding common shares. The reverse share split became effective on April 1, 2024. All common shares, options, warrants and securities convertible into or exercisable into for common shares, as well as loss per share, have been retrospectively adjusted to give retroactive effect to this reverse share split for all periods presented. As a result of rounding-up fractional shares into whole shares as a result of the reverse share split, an additional 67,836 common shares were included in the Company’s issued and outstanding shares.

(2)

Pursuant to a registration statement on Form S-3 (File No. 333-273347), declared effective by the U.S Securities and Exchange Commission on September 21, 2023, on February 13, 2024 the Company entered into an Open Market Sales Agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“A.G.P.”), which provides that upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000, through A.G.P., acting as sales agent. As of March 31, 2025, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

(3)

On January 23, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with a company wholly owned by Mr. Alejandro Weinstein (“Mr. Weinstein” or the “Investor”), relating to a private placement offering ( the “Offering”) of: (i) 1,383,948 common shares of the Company, (ii) pre-funded warrants (the “Pre-Funded Warrants”), to purchase up to 26,030 common shares, and (iii) warrants (the “Common Warrants”), to purchase up to 84,599 common shares. The Offering price per share and accompanying warrant is $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt of certain approvals from the Company’s shareholders (the “Shareholder Approval”), and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, which will not be exercisable until the Company receives the Shareholder Approval and will be exercisable for three years following the date of receipt of the Shareholder Approval. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and are subject to a 19.99% beneficial ownership limitation until the Shareholder Approval is obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements, as well as customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, the Company appointed Mr. Weinstein, to the Board, effective upon the closing of the Offering, and agreed to continue to recommend his election to its shareholders provided the Investor continues to hold at least 10% of the Company’s issued and outstanding common shares.

The Offering closed on February 5, 2025, and the gross proceeds to the Company were $6,500, net of $476 of issuance expenses ($444 of the issuance expenses were not paid in cash and were included in accrued expenses). An amount of $280 was allocated to the issuance of the Pre-Funded Warrants and the Common Warrants, while the remaining balance of $9,244 was allocated to the issuance of common shares.

The Pre-Funded Warrants and the Common Warrants are classified as current liabilities on the Condensed Consolidated Balance Sheet, as they are subject to Shareholder Approval (see note 2d.) As of the issuance date, the fair values of the Pre-Funded Warrants and the Common Warrants were estimated at $115 and $165, respectively. The fair value of the Pre-Funded Warrants was calculated based on the fair value of the share price of $4.40 and the fair value of the Common Warrants was based on a Black-Scholes model, using an expected volatility of 72.91%, a risk-free rate of 4.19%, a contractual term of 3 years, an expected dividend yield of 0% and a share price at the issuance date of $4.40.

On April 25, 2025, subsequent to the balance sheet date, the Company entered into an amendment to the previously executed Securities Purchase Agreement (see note 7).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

(4)

On January 23, 2025, the Company entered into a binding term sheet (the “Term Sheet”) for the purchase of certain shares representing approximately 71% of the equity of Kokomodo Ltd. (on a fully diluted basis), an Israeli company, for an aggregate purchase price of $4,500, payable in common shares of the Company. Following the execution of the Term Sheet, on March 13, 2025, the Company and the Subsidiary (collectively, the “Purchaser”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), effective as of March 12, 2025, with Chutzpah Holdings Limited, a company wholly owned by Mr. Weinstein and Plantae Bioscience Ltd., a corporation controlled by Mr. Weinstein (collectively, the “Seller”). The Share Purchase Agreement was entered into in accordance with the terms and conditions set forth in the Term Sheet for the consummation of the Kokomodo Transaction (as defined below), pursuant to which the Seller agreed to (i) sell to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares, representing approximately 71% of the equity of Kokomodo (on a fully diluted basis) (the “Purchased Shares”), and (ii) transfer, assign and convey in favor of the Purchaser a convertible loan, pursuant to an assignment and assumption agreement (the “Assignment Agreement”), reflecting a principal aggregate amount of $500 (together with the Purchased Shares, the “Purchased Interests” and such transactions are referred to as the “Kokomodo Transaction”).

In consideration for the sale, transfer and conveyance of the Purchased Interests, the Company agreed to pay the Seller an aggregate purchase price of $4,500, payable in common shares of the Company set in an amount equal to 976,139 common shares (the “Consideration Shares”), which as of January 23, 2025, represented 12.14% of the Company’s issued and outstanding share capital on a fully diluted basis after the deemed issuance of the Consideration Shares (but excluding any securities issuable in connection with a Securities Purchase Agreement entered into on January 23, 2025, between the Company and a company wholly owned beneficially by Mr. Weinstein).

The Company also executed leak-out agreements (the “Leak-Out Agreement”), pursuant to which the Seller agreed to sell, dispose or otherwise transfer the Consideration Shares on the Nasdaq Capital Market or the Tel Aviv Stock Exchange, subject to certain limitations and restrictions for a period commencing on the date of closing of the Kokomodo Transaction and ending on the earlier of (i) 36 months, (ii) the time when the Seller holder holds less than 10% of the outstanding shares of the Company or (iii) the occurrence of a breach of the Company’s commitment to register the Consideration Shares under the Securities Act of 1933, as amended.

On April 28, 2025, subsequent to the balance sheet date, the Company announced the completion of the Kokomodo Transaction, subject to the issuance of the Consideration Shares (see note 7).

(5)

On February 3, 2025, the Company entered into an additional securities purchase agreement with Merchant Adventure Fund L.P., an existing investor, of the Company, relating to a private placement offering (the “Second Offering”), of (i) 759,219 of the Company’s common shares, and (ii) warrants to purchase up to 45,553 common shares, which are classified as equity. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering warrants have an exercise price of $5.568 per share and a term of three years, commencing on the date of issuance.

The Second Offering closed on March 19, 2025, and the gross proceeds to the Company were $3,500.

(6)	Share options and restricted share units (“RSUs”) to employees, directors and consultants:

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under its equity incentive plans (the “Plans”), by Pluri Inc. and its Subsidiary is as follows:

	Nine months ended March 31, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	17,475	$5.80	4.87	$42
Share options forfeited	(6,251)	4.40	-	-
Share options outstanding at end of the period	11,224	$6.57	4.30	$19
Share options vested and exercisable at the end of the period	11,224	$6.57	4.30	$19

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to the Chief Executive Officer (“CEO”), and to Former Director:

A summary of the share options granted to the CEO and to a former director under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Nine months ended March 31, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	2.42
Share options outstanding at the end of the period	240,291	$14.82	1.67
Share options vested and exercisable at the end of the period	240,291	$14.82	1.67

As of March 31, 2025, the aggregate intrinsic value of these options was $0.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the nine-month period ended March 31, 2025:

Nine months ended March 31, 2025
Number
Unvested at the beginning of the period	353,134
Granted	601,541
Forfeited	(27,532)
Vested	(202,884)
Unvested at the end of the period	724,259
Expected to vest after the end of the period	668,660

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the nine-month period ended March 31, 2025, granted to employees and directors was $4.46 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary are approximately $2,219 to be recognized by the end of February 2028.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

d.	RSUs and restricted shares (“RS”) to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and its Subsidiary for the nine-month period ended March 31, 2025:

Nine months ended March 31,
2025
Number
Unvested at the beginning of the period	4,802
Granted	34,762
Vested	(21,180)
Unvested at the end of the period	18,384

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the nine-month period ended March 31, 2025, granted to non-employee consultants was $4.74 per share.

Unamortized compensation expenses related to RSUs, and RS granted consultants by Pluri Inc. and its Subsidiary are approximately $52 to be recognized by the end of February 2028.

Compensation expenses related to RSUs granted by Pluri Inc. and its Subsidiary were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Research and development expenses	$267	$172	$131	$110
General and administrative expenses	902	1,048	332	414
	$1,169	$1,220	$463	$524

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - SHAREHOLDERS’ EQUITY (CONT.)

(7)

Nasdaq Deficiency Letter:

On November 25, 2024, the Company received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1). This rule requires listed companies to maintain a minimum of $2,500 in shareholders’ equity for continued listing on The Nasdaq Capital Market (the “Shareholders’ Equity Requirement”). The Company was also not compliant with either of the alternative continued listing standards: a market value of listed securities of at least $35,000 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, the Company submitted a plan to regain compliance (the “Compliance Plan”). Based on the Compliance Plan, Nasdaq granted the Company an extension until May 24, 2025, to regain compliance with the Shareholders’ Equity Requirement.

On May 7, 2025, subsequent to the balance sheet date, the Company received a letter from Nasdaq, determining that the Company has regained compliance with Listing Rule 5550(b)(2), due to the fact that for the 10 consecutive business days from April 22, 2025 through May 6, 2025, the market value of the Company’s listed securities was $35,000 or greater, satisfying the requirement under Rule 5550(b)(2). Accordingly, the Company has regained compliance with the Shareholders’ Equity Requirement and remains in good standing on the Nasdaq Capital Market.

NOTE 6: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Foreign currency translation differences, net	$(183)	$59	$(945)	$127
Interest income on deposits and restricted bank deposits	832	1,099	260	307
Change in fair value of warrant and pre-funded warrant liabilities	17	-	17	-
Income (expenses) from hedging derivatives	48	132	(55)	(72)
Other Financial income (expenses), net	714	1,290	(723)	362
EIB loan interest expenses	(640)	(648)	(212)	(218)
	$74	$642	$(935)	$144

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7: - SUBSEQUENT EVENTS

On April 25, 2025, the Company entered into an amendment to the Securities Purchase Agreement (see note 5(3)), pursuant to which the Company and the Investor agreed to exchange 976,139 of the common shares for additional Pre-Funded Warrants to purchase up to 976,139 common shares.

On April 28, 2025, the Company announced the completion of the Kokomodo Transaction, acquiring approximately 71% of the equity in Kokomodo, subject to the issuance of the Consideration Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology, or food tech, agriculture technology (“agtech”), and our Contract Development and Manufacturing Organization, (“CDMO”), business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations for market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, the National Institutes of Health (“NIH”), as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”), cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic Placental Mucosal Associated Invariant T (“MAIT”), and the potential benefits it can produce for advanced cell-based therapies for immune disorders and neurodegenerative diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements, including our discussions with the European Investment Bank (“EIB”) about the restructuring of the EIB Loan (as defined below);

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	general market, political and economic conditions in the countries in which we operate, including those affected by ongoing instability in the Middle East and the armed conflict involving Israel and Hamas, Hezbollah, Iran and other terrorist organizations, as well as developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to continue to comply with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2.5 million in stockholders’ equity (the “Stockholders’ Equity Requirement”), or with either of the alternative listing standards (including the market value of listed securities of at least $35 million or having net income of $500,000 from continuing operations in the most recently completed fiscal year, in two of the three most recently completed fiscal years), for continued listing on the Nasdaq Capital Market.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research and development (“R&D”), clinical and preclinical trials do not guarantee that the conclusions of future R&D or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently considering additional research, development, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”), as well as in Part II, Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” mean Pluri Inc., our wholly owned subsidiaries, Pluri Biotech Ltd., Pluristem GmbH, and Coffeesai Ltd., and our subsidiaries Ever After Foods Ltd. (“Ever After Foods”), unless otherwise indicated or as otherwise required by the context.

All references to common shares, or price per common share, in this Quarterly Report on Form 10-Q, reflect the 1-for-8 reverse stock split effectuated by us on April 1, 2024.

Overview

We are a biotechnology company with an advanced cell-based technology platform, which operates in one operating segment. We have developed a unique three-dimensional (“3D”) cell expansion platform, supported by an in-house, industrial-scale Good Manufacturing Practice (“GMP”) cell manufacturing facility. We are currently applying this technology across the fields of regenerative medicine, immunotherapy, food technology, and agricultural technology. In addition, we have launched a CDMO business and intend to expand the application of our platform to other industries and sectors requiring scalable and cost-efficient cell expansion solutions via partnerships, joint ventures, licensing agreements and other types of collaborations.

Our operations are dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries.

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

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, critical limb ischemia (“CLI”), Chronic Graft versus Host Disease and a potential treatment for Hematopoietic Acute Radiation Syndrome (“H-ARS”). We believe that each of these indications is a severe unmet medical need.

In July 2023, we announced that we signed a three-year $4.2 million contract with the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”), which is part of the NIH. Under such contract, we were to collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute (“AFRRI”), and the Uniformed Services University of Health Sciences (“USUHS”), in Maryland, U.S.A., to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure. On April 15, 2025, Pluri Biotech Ltd. received a formal notice of termination from the NIAID, according to which, the contract was terminated for the Government’s convenience and such termination was effective as of April 15, 2025. As of March 31, 2025, prior to receiving the notice of termination, we received approximately $2.16 million in funding under the contract, and we expect to receive an additional amount of approximately $75 thousand for activities conducted by that date. We believe that the termination of the contract may reflect broader federal budgetary and administrative adjustments that have recently affected multiple health-related agencies, including the NIH, and are monitoring these developments closely to assess any potential implications on our ongoing programs.

Immunotherapy MAIT cells: In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors - a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T-cells.

MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T-cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal products. Benefiting with a very restricted T-cell receptor, the MAIT cells minimize their likelihood of inducing Graft versus Host Disease, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT cells to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

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

In April 2025, we announced that the U.S. Patent and Trademark Office (the “USPTO”), has issued a patent covering our immune cell expansion technologies. The patent claims a proprietary system and method for immune cell activation, genetic engineering, and large-scale 3D expansion. Additionally, we announced that we were issued a patent in Israel, which mirrors a previously granted U.S. patent. Following these recent patent grants, our intellectual property estate includes over 250 patents pending, allowed, and granted.

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

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the agtech field, such as: (a) cell-based coffee business activity through our PluriAgtech business vertical, which is incorporated into our wholly owned subsidiary, Coffeesai Ltd., (b) an innovative proof-of-concept (“POC”), collaboration with ICL Group Ltd., a leading global specialty minerals company, to revolutionize bio stimulant delivery and enhance yield sustainably, and (c) a strategic POC agreement with a leading international agriculture corporation which is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change, while ensuring a natural and a more sustainable future for agriculture.

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

On January 23, 2025, the Company entered into a binding term sheet (the “Term Sheet”) for the purchase of certain shares representing approximately 71% of the equity of Kokomodo Ltd. (“Kokomodo”) (on a fully diluted basis), an Israeli agtech company specializing in cultivated cacao production, for an aggregate purchase price of $4.5 million, payable in Common Shares of the Company. Following the execution of the Term Sheet, on March 13, 2025, the Company and the Subsidiary (collectively, the “Purchaser”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), effective as of March 12, 2025, with Chutzpah Holdings Limited, a company wholly owned by Mr. Alejandro Weinstein, a director of the Company, and Plantae Bioscience Ltd., a corporation controlled by Mr. Weinstein (collectively, the “Seller”), pursuant to which, on April 28, 2025, the Seller sold to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares (the “Purchased Shares”), representing approximately 71% of the equity of Kokomodo, for an aggregate purchase price of $4.5 million, payable in 976,139 of our common shares (the “Consideration Shares”). Pursuant to the Share Purchase Agreement, the Seller also transferred, assigned and conveyed in favor of the Purchaser a convertible loan, pursuant to an assignment and assumption agreement (the “Assignment Agreement”), reflecting a principal aggregate amount of $0.5 million (together with the Purchased Shares, the “Purchased Interests” and such transactions are referred to as the “Kokomodo Transaction”).

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva Food Industries – Agricultural Co-Operative in Israel Ltd. (“Tnuva”), Ever After Foods (previously Plurinuva Ltd.), which is incorporated under the laws of the State of Israel, with the purpose of developing cultivated meat products of all kinds and types.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business (“B2B”), version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering, for aggregate gross proceeds of $10 million. As part of such private placement offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech Ltd., and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024 (the “Amended License”). The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round is intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler and will allow it to move to their own facility during March 2025. Following the closing of such private placement offering, the Subsidiary holds approximately 69% of Ever After Foods.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2024

Revenues

Revenues for the nine-month and three-month periods ended March 31, 2025, were $938,000 and $427,000, respectively, as compared to $230,000 and $71,000, respectively, during the nine-month and three-month periods ended March 31, 2024. Revenues for the nine-month and three-month periods ended March 31, 2025, and 2024 were mainly related to services provided to CDMO clients in the field of process and product development and in the agtech fields. The increase in revenues is mainly attributed to the launch of new business verticals, specifically in the CDMO field and an increase related to a POC collaboration with a leading international agriculture corporation in the agtech field.

Cost of Revenues

Cost of revenues for each of the nine-month and three-month periods ended March 31, 2025, were $491,000 and $291,000. Cost of revenues includes (1) manufacturing costs related to our CDMO and agtech fields, which primary consist of materials, personnel-related and overhead costs, and (2) royalties which we are obligated to pay to the EIB, according to the finance agreement (the “EIB Finance Agreement”), executed with the EIB by us, Pluri Biotech Ltd. and Pluristem GmbH in April 2020. We had no cost of revenues for the nine-month and three-month periods ended March 31, 2024.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the nine-month period ended March 31, 2025, decreased by 2% from $9,051,000 for the nine-month period ended March 31, 2024, to $8,857,000. The decrease is mainly attributed to (1) a decrease in clinical studies expenses following the completion of our clinical studies, partially offset by an increase related to subcontractors activity in our NIAID and immunotherapy projects, and (2) a decrease in materials costs related to a supplier credit, partially offset by (3) an increase in material purchases in line with our manufacturing needs and plans, and (4) a decrease in R&D expenses due to classification of expanses into cost of revenues.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended March 31, 2025, decreased by 2% from $3,094,000 for the three-month period ended March 31, 2024, to $3,043,000. The decrease is mainly attributed to (1) a decrease in clinical studies expenses following the completion of our clinical studies, partially offset by an increase related to subcontractors activity in our NIAID and immunotherapy projects, (2) a decrease in material purchases and consultants’ activity in line with our manufacturing needs and plans, and (3) a decrease in R&D expenses due to classification of expenses into cost of revenues.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended March 31, 2025, decreased by 2% to $7,145,000, compared to $7,303,000 for the nine-month period ended March 31, 2024. This decrease was primarily driven by a reduction in share-based compensation expenses, mainly attributed to employee terminations and amortization of restricted stock unit (“RSU”), expenses over time. This reduction was partially offset by the following increases: (1) an increase in salaries and related expenses due to the reinstatement of the salary of Mr. Yaky Yanay, our Chief Executive Officer (“CEO”) (following his salary reduction from January 2023 through December 2023, whereby he waived 75% of his salary and converted it to RSUs, and options), (2) an increase in salaries and related expenses due to reinstatement of temporary reduction in employees’ regular working hours for a limited period in December 2023, (3) an increase in bonus expenses for certain employees, including our CEO and Mrs. Chen Franco-Yehuda, our former Chief Financial Officer (“CFO”), related to performance-based bonuses pursuant to their respective employment agreements, and (4) increased share-based compensation expenses related to RSUs and options granted during the prior year to employees, officers, directors and consultants.

General and administrative expenses for the three-month period ended March 31, 2025, decreased by 1% from $2,511,000 for the three-month period ended March 31, 2024, to $2,493,000. The decrease is mainly attributed to (1) a decrease in share-based compensation expenses related to employee terminations and RSUs, and (2) expenses amortization over time, partially offset by (3) an increase in salaries and related expenses due to reinstatement of temporary reduction in employees’ regular working hours for a limited period in December 2023, (4) an increase in bonus expenses for certain employees, including our CEO and our former CFO for certain performance-based bonuses as defined in their employment agreement, and (5) an increase in share-based compensation expenses related to RSUs and options which were granted during the third quarter of fiscal year 2024 and the first quarter of fiscal year 2025 to employees, officers, directors and consultants.

Other Financial Income (expenses), net

Other financial income (expenses), net, decreased from $1,290,000 in financial income for the nine-month period ended March 31, 2024, to $714,000 in financial income for the nine-month period ended March 31, 2025. This decrease is mainly attributed to (1) exchange rate differences expenses related to a loan obtained from EIB (the “EIB Loan”) in April 2020 pursuant to the EIB Finance Agreement, following fluctuation between the U.S. dollar against the Euro, (2) a decrease in interest income from deposits, resulting from lower interest rates and reduced deposit levels due to withdrawals, (3) a decrease due to exchange rate expenses on a lease liability due to the strength of the New Israeli Shekel (“NIS”), against the U.S Dollar, and (4) less income from hedging transactions.

Other financial income (expenses), net, changed from $362,000 in financial income for the three-month period ended March 31, 2024, to $723,000 in financial expenses for the three-month period ended March 31, 2025. The decrease is mainly attributed to (1) exchange rate differences expenses related to the EIB Loan following fluctuation between the U.S. dollar against the Euro, and (2) a decrease due to exchange rate expenses on a lease liability due to the strength of the NIS against the U.S Dollar.

Interest Expenses

Interest expenses related to our outstanding EIB Loan and all changes during the nine-month and three-month periods ended March 31, 2025, compared to the nine-month and three-month periods ended March 31, 2024, are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss for the nine-month and three-month periods ended March 31, 2025, were $15,481,000 and $6,335,000, respectively, as compared to net loss of $15,482,000 and $5,390,000 for the nine-month and three-month periods ended March 31, 2024, respectively. The increase in net loss was mainly due to exchange rate differences expenses as mentioned above. Net loss per share attributed to shareholders for the nine-month and three-month periods ended March 31, 2025, were $2.56 and $0.94, respectively, as compared to $2.92 and $1.01 for the nine-month and three-month periods ended March 31, 2024, respectively. We had a net loss attributed to our non-controlling interest in Ever After Foods for the nine-month and three-month periods ended March 31, 2025, of $496,000 and $188,000, respectively.

For the nine-month and three-month periods ended March 31, 2025, and 2024, we had weighted average common shares outstanding of 5,857,743, 6,563,555 and 5,193,808, 5,221,162, respectively, which were used in the computations of net loss per share for the nine-month and three-month periods.

The increase in weighted average common shares outstanding reflects the issuance of additional shares pursuant to a securities purchase agreement entered into on January 23, 2025 and an additional securities purchase agreement entered into on February 3, 2025 (the “Securities Purchase Agreement” and the “Additional Securities Purchase Agreement”, respectively), and additional shares upon the vesting of RSUs and restricted shares issued to directors, officers, employees and consultants.

Liquidity and Capital Resources

As of March 31, 2025, our total current assets were $27,455,000 and total current liabilities were $5,705,000. On March 31, 2025, we had a working capital surplus of $21,750,000, total equity of $483,000, after deduction of $4,957,000 which is attributed to the non-controlling interest in Ever After Foods, and an accumulated deficit of $(435,457,000).

Our cash and cash equivalents and restricted cash as of March 31, 2025, amounted to $8,906,000, compared to $7,354,000 as of March 31, 2024, and compared to $7,037,000 as of June 30, 2024. Cash balances changed in the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, for the reasons presented below.

Net cash used for operating activities was $12,995,000 in the nine months ended March 31, 2025, compared to $13,708,000 in the nine-month ended March 31, 2024. Cash used in operating activities in the nine months ended March 31, 2025, and 2024 consisted primarily of payments of fees to our suppliers, subcontractors, professional services providers and consultants, and payments of salaries to our employees, partially offset by income from our CDMO clients, agtech fields activities and by grants from the IIA, the Horizon Europe program, and funds received from the NIAID contract.

Investing activities provided cash of $4,998,000 in the nine months ended March 31, 2025, compared to cash provided of $15,389,000 for the nine months ended March 31, 2024. The investing activities in the nine-month period ended March 31, 2025, and 2024 consisted primarily of the proceeds from withdrawal of short-term deposits, net of $5,895,000 and $15,702,000, respectively.

Financing activities provided cash of $9,968,000 in the nine months ended March 31, 2025, which were related to net proceeds received from the of issuances of common shares, pre-funded warrants and warrants, net of issuance cost related to the Offering and the Second Offering. We had no financing activities in the nine months ended March 31, 2024.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. We are currently in discussions with the EIB regarding a potential restructuring of the terms of the EIB Loan. Such discussions are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. The Company is expecting to finalize such discussions by the end of June 2025; however, there is no certainty that such restructuring will be achieved on the expected timeline or at all. As of March 31, 2025, the interest accrued was in the amount of approximately €3.06 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of March 31, 2025, we had an accrued royalty in the amount of $8 thousand. As the project term ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, to support the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. The program included collaboration with the U.S. Department of Defense (AFRRI and the USUHS) and was funded by NIAID as part of the NIH.

On June 6, 2024, the NIAID exercised its option for year two of the three-year $4.2 million contract. During the 12 months period from July 1, 2024, through June 30, 2025, the NIAID was planned to provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS. On April 15, 2025, we received formal notice of termination from the NIAID. According to the notice of termination, the contract was terminated for the Government’s convenience and such termination was effective as of April 15, 2025. As of March 31, 2025, we have received from the NIAID approximately $2.16 million and as of March 31, 2025, we expect to receive an additional amount of approximately $75 thousand for activities conducted by that date. We believe that the termination of the contract may reflect broader federal budgetary and administrative adjustments that have recently affected multiple health-related agencies, including the NIH.

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”), with A.G.P./Alliance Global Partners (“A.G.P.”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of May 13, 2025, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

On January 23, 2025, we entered into the Securities Purchase Agreement with the Investor, relating to the offering of: (i) 1,383,948 of our common shares, par value $0.00001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”), to purchase up to 26,030 common shares, and (iii) warrants (the “Common Warrants”), to purchase up to 84,599 common shares (the “Offering”). On April 25, 2025, we entered into an amendment to the Securities Purchase Agreement, pursuant to which we and the Investor agreed to exchange 976,139 of the common shares for additional Pre-Funded Warrants to purchase up to 976,139 common shares. The Offering price per share and accompanying warrant is $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt certain approvals from our shareholders, required by the applicable rules of the Nasdaq Capital Market, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, will not be exercisable until we receive approval from our shareholders, and will be exercisable for three years following the date of receipt of such approval. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and are subject to a 19.99% beneficial ownership limitation until approval from our shareholders is obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, we appointed Mr. Weinstein to our Board, effective February 5, 2025, and agreed to recommend his election to our shareholders provided that he continues to hold at least 10% of our issued and outstanding common shares.

The gross proceeds from the Offering were $6.5 million and we intend to use the proceeds from the Offering for working capital and general corporate purposes. The Offering closed on February 5, 2025, following the satisfaction of customary closing conditions.

On January 23, 2025, the Company entered into the Term Sheet for the purchase of certain shares representing approximately 71% of the equity of Kokomodo (on a fully diluted basis), for an aggregate purchase price of $4.5 million, payable in Common Shares of the Company. Following the execution of the Term Sheet, on March 13, 2025, the Purchaser entered into the Share Purchase Agreement, effective as of March 12, 2025, with the Seller, pursuant to which, on April 28, 2025, the Seller (i) sold to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares, representing approximately 71% of the equity of Kokomodo (on a fully diluted basis), and (ii) transferred, assigned and conveyed in favor of the Purchaser a convertible loan, pursuant to the Assignment Agreement, reflecting a principal aggregate amount of $0.5 million.

In consideration for the sale, transfer and conveyance of the Purchased Interests, the Company paid the Seller an aggregate purchase price of $4.5 million, which was paid in 976,139 common shares of the Company.

The Company also executed leak-out agreements (the “Leak-Out Agreement”), pursuant to which the Seller agreed to sell, dispose or otherwise transfer the Consideration Shares on the Nasdaq Capital Market or the Tel Aviv Stock Exchange, subject to certain limitations and restrictions for a period commencing on the date of closing of the Kokomodo Transaction and ending on the earlier of (i) 36 months, (ii) the time when the Seller holder holds less than 10% of the outstanding shares of the Company or (iii) the occurrence of a breach of the Company’s commitment to register the Consideration Shares under the Securities Act of 1933, as amended.

On April 28, 2025, we completed the Kokomodo Transaction, Kokomodo will continue to operate as an independent company and a majority owned subsidiary of our Company.

On February 3, 2025, we entered into the Additional Securities Purchase Agreement, with Merchant Adventure Fund L.P., an existing investor of the Company, relating to a private placement offering, (the “Second Offering”), of: (i) 759,219 of our common shares, par value $0.00001 per share, and (ii) warrants, to purchase up to 45,553 common shares. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering warrants have an exercise price of $5.568 per share and a term of three years commencing on the date of issuance. On March 19, 2025, the Second Offering closed and the Company received gross proceeds in the amount of $3.5 million, which it intends to use for working capital and general corporate purposes.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2025, total grants obtained from the IIA, which are bearing royalties, aggregated to approximately $27.7 million and total royalties paid and accrued amounted to $179 thousand.

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharmaceutical, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10 million of which, an amount of approximately $480 thousand was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received approval for an additional grant of approximately $583 thousand from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. During January 2023, we received approval for extension of additional two months to finish the program by June 30, 2023. The CRISPR-IL consortium program does not include any obligation to pay royalties.

Through March 31, 2025, we received total grants of approximately $1 million in cash from the IIA pursuant to the CRISPR-IL consortium program, and we do not expect to receive any additional funds.

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), the commercial arm of the Bar-Ilan University in Israel, to support the continued development of MAIT cells. This collaboration is focused on advancing innovative allogeneic cell therapies targeting solid tumors and other indications. The IIA is funding our collaboration with BIRAD for the first year, with an approved budget of approximately $148,000 allocated to us. The agreement includes an option for additional funding for a second year. The primary objective is to integrate both technologies effectively and progress to preclinical studies. Notably, the program does not require royalty payment. As of March 31, 2025, we received approximately $29,000 from the IIA for this project.

EU grants - Horizon 2020 and Horizon Europe

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to Advanced Personalized Therapies for Osteoarthritis (“PROTO”), an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/II study for the treatment of mild to moderate knee osteoarthritis.

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. As of March 31, 2025, we received a payment of approximately $330,000 in cash as part of the PROTO program.

The clinical study, once approved by the regulatory agencies, will be carried out by Charité, together with us and other members of the international consortium, under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act with the U.S. Securities and Exchange Commission (the “SEC”), using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more such securities, in one or more offerings, for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement).

The currency of our financial portfolio is mainly in U.S. dollars, and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar. For more information, please see Item 7A. - “Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

Outlook

Since our inception in May 2001, we have accumulated a deficit of approximately $435,457,000. We do not anticipate generating significant revenue from product sales over the next twelve months. However, we expect to generate revenue from CDMO services, collaborations related to our cell-based products, and licensing of our technologies and products. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs.

We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

We continuously seek funding through various channels, including strategic collaborations with other companies via licensing agreements, joint ventures, and partnerships. We also pursue non-dilutive funding sources such as research grants, including those from the IIA and the European Union, as well as potential proceeds from the sale of our securities.

We believe our existing resources will be sufficient to support our operations for at least the next twelve months.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 25, 2024, we received a deficiency letter (the “Nasdaq Letter”), from the Listing Qualifications Department of The Nasdaq Stock Market LLC, notifying us that we are not in compliance with the Stockholders’ Equity Requirement, which requires us to maintain a minimum of $2.5 million in stockholders’ equity, nor we are in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, we submitted a plan to regain compliance (the “Compliance Plan”). Based on the Compliance Plan, Nasdaq has determined to grant us an extension of time to regain compliance with the Stockholders’ Equity Requirement until May 24, 2025. On May 7, 2025, the Company received a letter from Nasdaq, determining that the Company has regained compliance with Listing Rule 5550(b)(2), due to the fact that for the 10 consecutive business days from April 22, 2025 through May 6, 2025, the market value of the Company’s listed securities was $35 million or greater, satisfying the requirement under Rule 5550(b)(2). Accordingly, the Company has regained compliance with the Shareholders’ Equity Requirement and remains in good standing on The Nasdaq Capital Market.

We cannot guarantee that we will continue to comply with the Nasdaq Shareholders’ Equity Requirement. If we fail to comply with the Nasdaq Shareholders’ Equity Requirement, Nasdaq could delist our common shares from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, we and our shareholders could incur material adverse consequences, including a negative impact on our liquidity, our shareholders’ ability to sell shares and our ability to raise capital

Our principal research, development and manufacturing facilities are located in Haifa, Israel and military conditions in Israel, including armed conflicts between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon, may cause interruption or suspension of our business operations without warning.

Our principal R&D and manufacturing facilities are located in Haifa, Israel, thus, political, economic, and military conditions in Israel, and in particular, conflicts involving Israel and Hamas, Hezbollah in Lebanon, Iran and other terrorists’ groups, may directly affect our business.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently none of our employees has been called for active military reserve duty.

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

Failure to reach an agreement with the EIB about the repayment of the EIB Loan could adversely affect our financial condition and liquidity.

On April 30, 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, entered into the EIB Finance Agreement for a loan in the amount of up to €50 million in the aggregate, subject to certain milestones being reached, receivable in three tranches. During June 2021, we received the first tranche in the amount of €20 million. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal amount of the loan. As of March 31, 2025, the interest accrued was in the amount of approximately €3.06 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of March 31, 2025, we had an accrued royalty in the amount of $8 thousand.

We are currently in discussions with the EIB regarding a potential restructuring of the terms of the EIB Loan. Such discussions are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. The Company is expecting to finalize such discussions by the end of June 2025; however, there is no certainty that such restructuring will be achieved on the expected timeline or at all.

If we fail to reach an agreement with the EIB about the repayment of the EIB Loan, or if we are unable to repay the EIB Loan when due, our financial condition and liquidity would be materially affected and could impact our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal year 2025, we issued an aggregate of 10,124 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

10.1	Share Purchase Agreement, dated March 13, 2025, between the Company, Pluri Biotech Ltd. and Chutzpah Holdings Limited and Plantae Bioscience (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on March 13, 2025).

10.2	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on March 13. 2025).

10.3*	Amendment to Securities Purchase Agreement, dated April 25, 2025, between the Company and Chutzpah Holdings Limited.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 13, 2025

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 13, 2025