Form 10-K
period 2025-06-30
Pluri Inc.
filed 2025-09-17
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

$22,209,416

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

8,155,948 as of September 16, 2025

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise specified, all dollar, amounts are expressed in United States Dollars.

As used in this Annual Report, unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with its wholly owned Israeli subsidiary, Pluri Biotech Ltd. and the subsidiaries of Pluri Biotech Ltd., including its wholly owned Israeli subsidiary, Coffeesai Ltd. (“Coffeesai”), its majority-owned Israeli subsidiaries, Kokomodo Ltd. (“Kokomodo”) and Ever After Foods Ltd. (“Ever After Foods”) and its wholly owned German subsidiary, Pluristem GmbH (collectively, the “Subsidiaries”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology, or food tech, agriculture technology (“AgTech”) and our Contract Development and Manufacturing Organization (“CDMO”) business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, governments institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

ii

●	the capabilities of our placenta expanded (“PLX”) cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”) and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements, including our discussions with the European Investment Bank (“EIB”) about the restructuring of the EIB Loan (as defined below);

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	general market, political and economic conditions in the countries in which we operate, including those affected by ongoing instability in the Middle East and the armed conflict involving Israel and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other terrorist organizations, the conflict with Iran as well as tensions with other regional countries hostile to Israel, may directly affect our business.

●	Developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to continue to comply with the rules for continued listing on the Nasdaq Capital Market.

The factors discussed herein, including those risks described in Item 1A. “Risk Factors”, and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), could cause actual results and developments to be materially different from those expressed in or implied by such statements. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statement contained in this Annual Report. In addition, historic results of scientific research and development (“R&D”), clinical and preclinical trials do not guarantee that the conclusions of future R&D or trials would not suggest different conclusions. Also, historic results referred to in this Annual Report would be interpreted differently in light of additional R&D, clinical and preclinical trials results. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company, leveraging our proprietary cell expansion platform to develop scalable, cell-based solutions across the healthcare, food, and agriculture sectors. Through a collaborative network of ventures, we are advancing a diverse pipeline of products and services, including cultivated food, regenerative medicine, and cell-based ingredients. We have developed a unique three-dimensional (“3D”) technology platform for cell expansion with an industrial-scale cell manufacturing facility operated in accordance with Good Manufacturing Practice (“GMP”) standards, currently on a self-declared basis. We are utilizing our technology across the fields of regenerative medicine, immunotherapy, food tech, CDMO, and AgTech and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform via partnerships, joint ventures, licensing agreements and other types of collaborations.

We were incorporated in Nevada on May 11, 2001. Pluri Inc. has a wholly owned subsidiary, Pluri Biotech Ltd. (“Pluri Biotech”), which is incorporated under the laws of the State of Israel. In January 2020, Pluri Biotech established a wholly owned subsidiary, Pluristem GmbH, which is incorporated under the laws of Germany.

In November 2021, Pluri Biotech established a new subsidiary, Ever After Foods, which is incorporated under the laws of the State of Israel. Pluri Biotech holds approximately 69% of Ever After Foods’ issued and outstanding shares.

In March 2024 Pluri Biotech established a wholly owned subsidiary, Coffeesai, which is incorporated under the laws of the State of Israel.

On April 28, 2025, the Company completed an acquisition of approximately 79% of the equity in Kokomodo, which is currently held as majority owned Israeli subsidiary of Pluri Biotech.

Our operations are dedicated to the research, development and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries, as set forth below:

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

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, critical limb ischemia (“CLI”), chronic Graft versus Host Disease (“GvHD”), knee osteoarthritis and a potential treatment for Hematopoietic Acute Radiation Syndrome (“H-ARS”). Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

Immunotherapy MAIT cells: In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors – a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T cells.

Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted T-cell receptor (“TCR”), the MAIT cells minimize their likelihood of inducing GvHD, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

PluriCDMO™

In January 2024, we launched a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers CDMO for cell therapy manufacturing expertise to companies from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients, as well as other services. We have signed several agreements with clients and are currently generating revenues from PluriCDMO™.

AgTech

We are actively involved in several initiatives leveraging Pluri’s 3D cell expansion technology in the AgTech field, including:

(a) an innovative proof-of-concept (“POC”) collaboration with ICL Group Ltd. (“ICL”), a leading global specialty minerals company, through its Open Innovation program, to revolutionize bio stimulant delivery and enhance yield sustainably;

(b) a strategic POC agreement with a leading international agriculture corporation aimed at boosting the global vegetable product supply, streamlining supply chains, and promoting a more sustainable future for agriculture; and

(c) the development of cell-cultured coffee and cacao through business activities operated via our subsidiaries in the plant-based vertical, Coffeesai and Kokomodo, respectively.

Coffeesai

In 2024, we established Coffeesai Ltd., an Israeli subsidiary focused on developing cultivated, cell-cultured coffee. This initiative addresses key challenges facing the traditional coffee industry, such as climate-related crop instability, supply chain disruptions, and environmental impact. By leveraging controlled, scalable bioprocess, Coffeesai aims to deliver consistent product quality, reduced resource consumption, and long-term cost efficiency.

Coffeesai has successfully demonstrated a POC coffee beverage, validating the potential of its technology. Ongoing efforts are focused on enhancing flavor and aroma profiles through bioprocess optimization and downstream refinement. In parallel, Coffeesai is exploring research and development collaborations aimed at accelerating development and commercialization with leading global coffee suppliers. A third-party techno-economic assessment has confirmed the cost-competitiveness of the platform at scale, supporting its commercial viability.

Kokomodo

On April 28, 2025, we completed the acquisition of approximately 79% of the equity in Kokomodo (held as a majority owned subsidiary of our wholly owned subsidiary, Pluri Biotech). Kokomodo, an Israeli company, is an innovative agfood startup pioneering the sustainable production of cacao using cellular agriculture technology. Instead of relying on traditional tropical farming, Kokomodo cultivates real cacao directly from plant cells in controlled environments, such as bioreactors, making climate-resilient cacao accessible year-round on a global scale. Founded in 2024, Kokomodo aims to transform the cacao industry, reducing environmental impact while ensuring a steady, high-quality supply for chocolate and related products.

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva - Ever After Foods, incorporated under the laws of the State of Israel. The purpose of the venture is to develop and commercialize scalable production technologies for cultivated meat, supporting the development of a wide range of cultivated meat products by industry partners.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business (“B2B”) version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement (the “Agreement”) by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering (the “Offering”), for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, Pluri Biotech and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024 (the “Amended License”). The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round is intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, our wholly owned subsidiary, Pluri Biotech, holds approximately 69% of Ever After Foods.

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

PLX, cells are placenta-derived, mesenchymal-like adherent stromal cells that are expanded ex vivo. The diverse factors released by PLX cells indicate their potential therapeutic use across a range of ischemic, inflammatory, autoimmune and hematological conditions. Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T cells typically collected from peripheral blood, our MAIT cells are designed to be allogenic universal product. Benefiting with very restricted TCR, the MAIT cells minimize their likelihood of inducing GvHD, a significant advantage over other potential allogeneic products.

Our Technology

Our patented and validated 3D cell expansion platform is a state-of-the-art system designed to enable novel cell-based solutions. It delivers high accuracy, scalability, cost-efficiency, and consistent batch-to-batch performance. The platform is currently being applied in regenerative medicine, FoodTech, AgTech, and CDMO.

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

We developed PluriMatrix, an industrial-scale cell manufacturing system built on our 3D cell expansion platform, designed to enable high-quality cell production at commercially relevant volumes.

We aim to establish partnerships that leverage our 3D cell-based technology to additional industries that require effective, mass cell production and will enable us to accelerate the time-to-market of our products.

Cell Therapy Product Candidates - Pluri Health

PLX-PAD

PLX-PAD is composed of maternal mesenchymal stromal cell (“MSC”) like cells originating from the placenta.

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

Our Clinical Development Product Candidates

Both PLX-PAD and PLX-R18 products were tested in clinical studies. Studies were conducted in the United States, Europe and Israel.

PLX-PAD was tested as a treatment for several indications: acute muscle injuries following hip fracture, acute respiratory distress syndrome, due to Coronavirus Disease (“COVID-19”), GvHD, and peripheral artery disease, including intermittent claudication, and critical limb ischemia (“CLI)”. All clinical studies were completed.

In addition, PLX-PAD is being developed for the treatment of mild to moderate knee osteoarthritis as part of the Advanced PeRsOnalized Therapies for Osteoarthritis (“PROTO”) program, an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies (“Charité”). In June 2025, the clinical study was approved by the Paul-Ehrlich-Institut (“PEI”) and the clinical study will be carried out by the Charité.

PLX-R18 was tested in a Phase I trial for treatment of patients with incomplete recovery following hematopoietic cell transplantation, in the United States and Israel.

In addition, PLX-R18 is being developed under the FDA’s Animal Rule regulatory pathway for Acute Radiation Syndrome (“ARS”), and in November 2024, we announced that we are evaluating our readiness to initiate mass production of PLX-R18 in light of heightened global nuclear threats.

Acute Radiation Syndrome: On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. Pluri will collaborate with the U.S. Department of Defense’s (“DoD’s”), AFRRI, and the USUHS, to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. On June 6, 2024, NIAID exercised its option for year two of the three-year $4.2 million contract.

Prior to signing the contract with NIAID, we conducted several animal studies for the evaluation of PLX-R18 for the treatment of ARS, in collaboration with NIAID and DoD Armed Forces Radiobiology Research Institute, part of the USUHS. On April 15, 2025, we received formal notice from NIAID that the contract was being terminated for Government’s convenience, effective from the date of the notice. We believe that the termination reflects broader federal budgetary and administrative adjustments that have affected various health-related agencies, including the NIH. The termination was not related to any performance issues on our part, and we received the funding for activities conducted up to the effective date.

On January 8, 2022, we entered into a definitive license agreement with Takeda Pharmaceuticals International AG (“Takeda”), a company based in Switzerland, which operates in the field of adipose-derived cells, pursuant to which we granted Takeda a global, non-exclusive license to use several of our patents (EP2591789 and EP3103463,), limited to adipose fat cells only, in the field of therapeutics, in exchange for Takeda ceasing its opposition with regards to said patents and paying us a lump sum of $200,000. The license covers methods for expanding adherent stromal cells and specified second medical uses.

On January 10, 2022, we entered into a definitive license agreement with Novadip Biosciences (“Novadip”), a company based in Belgium, which operates in the field of adipose-derived stem cells for cell therapy and cell-free therapy in respect of medical or cosmetic conditions, under which we granted Novadip a global, non-exclusive, royalty free license to use two of our patents (EP2591789, EP3103463), limited to non-placental cells and cell-derived therapies, sub-licensable only to Novadip’s customers.

On December 20, 2023, we entered into an agreement assigning the joint patent rights to develop Pluri’s PLX cells in the treatment of cocaine addiction, to Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), the commercial arm of Bar-Ilan University. Under the agreement, Bar-Ilan University via BIRAD will receive the right to further develop and commercialize PLX cells as a cocaine anti-addiction product, and Pluri is entitled to 20% revenue sharing from future sales of the product for anti-addiction.

In March 2025, we entered into an exclusive collaboration agreement with Hemafund, a Ukrainian umbilical cord blood bank with clinical and research laboratories and facilities specializing in cell preservation and cryostorage. The collaboration aims to establish a strategic initiative for e stockpiling, local distribution, and potential clinical advancement of our PLX-R18 cell therapy as a countermeasure for Hematopoietic Acute Radiation Syndrome, or H-ARS, in Ukraine.

Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to hold open and frequent discussions with regulators at all stages of development from preclinical studies to more advanced regulatory stages. We utilize this strategy in working with the FDA, the European Medicines Agency (“EMA”), Germany’s PEI as well as other European national competent authorities, the Israeli Minister of Health (“MOH”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) and also the Ministry of Food and Drug Safety (“MFDS”) of South Korea.

Our Activities in the Food Tech Sector - Ever After Foods

Ever After Foods is engaged in the development and commercialization of innovative cultivated meat products, leveraging proprietary technology and expertise to create sustainable, high-quality meat alternatives and to facilitate the production of cultivated meat and fish products by providing the necessary technological infrastructure and support.

Ever After Foods’ key operations are:

■	Research and Development: Ever After Foods is committed to advancing cultivated meat technology. Its R&D efforts focus on:

-	Optimizing bioreactor processes for efficient production.

-	Enhancing the taste, texture, and nutritional value of cultivated meat products.

■	Product Development: It is dedicated to creating a diverse range of bioreactors with specialized scaffolds for cultivated meat production, emphasizing efficient and sustainable production processes.

■	Partnerships and Collaborations: It collaborates with industry leaders, gaining access to valuable expertise, resources, and market channels through these strategic partnerships.

By combining cutting-edge technology, a talented team, and strategic partnerships, we believe that Ever After Foods is poised to revolutionize the food industry and offer consumers a sustainable and delicious alternative to traditional meat.

In February 2025, Ever After Foods announced entering into a strategic collaboration with Bühler Group (“Bühler”), a leading global provider of food processing technologies, to jointly advance scalable cultivated meat production systems. The collaboration aims to combine Bühler’s engineering and market access capabilities with Ever After Foods’ proprietary edible packed-bed (EPB™) bioreactor platform to deliver commercial-scale cultivated meat production systems specifically designed for the food industry. The parties intend to develop and deploy manufacturing equipment that enables food producers to efficiently produce cultivated meat at significantly reduced cost and at volumes suitable for market entry. The joint effort reflects a shared focus on addressing global food security challenges and supporting the sustainable transition of protein systems. Under the collaboration, Ever After Foods and Bühler plan to accelerate commercial availability of tailored production systems that can support industry-wide adoption of cultivated meat technologies.

Our Activities in the AgTech Sector

In October 2023, we entered into a POC collaboration with ICL, a global specialty minerals company, through its Open Innovation program, to evaluate the potential of our technology for enhancing the delivery of biostimulants in agriculture. The initial phase of the collaboration focused on exploring the use of plant-derived bioactive compounds in combination with our proprietary platform to improve crop resilience and yield under abiotic stress conditions. In December 2024, we signed an agreement to extend the collaboration with ICL, which reflects a continued mutual interest in further developing and validating the underlying technology for agricultural applications.

In January 2024, we announced the launch of our cell-based coffee business activity through a new business vertical, PluriAgTech, leveraging Pluri’s 3D cell expansion and addressing the ongoing global demand for sustainable, high-quality coffee at mass scale production.

In March 2024, we announced an important expansion to our intellectual property (“IP”) portfolio with a new patent approval from the Israel Patent Office (“IPO”) that is designed to reshape the agricultural technology landscape. The patent represents a major breakthrough in our proprietary 3D bioreactor technology, enabling efficient cultivation of plant cells across various applications, from sustainable agriculture to critical healthcare solutions.

In July 2024, we announced the signing of a €1 million POC agreement with a leading international agriculture corporation. The collaboration, which remains ongoing, is focused on enhancing global sustainable vegetable production, improving supply chain efficiency, and addressing climate-related challenges. This initiative aims to support a more resilient and environmentally sustainable agricultural system through natural, innovation-driven solutions.

Intellectual Property

We recognize that our success depends, in part, on securing our intellectual property, and therefore we are committed to protecting our technology and product candidates through patents and other means, as outlined below.

We are the sole owner of 193 issued patents and approximately 55 pending patent applications in the United States, Europe, China, Japan and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by their source, the methods, and conditions used during their culture, our patent portfolio includes various types of claims that protect the unique aspects of our technology.

Our multi-national patent portfolio and pending applications include claims directed at:

●	our proprietary 3D cell expansion methods for adherent cells, including placental stromal cells and plant cells;

●	our proprietary 3D cell expansion methods for suspension cells, including immune cells;

●	composition of matter claims covering the expanded cells;

●	therapeutic and cosmetic use of PLX cells for a broad range of indications; and

●	devices and methods related to cell-culture, harvesting, thawing and formulation, as well as cell therapies employing unmodified and engineered placenta-derived MAIT cells for the treatment of various diseases.

Through our development of adherent stromal cell-based products, we have built expertise and proprietary know-how, establishing robust procedures for the manufacturing of clinical-grade PLX cells in our facilities. Leveraging this foundation, we have expanded our capabilities to include the handling and expansion of suspension cells including immune cells, thereby broadening our platform in cellular therapies. Certain elements of our manufacturing process are protected by issued patents and pending applications. In parallel, we safeguard proprietary aspects of our technology, trade secrets and know-how, maintained through confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements typically include provisions to protect confidential information, restrict material use and require the assignment of inventions developed in the course of such engagement.

The following table outlines our key patents and patent applications. It is not intended to represent a legal assessment of claims, scope, enforceability or limitations. In certain instances, a jurisdiction may appear under both “pending” and “granted” status within a single patent family, reflecting the existence of continuation or divisional applications filed in parallel with a granted patent.

The expiration dates of these patents, based on filing dates, range from 2027 to 2044. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the “Hatch-Waxman” Act, which permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval. The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors – The patent approval process is complex, and we cannot be sure that our pending patent applications or future patent applications will be approved.”

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380		Australia, Canada, China, Hong Kong, Europe (Spain, Germany, France, Belgium, Switzerland, Czech Republic, Hungary, Ireland, Italy, The Netherlands, United Kingdom, Poland, Portugal, Denmark, Sweden, Slovakia), Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States	Brazil, Canada, China, Europe (Germany, Switzerland, France, Ireland, Italy, the Netherlands), Hong Kong, Israel, India, Japan, Mexico, Russia, United States, South Korea	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846		Australia, Canada, China, Europe (Switzerland, Germany, France, United Kingdom, Italy), Hong Kong, Israel, India, Mexico, Singapore, United States	September 1, 2029

ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413		Israel	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219		Australia, Canada, China, Europe (Switzerland, Germany, France, United Kingdom, Italy), Israel, Mexico, United States	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933	China	Australia, Canada, Europe (Belgium, Switzerland, Germany, France, United Kingdom, Ireland, Italy, The Netherlands), Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe (Belgium, Switzerland, Germany, France, United Kingdom, Ireland, The Netherlands), Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559		Israel, United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763		Israel, United States	December 18, 2035
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310		United States	June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868	Canada	Europe (Switzerland, Germany, France, United Kingdom), Israel	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806	Israel		April 23, 2038
METHODS AND COMPOSITIONS FOR PRODUCING CANNABINOIDS PCT/IL2020/050477	United States		April 28, 2040

METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Singapore, United States		March 28, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	United States	Israel	United States: April 16, 2039 Israel: April 26, 2038
MODULAR BIOREACTOR PCT/IB2019/058429	Europe, Israel, Hong Kong, South Korea, Singapore, United States	Israel, South Korea	October 3, 2039
THERAPEUTIC METHODS AND COMPOSITIONS PCT/IB2019/059544	Israel, United States		November 6, 2039
METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF PCT/IL2021/050268		Israel	March 11, 2040
METHODS AND COMPOSITIONS FOR AESTHETIC AND COSMETIC TREATMENT AND STIMULATING HAIR GROWTH PCT/IL2020/050363	United States		March 26, 2040
METHODS AND COMPOSITIONS FOR ENRICHMENT OF TARGET CELLS PCT/IL2021/020514	United States, Israel		May 5, 2041
PLACENTAL CELL TREATMENT FOR CRITICAL LIMB ISCHEMIA PATIENT SUBPOPULATIONS PCT/IL2022/050937	United States		August 29, 2042
SYSTEM AND METHODS FOR IMMUNE CELLS EXPANSION AND ACTIVATION IN LARGE SCALE PCT/IL2023/050529	Israel, South Korea, Europe, China, India, Japan, Singapore, Hong Kong, Australia	Israel, South Korea, Australia, United States	May 23, 2043
A SYSTEM FOR 3D CULTIVATION OF PLANT CELLS AND METHODS OF USE PCT/IL2024/050278	PCT, United States, Australia, China, Hong Kong, Europe, India, Japan, South Korea, Singapore	Israel	March 18, 2044
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050675	PCT United States, China, Europe, Australia, Israel, India, Japan, South Korea, Hong Kong		July 9, 2044
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050670	PCT, United States		July 9, 2044

Ongoing Collaborations

EIB Finance Agreement

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, executed a finance agreement with EIB (the “EIB Finance Agreement”) for non-dilutive funding of up to €50 million in the aggregate, payable in three tranches (the “EIB Loan”). The proceeds from the EIB Finance Agreement were intended to support our R&D in the European Union to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The initial funding period under the agreement was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. We are currently in advanced discussions with the EIB regarding a potential restructuring of the terms of the EIB Loan, which are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. However, there is no certainty as to the outcome of these discussions. As of June 30, 2025, the interest accrued was in the amount of approximately €3.27 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of June 30, 2025, we had an accrued royalty in the amount of $12 thousand. Since the initial funding period under the EIB Finance Agreement ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

Charité Agreement

In July 2007, we entered into a five-year collaborative research agreement with the Charité, which was extended from time to time through June 2027. We and Charité are collaborating on a variety of indications utilizing PLX cells. According to the agreement, we will be the exclusive owner of the technology and any products produced as a result of the collaboration. Charité will receive between 1% to 2% royalties from net sales of new developments that have been achieved during the joint development.

U.S. Department of Defense

In August 2017, we announced that a pilot study of our PLX-R18 cell therapy was initiated by the DoD. The study examined the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation. In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the DoD.

NIAID Agreement

On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the NIH. We agreed to collaborate with the U.S. DoD’s AFRRI and USUHS to further advance the development of its PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The term of this contract was from July 1, 2023, through June 30, 2024, with an optional extension for an additional two-year period.

On June 6, 2024, the NIAID exercised its option for year two of the three-year contract. During the 12 months period from July 1, 2024, through June 30, 2025, the NIAID was to provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS.

On April 15, 2025, Pluri Biotech received a formal notice of termination from the NIAID, according to which, the contract was terminated for the Government’s convenience, and such termination was effective as of April 15, 2025. We believe that the termination of the contract may reflect broader federal budgetary and administrative adjustments that have affected multiple health-related agencies, including the NIH. As of the date of this Annual Report, we received a total of $2.3 million in funding under the contract.

Horizon Europe - PROTO

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union, or EU’s, Horizon program has been awarded to PROTO, an international collaboration led by Charité. The goal of the PROTO project is to utilize our PLX-PAD cells for the treatment of mild to moderate knee osteoarthritis.

In June 2025, the clinical study was approved by the PEI. The study is being conducted at Charité together with an international consortium and under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

ICL

In October 2023, we signed a POC collaboration with ICL, through its Open Innovation program, to pioneer advanced bioactive carriers and bio stimulants. This partnership aims to leverage natural delivery mechanisms within plants, boosting crop yields and fostering sustainability in agriculture. In December 2024, we signed an agreement to extend this collaboration, reflecting continued mutual interest in further developing and validating the underlying technology for agricultural applications.

Undisclosed - Leading international agriculture corporation

In July 2024, we announced the signing of a €1 million POC agreement with a leading international agriculture corporation (the “POC Party”) to enhance the global sustainable vegetable supply. This strategic POC agreement is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture. The result of the planned collaboration has the potential to minimize environmental impact and foster greater food security, as well as to build a better agronomic and environmentally friendly infrastructure, bringing sustainable, high-quality solutions to the market. Pursuant to this POC agreement, the POC Party will provide its know-how and other IP rights related to vegetable products while the Company will provide its know-how and other IP rights related to its proprietary 3D cell expansion technology to develop a solution aimed at increasing the global vegetable products supply.

The POC Party is paying us in three installments: the first installment was made upon the effective date of the POC agreement; the second installment was paid following completion of Phase I of the POC and the POC Party’s written decision to proceed to the next phase; and the final installment will be payable upon completion of Phase II. The POC Party may terminate the agreement with 14 days’ prior written notice following the conclusion of either Phase I or Phase II.

CRISPR-IL

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop Artificial Intelligence (“AI”), based on end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharma, agriculture, and aquaculture industries. CRISPR-IL was funded by the IIA with a total budget of approximately $10,000,000 of which, an amount of approximately $480,000 was a direct grant allocated to us, for an initial period of 18 months, with a potential for extension of an additional 18 months, with additional budget from the IIA.

In October 2021, we received approval for an additional grant of approximately $583,000 from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months.

The CRISPR-IL consortium program which ended on June 30, 2023, does not require us to pay royalties to the IIA.

In-House Clinical Manufacturing

We maintain an in-house capability for clinical cell manufacturing at our GMP-grade facility in Haifa, Israel, operational since February 2013 and previously approved for the production of PLX-PAD and PLX-R18 for clinical use by multiple regulatory authorities, including the FDA, EMA, MFDS, PMDA, and the MOH. The facility was approved by the MOH for a Phase III PLX-PAD trial and received GMP certification and manufacturer-importer authorization, which remained valid through March 2023. In addition, the facility was inspected by a European Union Qualified Person in December 2024, confirming compliance with current GMP requirements for the purposes of the PROTO clinical trial.

The facility continues to operate in alignment with current GMP standards and principles under a self-declared compliance framework. We remain committed to maintaining rigorous quality and regulatory practices consistent with applicable GMP principles.

Since 2024, our CDMO has been working with pharmaceutical and biotech companies to offer manufacturing, development and other services. Based on over 15 years of experience in GMP manufacturing, our highly skilled team and utilizing our proprietary technologies and flexible 4400 square meter purpose-built facilities, PluriCDMO™ can offer comprehensive manufacturing support from preclinical development, through clinical trials to commercial supply.

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

Government Regulation – Pharma

The development, manufacturing, and future commercialization of our cell therapy product candidates are subject to the laws and regulations of governmental authorities in the United States, the European Union, Israel, and other potential markets, including Japan and South Korea.

In the United States and the European Union, the FDA and the EMA, respectively, must approve products prior to marketing. Furthermore, various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. Governments in other countries may have similar requirements for testing and marketing.

The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time, resources and money. There can be no assurance that our product candidates will ultimately receive marketing approval, or, if approved, will be reimbursed by public and private health insurance.

There are several stages every drug undergoes during its development process. Among these are:

●	Performance of nonclinical laboratory and animal studies to assess a drug’s biological activity and to identify potential safety concerns, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice, requirements to ensure their quality and reliability;

●	The manufacture of the product according to GMP regulations and standards;

●	Conducting adequate and well-controlled human clinical studies in compliance with Good Clinical Practice (“GCP”) to establish the safety and efficacy of the product for its intended indication; and

●	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

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

The Regulatory Process in the United States

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical studies and marketing applications in the United States, generally requires the following steps prior to approving a new biological product for use either for clinical studies or for commercial sale:

●	Submission of an Investigational New Drug (“IND”) Application, which must become effective before clinical testing in humans can begin;

●	Obtaining approval of Institutional Review Boards (“IRBs”) of research institutions or other clinical sites to introduce the drug candidate into humans in clinical studies;

●	FDA may grant approval for EAP prior to the completion of clinical studies, in order to allow access for the investigational drug, for patients that are excluded from the study;

●	FDA may grant priority review status to expedite the BLA review process. Obtaining a Fast Track designation allows access to the request of priority review;

●	Submission of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical studies;

●	Submission of BLA with a proof of efficacy that is based only on animal studies is feasible in instances where human efficacy studies cannot be conducted because the conduct of such studies would not be ethical or feasible (such as H-ARS). In these cases, approval can be based on well controlled animal studies conducted under the FDA Animal Rule;

●	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

●	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

The Regulatory Process in Europe

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Products regulation, a regulation specific to cell and tissue products. Additionally, as of January 31, 2022, the Clinical Trials Regulation harmonizes the submission, assessment and supervision processes of clinical trials in the European Union. This European Union regulation requires:

●	Filing a Central Clinical Trial Application utilizing the Clinical Trials Information System, and obtaining an assessment and approval;

●	Obtaining approval of local and central ethics committees as required to test the investigational product into humans in clinical studies;

●	Conducting adequate and well-controlled clinical studies to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the European Union. The EMA is expected to review and approve the Marketing Authorization Application (“MAA”).

Clinical Studies

Typically, in the United States, as well as in the European Union, clinical development involves a series of clinical studies from early, small scale, Phase I studies to late-stage large, Phase III studies, although the phases may overlap. Phase I, clinical studies are conducted in a small number of healthy volunteers, or patients with the disease or condition. These studies are designed to provide information about product safety and dosage by gathering information on the interaction of the drug with the human body, its side effects as well as early preliminary information on effectiveness.

Phase II clinical studies are conducted in a homogenous group of patients afflicted with the specific target disease, to explore preliminary efficacy, optimal dosages and confirm the safety profile. In some cases, an initial study is conducted in patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II study. Phase III clinical studies, sometimes known as pivotal studies, are generally large-scale, multi-center, controlled studies conducted with a heterogeneous group of patients afflicted with the target disease, aiming to provide statistically significant support for efficacy, as well as safety and potency. The Phase III studies are considered confirmatory for establishing the efficacy and safety of the drug and are critical for approval. In some circumstances, a regulatory agency may require Phase IV, or post-marketing studies in case additional information needs to be collected after the drug is on the market.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical study sites investigators to minimize risks and ensure high quality and integrity of the collected data. The sponsor of a clinical study is required to submit an annual safety report to the relevant regulatory agencies, in which serious adverse events are reported, and to submit in an expedited manner any individual serious adverse events that are suspected of being related to the tested drug and are unexpected with its use. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the clinical study based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

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

In the cultivated plant-based initiatives (e.g., coffee, cacao), we are working with an external regulatory consultant to evaluate the technical and scientific requirements for determining whether our cultured coffee product is Generally Recognized as Safe, or GRAS, under section 201(s) of the Federal Food, Drug, and Cosmetic Act, or FDCA, and FDA’s implementing regulations (21 C.F.R. § 170.30). If the plant-based cultivated products (including all components) are determined to be GRAS in accordance with U.S. FDA requirements, it will be exempt from the definition of “food additive” in section 201(s) of the FDCA and can therefore be lawfully marketed as a food in the United States without the need to obtain a premarket authorization from the FDA.

Government Regulations- CDMO

Our CDMO business may be subject to additional regulations, depending on the services we provide to companies under such business division.

Employees

As of June 30, 2025, we employed a total of 127 full-time employees and 15 part-time employees, of whom 100 full-time employees and 11 part-time employees are engaged in cell research, development, and manufacturing including clinical and regulation affairs.

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

According to the Alliance for Regenerative Medicine’s July 2025 Report, there were a total of 2,096 cell-based therapies in development, including 820 gene-modified and cellular immunotherapies, with 1,483 ongoing clinical trials registered globally, of which, 403 trials were in solid tumors (Source: ARM Report H1 2025).

In the global market (excluding China), while most allogeneic cell therapies remain in the preclinical stage, approximately 20 allogeneic Chimeric Antigen Receptor (“CAR”)-T therapy products being studied for solid tumors have advanced into clinical stages. Notable examples include Adicet Bio’s allogeneic CD70-CAR gamma-delta T cells, Poseida’s Allogenic MUC1-CAR Tscm cells, Fate’s allogeneic MICA/B-CAR T cells, and MD Anderson’s TROP2-CAR NK cells (Source: GlobalData; Clinicaltrial.gov).

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

Food Tech:

Ever After Foods operates in a competitive landscape that includes both consumer-facing companies like Upside Foods, Believer Meats, and GOOD Meat, as well as B2B players like Gelatex, Esco Aster, Ark Biotech, GEA and more. Unlike traditional technological production approaches that rely on adapting cells to grow in stirred tank bioreactors, Ever After Foods has a unique proprietary technology that is optimized for natural cell growth. This allows Ever After Foods to produce cultivated meat at a significantly lower cost and on a larger scale. Ever After Foods’ unique technology, combined with an experienced team and strategic partnerships with industry leaders, provides us with a strong competitive advantage in the cultivated food market.

AgTech:

The AgTech industry continues to evolve, driven by advancements in biotechnology, sustainability initiatives, and the transformation of traditional farming practices into more efficient and environmentally responsible approaches. Competitors in this domain include companies focused on plant cell culture for specialty ingredients, such as California Cultured, Inc. and Ayana Bio LLC, as well as established producers of plant-derived compounds and flavors, including DSM Firmenich AG and Givaudan International SA. We believe that our competitive positioning is derived from our technology platform capabilities and our innovative developments. We also believe that our ability to compete successfully will depend on our continued innovation, the scalability of our production systems, and the consistent improvement of our unique technological capabilities.

As part of our AgTech operations, we are currently advancing two principle product streams (which are also referred herein collectively as our plant-based vertical) - cell-cultured coffee through Coffeesai, and cell-cultured cacao via Kokomodo, both leveraging our shared technological foundation and competing in distinct markets with different dynamics. Our proprietary 3D cell expansion platform, originally developed by our biotechnology subsidiary, Pluri Biotech, enables efficient, high-volume, and consistent cultivation of plant cells in controlled environments. We believe that this platform provides meaningful advantages in scalability, cost-efficiency and product quality, positioning us to address critical challenges in cellular agriculture that competitors often face in achieving industrial-scale production.

Coffeesai operates in the emerging field of cell-cultured coffee, which currently includes a limited number of participants, such as California Cultured, Inc., Food Brewer AG, Another Food Pte. Ltd., and Atomo Foods, Inc. - each pursuing innovative approaches to sustainable coffee production. Within this early-stage competitive landscape, we believe that Coffeesai differentiates itself through its integration of advanced scale-up technology, proprietary bioprocessing expertise and deep scientific know-how, all of which contribute to an efficient, cost effective and sustainable production model. These capabilities, combined with potential partnerships across the coffee value chain, may offer Coffeesai a strategic advantage in shaping the future of sustainable coffee.

Our cacao business, Kokomodo, operates in a similarly dynamic and environment focused on cellular agriculture for cacao and cocoa-derived ingredients. Current participants in this space include Celleste Bio Ltd., California Cultured, Inc., and Food Brewer AG, all of which aim to develop alternatives to conventional cacao cultivation in response to growing concerns about climate impact, supply volatility, and ethical sourcing. Kokomodo seeks to differentiate itself by leveraging the same advanced 3D cell expansion platform and bioprocess optimization strategies that underpin Coffeesai, enabling the potential for consistent, large-scale production of high-quality cacao ingredients. We believe that this combination of technological innovation, process efficiency, and industrial scalability positions Kokomodo to play a significant role in the development of sustainable solutions for the global chocolate industry.

CDMO:

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

The competition is driven by geographic location, technological capabilities, operational capacity, manufacturing expertise, and price.

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

Available Information

Additional information about us is available on our website at www.pluri-biotech.com. Information contained on, or accessible through, our website is not incorporated by reference into, and should not be considered part of this Annual Report. Under the “Financial Reports” and “SEC Filings” subsections of the “Investors” section on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website under the “Governance” subsection of the “Investors” section: Trading Policy, Code of Business Conduct and Ethics, Anti Bribery and Corruption and Anti Money Laundering and Terrorist Financing Compliance Policy, Clawback Policy and the Charters for each of the Committees of our Board of Directors (the “Board”).

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	we have a history of losses and have not generated significant revenues to date. We expect to experience future losses and do not foresee generating significant or steady revenues in the immediate future;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;

●	our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report. The financial statements have been prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result if we are unable to continue as a going concern;

●	we may become subject to claims by much larger and better funded competitors enforcing their IP rights against us or seeking to invalidate our IP or our rights thereto;

●	there are inherent risks in the manufacturing of our product candidates, including meeting relevant high regulatory standards, the failure of which could materially and adversely affect our results of operations and the value of our business;

●	if we are unable to obtain and maintain IP protection covering our products and technology, others may be able to utilize our IP, which would adversely affect our business;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations;

●	the market prices of our common shares are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	we anticipate being subject to fluctuations in currency exchange rates because a significant portion of our business is conducted outside the United States and we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel (“NIS”) and the Euro;

●	restrictions contained in the EIB Finance Agreement may restrict our ability to conduct certain strategic initiatives;

●	limitations we may face relating to the grants we have received from the IIA may impact our plans and future decisions;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighboring countries, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	cybersecurity incidents may have an adverse impact on our business and operations;

●	recent increasing global inflation could affect our ability to purchase materials needed for manufacturing and could increase the costs of our future product;

●	we have a limited operating history in the field of FoodTech, AgTech and CDMO to date and our prospects will be dependent on our ability to meet several challenges;

●	there are risks relating to our CDMO business, including financial risks associated with contracts that could be terminated, changed or delayed, risk related to products that might not gain market approval and risk related to providing timely services to customers in a highly competitive industry in which we operate.

●	there are risks relating to our food-tech endeavors, including changes in consumer preferences and governmental regulations relating to cultivated meat;

●	our business and market potential in the field of cultivated food and cell-based coffee technology are unproven, and we have limited insight into trends that may emerge and affect our business;

●	the research and development associated with technologies for cultivated meat manufacturing is a lengthy and complex process; and

●	we could fail to maintain compliance with the Audit Committee Requirements (defined below) or to maintain the listing of our common shares on Nasdaq, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

Risk Related to Our Business

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report. The financial statements have been prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result if we are unable to continue as a going concern.

As indicated in the independent auditor’s report for the fiscal year ended June 30, 2025, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our recurring operating losses and negative cash flow raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2025, our cash balances (cash and cash equivalents, short-term bank deposits, , restricted cash and restricted bank deposits) totaled to $21,914,000. According to management estimates, we do not have sufficient resources to meet our operating obligations for at least twelve months from the issuance date of the consolidated financial statements. To sustain operations beyond this period, we will require additional capital to sustain operations. There can be no assurance that such financing will be available on favorable terms, or at all.

If we are unable to secure additional capital, we may need to implement cost-containments measures, such as reducing discretionary expenditures and streamlining operations. While these actions may provide temporary relief, they could also delay key initiatives and negatively affect our business outlook.

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

We have a limited operating history in our business of commercializing cell-based products and cell technology, and we have not generated material revenues to date. It is not clear whether we will generate material revenues or whether we will generate material revenues in the future. We cannot give assurances that we will be able to generate any significant revenues or income in the future. There is no assurance that we will ever be profitable.

Failure to reach an agreement with the EIB about the repayment of the EIB Loan could adversely affect our financial condition and liquidity.

On April 30, 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, entered into the EIB Finance Agreement for a loan in the amount of up to €50 million in the aggregate, subject to certain milestones being reached, receivable in three tranches. During June 2021, we received the first tranche in the amount of €20 million. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal amount of the loan. As of June 30, 2025, the interest accrued was in the amount of approximately €3.27 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of June 30, 2025, we had an accrued royalty in the amount of $12 thousand.

We are currently in advanced discussions with the EIB regarding a potential restructuring of the terms of the EIB Loan, which are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. However, there is no certainty as to the outcome of these discussions.

If we fail to reach an agreement with the EIB about the repayment of the EIB Loan, or if we are unable to repay the EIB Loan when due, our financial condition and liquidity would be materially affected and it could impact our ability to continue as a going concern.

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

To date, we have focused our efforts primarily in the regenerative medicine field, in the food tech field, in the CDMO field, and in the agriculture field, but we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products or use of our technology in various industries. Licensing deals, joint ventures and partnerships in new fields involve numerous risks, including the potential integration of our technology and products in various new ways, which may or may not be successful. Such projects may require significant funds, time and attention from management and other key personnel. In addition, as we do not have experience in areas outside of the regenerative medicine field and limited experience in the food tech, CDMO and agriculture fields, we may lack the personnel to properly lead such initiatives. There can be no assurance that we will be successful in finding the relevant partners to fund and market our cell-based products.

Changes in U.S. trade policy and tariffs may have an adverse impact on our business.

Our business involves the importation of certain raw materials, components, and finished goods essential for our cell expansion platform and related applications. Changes in U.S. trade policy, including the imposition of new tariffs or modifications to existing trade agreements, could affect our supply chain, increase costs, and impact our financial performance. For the year ended June 30, 2025, we estimate that the impact of tariffs currently imposed on our imports was not material. However, we are unable to estimate the impacts of any future tariffs that may be enacted. While we actively monitor trade developments and assess potential impacts, the evolving nature of trade policies makes it challenging to predict the full extent of these effects. We may not be able to mitigate all adverse consequences, which could include increased production costs, delays in product development, or reduced margins.

Risks Related to Development, Clinical Studies, and Regulatory Approval of Our Product Candidates

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our future clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH do not grant permission to proceed or places trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect;

●	Government actions, such as those enacted during the ongoing COVID-19 pandemic, which limit the general populations movement;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●	Third party clinical investigators and other related vendors may not perform the clinical trials under the anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements;

●	Third party clinical investigators and other related vendors may declare bankruptcy or terminate their business unexpectedly, which most likely will result in further delays in our clinical trials’ anticipated schedule and cause additional expenditures;

●	Inspections of clinical trial sites by the FDA, EMA, MOH and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

If we are unable to conduct clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA, EMA, MOH and other regulatory authorities.

The results of our clinical trials may not support our product candidates’ claims or any additional claims we may seek for our product candidates, and our clinical trials may result in the discovery of adverse side effects.

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

Ever After Foods’ business is focused on the development of cultivated meat manufacturing technologies. Consumer demand for the cultivated meats manufactured using these technologies could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients and shifts in preference for various product attributes. If consumer demand for such products decreases, Ever After Foods’ business and financial condition would suffer. Consumer trends that we believe favor sales of products manufactured using our licensed technologies could change based on a number of possible factors, including a shift in preference from animal-based protein products, economic factors and social trends. A significant shift in consumer demand away from products manufactured using our technologies could reduce our sales or our market share and the prestige of our brand, which would harm our business and financial condition.

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

The manufacturing of cultivated meat is expected to be subject to extensive regulations internationally, with products subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act(“FCPA”), and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business, and require companies both to keep accurate books and records and to devise and maintain an adequate system of internal accounting controls. While our policies mandate compliance with anti-bribery laws, including the FCPA, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could result in government investigations, the assessment of fines and penalties, reputational damage, disruption to our business, and adverse impacts on our results of operations, cash flows and financial condition.

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the USDA, state regulators or similar foreign regulatory authorities that relate to the use of the terms “meat” or “poultry” or other similar terms in connection with cultivated meat products could adversely affect our business, prospects, results of operations or financial condition.

The USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency (“CFIA”), or authorities of the EU or the EU member states (e.g., European Food Safety Authority, or EFSA), could take action that impacts our customers’ ability to use the term “meat” or “poultry” or similar words, such as “beef” or “chicken” , to describe their finished products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the USDA, CFIA, EFSA or other regulators could interpret the use of the terms “meat” or “poultry” or any similar phrase(s) to describe our customers’ cultivated meat products as false or misleading or likely to create an erroneous impression regarding their composition. In the U.S., the USDA intends to issue new labeling requirements for foods under its jurisdiction produced through cell culture technology as noted in an ANPR published in September 2021.

Our various new lines of business, including our plant-based vertical (e.g. Coffeesai and Kokomodo), and Ever After Foods, are new businesses with limited operating activity to date, and their success is dependent on the ability to deliver a high-quality product while overcoming multiple challenges.

The success of our various new lines of business is difficult to predict due to our lack of operational history in these industries, and we will be dependent on our ability to meet a number of challenges. Since our new lines of business have a limited operating history, these lines of business may not be able to deliver a successful high-quality product at the scale of production they aim to deliver. The success of these lines of business will be primarily, but not only, dependent on their ability to develop manufacturing solutions, and leveraging Pluri’s 3D cell expansion technology to create compelling products. If our businesses will not be able to successfully meet these challenges, and our prospects, business, financial condition and results of operations could be adversely impacted.

In addition, certain of our lines of business, such as our Agtech and FoodTech lines (which include Coffeesai, Kokomodo and Ever After Foods) , will be subject to changing laws, rules and regulations in the United States, Israel, Asia Pacific, the European Union and other jurisdictions. Such laws and regulations may negatively impact their ability to expand their businesses and pursue business opportunities. Our subsidiaries may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to them.

Additionally, Kokomodo faces several key risks in connection with the development and potential commercialization of its cell-based cacao products. First, the regulatory landscape for cell-based cacao remains uncertain, as no regulatory agency has approved such products for commercial sale to date. Any delay or failure to obtain the necessary regulatory approvals could materially impact on the timing and feasibility of market entry. Second, the bioprocessing technology underlying Kokomodo’s platform is subject to significant technical challenges, including the need to optimize culture media composition, fermentation conditions, and quality control systems to ensure consistency and scalability. Finally, Kokomodo must successfully scale its technology beyond the POC stage to reach industrial-scale production. The transition from laboratory to commercial manufacturing involves substantial operational, financial, and technical risks, and any failure to do so may adversely affect our ability to achieve our commercial objectives.

We may need to raise additional financing to support our plant-based business vertical and the research, development and manufacturing of their respective products. If we are unable to obtain additional financing to meet their needs, their operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional capital from investors in the future to finance our plant-based business vertical operations. Our current capital may not be sufficient to finance our AgTech lines of business and the plant-based operations until we are able to complete the development of a high-quality coffee and cacao. If we are not able to attract investors and obtain additional financing, PluriAgTech’s and the plant-based operations may be adversely affected or terminated.

Cultivated plant-based products utilizing our 3D cell expansion technology may be subject to regulations that could adversely affect its business and results of operations.

In connection with our cultivated plant-based initiative, we are working with external regulatory consultants to assess the technical and scientific requirements for determining whether the plant-based cultivated coffee products (including all components) may be considered “Generally Recognized as Safe” (“GRAS”) under Section 201(s) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and FDA’s implementing regulations (21 C.F.R. § 170.30). If determined to be GRAS in accordance with FDA requirements, the products would be excluded from the definition of a “food additive” under the FDCA and may be lawfully marketed in the United States without prior FDA authorization.

If the products (or any of their components) are not determined to be GRAS, they would be classified as food additives under Section 201(s) of the FDCA. In that case, the products or ingredients could only be marketed in the U.S. if authorized for its intended use under an applicable food additive regulation and in compliance with all other relevant FDA requirements. If no such regulation exists, the respective plant-based initiative may need to submit a food additive petition to request that FDA issue a new regulation authorizing the product’s intended use.

Additionally, before marketing the plant-based products in the United States, the respective plant-based initiative must also ensure compliance with applicable FDA food labeling requirements under section 403 of the FDCA and FDA’s implementing regulations (21 C.F.R. Part 101), manufactured at an FDA-registered food facility pursuant to section 415 of the FDCA and FDA’s implementing regulations (21 C.F.R. Part 1, Subpart H), and manufactured in accordance with all applicable FDA food safety requirements including, but not limited to, FDA’s Hazard Analysis and Preventive Controls and Current Good Manufacturing Practice requirements (21 C.F.R. Part 117). If the cultivated plant products are imported into the United States, additional regulatory requirements may apply, including submission of prior notice to FDA (21 C.F.R. Part 1, Subpart I) and compliance with Foreign Supplier Verification Program requirements (21 C.F.R. Part 1, Subpart L), as applicable.

Risk Related to Commercialization of Our Product Candidates

We may not successfully establish new collaborations, joint ventures or licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to collaborate with partners and to license our technology to other companies. Our business strategy includes development and in-house manufacturing of innovative new cell- based products and solutions powered by our 3D cell expansion technology platforms and establishing joint ventures and partnerships that leverage our cell expansion technology and cell-based product portfolio to expand product pipelines and meet cell-based manufacturing needs for a variety of industries. To date, we have established Ever After Foods, a strategic partnership with Tnuva, with ICL Group (through its Open Innovation program) for advanced bioactive carriers and bio stimulants, and with an undisclosed leading international agriculture corporation to enhance the global sustainable vegetable supply.

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

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and of foreign governments. In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursement for newly approved health care products. In particular, third-party payers may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues for us.

Risk Related to Intellectual Property

Our success depends in large part on our ability to develop and protect our technology and our cell therapy products. If our patents and proprietary rights agreements do not provide sufficient protection for our technology and our cell therapy products, our business and competitive position will suffer.

Our success will also depend in part on our ability to develop our technology and commercialize our products without infringing the proprietary rights of others. We have not conducted full freedom of use patent searches, and no assurance can be given that patents do not exist or could not be filed which would have an adverse effect on our ability to develop our technology or maintain our competitive position with respect to our potential cell therapy products. If our technology components, devices, designs, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights, or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology or products. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed products or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development of our technology and the commercialization of our potential cell therapy products.

We have built the ability to manufacture clinical grade adherent stromal cells in-house. Through our experience with adherent stromal cell-based product development, we have developed expertise and know-how in this field. We also have built the ability to grow on a large scale various immune cells including engineered placental MAIT cells for use in cell therapy. Additionally, we have built the ability to grow on a large-scale plant cells for various AgTech uses. To protect this expertise and know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

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

Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. For example, we are aware of issued third party patents directed to placental stem cells and their use for therapy and in treating various diseases. We may need to seek a license for one or more of these patents. No assurances can be given that such a license will be available on commercially reasonable terms, if at all. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to IP claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements about the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors are able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

The patent approval process is complex, and we cannot be sure that our pending patent applications or future patent applications will be approved.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and any future licensors’ patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may not be able to obtain meaningful patent protection for any of our commercial products either in or outside the United States.

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

We could fail to maintain compliance with the Audit Committee Requirements and to maintain the listing of our common shares on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

On November 25, 2024, we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq”), notifying us that we are not in compliance with the Stockholders’ Equity Requirement, which requires us to maintain a minimum of $2.5 million in stockholders’ equity, nor were in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, we submitted a plan to regain compliance (the “Compliance Plan”). Based on the Compliance Plan, Nasdaq determined to grant us an extension of time to regain compliance with the Stockholders’ Equity Requirement until May 24, 2025. On May 7, 2025, we received a letter from Nasdaq, determining that the Company had regained compliance with Listing Rule 5550(b)(2), due to the fact that for the 10 consecutive business days from April 22, 2025, through May 6, 2025, the market value of the Company’s listed securities was $35 million or greater, satisfying the requirement under Rule 5550(b)(2). Accordingly, the Company has regained compliance with the Shareholders’ Equity Requirement and remains in good standing on The Nasdaq Capital Market.

We cannot guarantee that we will continue to comply with the Nasdaq Stockholders’ Equity Requirement. If we fail to comply with the Nasdaq Stockholders’ Equity Requirement, Nasdaq could delist our common shares from trading on its exchange and if we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, we and our shareholders could incur material adverse consequences, including a negative impact on our liquidity, our shareholders’ ability to sell shares and our ability to raise capital

As a result of the voting outcome at our 2025 annual meeting of shareholders (the “2025 Annual Meeting”), one of our then-current directors, who was classified as an independent director, and acted as chairman of the Audit Committee and the sole member of the Investment Committee, was not re-elected to our Board, and therefore ceased to serve as a director and as a member of the respective committees on which he serves, effective June 30, 2025. On June 30, 2025, we notified Nasdaq that due to the departure of the director, we are no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Audit Committee Requirements”), which requires the audit committee to be comprised of at least three independent directors. On July 2, 2025, we received a letter from the Listing Qualifications Department of Nasdaq, notifying us that consistent with Listing Rule 5605(c)(4), Nasdaq will provide us a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), which will expire on the earlier of (i) our next annual meeting of shareholders or June 30, 2026, or (ii) if our next annual meeting of shareholders is held before December 29, 2025, then we must evidence compliance no later than June 30, 2026. On September 10, 2025, we appointed a new independent director to our Board, who also joined our Audit Committee. Subsequently, on September 11, 2025, we received a letter from Nasdaq, confirming that the Company had regained compliance with the Audit Committee Requirement and that the matter is closed.

If we do not maintain compliance with Nasdaq’s listing requirements, our common shares will be subject to delisting. A delisting from Nasdaq would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

●	The liquidity of our common shares;

●	The market price of our common shares;

●	The availability of information concerning the trading prices and volume of our common shares;

●	The number of institutional and other investors that will consider investing in our common shares; and

●	The number of market markers or broker-dealers for our common shares.

We intend to take all reasonable measures available to maintain compliance with the Nasdaq’s listing Requirements and remain listed on Nasdaq. However, there can be no assurance that we will ultimately continue to maintain compliance with all applicable requirements for continued listing.

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

A significant portion of our business is conducted outside the United States. Therefore, we are exposed to currency exchange fluctuations in other currencies such as the NIS and Euro. A significant portion of our expenses in Israel are paid in NIS, and we have also received €20 million pursuant to the EIB Finance Agreement, that bears 4% annual interest. All of these factors subject us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries and lease payments on our facilities. From time to time, we may apply a hedging strategy by using options and forward contracts to protect ourselves against some of the risks of currency exchange fluctuations and we are actively monitoring the exchange rate differences of the NIS, Euro and U.S. Dollar; however, we are still exposed to potential losses from currency exchange fluctuation.

Our cash may be subject to a risk of loss.

Our assets include a significant component of cash and cash equivalents and bank deposits. We adhere to an investment policy set by our investment committee which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2025. Currently, we hold most of our cash assets in bank deposits in Israel. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC, or similar governmental deposit insurance outside the United States. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

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

We intend to decrease our dependency on third party suppliers for raw materials. To that effect we have developed a serum-free formulation which is expected to support the manufacturing of cell therapy products. This serum-free formulation was developed using our deep understanding in cell therapy industrial scale production standards, and the quality methods designed to support implementation in Phase III development and marketing. Achieving this significant technological challenge is expected to provide us with large-scale, highly consistent production with operational independence from third party suppliers for standard serum, an expensive and quantity limited product. There can be no guarantee that we will successfully implement the use of our serum-free formulation to support the manufacturing of cell therapy products or any other future product candidates, if any, that we seek to produce using such formulation, or that such implementation of the serum-free formulation will decrease our dependency on third party suppliers for raw materials.

With respect to CAR/TCR-MAIT products for immune-oncology, we are dependent upon third party suppliers for the construct of CAR or TCR, needed to manufacture the final product; if these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver the final product will be compromised.

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

In addition to ensuring a proper partner or supplier to manufacture the construct, we must succeed in incorporating the construct into the MAIT cells to create a sufficient number of final products, i.e., CAR or TCR-MAIT products. As a first POC, the final product will be tested for efficacy and safety in pre-clinical setting and the process development will be finalized to allow pre-IND readiness and proceed to clinical development.

If these potential partners and manufactures fail to deliver sufficient construct in a timely manner and in compliance with current GMP, our ability to incorporate the construct in the MAIT cells to create sufficient number of final products will be compromised.

A cybersecurity incident, other technology disruptions, potential risks associated with AI, or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals, could negatively impact our business and our reputation.

We have relied on and utilized services provided by third parties in connection with our clinical trials, which services involve the collection, use, storage and analysis of personal health information. While we receive assurances from these vendors that their services are compliant with the Health Insurance Portability and Accountability Act, and other applicable privacy laws, there can be no assurance that such third parties will comply with applicable laws or regulations. Non-compliance by such vendors may result in liability for us, which would have a material adverse effect on our business, financial conditions and results of operations.

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

We use AI tools in certain administrative functions and are evaluating suitability of these technologies for broader administrative and data-processing applications. These technologies are not embedded in our core operations or product development systems. Potential risks include inaccuracies or biases in AI-generated analyses, compliance challenges with emerging AI regulations, and cybersecurity vulnerabilities. We continue to monitor and assess AI technologies to mitigate potential impacts on our business.

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

The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation (“GDPR”). This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GPDR also extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member States may result in fines and other administrative penalties. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR regulations impose additional responsibility and liability in relation to personal data that we process, and we intend to put in place additional mechanisms ensuring compliance with these and/or new data protection rules.

Changes to these European privacy regulations and unsuccessful compliance may be onerous and adversely affect our business, financial condition, prospects, results of operations and reputation.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties. Our international activities create the risk of unauthorized and illegal payments or offers of payments by our employees or consultants, even though they may not always be subject to our control. We discourage these practices by our employees and consultants. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants, may engage in conduct for which we might be held responsible for Any failure by us to adopt appropriate compliance procedures and ensure that our employees and consultants comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

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

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants limit our ability to transfer know-how developed under an approved research and development program (by way of sale and/or granting a license to use the IP), and/or the manufacturing of products developed under an approved research and development program, outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer (“CEO”) serves as a director of our Company or as our CEO is generally required to notify the same to the IIA and to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above. To the extent a company wishes to transfer its IIA-supported know-how outside of Israel (by way of sale and/or granting a license to use the IP) – the IIA acts under the Law for the Encouragement of research, Development and Technological Innovation in the Industry 1984 and the related IIA rules and regulations, it must be preapproved by the IIA and the company may be required to pay an additional payment to the IIA. The minimum amount of the payment is the total sum of grants received plus interest, and the maximum amount shall be no higher than six times the total sum of grants received plus interest. In the case that the IIA-supported company sells the IP but retains its research and development center in Israel for at least three consecutive years, following the year of transferring the IIA-supported know-how outside of Israel, while maintaining at least 75% of its research and development employees in Israel – the payment will be limited to three times the total sum of grants received plus interest. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Non-compliance with environmental, social, and governance (“ESG”) practices could harm our reputation, or otherwise adversely impact our business, while increased attention to ESG initiatives could increase our costs.

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

In addition, we may commit to certain initiatives or goals but not ultimately achieve such commitments or goals due to factors that are both within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. In addition, increasing ESG-related regulations, may also result in increased compliance costs or scrutiny.

Expectations around a company’s management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

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

Our principal research and development and manufacturing facilities are located in Haifa, Israel and military conditions in Israel, including the armed conflict between Israel and terrorist organizations from the Gaza Strip, Lebanon and Yemen, tensions with regional countries hostile to Israel such as Iran - may cause interruption or suspension of our business operations without warning.

Our principal R&D and manufacturing facilities are located in Haifa, Israel, thus, political, economic, and military conditions in Israel, and in particular, conflicts involving Israel and terrorist organizations such as Hamas in the Gaza Strip, Hezbollah in Lebanon, and Ansar Allah (Houthis) in Yemen, the conflict with Iran, as well as tensions with regional countries hostile to Israel, may directly affect our business.

As of the date of this Annual Report, there has been no material impact on our operations. According to the recent guidelines of the Israeli government, the Company’s offices in Haifa are open and functioning; however, if a war will escalate or expand, with one or more of the countries or organizations in conflict with Israel, this situation may change and the Israeli government may impose certain restrictions on movement and travel, which will affect our management and employees’ ability to effectively perform their daily tasks, and may result in disruptions and delays in some of our projects.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently, two of our employees, neither of which is an executive officer, have been called for active military reserve duty.

The war’s implications, including but not only the war’s economic implications, on the Company’s business and operations and on Israel’s economy in general are difficult to predict. Such events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology industry, where the protection of sensitive information and the continuity of our operations are critical. We are subject to cybersecurity risks which could adversely affect our business, financial condition, or results of operations. We maintain a risk-based cybersecurity program designed to identify, assess, and mitigate cybersecurity threats. Our program incorporates applicable industry standards and is managed through a cross-functional approach involving our Information Technology, legal, compliance, and other relevant teams. It is overseen by our Chief Information Officer (“CIO”), who is responsible for the day-to-day management of cybersecurity risks and the implementation of our information security program and incident response plans.

Our risk management activities include periodic assessments, vulnerability testing, and tabletop exercises, as well as regular engagement with third-party experts to perform independent security assessments. We have expanded employee training and phishing simulations, and we conduct ongoing monitoring of access to our systems, including oversight of third-party vendors and service providers. The results of assessments and reviews are reported to senior management and the Audit Committee, and our policies and controls are updated as necessary.

 While we have experienced a cybersecurity incident in the past and encounter cybersecurity threats from time to time in the ordinary course of business, none to date have had a material adverse effect on our business, financial condition, results of operations or cash flows. Despite our proactive measures, including expanded employee training and enhanced vendor oversight, cybersecurity threats continue to evolve, and no system can be entirely secure. A future cybersecurity incident could materially impact our operations, financial results, or reputation.

Risk Management and Strategy

 As part of our overall risk management framework, our cybersecurity program takes a comprehensive, layered approach to identifying, preventing and mitigating cybersecurity threats and incidents. This includes implementing controls and escalation procedures to ensure that significant incidents are promptly communicated to management for timely decision-making regarding public disclosure and regulatory reporting.

 We deploy multiple technical safeguards designed to protect our information systems, including firewalls, intrusion prevention and detection systems, anti-malware tools, access controls, and continuous monitoring. These safeguards are evaluated and enhanced through regular vulnerability assessments, penetration testing and ongoing cybersecurity threat intelligence.

 We maintain formal incident response and recovery plans that define our procedures for addressing cybersecurity incidents. These plans are tested, updated, and refined on a regular basis to ensure readiness.

 We apply a risk-based approach to managing cybersecurity risks posed by third parties, including vendors, contract research organizations, service providers and other external users of the our systems. This also includes assessing and overseeing risks related to third-party systems that, if compromised, could negatively impact our business operations.

Governance

 The Audit Committee of our Board oversees our risk management process, including the management of risks from cybersecurity threats. Our CIO, Mr. Oren Kochavi, is an accomplished executive with 14 years of experience leading information technology, enterprise systems, information security, and related technology functions. Mr. Kochavi holds an MBA in Business Administration and multiple professional certifications, and is responsible for the day-to-day administration of our cybersecurity program and reports to the Audit Committee on cybersecurity matters. The Audit Committee receives periodic reports and presentations addressing cybersecurity risks, recent developments, evolving standards, results of vulnerability assessments, findings from third-party and independent reviews, current threat intelligence, technological trends, and relevant developments regarding security considerations arising with respect to our peers and third parties. According to our procedures, the Audit Committee is promptly informed of any cybersecurity incident that meets established reporting thresholds and receives ongoing updates until the matter is fully resolved.

ITEM 2. PROPERTIES.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. This space facilitates operations for Pluri, Pluri Biotech, Coffeesai, and Kokomodo. In addition, Ever After Foods, a majority-held subsidiary of Pluri Biotech, occupies a separate office space located at 1 Netiv HaOr street, Haifa, Israel, comprising approximately 655 square meters. Our gross monthly rent payment for these leased facilities as of June 30, 2025, was 347,000 NIS (approximately $95,000). For fiscal year 2025, we recognized expense in the amount of $1,093,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases.”

We believe that the current space that we and our Subsidiaries occupy sufficiently supports the operational requirements at present and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are traded on Nasdaq Capital Market and the Tel Aviv Stock Exchange under the symbol “PLUR”.

As of September 16, 2025, there were 66 holders of record, and 8,155,948 of our common shares were issued and outstanding.

During the fourth quarter of fiscal year 2025, we issued an aggregate of 19,507 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report.

We are a biotechnology company, leveraging our proprietary cell expansion platform to develop scalable, cell-based solutions across the healthcare, food, and agriculture sectors. Through a collaborative network of ventures, the Company is advancing a diverse pipeline of products and services, including cultivated food, regenerative medicine, and cell-based ingredients. We have developed a unique 3D, technology platform for cell expansion with an industrial-scale cell manufacturing facility operated in accordance with GMP standards, currently on a self-declared basis. We are utilizing our technology across the field of regenerative medicine, immunotherapy, food tech, CDMO, and AgTech, and plan to utilize it in industries and verticals that have a need for our mass scale and cost-effective cell expansion platform via partnerships, joint ventures, licensing agreements and other types of collaborations.

Our operations are dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries, as described in detail under Item 1. “Business” and as set forth below:

Cell Therapy

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries, hematologic conditions and, most recently, we have also launched a novel immunotherapy platform.

PLX cells

In July 2023, we announced that we signed a three-year $4.2 million contract with the NIAID, under which we were to collaborate with the AFRRI and the USUHS, in Maryland, U.S.A., to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS, a deadly disease that can result from nuclear disasters and radiation exposure. On April 15, 2025, we received formal notice from NIAID that the contract was being terminated for the Government’s convenience, effective immediately. The termination was not related to any performance issues on our part, and we received funding for activities conducted up to the effective date. As of the date of this Annual Report, we received a total of $2.3 million under the contract.

In March 2025, we announced that we entered into an exclusive collaboration agreement with Hemafund, aiming to establish a strategic initiative for stockpiling, local distribution, and potential clinical advancement of our PLX-R18 cell therapy as a countermeasure for H-ARS, in Ukraine. The collaboration aims to build capacity for up to 12,000 doses of PLX-R18, which will be stored and managed by Hemafund to ensure rapid deployment in the event of a radiation-related emergency. The parties also intend to pursue external funding to support manufacturing, stockpiling, and potential clinical trials of PLX-R18 for regulatory registration in Ukraine. If successful, the collaboration could potentially generate over $100 million in value for the parties, based on projected demand and dose estimates.

Immunotherapy MAIT cells: In May 2024, we launched a novel immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors.

In April 2024, we unveiled a novel method for expansion of immune cells using proprietary technology and announced we were granted a new U.S. patent titled, “System and Methods for Immune Cells Expansion and Activation in Large Scale.”

In October 2024, we announced that the IIA approved funding for our collaboration with BIRAD, the commercial arm of Bar-Ilan University, to support the continued development of placental-derived MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Siglec-based Chimeric Switch Receptors (“CCR”), developed by Professor Cyrille Cohen, Head of the laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to fund the collaboration for an initial term of one year, with an option to extend for an additional year, subject to IIA approval. The total approved budget for the first year is NIS 549,067 (approximately $163,000). As of the date of this Annual Report, we have received approximately $29,000 from the IIA for this project.

In April 2025, we announced that the USPTO has issued a patent covering our immune cell expansion technologies. Additionally, we announced that we were issued a patent in Israel, which mirrors a previously granted U.S. patent. Following these recent patent grants, our intellectual property estate includes over 250 patents pending, allowed, and granted.

PluriCDMO™

In January 2024, we announced that we are launching a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™, as well as other services. We have signed several agreements with clients and generating revenues from PluriCDMO™.

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the AgTech field, which include:

(a) an innovative POC collaboration with ICL, a leading global specialty minerals company, through its Open Innovation program, to revolutionize bio stimulant delivery and enhance yield sustainably; and

(b) a strategic POC agreement with a leading international agriculture corporation aimed at boosting the global vegetable product supply, streamlining supply chains, and promoting a more sustainable future for agriculture.

(c) the development of cell-cultured coffee and cacao through business activities operated via our subsidiaries, Coffeesai and Kokomodo, respectively:

Coffeesai

In 2024, we established Coffeesai Ltd., an Israeli company focused on developing cultivated, cell-cultured coffee.

Coffeesai has successfully demonstrated a proof-of-concept coffee beverage, validating the potential of its technology. Ongoing efforts are focused on enhancing flavor and aroma profiles through bioprocess optimization and downstream refinement. In parallel, Coffeesai is exploring research and development collaborations aimed at accelerating development and commercialization with leading global coffee suppliers. A third-party techno-economic assessment has confirmed the cost-competitiveness of the platform at scale, supporting its commercial viability.

Kokomodo

On January 23, 2025, the Company entered into a binding term sheet (“Term Sheet”) for the purchase of certain shares representing approximately 79% of the equity of Kokomodo, for an aggregate purchase price of $4.5 million, payable in common shares of the Company. Following the execution of the Term Sheet, on March 13, 2025, the Company and our wholly owned subsidiary, Pluri Biotech, (collectively, the “Purchaser”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”), effective as of March 12, 2025, with Chutzpah Holdings Limited (“Chutzpah”), a company wholly owned by Mr. Alejandro Weinstein, and Plantae Bioscience Ltd. (“Plantae”), a corporation controlled by Mr. Weinstein (collectively, the “Seller”), pursuant to which, on April 28, 2025, the Seller sold to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares (the “Purchased Shares”), representing approximately 79% of the equity of Kokomodo, for an aggregate purchase price of $4.5 million, payable in 976,139 of our common shares (the “Consideration Shares”). Pursuant to the Share Purchase Agreement, the Seller also transferred, assigned and conveyed in favor of the Purchaser a convertible loan, pursuant to an assignment and assumption agreement (the “Assignment Agreement”), reflecting a principal aggregate amount of $0.5 million (together with the Purchased Shares, the “Purchased Interests” and such transactions are referred to as the “Kokomodo Transaction”).

Kokomodo is an innovative startup, pioneering the sustainable production of cacao using cellular agriculture technology. Instead of relying on traditional tropical farming, Kokomodo cultivates real cacao directly from plant cells in controlled environments, such as bioreactors, making climate-resilient cacao accessible year-round on a global scale. Founded in 2024, Kokomodo aims to transform the cacao industry, reducing environmental impact while ensuring a steady, high-quality supply for chocolate and related products.

 In March 2024, we announced an important expansion to our IP portfolio with a new patent approval from the IPO, that is designed to reshape the agricultural technology landscape and represents a major breakthrough in our proprietary 3D bioreactor technology, enabling efficient cultivation of plant cells across various applications, from sustainable agriculture to critical healthcare solutions.

Food Tech

In 2022, we announced the establishment of a joint venture with Tnuva - Ever After Foods, with a purpose to develop and commercialize scalable production technologies for cultivated meat, supporting the development of a wide range of cultivated meat products by industry partners.

In June 2024, we entered into the Agreement, by and among Ever After Foods, Tnuva, and certain other international investors, pursuant to which Ever After Foods issued and sold ordinary shares in a private placement offering, or the Offering, for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech, and Ever After Foods executed the Amended and Restated Technology License Agreement, expanding the scope of the license to include fish and seafood.

The $10 million funding round was intended to support Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, our wholly owned subsidiary, Pluri Biotech, holds approximately 69% of Ever After Foods.

In February 2025, Ever After Foods announced a strategic collaboration with Bühler, to jointly advance scalable cultivated meat production systems specifically designed for the food industry. The parties intend to develop and deploy manufacturing equipment that enables food producers to efficiently produce cultivated meat at significantly reduced costs and at volumes suitable for market entry.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2025 COMPARED TO YEAR ENDED JUNE 30, 2024

Revenues

Revenues for the year ended June 30, 2025 were $1,336,000, compared to $326,000 for the year ended June 30, 2024. The revenues for the years ended June 30, 2025 and 2024, were primarily generated from services provided to CDMO clients for process and product development, as well as income from fees in the AgTech sector. The increase in revenues is mainly attributed to higher services provided to CDMO clients and additional revenues from POC collaboration in the AgTech field.

Cost of Revenues

Cost of revenues for the year ended June 30, 2025 were $682,000, compared to $4,000 for the year ended June 30, 2024. Cost of revenues for the year ended June 30, 2025 includes manufacturing costs related to our CDMO and AgTech fields, which primary consist of materials, personnel-related and overhead costs. Cost of revenues for the year ended June 30, 2024, includes royalties which we are obligated to pay to the IIA.

Research and Development, Net

Research and development, net (costs less participation by the IIA, Horizon Europe and the NIAID) increased by 3% from $12,446,000 for the year ended June 30, 2024, to $12,851,000 for the year ended June 30, 2025. The increase is mainly attributed to (1) an increase related to subcontractors in immunotherapy and AgTech projects and an increase due to write off provisions in clinical studies following its completion, partially offset by (2) a decrease in materials costs related to a supplier credit and a decrease due to material purchases in line with our manufacturing needs and plans, (3) a decrease in participation by NIAID, and (4) a decrease in R&D expenses due to classification of expenses into cost of revenues.

General and Administrative

General and administrative expenses decreased by 0.5% from $10,034,000 for the year ended June 30, 2024, to $9,979,000 for the year ended June 30, 2025. This decrease was primarily driven by a reduction in share-based compensation expenses, mainly attributed to employee terminations and amortization of restricted stock units (“RSUs”) expenses over time. This reduction was partially offset by: (1) an increase in salaries and related expenses due to the reinstatement of the salary of Mr. Yaky Yanay, our CEO (following his salary reduction from January 2023 through December 2023, whereby he waived 75% of his salary and converted it to RSUs, and options), (2) an increase in salaries and related expenses due to reinstatement of temporary reduction in employees’ regular working hours for a limited period in December 2023, (3) an increase in bonus expenses for certain employees, including our CEO and Mrs. Chen Franco-Yehuda, our former Chief Financial Officer (“CFO”), related to performance-based bonuses pursuant to their respective employment agreements, and (4) increased share-based compensation expenses related to RSUs and options granted during the prior year to employees, officers, directors and consultants.

Financial Income (expenses), Net

Financial income (expenses), net, decreased from $1,680,000 in financial income for the year ended 2024 to $206,000 in financial expenses for the year ended June 30, 2025. This decrease is mainly attributed to (1) exchange rate differences expenses related to the EIB Loan pursuant to the EIB Finance Agreement, following fluctuation between the U.S. dollar against the Euro, (2) a decrease in interest income from deposits, resulting from lower interest rates and reduced deposit levels due to withdrawals, and (3) a decrease due to exchange rate expenses on a lease liability due to the strength of the NIS against the U.S Dollar, partially offset by (4) an increase in income from hedging transactions, and (5) an increase in income from change in fair value of warrant and pre-funded warrant liabilities. Our primary expenses paid in NIS are employee salaries, and lease payments on our facilities. From time to time, we may apply a hedging strategy by using options and forward contracts to protect ourselves against some of the risks of currency exchange fluctuations and we are actively monitoring the exchange rate differences of the NIS, Euro and U.S. Dollar.

Interest Expenses

Interest expenses related to our outstanding balance of the EIB Loan and all changes during the year ended June 30, 2025, compared to the year ended June 30, 2024, are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss for the Year

Net loss increased from $21,344,000 for the year ended June 30, 2024, to $23,250,000 for the year ended June 30, 2025. The increase in net loss was mainly due to exchange rate differences expenses as mentioned above. We had a net loss attributed to our non-controlling interest in Ever After Foods for the year ended June 30, 2024 of $456,000, and $667,000 for the year ended June 30, 2025 with respect to Ever After Foods and Kokomodo.

Loss per share for the year ended June 30, 2025, was $3.56, compared to $3.99 loss per share for the year ended June 30, 2024. The change in the loss per share was primarily due to an increase in the loss for the year, as well as an increase in our weighted average number of shares outstanding resulting from the issuance of additional shares due to the Offering (as defined below), the Second Offering (as defined below) and the investment in Kokomodo during fiscal year 2025.

Liquidity and Capital Resources

As of June 30, 2025, our total current assets were $22,095,000 and our total current liabilities were $32,328,000. On June 30, 2025, we had a working capital deficit of $10,233,000 and an accumulated deficit of $443,055,000.

As of June 30, 2024, our total current assets were $31,107,000 and our total current liabilities were $4,454,000. On June 30, 2024, we had a working capital surplus of $26,653,000 and an accumulated deficit of $420,472,000.

Our cash, cash equivalents and restricted cash as of June 30, 2025, amounted to $6,317,000, which reflects a decrease of $720,000 from the $7,037,000 reported as of June 30, 2024. Our cash equivalents and restricted cash decreased in the year ended June 30, 2025. Our bank deposits and restricted bank deposits as of June 30, 2025, amounted to $15,597,000 compared to $23,836,000 as of June 30, 2024. Our bank deposits and restricted bank deposits as of June 30, 2025 decreased for the year ended June 30, 2025. The cash, cash equivalents, restricted cash, bank deposits and restricted bank deposits decreased for the reasons presented below.

Cash used in operating activities increased to $18,211,000 for the year ended June 30, 2025, from $18,021,000 in the prior year, primarily due to a reduction in grants received from the IIA, Horizon Europe, and NIAID contract funding, effect of exchange rate, continued payments to suppliers, subcontractors, professional service providers, and employees, partially offset by an increase in customer receivable and in income from hedging transactions.

Cash provided by investing activities was $8,026,000 during the year ended June 30, 2025, and cash provided by investing activities during the year ended June 30, 2024 was $10,584,000. Cash provided by investing activities in the year ended June 30, 2025 consisted primarily of the withdrawal of $9,271,000 of short-term deposits, net and cash related to the Kokomodo Transaction of $373, partially offset by payments of $1,618,000 related to investments in property and equipment. Cash provided by investing activities in the year ended June 30, 2024 consisted primarily of the withdrawal of $10,907,000 of short-term deposits, partially offset by payments of $323,000 related to investments in property and equipment.

Financing activities provided cash in the amount of $9,533,000 during the year ended June 30, 2025, and $8,841,000 during the year ended June 30, 2024. The financing activities during the year ended June 30, 2025 related primarily to net proceeds received from the Offering (as defined below) and the Second Offering (as defined below). The financing activities during the year ended June 30, 2024 related primarily to the investment in Ever After Foods by external investors.

 On December 14, 2022, Mr. Yanay, our CEO, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. In addition, the Board agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vested on June 30, 2023 and 50% vested on December 31, 2023. All options that were granted in January 2023 will expire on April 27, 2026.

In July 2025, Mr. Yanay agreed to forgo 25% percent of his monthly cash salary for a period of six months commencing July 2025.

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of September 17, 2025, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

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

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, executed the EIB Finance Agreement for non-dilutive funding of up to €50 million in the aggregate, payable in three tranches. The proceeds from the EIB Finance Agreement were intended to support our R&D in the European Union to further advance our regenerative cell therapy platform, and to bring the products in our pipeline to market. The initial funding period under the EIB Finance Agreement was three years commencing on January 1, 2020.

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. We are currently in advanced discussions with the EIB regarding a potential restructuring of the EIB Loan terms, which are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. However, there is no certainty as to the outcome of these discussions. As of June 30, 2025, the interest accrued was in the amount of approximately €3.27 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of June 30, 2025, we had an accrued royalty in the amount of $12 thousand. Since the initial funding period under the EIB Finance Agreement ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

On January 23, 2025, we entered into the Securities Purchase Agreement with a company wholly owned by Mr. Alexandre Weinstein (the “Investor”) relating to a private placement offering (the “Offering”) of: (i) 1,383,948 of our common shares, par value $0.00001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”), to purchase up to 26,030 common shares, and (iii) warrants (the “Common Warrants”), to purchase up to 84,599 common shares. On April 25, 2025, we entered into an amendment to the Securities Purchase Agreement, pursuant to which we and the Investor agreed to exchange 976,139 of the common shares for additional Pre-Funded Warrants to purchase up to 976,139 common shares. The Offering price per share and accompanying warrant was $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt of certain approvals from our shareholders, which is required by the applicable rules of the Nasdaq Capital Market, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, are exercisable following the receipt of approval from our shareholders, and will be exercisable for three years following the date of receipt of such approval. Such approval for the exercise of Pre-Funded Warrants and Common Warrants was sought and obtained at our 2025 Annual Meeting on June 30, 2025. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and were subject to a 19.99% beneficial ownership limitation until the approval from our shareholders was obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties.

Pursuant to the terms of the Securities Purchase Agreement, we appointed Mr. Weinstein to our Board, effective February 5, 2025, and agreed to recommend his election to our shareholders provided that he continues to hold at least 10% of our issued and outstanding common shares.

The gross proceeds from the Offering were $6.5 million and we intend to use the proceeds from the Offering for working capital and general corporate purposes. The Offering closed on February 5, 2025, following the satisfaction of customary closing conditions.

On March 13, 2025, we entered into a Share Purchase Agreement effective as of March 12, 2025 (the “Share Purchase Agreement”), with Chutzpah, a company wholly owned by Mr. Alexandre Weinstein, and Plantae, a corporation controlled by Mr. Weinstein (collectively, the “Seller”), pursuant to the terms of a term sheet entered into on January 23, 2025.Pursuant to the Share Purchase Agreement, on April 28, 2025, the Seller (i) sold to us 400,000 ordinary shares and 175,000 preferred seed-1 shares, representing approximately 79% of the equity of Kokomodo. (the “Purchased Interest”), and (ii) transferred, assigned and conveyed in favor of the Purchaser a convertible loan, pursuant to the Assignment Agreement, reflecting a principal aggregate amount of $0.5 million.

In consideration of the sale, transfer and conveyance of the Purchased Interest, we paid the Seller an aggregate purchase price of $4.5 million, which was paid in 976,139 of our common shares.

On April 28, 2025, we completed the Kokomodo Transaction. Kokomodo continues to operate as an independent company and is majority-owned by our wholly owned subsidiary, Pluri Biotech.

On February 3, 2025, we entered into an additional Securities Purchase Agreement, with Merchant Adventure Fund L.P., an existing investor of the Company, relating to a private placement offering, (the “Second Offering”), of: (i) 759,219 of our common shares, par value $0.00001 per share, and (ii) warrants, to purchase up to 45,553 common shares. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering warrants have an exercise price of $5.568 per share and a term of three years commencing on the date of issuance. On March 19, 2025, the Second Offering closed, and the Company received gross proceeds in the amount of $3.5 million, which it intends to use for working capital and general corporate purposes.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through June 30, 2025, total grants obtained from the IIA aggregated to approximately $28.2 million and total royalties paid and accrued amounted to $179 thousand.

The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full

In June 2020, we announced that we were selected as a member of the CRISPR-IL consortium, a group funded by the IIA. CRISPR-IL brings together the leading experts in life science and computer science from academia, medicine, and industry, to develop AI based end-to-end genome-editing solutions. These next-generation, multi-species genome editing products for human, plant, and animal DNA, have applications in the pharmaceutical, agriculture, and aquaculture industries. CRISPR-IL is funded by the IIA with a total budget of approximately $10 million of which, an amount of approximately $480 thousand was a direct grant allocated to us, for the initial period of 18 months. During October 2021, we received approval for an additional grant of approximately $583 thousand from the IIA pursuant to the CRISPR-IL consortium program, for an additional period of eighteen months. During January 2023, we received approval for an extension of an additional 2 months to finish the program until June 30, 2023. The CRISPR-IL consortium program does not include any obligation to pay royalties.

Through June 30, 2025, we received total grants of approximately $1 million in cash from the IIA pursuant to the CRISPR-IL consortium program, and we do not expect to receive any additional funds.

On October 28, 2024, we announced that the IIA will fund our collaboration with the BIRAD, to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel CCR, developed by Prof. Cohen, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to fund the collaboration for an initial term of one year, with an option to extend for an additional year, subject to IIA approval. The total approved budget for the first year is NIS 549,067 (approximately $163,000).

EU grants – Horizon 2020 and Horizon Europe

On September 6, 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to the PROTO, an international collaboration led by Charité. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/II study for the treatment of mild to moderate knee osteoarthritis.

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. As of the date of this Annual Report, we have received a payment of approximately $330,000 in cash as part of the PROTO program.

In June 2025, the clinical study was approved by the PEI. The study is conducted at Charité together with an international consortium and under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

Outlook

We have accumulated a deficit of $443,055,000 since our inception in May 2001. We do not anticipate generating significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of June 30, 2025, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $21,914,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which includes a cost-reduction plan should it be unable to raise sufficient additional capital.

Our ability to successfully carry out our business plan, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial, partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) finalize discussions with the EIB regarding loan restructuring and (5) receive other sources of funding, including non-diluting sources such as grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products, or any financing at all. In the event that we unable to obtain the required level of financing, our operations may need to be scaled down or discontinued.

According to management estimates, we do not have sufficient resources to meet our operating obligations for at least twelve months from the issuance date of our consolidated financial statements, which was September 17, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Share-Based Compensation

Share-based compensation is considered a critical accounting policy because of the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2025, we recorded share-based compensation expenses related to options, restricted shares (“RS”) and RSUs in the amount of $2,143,000.

In accordance with ASC 718, RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2025 and 2024 were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant. The RSUs and RS granted in fiscal year 2025 to non-employee consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation Share Compensation”.

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

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology and other intangible assets, their useful lives and discount rates. Our management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which should not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PLURI INC. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pluri Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluri Inc. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has an accumulated deficit as of June 30, 2025 and the loan received from European Investment Bank (“EIB”) is due on June 1, 2026. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity and capital resources

As discussed in Note 1c to the consolidated financial statements, management believes that its cash and cash equivalents, restricted cash, and short-term bank deposits as of June 30, 2025, are not sufficient to meet its operating obligations for at least twelve months from the date of the issuance of these consolidated financial statements. The Company has been funded primarily through offerings of the Company’s securities and borrowing. Management expects that the Company will incur additional losses as it continues to focus its resources on advancing research and development activities as well as commercial operations, which will result in negative cash flows from operating activities. In addition, the loan received from the European Investment Bank (“EIB”) is due on June 1, 2026. In case the Company is unable to obtain the required level of financing and to restructuring its EIB loan, operations may need to be scaled down or discontinued.

The principal considerations for our determination that performing procedures related to liquidity and capital resources is a critical audit matter are the estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows to conclude the Company would not have sufficient liquidity to fund its operations for at least twelve months. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. Our audit procedures included, among others, testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund its operations for at least twelve months. We assessed the appropriateness of the forecast assumptions by comparing prior period forecasts to actual results, comparing forecasted revenue to signed agreements and other references, inquiring of management regarding the process and related controls and investigating mitigating actions to manage cash flows to meet the Company’s forecasts.

Valuation of intangible assets - Kokomodo Transaction

As discussed in Note 1d to the consolidated financial statements, on April 28, 2025, the Company completed the acquisition of Kokomodo Ltd. (“Kokomodo”) for a total consideration of $4,639 thousand. The acquisition was accounted for using the acquisition method of accounting. This resulted in $2,823 thousand of intangible assets recorded on the date of acquisition. Fair value is estimated using a multi-period excess earnings method under the income approach. Management’s cash flow projections for the intangible assets included significant judgments and assumptions relating to revenue growth rates and a discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the intangible assets acquired in the Kokomodo transaction is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the intangible assets; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and discount rate; and (iii) the audit effort involved using professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) understanding management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the multi-period excess earnings method under the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and discount rate. Evaluating management’s assumptions related to the revenue growth rates and discount rate involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skills and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Haifa, Israel

September 17, 2025

We have served as the Company’s auditor since 2021.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2025	2024
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	2d	$5,895	$6,783
Short-term bank deposits	2e	14,718	23,202
Restricted cash	2f	422	254
Customer receivables		236	34
Prepaid expenses and other current assets	3	824	834
Total current assets		22,095	31,107

LONG-TERM ASSETS:

Restricted bank deposits	2g	879	634
Severance pay fund		610	470
Property and equipment, net	4	1,823	688
Intangible assets, net	5	2,793	-
Goodwill	6	3,136	-
Operating lease right-of-use asset	8	6,900	6,558
Other long-term assets		447	70
Total long-term assets		16,588	8,420

Total assets		$38,683	$39,527

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$866	$964
Accrued expenses		1,178	1,223
Operating lease liability	8	659	559
Accrued vacation and recuperation		859	702
Advances from customers	2h	148	43
Loan from the European Investment Bank, or EIB	9	27,289	-
Other accounts payable	7	1,329	963
Total current liabilities		32,328	4,454

LONG-TERM LIABILITIES

Accrued severance pay		703	605
Operating lease liability	8	6,102	5,026
Deferred tax liabilities	15	415	-
Loan from EIB	9	-	24,027
Total long-term liabilities		7,220	29,658

COMMITMENTS AND CONTINGENCIES	10

SHAREHOLDERS’ EQUITY (DEFICIT)

Share capital:	11
Common shares, $0.00001 par value per share: authorized: 37,500,000 as of June 30, 2025 and 2024; issued and outstanding: 7,893,767 and 5,408,212 shares as of June 30, 2025 and 2024, respectively		*	*
Additional paid-in capital		436,213	420,568
Accumulated deficit		(443,055)	(420,472)
Total shareholders’ (deficit) equity		(6,842)	96
Non-controlling interests		5,977	5,319
Total equity (deficit)		(865)	5,415
Total liabilities and equity		$38,683	$39,527

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2025	2024

Revenues	2h	$1,336	$326
Cost of revenues		(682)	(4)
Gross profit		654	322

Operating expenses:
Research and development expenses		$(14,004)	$(13,780)
Less: participation by the NIAID, the IIA and Horizon Europe (defined below)		1,153	1,334
Research and development expenses, net	2n	(12,851)	(12,446)
General and administrative expenses		(9,979)	(10,034)

Operating loss		(22,176)	(22,158)

Financial income (expenses), net		(206)	1,680
Interest expense		(873)	(866)
Total financial income (expenses), net	12	(1,079)	814

Loss before taxes		$(23,255)	$(21,344)

Tax benefit		5	-

Net loss		$(23,250)	$(21,344)
Net loss attributed to non-controlling interests		(667)	(456)
Net loss attributed to shareholders		(22,583)	(20,888)

Loss per share:
Basic and diluted loss per share		$(3.56)	$(3.99)

Weighted average number of shares used in computing basic and diluted loss per share		6,336,993	5,240,249

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity
	Common Shares				Additional Paid-in		Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital		Deficit	Equity	Interests	Equity
Balance as of July 1, 2023	5,155,687	$	(*	)	$412,939		$(399,584)	$13,355	$1,945	$15,300
Share-based compensation to employees, directors, and non-employee consultants (note 11(2))	141,960		(*	)	1,973		-	1,973	645	2,618
Issuance of common shares under a sales agreement with A.G.P./Alliance Global Partners, or A.G.P., net of issuance costs of $162 (see note 11(1))	42,729		(*	)	91		-	91	-	91
Issuance of Ever After Foods’ (defined below) shares to non-controlling interests (note 11(1)	-		-		5,565		-	5,565	3,185	8,750
Round-up of shares due to reverse share split effectuated on April 1, 2024 (see note 11(1))	67,836		(*	)	(*	)	-	-	-	-
Net loss	-		-		-		(20,888)	(20,888)	(456)	(21,344)
Balance as of June 30, 2024	5,408,212	$	(*	)	$420,568		$(420,472)	$96	$5,319	$5,415

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity	Non- controlling	Total
	Shares	Amount	Capital	Deficit	(Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$(*)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants (note 11(2))	342,388	(*)	1,982	-	1,982	161	2,143
Issuance of common shares and warrants related to February 2025 offering, net of issuance costs of $420 (see note 11(1))	1,167,028	(*)	3,873	-	3,873	-	3,873
Common Warrants and Pre-Funded Warrants (defined below) reclassification to equity	-	-	5,151	-	5,151	-	5,151
Issuance of common shares related to Kokomodo Transaction (defined below), net of issuance costs of $47 (note 1d)	976,139	(*)	4,639	-	4,639	1,164	5,803
Net loss	-	-	-	(22,583)	(22,583)	(667)	(23,250)
Balance as of June 30, 2025	7,893,767	$ (*)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share amounts)

	Year ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,250)	$(21,344)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	316	253
Share-based compensation to employees, directors and non-employee consultants	2,143	2,618
Decrease in fair value of warrant and pre-funded warrant liability	(556)	-
Decrease (increase) in customer receivable	(202)	76
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	1	(44)
Decrease in trade payables	(235)	(778)
Increase (decrease) in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	377	(287)
Increase in advances from customers	105	36
Increase in operating lease right-of-use asset and liability, net	834	285
Decrease (increase) in interest receivable on short-term deposits	91	438
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	(1,055)	253
Increase in short-term interest payable and exchange rate differences related to the EIB loan, net	3,262	497
Decrease in accrued severance pay, net	(42)	(24)
Net cash used for operating activities	$(18,211)	$(18,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,618)	$(323)
Proceeds from short-term deposits, net	9,271	10,907
Cash related to Kokomodo Transaction (defined below)	373	-
Net cash provided by investing activities	$8,026	$10,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, pre-funded warrants and warrants, net of issuance costs	$9,580	$91
Issuance costs related to issuance of shares in Kokomodo Transaction (defined below)	(47)	-
Issuance of Ever After Foods’ shares to non-controlling interests	-	8,750
Net cash provided by financing activities	$9,533	$8,841
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	177	11
Increase (decrease) in cash, cash equivalents, restricted cash and restricted bank deposits	(475)	1,415
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,671	6,256
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$7,196	$7,671
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	5,895	6,783
Restricted cash	422	254
Long-term restricted bank deposits	879	634
Total cash, cash equivalents, restricted cash and restricted bank deposits	$7,196	$7,671
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$90	$4
Kokomodo Transaction (defined below)	$4,686	-
Lease liabilities arising from obtaining right-of-use assets	$1,080	$82

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc. (formally known as Pluristem Therapeutics Inc.), a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd. (formerly Pluristem Ltd.), hereinafter referred to as the Subsidiary, which is incorporated under the laws of the State of Israel. In January 2020, the Subsidiary established a wholly owned German subsidiary, Pluristem GmbH, or the German Subsidiary, incorporated under the laws of Germany. In January 2022, the Subsidiary established another subsidiary, Ever After Foods Ltd., hereinafter referred to as Ever After Foods, which is incorporated under the laws of the State of Israel. This establishment of Ever After Foods followed the execution of a collaboration agreement with Tnuva Food Industries – Agricultural Co-Operative in Israel Ltd., through its fully owned subsidiary, Tnuva Food-Tech Incubator (2019), Limited Partnership, hereinafter referred to as Tnuva. In March 2024, the Subsidiary established another wholly owned subsidiary, Coffeesai Ltd., herein referred to as Coffeesai, incorporated under the laws of Israel, with the purpose of developing cultivated coffee. In April 2025, Pluri and the Subsidiary completed the acquisition of 79% of the equity in, Kokomodo Ltd. (formerly known as Nibble Cacao Ltd.), hereinafter referred to as Kokomodo, which was incorporated under the laws of the State of Israel in January 2024, with the purpose of developing cultivated cacao production. Pluri, together with the Subsidiary, the German Subsidiary, Ever After Foods, Coffeesai and Kokomodo are herein referred to as the Company or Pluri. The Subsidiary, the German Subsidiary, Ever After Foods, Coffeesai and Kokomodo are collectively herein referred to as the Subsidiaries.

b.	Pluri is a bio-technology company with an advanced cell-based technology platform, which operates in one operating segment. Pluri has developed a unique three-dimensional cell expansion platform, supported by an in-house, industrial-scale cell manufacturing facility operated in accordance with Good Manufacturing Practice, or GMP, standards, currently on a self-declared basis. Pluri currently applies its this technology across the fields of regenerative medicine, food technology, and agricultural technology, or AgTech. In addition, Pluri has launched a Contract Development and Manufacturing Organization, or CDMO, business and intends to expand the application of its platform to other industries and business sectors requiring scalable and cost-efficient cell expansion solutions. Pluri is dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries.

c.

The Company has incurred an accumulated deficit of approximately $443,055 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2025, the Company’s total shareholders’ deficit amounted to $6,842. During the year ended June 30, 2025, the Company incurred losses of $23,250 and its negative cash flow from operating activities was $18,211. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of June 30, 2025, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $21,914. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial, partnerships and collaboration agreements, (3) provide CDMO services to clients (4) finalize discussions with the EIB regarding loan restructuring, as detailed below, and (5) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. In the case the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company does not have sufficient resources to meet its operating obligations for at least twelve months from the issuance date of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

On April 30, 2020, the German Subsidiary entered a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the EIB Loan. The amount received is due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the Loan. The Company is engaged in advanced discussions with the EIB regarding a potential restructuring of the EIB Loan terms which are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. However, there is no certainty as to the outcome of these discussions. As of June 30, 2025, the linked principal and interest accrued balance was $27,289 and is presented among short-term liabilities (see note 9).

d.

Kokomodo Transaction

On January 23, 2025, the Company entered into a binding term sheet, or the Term Sheet for the purchase of certain shares representing approximately 79% of the equity of Kokomodo, an Israeli company, for an aggregate purchase price of $4,500 (on Term Sheet date), payable in common shares of the Company set in an amount equal to 976,139 common shares, or the Consideration Shares. Following the execution of the Term Sheet, on March 13, 2025, Pluri Inc. and the Subsidiary, or collectively, the Purchaser, entered into a Share Purchase Agreement, or the Share Purchase Agreement, effective as of March 12, 2025, with Chutzpah Holdings Limited, or Chutzpah, a company wholly owned by Mr. Alejandro Weinstein and Plantae Bioscience Ltd., or Plantae, a corporation controlled by Mr. Weinstein, or collectively, the Seller. The Share Purchase Agreement was entered into in accordance with the terms and conditions set forth in the Term Sheet for the consummation of the Kokomodo Transaction (as defined below), pursuant to which the Seller agreed to (i) sell to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares, representing approximately 79% of the equity of Kokomodo, or the Purchased Shares, and (ii) transfer, assign and convey in favor of the Purchaser a convertible loan, pursuant to an assignment and assumption agreement, reflecting a principal aggregate amount of $500 which together with the Purchased Shares, the Purchased Interests and such transactions are herein referred to as the “Kokomodo Transaction”.

As of January 23, 2025, the Consideration Shares represented 12.14% of the Company’s issued and outstanding share capital on a fully diluted basis after the deemed issuance of the Consideration Shares (but excluding any securities issuable in connection with a Securities Purchase Agreement (defined below) entered into on January 23, 2025, between the Company and a company wholly owned beneficially by Mr. Weinstein.

On April 28, 2025, the Company announced the completion of the Kokomodo Transaction, acquiring approximately 79% of the equity in Kokomodo, for an aggregate purchase price of $4,639, net of issuance costs of $47, payable in 976,139 common shares of the Company. As a result, the Company’s capital consideration is $5,803, of which $1,164 is attributed to non-controlling interests.

The Company accounted for the transaction in accordance with Accounting Standard Codification, or ASC, 805, “Business Combinations”.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

The financial results of Kokomodo Transaction are included in the Company’s consolidated financial statements from the relevant acquisition date. The results from the acquisition individually and in the aggregate were not material to the Company’s consolidated financial statements. Pro forma financial information has not been presented because the acquisition had an immaterial impact on the Company’s consolidated statement of operations. The Company preliminarily recorded $2,823 of identifiable intangible assets based on their estimated fair values, and $3,136 of residual goodwill, from the acquisition.

The intangible assets acquired are divided into two identified assets: (1) cocoa cell growth and application platform, and (2) the ability to develop additional applications. The estimated useful life of the cocoa cell growth and application platform and the ability to develop additional applications is fifteen years and six years, respectively (see note 5).

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed as of April 28,2025:

Cash and Cash equivalents	$373
Other current assets	13
Property and equipment, net	72
Intangible assets	2,823
Total assets acquired	$3,281

Trade payables	$51
Other accounts payable	96
Deferred tax liabilities	420
Total liabilities assumed	$567

Total assets acquired and liabilities assumed, net	2,714
Goodwill	3,136

Non-controlling interest	(1,164)
Total purchase price (*)	$4,686

(*)	Issuance costs related to Kokomodo Transaction amounted to $47.

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair value	Amortization period (Years)
Cocoa cell growth and application platform	$2,685	15
Ability to develop additional applications (*)	138	6
Total intangible assets	$2,823

(*)	Not yet amortized.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States Generally Accepted Accounting Principles, or U.S. GAAP.

a.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, percentage of completion in revenue recognition, allocation of the purchase consideration in the connection with Kokomodo Transaction, impairment of goodwill and intangible assets, valuation of share-based compensation and forfeiture rate, valuation of warrants and determining the valuation and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

b.	Functional currency

The U.S. dollar is the primary currency of the economic environment in which the Company and the Subsidiaries operate. Thus, the U.S. dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

c.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. NCIs in subsidiaries represent the equity in Ever After Foods and Kokomodo not attributable, directly or indirectly, to the Company. NCIs are presented in equity separately from the equity attributable to the shareholders of the Company. Profit or loss are attributed to the Company and to NCIs. Losses are attributed to non-controlling interests even if they result in a negative balance of non-controlling interests in the consolidated statements of operations.

The Company treats transactions with NCIs as transactions with its equity owners. Accordingly, for sales or purchases of shares to or from non-controlling interests, the difference between any consideration received or paid and the portion sold or acquired of the carrying value of the net assets of the subsidiary is recorded in equity.

Intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date acquired.

e.	Short-term bank deposit

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term bank deposit. Deposits are presented at their cost which approximates market values including accrued interest. Interest on deposits is recorded as financial income.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

f.	Restricted cash

Restricted cash is cash used to secure the Company’s credit line and derivative and hedging transactions. The restricted cash is presented at cost which approximates market values including accrued interest.

g.	Long-term restricted bank deposits

Long-term restricted bank deposits with maturities of more than one year used to secure operating lease agreement are presented at cost which approximates market values including accrued interest.

h.	Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, and all the related amendments, when a performance obligation is a promise to provide a distinct service or a series of distinct services. Services that are not distinct are bundled with other services in the contract until a bundle of services that are distinct are created. A service promised to a customer is distinct if the customer can benefit from the service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the service to the customer is separately identifiable from other promises in the contract.

Revenues are recognized when the control of the performance of the obligations are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled, excluding sales taxes.

The Company determines revenue recognition through the following five steps:

●	identification of the contract with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company derives its revenues mainly from services provided to CDMO clients and revenues related to a POC, collaboration with a leading international agriculture corporation in the AgTech field. As such, the Company contracts with its customers, may contain the following main performance obligations: (i) training cell manufacturing staff for GMP, and of non-GMP; (ii) quality assurance and quality control tests; (iii) performing engineering runs and clinical batches; (iv) protocol development; and (v) evaluation and analysis of results. The Company evaluates each performance obligation to determine if it is satisfied at a point in time or over time.

For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price, or SSP, for each performance obligation. The Company uses judgment in determining the SSP for its performance obligations. To determine SSP, the Company maximizes the use of observable standalone sales and observable data, where available.

Revenue from services provided is recognized over time when the control of the services promised to a customer is transferred to the customer. The Company recognizes revenue from such contracts over time, using the percentage of completion accounting method. The Company recognizes revenue as the work is performed, based on a ratio between labor effort incurred to date compared to the total estimated labor effort for the contract. Incurred labor effort represents work performed that corresponds with, and thereby best depicts, the transfer of control of the services to the customer. Determining the projected labor costs requires understanding the project-specific circumstances, including the specific terms and conditions of each contract, changes to the project schedule, and complexity of the project.

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes).

Amounts are billed as work progresses in accordance with agreed-upon contractual terms, or upon achievement of contractual milestones.

The Company applies the practical expedient and does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised services to the customer will be one year or less.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

For each contract which includes prepayment terms, the Company evaluates whether the contract includes a significant financing component. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose of such contracts is not to receive financing from the customers.

Advances from customers

The Company records advances from customers when cash payments from customers are received in advance of the Company’s performance obligations to provide services. As of June 30, 2025 and 2024, the Company received upfront payments of a total of $148 and $43, respectively, from customers which are expected to be recognized as revenue once the service has been performed. The Company expects to satisfy the majority of its performance obligations associated with advances from customers within one year or less. The Company elected the short-term contract practical expedient for the remaining performance obligations, as the Company’s contracts have an original expected duration of less than one year.

During the year ended June 30, 2025 and 2024, the Company recognized $43 and $7 that were included in the advances from customers balance on June 30, 2024 and 2023, respectively.

i.	Cost of revenues

Cost of revenues is comprised of manufacturing costs related to the Company’s CDMO and AgTech businesses, which primarily consist of materials, personnel-related and overhead costs.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets (asset group) to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2025 and 2024, no impairment losses were recorded.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

l.	Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. Under ASC 350, “Intangible - Goodwill and Other”, or ASC 350, goodwill is not amortized but rather is subject to an annual impairment test. ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit would exceed its estimated fair value, the Company would have recognized an impairment of goodwill for the amount of this excess (see notes 5 and 6).

m.	Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Share Compensation”, or ASC 718, which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of share options granted using the Black-Scholes option-pricing model. The Company accounts for employees’, officers’ and consultants share-based payment awards classified as equity awards, such as restricted share units, or RSUs, and restricted shares, or RS, using the grant-date fair value. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

The Company recognized compensation cost for an award with service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

The fair value of service-based share option grants is estimated on the grant date using a Black-Scholes option-pricing model and compensation expenses related to share options, RS and RSUs grants are recognized on a graded vesting schedule over the vesting period. The expected term represents the period that service-based share option grants are expected to be outstanding. When establishing the expected term assumption, the Company utilizes the simplified method.

n.	Research and development expenses, royalty bearing grants and non-royalty bearing grants

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, taxes and other employee benefits, share-based compensation expenses, subcontractors and materials used for research and development activities, including clinical trials, manufacturing costs and professional services. All costs associated with research and development are expensed as incurred.

Grants received from the Israel Innovation Authority, or the IIA, are recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred (see also note 10b).

During fiscal years 2025 and 2024, the Company also received (in cash) non-royalty bearing grants from the European Union research and development consortiums, under Horizon 2020, Horizon Europe, U.S. National Institute of Allergy and Infectious Diseases, or the NIAID, and from the IIA, under the CRISPR-IL consortium and Placental Mucosal Associated Invariant T, or MAIT, in the aggregate amount of approximately $1,613 and $1,113, for the years ended June 30, 2025 and 2024, respectively. The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant based on the related costs incurred and recorded as a deduction from research and development expenses.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Research and development expenses, net for the years ended June 30, 2025 and 2024 include participation in research and development expenses in the amount of approximately $1,153 and $1,334, respectively.

o.	Loss per share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year, including equity classified pre-funded warrants and unexercised vested options with no par value exercise price. All outstanding share options, unvested RSUs, RS, pre-funded warrants and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

p.	Income taxes

1.	Deferred taxes

Income taxes are computed using the asset and liability method. Under ASC 740, “Income Taxes”, or ASC 740, the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

2.	Uncertainty in income taxes

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

q.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits, long-term restricted bank deposits and customers receivables.

The majority of the Company’s financial instruments listed above are mainly invested in the New Israeli Shekel, or NIS, and U.S. dollar deposits of major banks in Israel and in the United States. Deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company invests its surplus cash in cash deposits in financial institutions and has established guidelines, approved by the Company’s Investment Committee, relating to diversification and maturities to maintain safety and liquidity of the investments.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

r.	Severance pay

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

For the Company’s Chief Executive Officer, or the CEO, whose agreement is not subject to Section 14 of the Severance Pay Law, the liability for severance pay is calculated pursuant to Severance Pay Law, based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The CEO is entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability to the CEO is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits or losses accumulated up to the balance sheet date.

Severance expenses for the years ended June 30, 2025 and 2024 were $663 and $632, respectively.

s.	Derivative financial instruments

The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and hedging”, as amended and related interpretations, or ASC 815, which requires the Company to recognize all derivatives on the balance sheet at fair value.

If a derivative does not meet the definition of a hedging instrument, the changes in fair value are included in earnings. Cash flows related to Company’s current hedging are classified as operating activities. The Company enters into option and forward contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in NIS and its loan from the EIB that is linked to the Euro. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “financial income (expenses), net”.

The Company measured the fair value of the contracts in accordance with ASC 820, “Fair Value Measurement”, or ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The net income (losses) from derivatives instruments recognized in “Financial income (expenses), net” during the years ended June 30, 2025 and 2024 were $251 and $148, respectively (see note 12).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

t.	Leases

Operating leases are included in operating lease right-of-use, or ROU, asset, and operating lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The determination of the incremental borrowing rate requires management judgment based on information available at lease commencement. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments. Operating lease cost is recognized on a straight-line basis over the expected lease term. Lease agreements with a non-cancelable term of less than twelve months are not recorded on the balance sheets.

Lease terms will include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease.

u.	Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term bank deposits and restricted bank deposits and other current assets, trade payable and other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

The Company measures its derivative instruments at fair value under ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder (see note 9).

The Company measures its liability for Pre-Funded Warrants and Common Warrants (defined below) at fair value using Level 3 unobservable inputs, in accordance with the fair value hierarchy defined in ASC 820 (see note 2v and 11).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

v.	Common Warrants and Pre-funded Warrants

The Company accounts for warrants and pre-funded warrants based on ASC 480, “Distinguishing Liabilities from Equity”, or ASC 480, as either equity-classified or liability-classified instruments based on an assessment of the warrants and pre-funded warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants and pre-funded warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants and pre-funded warrants are indexed to the Company’s own common stock and whether the warrants and pre-funded warrants holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among all other classification conditions pursuant to ASC 815-40. This assessment is conducted at the time of the warrants and pre-funded warrants issuance and in any change in circumstances that could affect the classification. Warrants and pre-funded warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. During year ended June 30, 2025, the liability-classified Common Warrants and Pre-Funded Warrants (defined below) were recorded under liabilities. As of June 30, 2025, these instruments were reclassified to equity, following the removal of the 19.99% beneficial ownership limitation upon obtaining the Shareholder Approval (defined below). The Shareholder Approval was obtained at the Company’s annual meeting of shareholders held on June 30, 2025. Changes in the estimated fair value of the Common Warrants and Pre-Funded Warrants are recognized in “Financial expenses, net” in the consolidated statements of operations (see also note 11).

w.	New Accounting Pronouncements

i.	Recently adopted accounting pronouncements

ASU No. 2023-07 - “Segment Reporting–Improvements to Reportable Segments Disclosures (Topic 280)”, or ASU 2023-07:

In November 2023, the Financial Accounting Standards Board, or FASB issued ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker, or the CODM, and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures; and (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure or measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. The Company’s CODM, the CEO, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. The CODM uses consolidated net loss to assets performance and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results (see also note 13).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

ii.	Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of its adoption. The Company is currently evaluating the effect that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

ASU No. 2024-03 - “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures”, or ASU 2024-03:

In November 2024, the FASB issued ASU 2024-03, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion), which are included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03, or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU No. 2025-05- “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, or ASU 2025-05:

In July 2025, the FASB issued ASU 2025-05. This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

x.	Comprehensive loss

For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

y.	Loss contingencies

The Company records accruals for loss contingencies to the extent that it concludes their occurrence is probable and that the related liabilities are estimable. As of June 30, 2025 and 2024, the Company has not recorded any accruals in this regard.

NOTE 3: - PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,
	2025	2024
Prepaid expenses	$235	$222
Value Added Tax, or VAT, receivable	290	135
Accounts receivable from NIAID	84	210
Accounts receivable from the IIA	104	257
Derivative financial instruments	103	8
Other receivables	8	2
Total	$824	$834

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - PROPERTY AND EQUIPMENT, NET

	June 30,
	2025	2024
Cost:
Laboratory equipment	$8,126	$7,166
Computers and peripheral equipment	1,800	1,775
Office furniture and equipment	711	682
Leasehold improvements	9,172	8,765
Total cost	19,809	18,388
Accumulated depreciation:
Laboratory equipment	6,794	6,615
Computers and peripheral equipment	1,725	1,638
Office furniture and equipment	684	682
Leasehold improvements	8,783	8,765
Total accumulated depreciation	17,986	17,700
Property and equipment, net	$1,823	$688

Depreciation expenses amounted to $286 and $253 for the years ended June 30, 2025 and 2024, respectively.

During the year ended June 30, 2025, the Company made an advance payment in the amount of $420 related to property, plant and equipment, which was classified as other long-term assets as of the balance sheet date.

All of the Company’s property and equipment is located in Israel.

NOTE 5: - INTANGIBLE ASSETS, NET

June 30,
2025
Cost:
Cocoa cell growth and application platform	$2,685
Ability to develop additional applications	138
Total cost	2,823
Accumulated amortization:
Cocoa cell growth and application platform	30
Ability to develop additional applications	-
Total accumulated amortization	30
Intangible assets, net	$2,793

Amortization expenses amounted to $30 for the year ended June 30, 2025 (see also note 1d).

During fiscal year 2025, no impairment losses were recorded.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - GOODWILL

The Company preliminarily recorded goodwill in the amount of $3,136, from Kokomodo Transaction. The Company conducts its annual impairment test of goodwill once a year. The Company determined that no adjustment to the carrying value of goodwill of its reporting unit was required. As of June 30, 2025, the Company determined that no events occurred, or circumstances changed from April 28, 2025, through June 30, 2025, that would more likely than not reduce the fair value of the reporting unit below it carrying amount.

NOTE 7: - OTHER ACCOUNTS PAYABLE

	June 30,
	2025	2024
Accrued payroll	$581	$467
Payroll institutions	541	415
Grants received in advance	$193	$81
Other accounts payable	14	-
Total	$1,329	$963

NOTE 8: - LEASES

Towards the termination of the previous facility operating lease agreement, the Company signed, in December 2021, an addendum to its facility operating lease agreement with the lessor, which extended the lease period to December 2026. In addition, the Company has the option to extend the term of the lease, or the Extension Option, for an additional period of five years until December 2031. The Company reflected the Extension Option during the evaluation of the lease liability and ROU asset. The monthly lease payments are approximately NIS 292,000 (or $80), which are linked to the consumer price index and will increase by 10% in the event the Company exercises its Extension Option. In addition, the Company has operating leases for vehicles that expire through fiscal year 2028.

In October 2024, Ever After Foods signed a facility operating lease agreement with a lessor. The lease period began on March 1, 2025, for a term of five years until February 28, 2030. Ever After Foods has the option to terminate the lease after a period of 36 months or to extend the term of the lease for an additional period of five years, or the Extension Option. The average monthly lease payment, including the Extension Option, is approximately NIS 55,000 (or $15), which is linked to the consumer price index. The monthly lease payments will increase by 5% in the event that Ever After Foods exercises its Extension Option.

Below is a summary of the Company’s operating ROU assets and operating lease liabilities:

	June 30,
	2025	2024
Operating ROU assets	$6,900	$6,558

Operating lease liabilities, current	659	559
Operating lease liabilities long-term	6,102	5,026
Total operating lease liabilities	$6,761	$5,585

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - LEASES (CONT.)

Maturities of operating lease liabilities as of June 30, 2025 are as follows:

June 30, 2025
2026	$1,389
2027	1,385
2028	1,428
2029	1,349
2030 and thereafter	4,084
Total undiscounted lease payments	$9,635
Less: interest	(2,874)
Present value of lease liabilities	$6,761

All of the leased facilities are located in Israel.

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2025 and 2024 are as follows:

	Year ended June 30,
	2025	2024
Components of lease expense
Fixed payments and variable payments that depend on an index or rate	$1,321	$1,250
Sublease income	$30	$50
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,224	$1,178

As of June 30, 2025, the weighted average remaining lease term is 6.4 years, and the weighted average discount rate is 9%. As of June 30, 2024, the weighted average remaining lease term is 7.4 years, and the weighted average discount rate is 9%. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

For vehicles, the lease period is usually 3 years.

As of June 30, 2025, the remaining lease term for Ever After Foods is 9.7 years, and the discount rate is 14%. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - LOAN FROM THE EIB

On April 30, 2020, the German Subsidiary entered the Finance Contract with the EIB, pursuant to which it may obtain a loan of up to €50 million, subject to the achievement of certain milestones. Such EIB Loan is structured to be disbursed in three tranches over a 36-month period from the date of the agreement: the first tranche of €20 million, the second tranche of €18 million, and the third tranche of €12 million.

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

In addition to any interest payable on the EIB Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amounts range from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of June 30, 2025 and 2024, the Company had an accrued royalty in the amount of $12 and $3, respectively.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the EIB Loan. As of June 30, 2025, the linked principal balance in the amount of $23,459 and the interest accrued in the amount of $3,830 are presented among short-term liabilities. Since the 36-month period of the Finance Contract has ended, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. The Company is engaged in advanced discussions with the EIB regarding a potential restructuring of the terms of the EIB Loan terms, which are currently focused on the new terms of the EIB Loan, including an extension of the current maturity date of the EIB Loan. However, there is no certainty as to the outcome of these discussions.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10: - COMMITMENTS AND CONTINGENCIES

a.	As of June 30, 2025, an amount of $1,301 of cash and deposits was pledged by the Subsidiary and Ever After Foods to secure its credit line, lease agreement, derivative and hedging and bank guarantees.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR (before January 1, 2024, to the 12-month London Interbank Offered Rate, or LIBOR) applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of June 30, 2025, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,055, not including SOFR (before January 1, 2024, LIBOR) interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 by Israel’s Ministry of Economy and Industry to support marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. Such Smart Money grant was intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. As part of the Smart Money program, the Company also received support from Israel’s trade representatives in China and Hong Kong, as well as from experts appointed by the Smart Money program. Under the terms of the Smart Money grant, the Company will repay royalties of 5% of the Company’s revenues generated in the region for a five-year period, beginning the year in which the Company will not be entitled to reimbursements of expenses under such Smart Money program. and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from the Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties to the EIB, see note 9.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY

(1)	a)

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

b)	On February 13, 2024 the Company entered into an At-The-Market Sales Agreement, or the Sales Agreement, with A.G.P., which provides that upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000, through A.G.P., acting as sales agent. As of June 30, 2025, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

c)	On June 12, 2024, Ever After Foods entered into a share purchase agreement with the Subsidiary, Tnuva and other investors, pursuant to which Ever After Foods agreed to issue and sell, ordinary shares in a private placement offering, for aggregate gross proceeds of $10,000. As part of such offering, the Subsidiary invested $1,250. As a result, the Company’s capital consideration is $8,750, of which $3,185 is attributed to non-controlling interests. Following the closing of such offering, the Company continued to own approximately 69% of Ever After Foods’ shares.

d)

On January 23, 2025, the Company entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with a company wholly owned by Mr. Weinstein, or the Investor, relating to a private placement offering, or the Offering of: (i) 1,383,948 common shares of the Company, (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 26,030 common shares, and (iii) warrants, or the Common Warrants, to purchase up to 84,599 common shares. The Offering price per share and accompanying warrant was $4.61. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable at any time following the receipt of certain approvals from the Company’s shareholders, or the Shareholder Approval, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, and are exercisable at any time following the receipt of Shareholder Approval until three years following the date of the receipt of the Shareholder Approval. The Shareholder Approval was obtained at the Company’s annual meeting of shareholders held on June 30, 2025. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and were subject to a 19.99% beneficial ownership limitation until the Shareholder Approval was obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements, as well as customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, the Company appointed Mr. Weinstein to the Board, effective upon the closing of the Offering, and agreed to continue to recommend his election to its shareholders provided the Investor continues to hold at least 10% of the Company’s issued and outstanding common shares.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

The Offering closed on February 5, 2025, and the gross proceeds to the Company were $6,500, net of $420 of issuance expenses.

The Pre-Funded Warrants and the Common Warrants were classified as liabilities on the issuance date, as they were subject to Shareholder Approval (see note 2v). As of the issuance date, the fair values of the Pre-Funded Warrants and the Common Warrants were estimated at $115 and $165, respectively. The fair value of the Pre-Funded Warrants was calculated based on the fair value of the share price of $4.40 and the fair value of the Common Warrants was based on a Black-Scholes model, using an expected volatility of 72.91%, a risk-free rate of 4.19%, a contractual term of 3 years, an expected dividend yield of 0% and a share price at the issuance date of $4.40.

On April 25, 2025, the Company entered into an amendment to the Securities Purchase Agreement, pursuant to which the Company and the Investor agreed to exchange 976,139 of the common shares for additional Pre-Funded Warrants to purchase up to 976,139 common shares, or the Additional Pre-Funded Warrants.

The Additional Pre-Funded Warrants classified as liabilities on the amendment date, as they were subject to Shareholder Approval (see note 2v). As of April 25, 2025, the amendment to the Securities Purchase Agreement date, the fair values of the Additional Pre-Funded Warrants were estimated at $5,427. The fair value of the Additional Pre-Funded Warrants was calculated based on the fair value of the share price of $5.56.

As of June 30, 2025, the fair values of the Pre-Funded Warrants, the Additional Pre-Funded Warrants and the Common Warrants were estimated at $129, $4,832 and $190, respectively. The fair value of the Pre-Funded Warrants and the Additional Pre-Funded Warrants were calculated based on the fair value of the share price of $4.95 and the fair value of the Common Warrants was based on a Black-Scholes model, using an expected volatility of 76.38%, a risk-free rate of 3.70%, a contractual term of 2.58 years, an expected dividend yield of 0% and a share price of $4.95. As of June 30, 2025, the Pre-Funded Warrants, the Additional Pre-Funded Warrants and the Common Warrants in a total amount of $5,151 were classified as equity, upon obtaining the Shareholder Approval.

e)

On February 3, 2025, the Company entered into an additional securities purchase agreement with Merchant Adventure Fund L.P., an existing investor, of the Company, relating to a private placement offering, or the Second Offering, of (i) 759,219 of the Company’s common shares, and (ii) warrants to purchase up to 45,553 common shares, which are classified as equity, or the Second Offering Warrants. The Second Offering price per share and accompanying warrant is $4.61. The Second Offering Warrants have an exercise price of $5.568 per share and a term of three years, commencing on the date of issuance.

The Second Offering closed on March 19, 2025, and the gross proceeds to the Company were $3,500.

f)	As to Kokomodo Transaction, see note 1d.

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

As of June 30, 2025, 831,062 common shares are available for future grants under the Plans.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Year ended June 30, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	8,100	$7.44	6.24	29
Share options granted	9,375	$4.40	4.56	13
Share options outstanding at end of the period	17,475	$5.80	4.87	$42
Share options exercisable at the end of the period	8,100	$7.41	5.24	$29
Share options unvested	9,375	$4.40	4.56	13
Share options vested and expected to vest at the end of the period	17,475	$5.80	4.87	$42

	Year ended June 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	17,475	$5.80	4.87	$42
Share options forfeited	(6,720)	$5.10	-	-
Share options outstanding and exercisable at end of the period	10,755	$6.23	4.23	$24
Share options vested and expected to vest at the end of the period	10,755	$6.23	4.23	$24

Compensation expenses recorded in general and administrative expenses related to options granted to non-employee consultants by Pluri Inc. and its Subsidiary for the years ended June 30, 2025 and 2024 were $2 and $9, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to CEO and to Former Directors:

A summary of the share options granted to CEO and to a former directors under the Plans by Pluri Inc. and its Subsidiary is as follows:

	Year ended June 30, 2024
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	229,353	$15.20	3.47
Share options granted	12,500	$6.08	6.73
Share options forfeited	(1,562)	$6.08	-
Share options outstanding at the end of the period	240,291	$14.82	2.42
Share options vested and exercisable at the end of the period	240,291	$14.82	2.42

	Year ended June 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	2.42
Share options outstanding at the end of the period	240,291	$14.82	1.42
Share options vested and exercisable at the end of the period	240,291	$14.82	1.42

As of June 30, 2025, the aggregate intrinsic value of these options was $0.

The fair value of the service-based share option grants was estimated on the grant date using a Black-Scholes option-pricing model. The weighted average grant date fair value of share options granted during fiscal year 2024 was $3.85 per option. No share options were granted during fiscal year 2025.

The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions:

2024
Underlying value of common shares ($)	4.40-6.08
Exercise price ($)	4.40-6.08
Expected historical volatility (%)	78.44
Expected terms of the option (years)	5-7
Risk-free interest rate (%)	4.04-4.13

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

On December 14, 2022, the Company’s CEO agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under the Company’s existing equity compensation plans. In that regard, the Company granted to the CEO (i) 41,853 RSUs, vesting ratably each month (see also item c), and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. All of these options were granted in December 2022 and will expire three years from the last vesting date.

 In addition, the Board also agreed to grant the CEO options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.80 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire three years after the last vesting date.

Compensation expenses recorded in general and administrative expenses related to options granted to CEO and directors by Pluri Inc. and its Subsidiary for the years ended June 30, 2025 and 2024 were $0 and $220, respectively.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and its Subsidiary, for the years ended June 30, 2025 and 2024:

	Year ended June 30,
	2025	2024
	Number
Unvested at the beginning of period	353,134	207,199
Granted	618,515	395,327
Forfeited	(29,018)	(132,400)
Vested	(307,868)	(116,992)
Unvested at the end of the period	634,763	353,134
Expected to vest after the end of period	583,844	319,533

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and its Subsidiary are approximately $1,547 to be recognized by the end of June 2028.

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants under the Plans by Pluri Inc. and its Subsidiary for the years ended June 30, 2025 and 2024:

	Year ended June 30,
	2025	2024
	Number
Unvested at the beginning of period	4,802	2,500
Granted	54,269	27,270
Vested	(34,520)	(24,968)
Unvested at the end of the period	24,551	4,802
Expected to vest after the end of period	24,551	4,802

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and its Subsidiary are approximately $81 to be recognized by the end of February 2028.

All RSUs and RS to employees, directors and consultants granted during fiscal 2025 and 2024 were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant.

The fair value of all RSUs and RS were determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSU and RS granted during fiscal years 2025 and 2024 was $4.49 and $4.40 per share, respectively.

Total compensation expenses related to RSUs and RS granted by Pluri Inc. and its Subsidiary were recorded as follows:

	Year ended June 30,
	2025	2024
Research and development expenses	$463	$316
General and administrative expenses	1,517	1,428
	$1,980	$1,744

General and administrative expenses include compensation expenses for the year ended June 30, 2025 and 2024, in the amount of $0 and $58, respectively, were related to 41,853 RSUs granted to the CEO, due each month (see also item b).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

e.	Summary of the Company’s warrants, pre-funded warrants and options:

	June 30, 2025
Warrants / Pre-Funded Warrants / Options	Weighted average exercise price per share	Options, pre-funded warrants and warrants for common shares	Options, pre-funded warrants and warrants exercisable for common shares	Weighted average remaining contractual terms (in years)
Warrants:	$8.24	697,485	697,485	0.55
	$8.40	258,565	258,565	0.51
	$8.48	29,688	29,688	0.47
	$8.72	16,875	16,875	0.49
	$8.96	16,875	16,875	0.50
	$5.57	84,599	84,599	3.00
	$5.57	45,553	45,553	2.72
Total warrants		1,149,640	1,149,640

Pre-Funded Warrants:	$-	1,002,169	1,002,169	3.00
Total pre-funded warrants		1,002,169	1,002,169

Options:	$6.23	10,755	10,755	4.23
	$8.96	41,853	41,853	1.04
	$12.48	62,500	62,500	1.25
	$16.64	62,500	62,500	1.25
	$20.80	62,500	62,500	1.25
	$6.08	10,938	10,938	5.73
Total options		251,046	251,046
Total Warrants, Pre-Funded Warrants and Options		2,402,855	2,402,855

This summary does not include 659,314 RSUs and RS that are not vested as of June 30, 2025.

(3)	Nasdaq Deficiency Letter:

On November 25, 2024, the Company received a deficiency letter, or the Nasdaq Letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum of $2,500 in shareholders’ equity for continued listing on The Nasdaq Capital Market. The Company was also not compliant with either of the alternative continued listing standards: a market value of listed securities of at least $35,000 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On January 6, 2025, the Company submitted a plan to regain compliance, or the Compliance Plan. Based on the Compliance Plan, Nasdaq granted the Company an extension until May 24, 2025, to regain compliance.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - SHAREHOLDERS’ EQUITY (CONT.)

On May 7, 2025, the Company received a letter from Nasdaq, determining that the Company has regained compliance with Listing Rule 5550(b)(2), due to the fact that for the 10 consecutive business days from April 22, 2025 through May 6, 2025, the market value of the Company’s listed securities was $35,000 or greater, satisfying the requirement under Rule 5550(b)(2). Accordingly, the Company has regained compliance and remains in good standing on the Nasdaq Capital Market.

NOTE 12: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Year ended June 30,
	2025	2024
Foreign currency translation differences, net	$(2,157)	$126
Interest income on deposits and restricted bank deposits	1,144	1,406
Change in fair value of warrant and pre-funded warrant liabilities	556	-
Income from hedging derivatives	251	148
Financial income (expenses), net	(206)	1,680
EIB loan interest expenses	(873)	(866)
	$(1,079)	$814

NOTE 13: - SEGMENT REPORTING

Segment Information

Following the adoption of ASU 2023-07, the Company is required to disclose significant segment expenses that are regularly provided to the CODM. As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. The Company’s CODM does not regularly review asset information by segments and, therefore, the Company does not report asset information by segment. Significant segment expenses are presented in the Company’s consolidated statements of operations.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Year ended June 30,
	2025	2024
Revenues from external customers	$1,336	$326

Salary expenses	$(12,229)	$(11,455)
Professional services expenses	(2,554)	(2,711)
Other segment items (1)	(9,803)	(7,504)

Net loss	$(23,250)	$(21,344)

Other segment disclosures:
Depreciation and amortization expenses	$316	$253
Share-based compensation expenses	2,143	2,618
Interest income	1,144	1,406
Interest expense	$873	$866

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 14: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 1,149,640 shares underlying outstanding warrants, 1,002,169 shares underlying outstanding pre-funded warrants (see note 11), 246,540 shares underlying outstanding options, and 659,314 shares underlying outstanding RSUs and RS for twelve months ended June 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,019,488 shares underlying outstanding warrants, 253,260 shares underlying outstanding options, and 357,936 shares underlying outstanding RSUs and RS for twelve months ended June 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Year ended June 30,
	2025	2024
Numerator:
Net loss attributed to shareholders	$(22,583)	$(20,888)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	6,332,487	5,235,743

Unexercised vested options with no par value exercise price	4,506	4,506

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	6,336,993	5,240,249

Net loss per share attributable to common shareholders – basic and diluted	$(3.56)	$(3.99)

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 15: - TAXES ON INCOME

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

Consolidated taxable income of Pluri and the Subsidiary, or the consolidated tax unit, is subject to tax at the rate of 23% for the years ended June 30, 2025 and 2024.

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

The Subsidiary has not received final tax assessments since its incorporation; however the assessments of the Subsidiary are deemed final through 2020.

The Law for the Encouragement of Capital Investments, 1959, or the Law (amendment No. 73):

In December 2016, the Knesset (Israeli Parliament) issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2017 and 2018), 2017, which consists of amendment No. 73 to the Law, or Amendment No. 73. According to Amendment No. 73, the tax rate on preferred income from a preferred enterprise in 2017 and thereafter is 16% (in development area A it will be 7.5%), or Preferred Enterprise.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 15: - TAXES ON INCOME (CONT.)

According to Amendment No. 73, special tax benefits were established for technological preferred enterprise, or Technological Enterprise, starting in 2017, which are as follows:

●	6% rate applies to qualifying Israeli companies that are part of a group with global consolidated revenue of over NIS 10 billion (approximately $2,900,000).

●	Other qualifying companies with global consolidated revenue below NIS 10 billion would be subject to a 12% tax rate (in development area A it will be 7.5%).

●	Withholding tax on dividends paid to foreign entity investors (i.e., not to a private person) are subject to a reduced rate of 4% for all qualifying companies (unless further reduced by a treaty), subject that at least 90% of the company is held by foreign entities (one or more).

Taxable income which is not produced as part of Technological Enterprise income is taxed at the regular tax rate (23% in 2025 and 2024).

As of June 30, 2025, the Subsidiary’s management believes that the Subsidiary may meet the conditions mentioned above to potentially qualify as a Technological Enterprise or alternatively as a Preferred Enterprise, subject to confirmation by the relevant authorities.

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

4.	Ever After Foods and Kokomodo:

Each of Ever After Foods and Kokomodo is an Israeli tax resident and are subject to corporate income tax at the rate of 23%.

b.	Carryforward losses for tax purposes

As of June 30, 2025, Pluri had a U.S. federal net operating loss carryforward for income tax purposes in the amount of $29,798. Net operating loss carryforwards arising in taxable years prior to 2018, can be carried forward and offset against taxable income for 20 years and thus will expire between 2022 and 2037. Net operating losses generated in tax years 2002 until 2005 expired and were reduced from the total net operating loss carryforward available.

Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of Section 382 of the U.S. Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Subsidiary has accumulated losses, for tax purposes, as of June 30, 2025, in the amount of approximately $129,286, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 15: - TAXES ON INCOME (CONT.)

 As of June 30, 2025, Pluri Inc. and the Subsidiaries consolidated accumulated losses, for tax purposes, are approximately $144,727, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2025, in the amount of approximately $608, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

c.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2025	2024
Consolidated loss of Pluri Inc. and the Israeli Subsidiaries	$23,248	$21,339
Pluristem GmbH	7	5
	$23,255	$21,344

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2025	2024
Deferred tax assets:
Operating loss carryforwards	$69,558	$69,852
Research and development credit carryforwards	2,314	3,780
Issuance costs	72	25
Allowances and reserves	219	173

Deferred tax liability, net - Kokomodo Transaction:
Cocoa cell growth and application platform	(468)	-
Ability to develop additional applications	(31)	-
	(499)	-

Total deferred tax assets before valuation allowance	72,163	73,830
Valuation allowance	(72,079)	(73,830)

Net deferred tax liability	$(415)	$-

As of June 30, 2025 and 2024, the Company has provided full valuation allowances with respect to the deferred tax assets resulting from tax loss carryforwards and other temporary differences of the Israeli entities (other than Kokomodo, see note 1d), since it has a history of operating losses and due to current uncertainty concerning its ability to realize these deferred tax assets in the future.

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 15: - TAXES ON INCOME (CONT.)

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2025 and 2024, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of taxes at the federal statutory rate to Company’s provision for income taxes:

In 2025 and 2024, the main reconciling item of the statutory tax rate of the Company (21% to 23%) to the effective tax rate (0%) is tax loss carryforward and research and development credit carryforward for which a full valuation allowance was provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2025, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Zami Aberman	Chairman	71	June 2019
Yaky Yanay	President Director CEO	54	February 2014 February 2015 June 2019
Liat Zalts	CFO & Treasurer	42	October 2024
Rami Levi	Director	63	June 2021
Maital Shemesh-Rasmussen	Director	56	June 2021
Alexandre Weinstein	Director	67	February 2025
Eitan Ajchenbaum	Director	63	September 2025

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Zami Aberman

Mr. Aberman joined the Company in September 2005 and has served as our Chairman since January 2022, as Executive Chairman from June 2019 until December 2021, as our Co-CEO from March 2017 until June 2019, as our CEO from November 2005 until March 2017, and as President of the Company from September 2005 until February 2014. When he joined the Company, he changed the Company’s strategy towards cellular therapeutics. Mr. Aberman’s vision to use the maternal section of the placenta (Decidua) as a source for cell therapy, combined with the company’s 3D culturing technology, led to the development of our products. Since November 2005, Mr. Aberman has served as a director of the Company, and since April 2006, as Chairman of the Board. He has 40 years of experience in marketing and management in the high technology industry. Mr. Aberman has held the CEO and Chairman positions of various companies located in Israel, the United States, Europe, Japan and Korea. Mr. Aberman also serves as a director of our subsidiaries Pluri Biotech and Pluristem GmbH.

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

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President from February 2014 and as our CEO from June 2019, previously serving as Co-CEO from March 2017. In addition, Mr. Yanay serves as a director of our subsidiaries, namely Pluri Biotech and Pluristem GmbH, and as both Chairman and director of Ever After Foods, Coffeesai and Kokomodo. Mr. Yanay has served in various executive positions in Pluri since 2006 including as our CFO, from November 2006 until February 2014 and from February 2015 until March 2017. He also served as our Chief Operating Officer from February 2014 until March 2017. From November 2006 to February 2014, he served as our Secretary and served as our Executive Vice President from March 2013 until February 2014. From 2015 to 2018 Mr. Yanay served as the Co-Chairman of Israel Advanced Technology Industries (IATI), the largest umbrella organization representing Israel’s high tech and life science industries and since August 2012 has continually served as a Director of IATI, representing Israel’s life sciences industry. Prior to joining the Company, Mr. Yanay founded the “Israeli Life Science Forum” and also served as the CFO of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the board of directors of Elbit Vision Systems Ltd. Prior to these positions, Mr. Yanay served as manager of audit groups of the technology sector at Ernst & Young Israel.

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

Liat Zaltz

Ms. Zalts joined the Company in December 2022 and served as director of finance until September 2024. Effective as of October 2024, Ms. Zalts serves as the Company’s CFO and Treasurer. Ms. Zalts currently serves as a director of our subsidiaries, Ever After Foods, Pluristem GmbH, and Kokomodo, and a director of Haifa International Stadium Co. Ltd. from June 2020. From March 2018 to November 2022, Ms. Zalts served as a CFO of Matics Manufacturing Analytics Ltd., a SaaS, high-tech company based in Israel. From October 2008 to February 2018, Ms. Zalts worked at Ernst & Young Israel and, between 2014 and 2018, served as a manager of audit groups relating to public and private companies in the high-tech department. Ms. Zalts holds a bachelor’s degree in economics and business management from Haifa University, a degree in accounting from Bar Ilan University and is a certified public accountant in Israel.

Rami Levi

 Mr. Levi became a director of the Company in June 2021. Mr. Levi is the Founder and President of Catalyst Group International, LLC where, since 2009, he has provided consulting services relating to strategic planning to notable clients in the private and public sectors. From 2004 to 2006, he served as Senior Deputy General and Head of Marketing Administration at Israel’s Ministry of Tourism. He holds an MA with Honors in Political Science from The Hebrew University of Jerusalem. Mr. Levi also serves as a director of our subsidiary, Pluri Biotech.

We believe that Mr. Levi’s qualifications to sit on our Board include his experience in strategic planning, business development and activities in the government sector.

Maital Shemesh-Rasmussen

Ms. Shemesh-Rasmussen became a director of the Company in January 2021. From 2021 to 2024, Ms. Shemesh-Rasmussen served as the Chief Commercial Officer of Octave Bioscience, Inc. Prior to that, Ms. Shemesh-Rasmussen served as the Global Head of Marketing at Roche Diagnostics Information Solutions between 2018 and 2020, leading global marketing efforts for Roche’s Precision Medicine and digital health solutions. Between 2016 and 2018, Ms. Shemesh-Rasmussen worked as a consultant to several health-tech companies. From 2013 to 2016, she held leading roles at Oracle Health Sciences, overseeing product marketing in its Global Business, as well as in the Oracle Digital Health Innovation Unit. Earlier in her career, Ms. Shemesh-Rasmussen founded and served as president of Rasmussen Communication, Inc. She also spent five years at JPMorgan Chase Bank (2002-2007) as Vice President. Ms. Shemesh-Rasmussen holds a BA in Behavioral Sciences from Ben-Gurion University. Ms. Shemesh-Rasmussen also serves as a director of our subsidiary, Pluri Biotech.

We believe that Ms. Shemesh-Rasmussen’s qualifications to sit on our Board include her experience in marketing for pharmaceutical companies, science, business development and investment banking.

Alexandre Weinstein

Mr. Alexandre Weinstein became a director of the Company in February 2025. Mr. Weinstein is a global investor and entrepreneur with a career spanning over two decades in the pharmaceutical, biotechnology, and high technology sectors. Mr. Weinstein is the co-founder of WM Partners and has been a General Partner of WM Partners since 2016, co-founder and a General Partner of Olive Tree Ventures since 2018, and a General Partner of Venterra Capital since 2018. From 1990 to 2014, Mr. Weinstein was the CEO of CFR Pharmaceuticals S.A. Mr. Weinstein is also serving as a member of the board of directors of Worthy Inc. and Procaps Group, S.A (Nasdaq: PROC) since 2024 and several other privately held tech companies. Mr. Weinstein holds a Business and Accounting degree from Pontificia Universidad Católica de Chile, where he is also a certified public auditor and accountant. Mr. Weinstein participated in post graduate Owner/ President Management Program at Harvard Business School.

We believe that Mr. Weinstein’s qualifications to sit on our Board include his years of experience in leading high-growth organizations, his vast skill and expertise in strategic investments and business development, as well as his knowledge and familiarity with the pharmaceutical, biotechnology, and sustainable technology sectors.

Eitan Ajchenbaum

Mr. Ajchenbaum became a director of the Company in September 2025. Mr. Ajchenbaum is a Certified Public Accountant (Israel) with over 30 years of senior executive and board experience in both public and private companies. Since June 2025, Mr. Ajchenbaum has served as Chief Financial Officer and Deputy Chief Executive Officer of WeSure Global Tech Ltd. (WESR.TA), a public holding company, traded on the Tel-Aviv Stock Exchange, focusing on the financial and insurance arenas.  From 2011 until April 2024, Mr. Ajchenbaum served as Chief Financial Officer and Treasurer of Berkshire Hathaway Guard (and since 2007, as a board member in most of the Guard group of companies), an insurance group where he previously held the role of Chief Risk Officer and was responsible for finance, accounting, corporate legal, investments, internal audit, risk management and more. Earlier in his career, Mr. Ajchenbaum held senior finance positions including as Chief Financial Officer of Bezeq International Ltd. (BZQIY.TA), Executive Vice President of Direct Insurance Ltd. (DRIN.TA), and Finance and Organization Manager at Analyst Investment Company Ltd. (ANLT.TA). Mr. Ajchenbaum also began his career as an auditor at Kesselman & Kesselman (currently PwC Israel). Mr. Ajchenbaum holds a B.A. in Accounting and Economics from Tel-Aviv University.

We believe that Mr. Ajchenbaum’s qualifications to sit on our Board include his extensive experience as a senior financial executive of both U.S. and international companies, his expertise in financial reporting under U.S. GAAP and IFRS, and his background in risk management, internal controls, and corporate governance. His prior service as Chief Financial Officer and Treasurer of Berkshire Hathaway Guard, together with his leadership roles at other publicly traded companies, provide him with the financial expertise and board oversight skills necessary to contribute meaningfully to our Board and to serve as Chairman of the Audit Committee.

The Board determined that the directors Zami Aberman, Rami Levi, Maital Shemesh-Rasmussen,Alexandre Weinstein and Eitan Ajchenbaum are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. None of the independent directors has any relationship with us besides serving on our Board.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until June 30, 2025, the members of our Audit Committee were Mr. Birger, Mr. Levi and Ms. Shemesh-Rasmussen. Mr. Birger, who served as the Chairman of the Audit Committee, was not re-elected as a director for the 2025 Annual Meeting, held on June 30, 2025, and his membership on the Board and Audit Committee terminated on June 30, 2025. Between June 30, 2025, and September 10, 2025, following Mr. Birger’s departure, our Audit Committee consisted of two independent directors and did not comply with the Audit Committee Requirements pursuant to Nasdaq Listing Rule 5605(c)(2)(A), which requires at least three independent directors. On July 2, 2025, we received notice from Nasdaq granting a cure period to regain compliance by the earlier of our next annual meeting of shareholders, or June 30, 2026. On September 10, 2025, Mr. Eitan Ajchenbaum was appointed to serve as an independent director on the Board, as Chairman of the Audit Committee. Subsequently, on September 11, 2025, we received a letter from Nasdaq confirming that the Company had regained compliance with the Audit Committee Requirements.

Prior to Mr. Birger’s departure, the Board had determined that all Audit Committee members were “independent” as defined under SEC and Nasdaq rules, and that Mr. Birger qualified as an audit committee financial expert. In connection with his appointment, the Board determined that Mr. Ajchenbaum is independent under SEC and Nasdaq rules and qualifies as an Audit Committee financial expert.

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

Our Audit Committee held seven meetings and took action by written consent two times during fiscal year 2025.

Compensation Committee

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

Our Compensation Committee held five meetings and took action by written consent once during fiscal year 2025.

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

Our Nominating Committee did not hold any meetings during Fiscal Year 2025 and took action by written consent once.

Investment Committee

Until June 30, 2025, Mr. Doron Birger served as the Chairman and sole member of the Investment Committee. Since Mr. Birger was not re-elected as a director for the 2025 Annual Meeting held on June 30, 2025, his membership on the Board and Investment Committee terminated on June 30, 2025. Prior to Mr. Birger’s departure, the Board had determined that Mr. Birger is an “independent” director under SEC and Nasdaq rules and regulations. On July 2, 2025, the Board approved the appointment of Maital Shemesh-Rasmussen, an independent director, as the new member of the Investment Committee. The Board further resolved that Rami Levi, an independent director, will be invited to attend each meeting of the Investment Committee. On September 10, 2025, the Board approved the appointment of Mr. Ajchenbaum, an independent director, as the new and sole member of the Investment Committee.

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

Our Investment Committee held four meetings with executive management and consultants and took action by written consent once during Fiscal Year 2025.

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

We have never received communications from shareholders recommending individuals to any of our independent directors. Therefore, we do not yet have a policy regarding the consideration of any director candidates recommended by shareholders. In fiscal year 2025, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board. We have not received any recommendations from shareholders for Board nominees. All of the nominees for election at the 2025 meeting of shareholders were current members of our Board, at that time.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board, our officers including our CEO (being our principal executive officer) and our CFO (being our principal financial and accounting officer) and our employees.

Our Code of Business Conduct and Ethics is posted on our Internet website at www.pluri-biotech.com. The information on our website is not incorporated by reference in this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other transactions in our securities that applies to our directors, officers, employees, consultants, contractors and other related persons of the Company and its Subsidiaries, including family members, members of their household, as well as the Company itself.

The insider trading policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. Specifically, the insider trading policy prohibits (i) engagement in any transaction involving the purchase or sale of the Company’s securities during certain periods while holding material nonpublic information; and (ii) tipping of any material nonpublic information where such information may be used for profit by trading in the Company’s securities. Pursuant to the insider trading policy, nonpublic information relating to the Company is the property of the Company and the unauthorized disclosure of such information is forbidden.

The Company believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC and based on that review, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, other than a Form 3 filed by Alexandre Weinstein on February 18, 2025, and a Form 4 filed by Alexandre Weinstein and Chutzpah as a joint filer on July 1, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation owed to our CEO and our CFO, or our named executive officers, for the fiscal years ended June 30, 2025, and 2024. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year(3)	Salary ($)(4)		Non-Equity Plan Compensation ($)		Bonus ($)		Share-based Awards ($)(7)		All Other Compensation ($)		Total ($)
Yaky Yanay	2025	441,816	(6)	81,500	(8)			944,341	(11)	35,101	(12)	1,502,758
CEO	2024	281,693	(5)(6)	23,976	(8)			399,000	(5)	36,810	(12)	741,479

Liat Zalts(1)	2025	194,637		-				381,321		13,722	(13)	589,680
CFO & Treasurer

Chen Franco-Yehuda(2)	2025	231,355		10,861	(9)	25,794	(10)	43,748	(11)	15,126	(14)	326,883
Former CFO	2024	257,309	(6)	7,992	(9)			202,350		24,715	(14)	492,366

(1)	Ms. Zalts serves as the Company’s CFO and Treasurer effective from October 2024. The compensation reflects amounts received during the entire fiscal year.

(2)	Ms. Franco-Yehuda served as the Company’s CFO until September 30, 2024, and her term of employment ended on March 31, 2025. On February 11, 2025, the Board approved an acceleration of 50% of the then-unvested share award, equal to 11,094 RSUs, in accordance with Ms. Franco-Yehuda’s employment agreement.

(3)	The information is provided for each fiscal year, which begins on July 1 and ends on June 30.

(4)	Amounts paid for Salary which were originally denominated in NIS, were translated into U.S. dollars at the then current exchange rate for each payment. The salaries of Mr. Yanay, Ms. Zalts and Ms. Franco-Yehuda are comprised of base salaries and additional payments and provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel.

(5)	On December 14, 2022, Mr. Yanay, agreed to forgo, starting January 1, 2023, $375,000 of his annual cash salary for the next twelve months in return for equity grants, issuable under our existing equity compensation plans. In that regard, we granted Mr. Yanay (i) 41,853 RSUs, vesting ratably each month, and (ii) options to purchase 41,853 common shares, vesting ratably each month, with a term of 3 years, at an exercise price of $8.96 per share. In addition, the Board also agreed to grant Mr. Yanay options to purchase 187,500 common shares, with a term of 3 years, with the following terms: (i) options to purchase 62,500 common shares at an exercise price of $12.48 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, (ii) options to purchase 62,500 common shares at an exercise price of $16.64 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023, and (iii) options to purchase 62,500 common shares at an exercise price of $20.8 per share, 50% vesting on June 30, 2023 and 50% vesting on December 31, 2023. All options were granted in January 2023 and will expire on April 27, 2026.

(6)	In December 2023, in light of the ongoing conflict in Israel and challenges in predicting its resolution and the subsequent impact on the Company’s operations, and in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 20% monthly cash salary reduction in the amount of 39,600 NIS to Mr. Yanay, our CEO, for the months of January 2024 and February 2024, (ii) a 20% cash salary reduction in the amount of 39,000 NIS to Mrs. Franco-Yehuda, our former CFO, for the months of December 2023, January 2024 and February 2024. In July 2025, Mr. Yanay elected to forgo 25% of his monthly cash salary for a period of six months commencing July 2025.

(7)	The fair value recognized for the share-based awards was determined as of the grant date in accordance with ASC 718. The assumptions used in the calculations for these amounts for fiscal year 2025 are included in Note 11 to our audited consolidated financial statements for fiscal year 2025 and 2024, respectively, included elsewhere in this Annual Report (see also “Grants of Plan-Based Awards” table presented below).

(8)	For Mr. Yanay, we accrued bonuses during fiscal years 2025 and 2024 of $81,500 and $23,976, respectively, for certain target bonuses as a result of the achievement of certain milestones that were defined by the Compensation Committee and for certain performance-based bonuses as defined in his employment agreement. On September 18, 2024, the Board approved a bonus payment of $31,500 to Mr. Yanay. Such bonus was paid in October 2024.

(9)	For Ms. Franco-Yehuda, we accrued bonuses during fiscal years 2025 and 2024 of $10,861 and $7,992, respectively, for certain performance-based bonuses as defined in her employment agreement. On September 18, 2024, the Board approved a bonus payment of $11,056 to Ms. Franco-Yehuda in accordance with her employment agreements. Such bonus was paid in October 2024. The remaining total balance of the bonus due to Mrs. Franco-Yehuda in the amount of $7,797, was paid in February and March 2025.

(10)	On September 18, 2024, the Board approved a one-time bonus payment of $25,794 to Ms. Franco-Yehuda. Such bonus was paid in October 2024.

(11)	On September 18, 2024, the Board also approved a special bonus of $131,250 for the CEO and a bonus payment of $43,750 for the former CFO, which were paid in common shares in September 2024. Accordingly, the Board resolved that the issuance of shares to the CEO and to the former CFO will be made under the Company’s 2019 Plan.

(12)	Includes costs in connection with car and mobile phone expenses for Mr. Yanay for fiscal year 2025 and 2024. We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed up and is part of the amount in the “Salary” column.

(13)	Includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Zalts for fiscal year 2025.

(14)	Includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Franco-Yehuda for fiscal year 2025 and 2024.

Employment Agreements

During fiscal year 2025, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Effective January 1, 2021, Mr. Yanay’s monthly salary is NIS 99,000, approximately $30,000 per month. Mr. Yanay is also provided with a cellular phone and a Company car (including gross payment of tax associated with the company car benefit) pursuant to the terms of his agreement. Furthermore, Mr. Yanay is entitled to a performance-based bonus of 1.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to seven times his monthly salary subject to milestones and performance targets that were set by our Compensation Committee. The Board may also grant Mr. Yanay a discretionary bonus of up to 3 months of his monthly salary.

(b)	Effective January 1, 2021, Ms. Franco-Yehuda’s monthly salary was NIS 65,000. Ms. Franco-Yehuda also received cellular phone expense reimbursements and was entitled to car expense reimbursements or Company car pursuant to the terms of her employment agreement. Furthermore, Ms. Franco-Yehuda was entitled to a performance-based bonus of 0.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to five and a half times her monthly salary, subject to milestones and performance targets that were set by our Compensation Committee. The Board could also grant Ms. Franco-Yehuda a discretionary bonus of up to 3 months of her monthly salary. Ms. Franco-Yehuda served as the Company’s CFO until September 30, 2024, and her term of employment ended on March 31, 2025. On February 11, 2025, the Board approved an acceleration of 50% of the then-unvested share award, equal to 11,094 RSUs, in accordance with Ms. Franco-Yehuda’s employment agreement.

(c)	On September 18, 2024, the Company entered into an employment agreement and a standard indemnification agreement with Liat Zalts, as the Company’s CFO and Treasurer effective as of October 1, 2024. Effective October 1, 2024, Ms. Zalts receives a monthly salary of NIS 48,000. She is also entitled to reimbursement for cellular phone expenses and either reimbursement of car expenses or the provision of a Company car, in accordance with the terms of her employment agreement. Ms. Zalts was granted 15,000 RSUs with a three-year vesting period (50% will vest quarterly on the first year, 25% will vest quarterly on the second year and 25% will vest quarterly on the third year). The agreement also provides for acceleration of unvested awards upon certain terminations or a Change of Control. Except as otherwise set forth herein, there is no arrangement or understanding between Ms. Zalts any other person pursuant to which she was appointed as CFO and there are no transactions in which Ms. Zalts has an interest requiring disclosure under Item 404(a) of Regulation S-K.

(d)	On September 18, 2024, the Board approved a bonus payment of $31,500 to the CEO and a bonus payment of $36,850 to Ms. Franco-Yehuda in accordance with their employment agreements and a one-time bonus. Such bonus was paid in October 2024. In addition, the Board also approved a special bonus of $131,250 for the CEO and a bonus payment of $43,750 for Ms. Franco-Yehuda, which were paid in October 2024. Accordingly, the Board resolved that the issuance of shares to the CEO and to Ms. Franco-Yehuda was under the Company’s 2019 Plan.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (ii) in the event of termination of Ms. Zalts’ employment, she is entitled to a severance payment, under Section 14 of the Israeli Severance Pay Law, 1963, or the Severance Pay Law.

In addition, Mr. Yanay and Ms. Zalts are entitled to acceleration of the vesting of their options and RSUs in the following circumstances: (1) if we terminate their employment for a reason other than cause (as may be defined in each respective agreement), they will be entitled to acceleration of 100% of any unvested awards and (2) if they resign, they will be entitled to acceleration of 50% of any unvested award, subject to the approval of the Board. In addition, Mr. Yanay and Ms. Zalts are also entitled to acceleration of 100% of any unvested award in case of our change in control as defined in their respective employment agreements.

The following table displays the value of what our CEO and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2025.

Officer	Salary		Accelerated Vesting of RSUs(1)		Total

Yaky Yanay
Terminated due to officer resignation	$765,287	(5)	$488,669	(2)	$1,253,956
Terminated due to discharge of officer	$765,287	(5)	$977,338	(3)	$1,742,625
Change in control	$765,287	(5)	$977,338	(4)	$1,742,625

Liat Zalts
Terminated due to officer resignation	-	(6)	$176,915	(2)	$179,915
Terminated due to discharge of officer	-	(6)	$353,831	(3)	$353,831
Change in control	$59,154	(6)	$353,831	(4)	$412,985

(1)	Value shown represents the difference between the closing market price of our common shares on June 30, 2025, of $4.95 per share and the applicable exercise price of each grant.

(2)	Up to 50% of all unvested RSUs issued under the applicable equity incentive plans vest upon resignation under the terms of those plans, subject to the approval of the Board at its sole discretion.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans.

(5)	Pursuant to his employment agreement, in case of termination or change of control, Mr. Yanay is entitled to adjustment fees of $381,000 (nine (9) months salaries including provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel). In addition, as of June 30, 2025, Mr. Yanay is eligible to receive severance payments of $384,000, out of which $399,000 has been accrued in his severance fund. Therefore, we will not need to pay the difference between Mr. Yanay’s eligibility to receive severance payment and the value of the fund.

(6)	Pursuant to her employment agreement, in case of termination, Ms. Zalts is entitled to provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel) and severance payments, according to Section 14 of the Severance Pay Law. In addition, in the event of change of control Ms. Zalts is entitled to adjustment fees of $59,000 (three (3) months salaries).

Pension, Retirement or Similar Benefit Plans

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options, RSUs or RS at the discretion of our Board in the future.

Outstanding Equity Awards at the End of Fiscal Year 2025

The following table presents the outstanding equity awards held as of June 30, 2025, by our named executive officers, all of which have been issued pursuant to our 2019 Equity Compensation Plan, or the 2019 Plan, and the Amended and Restated 2016 Equity Compensation Plan, or the 2016 Plan:

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Yaky Yanay	3,488	-	8.96	31/01/2026	-		-
	3,488	-	8.96	18/02/2026	-		-
	3,488	-	8.96	31/03/2026	-		-
	3,488	-	8.96	25/04/2026	-		-
	3,488	-	8.96	31/05/2026	-		-
	3,488	-	8.96	30/06/2026	-		-
	3,488	-	8.96	31/07/2026	-		-
	3,488	-	8.96	31/08/2026	-		-
	3,488	-	8.96	30/09/2026	-		-
	3,488	-	8.96	31/10/2026	-		-
	3,488	-	8.96	30/11/2026	-		-
	3,489	-	8.96	31/12/2026	-		-
	31,250	-	12.48	30/06/2026	-		-
	31,250	-	12.48	31/12/2026	-		-
	31,250	-	16.64	30/06/2026	-		-
	31,250	-	16.64	31/12/2026	-		-
	31,250	-	20.8	30/06/2026	-		-
	31,250	-	20.8	31/12/2026	-		-
	-	-	-	-	38,279	(1)	$189,481
	-	-	-	-	159,163	(2)	$787,857
Liat Zalts	-	-	-	-	2,731	(3)	$13,519
	-	-	-	-	9,375	(4)	$46,406
	-	-	-	-	59,375	(5)	$293,906

(1)	38,279 RSUs will vest in seven equal installments of 5,469 on July 23, 2025, and every three months thereafter.

(2)	159,163 RSUs vest as follows: (a) 68,211 RSUs vest in three equal installments of 22,737 on August 28, 2025, and three months thereafter; and (b) 90,952 RSUs vest in eight equal installments of 11,369 on May 25, 2026, and every three months thereafter.

(3)	2,731 RSUs vest as follows: (a) 2,346 RSUs vest in six equal installments of 391 on July 18, 2025, and three months thereafter; and (b) one installment of 385 on January 18, 2027.

(4)	9,375 RSUs vest as follows: (a) one installment of 1,875 RSUs on September 18, 2025; (b) 6,566 RSUs vest in seven equal installments of 938 RSUs on December 18, 2025, and every three months thereafter; and (c) one installment of 934 RSUs on September 18, 2027.

(5)	59,375 RSUs vest as follows: (a) 25,446 RSUs vest in three equal installments of 8,482 on August 28, 2025, and three months thereafter; and (b) 33,929 RSUs vest in eight equal installments of 4,241 on May 25, 2026, and every three months thereafter.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2025:

Name	Fees Earned or Paid in Cash ($)(2)	Stock-based Awards ($)(3)	Total ($)
Alexandre Weinstein	17,500	45,818	63,318
Doron Birger (1)	48,984	52,232	101,216
Maital Shemesh-Rasmussen	44,000	49,943	93,943
Rami Levi	44,000	49,943	93,943
Zami Aberman	129,003	64,145	193,148

(1)	Mr. Birger served as a director until June 30, 2025, when he was not re-elected as a director at the 2025 Annual Meeting.

(2)	Excluding VAT.

(3)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718.

As of June 30, 2025, we have outstanding grants to our non-executive directors aggregating 208,743 RSUs of which 161,148 were exercisable or vested, as the case may be, as follows:

Name	Total of options and RSUs granted and outstanding	Total unvested RSUs
Zami Aberman	142,556	14,964
Doron Birger(1)	19,178	-
Alexandre Weinstein	10,250	8,969
Rami Levi	18,314	11,804
Maital Shemesh-Rasmussen	18,445	11,858
Total	208,743	47,595

(1)	Since Mr. Birger was not re-elected as a director at the Company’s 2025 Annual Meeting, 100% of his unvested awards as of June 30, 2025, were accelerated.

For all directors, the vesting of directors’ share options, RSUs and RS accelerate in the following circumstances: (1) if the director is not re-nominated to serve on the Board or the director is not re-elected by stockholders at a special or annual meeting, this will result in the acceleration of 100% of any unvested award, and (2) the voluntary resignation of a director will result in the acceleration of up to 50% of any unvested award subject to Board approval. In addition, a change in control will result in the acceleration of 100% of any unvested award of our directors.

Mr. Aberman serves as our Chairman of the Board, and on January 1, 2023, we entered into a new consulting agreement, or the New Agreement, with Mr. Aberman pursuant to which Mr. Aberman currently receives a yearly gross amount of $116,000 plus VAT as applicable in Israel, payment is made on a monthly basis. Mr. Aberman is also entitled, Subject to Board’s discretion, a special bonus payment of up to $75,000 for extraordinary performance, or special efforts devoted on behalf of the Company. In addition, the Board or the Board’s Compensation Committee may decide to grant Mr. Aberman with other bonuses at the Board discretion. Mr. Aberman is also entitled to a monthly car expenses reimbursement of NIS 4,000.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 16, 2025 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of Directors and Named Executive Officers listed below is c/o Pluri Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage of Shares Beneficially Owned

Directors and Named Executive Officers

Alexandre Weinstein Director	2,473,278	(2)	26.8%

Chen Franco-Yehuda Former CFO	40,064		*

Liat Zalts CFO & Treasurer	28,765	(3)	*

Eitan Ajchenbaum Director	-		-

Maital Shemesh-Rasmussen Director	8,582	(4)	*

Rami Levi Director	8,487	(5)	*

Yaky Yanay CEO, President and Director	518,541	(6)	6.2%

Zami Aberman Chairman of the Board of Directors	142,858	(7)	1.8%

Directors and Executive Officers as a group (7 persons)	3,180,511	(8)	35.3%

5% Shareholders

John A. Gunn	307,250	(9)	3.8%

Merchant Adventure Fund L.P.	1,324,730	(10)	16.2%

Chutzpah Holdings Limited	2,018,014	(11)	21.8%

Plantae Bioscience Ltd.	452,702	(12)	5.6%

*	less than 1%

(1)	Based on 8,155,948 common shares issued and outstanding as of September 16, 2025. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes 931,246 common shares, pre-funded warrants to purchase up to 1,002,169 common shares, and warrants to purchase up to 84,599 common shares, which are owned by Chutzpah which Mr. Weinstein indirectly owns 100% of, and may be deemed to beneficially own securities owned by Chutzpah, and 452,702 common shares which are owned by Plantae, which Mr. Weinstein indirectly owns approximately 77% of, and may be deemed to beneficially own securities owned by Plantae.

(3)	Includes 2,266 RSUs which vest within 60 days.

(4)	Includes 299 RSUs which vest within 60 days.

(5)	Includes 290 RSUs which vest within 60 days.

(6)	Includes options to acquire 229,353 common shares and 5,469 RSUs which vest within 60 days and 836 common shares which are owned by Yaacov Yanay Management Ltd., of which Mr. Yaky Yanay indirectly owns 100%.

(7)	Includes 345 RSUs which vest within 60 days and 11,472 common shares which are owned by Rose Hitech Ltd., which Mr. Zami Aberman indirectly owns with his spouse.

(8)	Includes options to acquire up to 229,353 common shares.

(9)	Based solely upon a Schedule 13G filed by Mr. John A. Gunn, with the SEC on February 14, 2024. The address of the individual referenced in this footnote is 1651 Waverley Street Palo Alto, CA 94301.

(10)	Based on information provided to the Company. Merchant Adventure Fund L.P., directly owns 1,324,730 common shares, not including warrants to purchase up to 45,553 common shares, which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the common shares outstanding. The address of the entity referenced in this footnote is Merchant Adventure Fund LP, 1620 Cowper St., Palo Alto, CA 94301.

(11)	Based on information known to the Company. Chutzpah directly owns 931,246 common shares, including pre-funded warrants to purchase up to 1,002,169 Common Shares, and warrants to purchase up to 84,599 common shares. The address of the entity referenced in this footnote is 4TH Floor, Liberation House, Castle Street St. Helier, Y9, JE1 4HH.

(12)	Based on information known to the Company. Plantae directly owns 452,702 common shares. The address of the entity referenced in this footnote is Plantae Bioscience Ltd., Lyfe B, 10th Floor, 5a HaYarkon St., Bnei Brak, Israel 5120125.

Equity Compensation Plan Information

At our annual meeting of our shareholders held on May 31, 2016, our shareholders approved the 2016 Plan. On March 12, 2025, and on March 13, 2025, the Compensation Committee of the Board and the Board, respectively, adopted the Amended and Restated 2016 Equity Compensation Plan, or the 2016 Plan, which was thereafter approved by our shareholders at the 2025 Annual Meeting. Under the 2016 Plan, Awards, as defined therein, may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our direct and indirect subsidiaries. The 2016 Plan permits the issuance of: (a) share options, RS and RSUs that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), (b) share options that do not qualify under section 422 of the Internal Revenue Code of 1986, as amended ), (c) RS and RSUs, and (d) share options, RS and RSUs that qualify under Section 3(i) of the ITO. Under the 2016 Plan, the plan administrator is authorized to grant awards to acquire common shares, RS and RSUs, in each calendar year, in a number not exceeding 2.75% of the number of our common shares issued and outstanding on a fully diluted basis on the immediately preceding December 31.

In addition, at our annual meeting of our shareholders held on June 13, 2019, our shareholders approved the 2019 Plan. Under the 2019 Plan, options, RS and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our direct and indirect subsidiaries. Under the 2019 Plan, the plan administrator is authorized to grant options to acquire common shares, RS and RSUs in a number not exceeding 16% of the number common shares issued and outstanding immediately prior to the grant of such awards on a fully diluted basis.

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	251,046	$0.00001	831,062

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Kokomodo Transaction

On March 13, 2025, we and Pluri Biotech entered into the Share Purchase Agreement, effective as of March 12, 2025, with Chutzpah, a company wholly owned by Mr. Weinstein, a director of the Company, and Plantae, a corporation controlled by Mr. Weinstein, pursuant to which, on April 28, 2025, the Seller sold to the Purchaser the Purchased Shares, representing approximately 79% of the equity of Kokomodo, for an aggregate purchase price of $4.5 million, payable in the Consideration Shares.

Except for the Kokomodo Transaction and the arrangements described in Item 11, during fiscal years 2025 and 2024, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

The Board has determined that Doron Birger (with respect to his term of office until June 30, 2025), Rami Levi, Maital Shemesh-Rasmussen, Alexandre Weinstein, Zami Aberman and Eitan Ajchenbaum are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company in the last two fiscal years were as follows:

	Fiscal year ended June 30, 2025	Fiscal year ended June 30, 2024

Audit Fees	$130,511	$116,290

Audit-Related Fees	6,000	31,531

Tax Fees	-	-

All Other Fees	14,333	10,752

Total Fees	$150,844	$158,573

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, and (iii) audit services provided in connection with other regulatory or statutory filings.

Audit-Related Fees. During the year ended June 30, 2025, these fees were comprised of fees related to due diligence services related to the Kokomodo Transaction. During the year ended June 30, 2024, these fees were comprised of fees related to the consents related to our Form S-3 filings, consents related to our Form S-8 filings and fees related to the annual comfort letter relating to an At-The-Market agreement we entered into in July 2020 with Jeffries LLC, which was terminated in September 2023.

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

As of June 30, 2025, we have accrued approximately $40,000 for the annual audit fees for fiscal year 2025, which we expect to pay PricewaterhouseCoopers during fiscal year 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES .

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024).

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of our annual report on Form 10-K files September 18, 2024).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 29, 2025).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on January 29, 2025).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 6, 2025).

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 7, 2022).

10.3+	Summary of Directors’ Ongoing Compensation (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.4+	Form of Indemnification Agreement between Pluristem Therapeutics Inc. and each of our directors and officers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 8, 2021).

10.5+	Amended and Restated 2016 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on May 27, 2025).

10.6+	Form of Share Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016).

10.7+	Form of Restricted Stock Unit Agreement (employees) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.8+	Form of Restricted Stock Agreement (executive officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.9+	Form of Restricted Stock Agreement (directors) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on February 12, 2024)

10.10+	2019 Equity Compensation Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019).

10.11+	Form of Stock Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 12, 2019).

10.12+	Form of Restricted Stock Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.13+	Form of Restricted Stock Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.14+	Form of Restricted Stock Unit Agreement (executive officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 13, 2021).

10.15+	Form of Restricted Stock Unit Agreement (directors) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 13, 2021).

10.16+	Form of Restricted Stock Unit Agreement (employees) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 13, 2021).

10.17+	Consulting Agreement between Pluristem Ltd. and Mr. Zalman (Zami) Aberman dated January 1, 2022 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on January 3, 2022).

10.18+	Amendment No. 1 to Consulting Agreement with Mr. Zalman (Zami) Aberman (incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.19+	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020 (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 10, 2020).

10.20+	Amendment to the Amended and Restated Employment Agreement, dated December 1, 2023, by and between Pluri-Biotech Ltd. And Mrs. Chen Franco-Yehuda (incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.21+	Amended and Restated Employment Agreement between Pluristem Ltd. and Chen Franco-Yehuda dated September 10, 2020 (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 10, 2020).

10.22+	Amendment to the Amended and Restated Employment Agreement, dated December 25, 2023, by and between Pluri-Biotech Ltd. And Mr. Yaacov (Yaky) Yanay (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.23+	Letter agreement by and between Pluristem Ltd. and Chen Franco-Yehuda, dated September 13, 2021 (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on September 13, 2021).

10.24^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed on September 10, 2020).

10.25	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.26	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.27+	Letter agreement by and between Pluristem Ltd. and Yaky Yanay, dated September 13, 2021 (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 13, 2021).

10.28+	Amended and Restated Consulting Agreement by and between Pluri Biotech Ltd. and Mr. Zalman (Zami) Aberman, dated February 13, 2023. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 13, 2023).

10.29^	Share Purchase Agreement, dated January 5, 2022, by and among Tnuva Food-Tech Incubator (2019), Limited Partnership, Plurinuva Ltd. and Pluri-Biotech Ltd. (formerly Pluristem Ltd.) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.30^	Technology License Agreement, dated January 5, 2022, by and between Pluri-Biotech Ltd. (formerly Pluristem Ltd.) and Plurinuva Ltd. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.31	Sales Agreement, dated February 13, 2024, by and between the Company and A.G.P (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on February 13, 2024).

10.32	Share Purchase Agreement, dated June 12, 2024, by and between Ever After Foods and Investors (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 18, 2024).

10.33	Amended and Restated Technology License Agreement, dated June 12, 2024, by and between Pluri Biotech Ltd. and Ever After Foods Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on June 18, 2024).

10.34+	Amended and Restated Employment Agreement by and between Pluri Biotech Ltd. and Liat Zalts, dated September 18, 2024 (incorporated by reference to Exhibit 10.34 of our annual report on Form 10-K filed on September 18, 2024).

10.35	Securities Purchase Agreement, dated January 23, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 29, 2025).

10.36	Amendment to Securities Purchase Agreement, dated April 25, 2025, between the Company and Chutzpah Holdings Limited (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on May 13, 2025).

10.37

Securities Purchase Agreement, dated February 3, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on February 6, 2025).

10.38	Binding Term Sheet, dated January 23, 2025, between the Company, Chutzpah Holdings Ltd. and Plantae Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 29, 2025).

10.39	Form of RSU and options waiver letter agreement (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 11, 2025).

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Liat Zalts.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Liat Zalts.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our annual report on Form 10-K filed on September 18, 2024).

101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluri Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer

Dated: September 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: September 17, 2025

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: September 17, 2025

By:	/s/ Zami Aberman
Zami Aberman, Chairman of the Board

Dated: September 17, 2025

By:	/s/ Rami Levi
Rami Levi, Director

Dated: September 17, 2025

By:	/s/ Maital Shemesh-Rasmussen
Maital Shemesh-Rasmussen, Director

Dated: September 17, 2025

By:	/s/ Alexandre Weinstein
Alexandre Weinstein, Director

Dated: September 17, 2025

By:	/s/ Eitan Ajchenbaum
Eitan Ajchenbaum, Director

Dated: September 17, 2025