Form 10-Q
period 2025-09-30
Pluri Inc.
filed 2025-11-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 9,253,897 common shares issued and outstanding as of November 11, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2025	June 30, 2025
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,259	$5,895
Short-term bank deposits		10,797	14,718
Restricted cash		428	422
Customer receivables		294	236
Prepaid expenses and other current assets		1,143	824
Total current assets		16,921	22,095

LONG-TERM ASSETS:

Restricted bank deposits		909	879
Severance pay fund		654	610
Property and equipment, net		1,764	1,823
Intangible assets, net	3	2,748	2,793
Goodwill		3,136	3,136
Operating lease right-of-use asset		6,753	6,900
Other long-term assets		787	447
Total long-term assets		16,751	16,588

Total assets		$33,672	$38,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2025	June 30, 2025
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Trade payables		$877	$866
Accrued expenses		884	1,178
Operating lease liability		673	659
Accrued vacation and recuperation		764	859
Advances from customers		105	148
Loan from the European Investment Bank, or EIB	5	27,541	27,289
Other accounts payable		1,316	1,329
Total current liabilities		32,160	32,328

LONG-TERM LIABILITIES

Accrued severance pay		723	703
Operating lease liability		6,029	6,102
Deferred tax liabilities		407	415
Total long-term liabilities		7,159	7,220

COMMITMENTS AND CONTINGENCIES	4

SHAREHOLDERS’ DEFICIT

Share capital:	6
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of September 30, 2025, and June 30, 2025; Issued and outstanding: 8,162,707 and 7,893,767 shares as of September 30, 2025, and June 30, 2025, respectively		*	*
Additional paid-in capital		437,545	436,213
Accumulated deficit		(448,905)	(443,055)
Total shareholders’ deficit		(11,360)	(6,842)
Non-controlling interests		5,713	5,977
Total deficit		(5,647)	(865)
Total liabilities and deficit		$33,672	$38,683

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Three months ended September 30,
	Note	2025	2024
Revenues		$316	$326
Cost of revenues		(201)	(126)
Gross profit		115	200

Operating expenses:
Research and development expenses		$(3,961)	(3,392)
Less: participation by the National Institute of Allergy and Infectious Diseases, or NIAID, the Israeli Innovation Authority, or IIA, and Horizon Europe		30	503
Research and development expenses, net		(3,931)	(2,889)
General and administrative expenses		(2,534)	(2,509)

Operating loss		(6,350)	(5,198)

Other financial income (expenses), net		439	(621)
Interest expenses		(229)	(217)
Total financial income (expenses), net	7	210	(838)

Loss before taxes		$(6,140)	(6,036)

Tax benefit		8	-

Net loss		$(6,132)	(6,036)
Net loss attributed to non-controlling interest		$(282)	(154)
Net loss attributed to shareholders		$(5,850)	(5,882)

Loss per share:
Basic and diluted net loss per share		$(0.65)	(1.08)

Weighted average number of shares used in computing basic and diluted net loss per share		8,995,635	5,459,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional		Total	Non-	Total
	Shares	Amount			Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	99,092		(*	)	503	-	503	55	558
Net loss	-		-		-	(5,882)	(5,882)	(154)	(6,036)

Balance as of September 30, 2024	5,507,304	$	(*	)	$421,071	$(426,354)	$(5,283)	$5,220	$(63)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional		Total	Non-	Total
	Shares	Amount			Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance as of July 1, 2025	7,893,767	$	(*	)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)
Share-based compensation to employees, directors, and non-employee consultants	268,940		(*	)	1,332	-	1,332	18	1,350
Net loss	-		-		-	(5,850)	(5,850)	(282)	(6,132)
Balance as of September 30, 2025	8,162,707	$	(*	)	$437,545	$(448,905)	$(11,360)	$5,713	$(5,647)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Three months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,132)	$(6,036)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	130	65
Share-based compensation to employees, directors and non-employee consultants	1,350	558
Increase in customer receivable	(58)	(26)
Increase in prepaid expenses and other current assets and other long-term assets	(659)	(64)
Increase in trade payables	101	150
Decrease in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	(410)	(98)
Decrease in operating lease right-of-use asset and liability, net	88	87
Decrease (increase) in advances from customers	(43)	47
Increase in interest receivable on short-term deposits	(24)	(39)
Effect of exchange rate changes on cash, cash equivalents, deposits and restricted cash	1	(37)
Increase in short-term interest payable and exchange rate differences related to the EIB Loan (defined below), net	252	1,338
Decrease in accrued severance pay, net	(24)	(9)
Net cash used for operating activities	$(5,428)	$(4,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(116)	$(208)
Proceeds from short-term deposits, net	3,966	793
Net cash provided by investing activities	$3,850	$585

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	(22)	24
Decrease in cash, cash equivalents, restricted cash and restricted bank deposits	(1,600)	(3,455)
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,196	7,671
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$5,596	$4,216
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	4,259	3,198
Restricted cash	428	365
Long-term restricted bank deposits	909	653
Total cash, cash equivalents, restricted cash and restricted bank deposits	$5,596	$4,216
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$-	$19
Lease liabilities arising from obtaining right-of-use assets	$48	$18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.

Pluri Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd., or Pluri Biotech, incorporated under the laws of the State of Israel. Pluri Biotech has several subsidiaries, including:

-	Pluristem GmbH, or the German Subsidiary, a wholly owned subsidiary incorporated under the laws of Germany;

-	Ever After Foods Ltd., or Ever After Foods, a majority-owned subsidiary, incorporated under the laws of the State of Israel;

-	Coffeesai Ltd., or Coffeesai, a wholly owned subsidiary, incorporated under the laws of the State of Israel;

-	Kokomodo Ltd., or Kokomodo, a majority-owned subsidiary incorporated under the laws of the State of Israel; and

-	Cellav Health and Aesthetics Ltd., a wholly owned subsidiary, incorporated under the laws of the State of Israel.

Unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with Pluri Biotech and Pluri Biotech’s subsidiaries, or, (collectively, the Subsidiaries).

b.	Pluri is a biotechnology company with an advanced cell-based technology platform, which operates in one operating segment. Pluri has developed a unique three-dimensional cell expansion platform, supported by an in-house, industrial-scale cell manufacturing facility registered as a manufacturer with the U.S. Food and Drug Administration (FDA), and operated in accordance with Good Manufacturing Practice, or GMP, standards, currently on a self-declared basis. Pluri utilizes its proprietary technology across the fields of regenerative medicine, aesthetics and wellness, food technology, agricultural technology and as part of its Contract Development and Manufacturing Organization, or CDMO, business. In addition, Pluri intends to expand the application of its platform to other industries and business sectors requiring scalable and cost-efficient cell expansion solutions. Pluri is dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries.

c.

The Company has incurred an accumulated deficit of approximately $448,905 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2025, the Company’s total shareholders’ equity deficit amounted to $11,360. During the three-month period ended September 30, 2025, the Company incurred losses of $6,132 and its negative cash flow from operating activities was $5,428. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of September 30, 2025, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $16,393. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial, partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) enter into agreement with EIB regarding a loan restructuring, as detailed below, and (5) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. In the case that the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company does not have sufficient resources to meet its operating obligations for at least twelve months from the issuance date of these interim unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

d.	On April 30, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the EIB Loan. The amount received is due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the EIB Loan. Discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date are in progress. However, there is no certainty as to the outcome of these discussions. As of September 30, 2025, the linked principal and interest accrued balance was $27,541 and is presented among short-term liabilities (see note 5).

 NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2025, but not all disclosures required by U.S. GAAP are included.

Operating results for the three-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these interim unaudited condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, percentage of completion in revenue recognition, valuation of forfeiture rate and determining the valuation of the incremental borrowing rate of the lease and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

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

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder (see note 5).

The net income (losses) from derivatives instruments recognized in “Financial income (expenses), net” for the three-month period ended September 30, 2025 and 2024 were $289 and $50, respectively (see note 7), and were classified in level 2 on the fair value hierarchy.

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

Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investors’ requests for enhanced income tax information primarily through changes to the tax rate reconciliation and regarding income tax paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

ASU No. 2025-05 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, or ASU 2025-05:

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

ASU No. 2025-07 - “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”, or ASU 2025-07:

In September 2025, the FASB issued ASU 2025-07, which refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments prospectively to new contracts or retrospectively with a cumulative-effect adjustment. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

NOTE 3: - INTANGIBLE ASSETS, NET

Three months ended September 30,
2025
Cost:
Cocoa cell growth and application platform	$2,685
Ability to develop additional applications	138
Total cost	2,823
Accumulated amortization:
Cocoa cell growth and application platform	75
Ability to develop additional applications	-
Total accumulated amortization	75
Intangible assets, net	$2,748

Amortization expenses amounted to $45 for the three-month period ended September 30, 2025.

During the three-month period ended September 30, 2025, no impairment losses were recorded.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2025, an amount of $1,337 of cash and deposits was pledged by Pluri Biotech to secure its credit line, lease agreement, derivative and hedging and bank guarantees, and by Ever After Foods to secure its lease agreement.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR, applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of September 30, 2025, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,055, not including SOFR interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% of the Company’s revenues in the region for a five-year period, beginning in the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties to the EIB, see note 5.

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

In addition to any interest payable on the EIB Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amounts range from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of September 30, 2025, and June 30, 2025, the Company had an accrued royalty in the amount of $15 and $12, respectively.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the EIB Loan. As of September 30, 2025, the linked principal balance in the amount of $23,477 and the interest accrued in the amount of $4,064 are presented among short-term liabilities. Since the 36-month period of the Finance Contract has ended, the Company does not expect to receive additional funds pursuant to the Finance Contract.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. The Company continues to engage in discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date. However, there is no certainty as to the outcome of these discussions.

NOTE 6: - SHAREHOLDERS’ EQUITY

(1)

On February 13, 2024 the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. As of September 30, 2025, the Company sold 42,729 common shares under the Sales Agreement at an average price of $5.93 per share.

(2)	On October 23, 2025, subsequent to the balance sheet date, 1,002,169 pre-funded warrants were exercised into 1,002,169 common shares of the Company, at a nominal exercise price of $0.0001 per share.

(3)	Share options, restricted share units, or RSUs, and restricted shares, or RS, to employees, directors and consultants:

The Company adopted the 2016 Equity Compensation Plan, or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans. Under the Plans, share options, RS and RSUs may be granted to the officers, directors, employees and consultants of the Company.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Three months ended September 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	10,755	$6.23	4.23	$24
Share options exercised	(1,375)	-	-	-
Share options outstanding and exercisable at end of the period	9,380	$7.14	4.21	$14
Share options vested and exercisable at the end of the period	9,380	$7.14	4.21	$14

b.	Options to the Chief Executive Officer, or CEO, and a Former Director:

A summary of the share options granted to the CEO and to a former director under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Three months ended September 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	1.42
Share options outstanding at the end of the period	240,291	$14.82	1.17
Share options vested and exercisable at the end of the period	240,291	$14.82	1.17

As of September 30, 2025, the aggregate intrinsic value of these options was $0.

On October 15, 2025, subsequent to the balance sheet date, the Company’s Board of Directors, or the Board, approved a grant of equity awards to the Company’s CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consist of (i) 39,050 RSUs which are fully vested (see also item c), and (ii) stock options to purchase 39,050 common shares of the Company which are fully vested and exercisable for a period of three years at an exercise price of $5.00 per share. Since only share-based awards, rather than cash compensation, were granted for such achievement of performance objectives for fiscal year 2025, the provision previously recorded in the amount of approximately $41, was reversed.

The Board further approved, contingent upon the achievement of certain objectives and accomplishments by December 31, 2025, the future grant to the CEO of (i) 9,266 RSUs, and (ii) stock options to purchase 9,266 common shares of the Company. The grant date of such RSUs and stock options, if awarded, will be the date on which the applicable objectives are satisfied, and the stock options will be exercisable for three years at an exercise price of $5.00 per share.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and Pluri Biotech, for the three-month period ended September 30, 2025:

Three months ended September 30, 2025
Number
Unvested at the beginning of the period	634,763
Granted	20,000
Forfeited	(16,460)
Vested	(91,754)
Unvested at the end of the period	546,549
Expected to vest after the end of the period	503,173

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the three-month period ended September 30, 2025 to employees and directors was $4.89 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and Pluri Biotech are approximately $1,131 to be recognized by the end of September 2028.

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and Pluri Biotech for the three-month period ended September 30, 2025:

Three months ended September 30,
2025
Number
Unvested at the beginning of the period	24,551
Granted	170,016
Forfeited	(4,688)
Vested	(175,811)
Unvested at the end of the period	14,068
Expected to vest after the end of the period	14,068

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the three-month period ended September 30, 2025 granted to non-employee consultants was $4.93 per share.

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and Pluri Biotech are approximately $746 to be recognized by the end of February 2028.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

Compensation expenses related to RSUs and RS granted by Pluri Inc. and Pluri Biotech were recorded as follows:

	Three months ended September 30,
	2025	2024
Research and development expenses	$122	$88
General and administrative expenses	497	411
	$619	$499

During the three-month period ended September 30, 2025, compensation expenses related to RS granted to consultants were recorded in prepaid expenses and other current assets and in other long-term assets, were $371 and $342, respectively.

NOTE 7: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Three months ended September 30,
	2025	2024
Foreign currency translation differences, net	$(43)	$(992)
Interest income on deposits and restricted bank deposits	193	321
Income from hedging derivatives	289	50
Other financial income (expenses), net	439	(621)
EIB Loan interest expenses	(229)	(217)
	$210	$(838)

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - SEGMENT REPORTING

Segment Information

Following the adoption of ASU 2023-07, the Company is required to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or the CODM. As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. The Company’s CODM, the CEO, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. The Company’s CODM uses consolidated net loss information to assess performance and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Three months ended September 30,
	2025	2024
Revenues from external customers	$316	$326

Salary expenses	$(3,375)	$(2,865)
Professional services expenses	(567)	(666)
Other segment items (1)	(2,506)	(2,831)

Net loss	$(6,132)	$(6,036)

Other segment disclosures:
Depreciation and amortization expenses	$130	$65
Share-based compensation expenses	637	558
Interest income	193	321
Interest expense	229	217
Tax benefit	$8	$-

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our interim unaudited condensed consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 1,149,640 shares underlying outstanding warrants, 246,540 shares underlying outstanding options, and 560,617 shares underlying outstanding RSUs and RS for the three-months ended September 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,019,488 shares underlying outstanding warrants, 253,260 shares underlying outstanding options, and 303,612 shares underlying outstanding RSUs and RS for the three-months ended September 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Three months ended September 30,
	2025	2024
Numerator:
Net loss attributed to shareholders	$(5,850)	$(5,882)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	7,990,335	5,454,730

Unexercised vested pre-funded warrants with no par value exercise price	1,002,169	-

Unexercised vested options with no par value exercise price	3,131	4,506

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	8,995,635	5,459,236

Net loss per share attributable to common shareholders – basic and diluted	$(0.65)	$(1.08)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology (“food tech”), agriculture technology (”AgTech”), aesthetics and wellness, and our Contract Development and Manufacturing Organization (“CDMO”) business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”), cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”), and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements, including our discussions with the European Investment Bank (“EIB”) about the restructuring of the EIB Loan (as defined below);

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	general market, political and economic conditions in the countries in which we operate, including those affected by ongoing instability in the Middle East and the armed conflict involving Israel and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other terrorist organizations, as well as tensions with other regional countries hostile to Israel, may directly affect our business;

●	developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to continue to comply with the rules for continued listing on the Nasdaq Capital Market.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of scientific research and development (“R&D”), clinical and preclinical trials do not guarantee that the conclusions of future R&D or trials would not suggest different conclusions. Also, historic results referred to in this periodic report would be interpreted differently in light of additional research, development, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), as well as in Part II, Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” refer to Pluri Inc., together with its wholly owned Israeli subsidiary, Pluri Biotech Ltd. (“Pluri Biotech”) and the subsidiaries of Pluri Biotech Ltd., including its wholly owned Israeli subsidiaries, Coffeesai Ltd. (“Coffeesai”) and Cellav Health and Aesthetics Ltd. (“Cellav”), its majority-owned Israeli subsidiaries, Kokomodo Ltd. (“Kokomodo”) and Ever After Foods Ltd. (“Ever After Foods”) and its wholly owned German subsidiary, Pluristem GmbH (collectively, the “Subsidiaries”), unless otherwise indicated or as otherwise required by the context.

Overview

We are a biotechnology company leveraging our proprietary three-dimensional (“3D”) cell expansion platform to develop scalable, cell-based solutions across multiple sectors. Our technology is supported by an in-house, industrial-scale cell manufacturing facility registered as a manufacturer with the U.S. Food and Drug Administration (FDA) and operated in accordance with Good Manufacturing Practice standards, currently on a self-declared basis. Our operations are dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries. We apply our platform across the fields of regenerative medicine, aesthetics and wellness, food technology, agricultural technology, and through our Contract Development and Manufacturing Organization (“CDMO”) business, and we intend to expand the application of our platform to additional industries that require scalable and cost-efficient cell expansion solutions, including through partnerships, joint ventures, licensing agreements, and other types of collaborations.

Our operations pursue a variety of initiatives that leverage the Company’s technology across diverse applications and industries, as set forth below:

Cell Therapy

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries and hematologic conditions. Recently, we have also launched a novel immunotherapy platform.

PLX Cells - Our PLX cells are adherent stromal cells that are expanded using our 3D platform. Our PLX cells can be administered to patients off-the-shelf, without blood or tissue matching or additional manipulation prior to administration. PLX cells are believed to release a range of therapeutic proteins in response to the patient’s condition.

In the pharmaceutical area, we have focused on several indications utilizing our product candidates, including, but not limited to, muscle recovery following surgery for hip fracture, incomplete recovery following bone marrow transplantation, critical limb ischemia, Chronic Graft versus Host Disease (“GvHD”), knee osteoarthritis and a potential treatment for Hematopoietic Acute Radiation Syndrome (“H-ARS”). Some of these studies have been completed while others are still ongoing. We believe that each of these indications is a severe unmet medical need.

Immunotherapy Mucosal Associated Invariant T (“MAIT”) cells - In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors - a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T-cells.

Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T-cells typically collected from peripheral blood, our MAIT cells are designed to be an allogenic universal product. Benefiting with very restricted T cell receptor, the MAIT cells minimize their likelihood of inducing GvHD, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT cells to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

PluriCDMO™ - In January 2024, we launched a new business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers CDMO for cell therapy manufacturing expertise to companies from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients, as well as other services. We have signed several agreements with clients and are currently generating revenues from PluriCDMO™.

AgTech

We are actively involved in several initiatives leveraged by Pluri’s 3D cell expansion in the AgTech field, including:

(a) an innovative proof-of-concept (“POC”) collaboration with ICL Group Ltd., a leading global specialty minerals company, through its Open Innovation program, to revolutionize bio stimulant delivery and enhance yield sustainably;

(b) a strategic POC agreement with a leading international agriculture corporation aimed at boosting the global vegetable product supply, streamlining supply chains, and promoting a more sustainable future for agriculture; and

(c) the development of cell-cultured coffee and cacao through business activities operated via our subsidiaries in the plant-based vertical, Coffeesai and Kokomodo, respectively:

Coffeesai - In 2024, we established Coffeesai Ltd., an Israeli subsidiary focused on developing cultivated, cell-cultured coffee. This initiative addresses key challenges facing the traditional coffee industry, such as climate-related crop instability, supply chain disruptions, and environmental impact. By leveraging controlled, scalable bioprocess, Coffeesai aims to deliver consistent product quality, reduced resource consumption, and long-term cost efficiency.

Coffeesai has successfully demonstrated a POC coffee beverage, validating the potential of its technology. Ongoing efforts are focused on enhancing flavor and aroma profiles through bioprocess optimization and downstream refinement.

Kokomodo - On April 28, 2025, we completed the acquisition of approximately 79% of the equity in Kokomodo (held as a majority owned subsidiary of our wholly owned subsidiary, Pluri Biotech). Kokomodo, an Israeli company, is an innovative agfood startup pioneering the sustainable production of cacao using cellular agriculture technology. Instead of relying on traditional tropical farming, Kokomodo cultivates real cacao directly from plant cells in controlled environments, such as bioreactors, making climate-resilient cacao accessible year-round on a global scale. Founded in 2024, Kokomodo aims to transform the cacao industry, reducing environmental impact while ensuring a steady, high-quality supply for chocolate and related products.

Food Tech

Ever After Foods - In 2022, we announced the establishment of a joint venture with Tnuva Food Industries - Agricultural Cooperative in Israel Ltd. (“Tnuva”), Ever After Foods, incorporated under the laws of the State of Israel. The purpose of the joint venture is to develop and commercialize scalable production technologies for cultivated meat, supporting the development of a wide range of cultivated meat products with industry partners.

Leveraging Pluri’s innovative technology, Ever After Foods has rapidly advanced its scalable production platform, developing a business-to-business (“B2B”), version of its proprietary technology system, Ever After Foods has demonstrated the natural production of muscle and fat tissues for various animal cells, ensuring taste, feel, and texture akin to conventional animal-derived meat.

In June 2024, we entered into a share purchase agreement by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering (the “Offering”), for aggregate gross proceeds of $10 million. As part of the Offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech, and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024 (the “Amended License”). The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round supports Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Offering, Pluri Biotech holds approximately 69% of Ever After Foods.

Aesthetics and Wellness

 Cellav - In November 2025, we established Cellav, a wholly owned subsidiary focused on developing regenerative skin and hair solutions using its proprietary 3D cell expansion technology. Cellav develops cell-derived ingredients, including exosomes and cell extracts, for integration into partner formulations and for use in professional and consumer skincare and haircare products.

During the first quarter of fiscal year 2026, and through the date of this report, we continued to advance our activities across our foodtech, AgTech and cell-based aesthetics and wellness subsidiaries. Each of Ever After Foods, Kokomodo, Coffeesai and Cellav entered into collaboration agreements with leading counterparties in Asia, Europe, and the United States to evaluate and potentially further develop applications of our proprietary technologies in their respective fields. These collaborations are structured around initial, partner-funded POC or pilot programs, designed to assess the application of our technologies in cultivated meat, cacao, coffee, and cell-based skincare, and may, subject to positive outcomes, be expanded into subsequent development or commercialization activities. Collectively, we believe that these collaborations underscore the growing commercial and technological validation of our platform and enhance our strategic positioning across multiple industries.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024.

Revenues

Revenues for the three-month period ended September 30, 2025 were $316,000, as compared to $326,000 for the three-month period ended September 30, 2024. The revenues for the three-month period ended September 30, 2025 and 2024, were primarily generated from services provided to CDMO clients for process and product development, as well as income from fees in the AgTech sector.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2025 was $201,000, as compared to $126,000 for the three-month period ended September 30, 2024. Cost of revenues includes manufacturing costs related to our CDMO and AgTech fields, which primary consist of materials, personnel-related and overhead costs. The increase in cost of revenues is attributed to higher personnel costs associated with a particular project.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the National Institute of Allergy and Infectious Diseases (“NIAID”)) for the three-month period ended September 30, 2025 increased by 36% from $2,889,000 for the three-month period ended September 30, 2024, to $3,931,000. The increase is mainly attributed to (1) an increase in salaries and a related expenses mainly attributed to exchange rate differences expenses and due to the addition of new employees following the acquisition of our new subsidiary, Kokomodo, and (2) an increase in lease payments on our facilities mainly due to Ever After Foods’ new operating facility, partially offset by (3) a decrease in material purchases in accordance with our manufacturing needs and plans, and (4) a decrease in participation by NIAID.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2025 increased by 1% from $2,509,000 for the three-month period ended September 30, 2024 to $2,534,000, mainly due to an increase in share-based compensation expenses related to RS which were granted during the first quarter of fiscal year 2026 to consultants, partially offset by a decrease in expenses related to corporate activities, such as professional services expenses and public relations.

Other Financial Income (expenses), net

Other financial income (expenses), net, increased from $621,000 in financial expenses for the three-month period ended September 30, 2024 to $439,000 in financial income for the three-month period ended September 30, 2025. This increase is mainly attributed to exchange rate differences expenses related to the EIB Loan due to fluctuations between the U.S. dollar against the Euro, and from an increase in income from hedging transactions, partially offset by a decrease in interest income from deposits, caused by reduced deposit balances following withdrawals.

Interest Expenses

Interest expenses related to our outstanding balance of the EIB Loan and all changes during the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024, are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss for the three-month period ended September 30, 2025, was $6,132,000, compared to net loss of $6,036,000 for the three-month period ended September 30, 2024. The increase is mainly due to the increase in R&D expenses, net and general and administrative expenses, partially offset by an increase in financial income, net, for the reasons mentioned above. We had a net loss attributed to our non-controlling interest in Ever After Foods for the three-month period ended September 30, 2024 of $154,000, and $282,000 for the three-month period ended September 30, 2025 with respect to Ever After Foods and Kokomodo.

Loss per share for the three-month period ended September 30, 2025, was $0.65, compared to $1.08 loss per share for the three-month period ended September 30, 2024. The decrease in the loss per share was primarily an increase in our weighted average number of shares outstanding which reflects the issuance of additional shares upon the vesting of RSUs and restricted shares issued to directors, employees and consultants and pre-funded warrants, partially offset by an increase in the loss for the year.

For the three-month periods ended September 30, 2025 and 2024, we had weighted average common shares outstanding of 8,995,635 and 5,459,236, respectively, which were used in the computations of net loss per share for the three-month period.

Liquidity and Capital Resources

As of September 30, 2025, our total current assets were $16,921,000 and total current liabilities were $32,160,000. On September 30, 2025, we had a working capital deficit of $15,239,000, total deficit of $5,647,000, out of which $5,713,000 is attributed to the non-controlling interest in Ever After Foods and Kokomodo, and an accumulated deficit of $448,905,000.

Our cash and cash equivalents and restricted cash as of September 30, 2025 amounted to $4,687,000, compared to $3,563,000 as of September 30, 2024, and compared to $6,317,000 as of June 30, 2025. Cash balances changed in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 for the reasons presented below.

Cash used in operating activities increased to $5,428,000 during the three months ended September 30, 2025,

compared to $4,064,000 during the three months ended September 30, 2024, primarily due to a decrease in grants received from the IIA and NIAID contract funding, effect of exchange rate, and continued payments to employees, partially offset by a decrease in continued payments to suppliers and subcontractors.

Cash provided by investing activities was $3,850,000 and $585,000 during the three months ended September 30, 2025, and 2024, respectively. Cash provided by investing activities for the three months ended September 30, 2025, consisted primarily of proceeds from short-term deposits, net of $3,966,000, partially offset by payments of $116,000 related to investments in property and equipment. Cash provided by investing activities for the three months ended September 30, 2024, consisted primarily of proceeds from short-term deposits, net of $793,000, partially offset by payments of $208,000 related to investments in property and equipment.

We had no financing activities in the three months ended September 30, 2025, and 2024.

In July 2025, our Chief Executive Officer (“CEO”) agreed to forgo 25% percent of his monthly base salary for a period of six months commencing July 2025.

On October 15, 2025, the Company’s Board of Directors (the “Board”) approved a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consist of (i) 39,050 RSUs which are fully vested, and (ii) stock options to purchase 39,050 common shares of the Company which are fully vested and exercisable for a period of three years at an exercise price of $5.00 per share. Since only share-based awards, rather than cash compensation, were granted for such achievement of performance objectives for fiscal year 2025, the provision previously recorded in the amount of approximately $41,000, was reversed.

The Board further approved, contingent upon the achievement of certain objectives and accomplishments by December 31, 2025, the future grant to the CEO of (i) 9,266 RSUs, and (ii) stock options to purchase 9,266 common shares of the Company. The grant date of such RSUs and stock options, if awarded, will be the date on which the applicable objectives are satisfied, and the stock options will be exercisable for three years at an exercise price of $5.00 per share.

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of November 12, 2024, we have sold an aggregate of 42,729 common shares pursuant to the Sales Agreement at an average price of $5.93 per share.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the EIB Finance Agreement. The amount received is due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the loan. Discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date are in progress. However, there is no certainty as to the outcome of these discussions. As of September 30, 2025, the interest accrued was in the amount of approximately €3.5 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million, and 0.2% of our consolidated revenues exceeding $500 million. As of September 30, 2025, we had an accrued royalty in the amount of $15 thousand. Since the initial funding period under the EIB Finance Agreement ended on December 31, 2022, we do not expect to receive additional funds pursuant to the EIB Finance Agreement.

On July 11, 2023, we signed a three-year $4.2 million contract with the NIAID, which is part of the National Institute of Health (“NIH”). We will collaborate with the U.S. Department of Defense’s Armed Forces Radiobiology Research Institute and the Uniformed Services University of Health Sciences to further advance the development of our PLX-R18 cell therapy as a potential novel treatment for H-ARS. H-ARS is a deadly disease that can result from nuclear disasters and radiation exposure. The term of this contract was from July 1, 2023 through June 30, 2024, with an optional extension for an additional two-year period.

On June 6, 2024, the NIAID exercised its option for year two of the three-year contract. During the 12 months period from July 1, 2024 through June 30, 2025, the NIAID was to provide us with $1.4 million to manufacture the PLX-R18 cell therapy and to conduct both in vitro and in vivo studies to develop PLX-R18 as a potential novel treatment for hematopoietic complications of the H-ARS.

On April 15, 2025, Pluri Biotech received a formal notice of termination from the NIAID, according to which, the contract was terminated for the Government’s convenience, and such termination was effective as of April 15, 2025. We believe that the termination of the contract may reflect broader federal budgetary and administrative adjustments that have affected multiple health-related agencies, including the NIH. As of the date of this Quarterly Report, we received a total of $2.3 million in funding under the contract.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2025, total grants obtained from the IIA aggregated to approximately $28.2 million and total royalties paid and accrued amounted to $179 thousand.

The IIA may impose certain conditions on any arrangement under which the IIA permits the Company to transfer technology or development out of Israel or outsource manufacturing out of Israel. While the grant is given to the Company over a certain period of time (usually a year), the requirements and restrictions under the Israeli Law for the Encouragement of Industrial Research and Development, 1984, continue and do not have a set expiration period, except for the royalties, which requirement to pay them expires after payment in full.

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Chimeric Switch Receptors, developed by Prof. Cohen, head of laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to fund the collaboration for an initial term of one year, with an option to extend it for an additional year, subject to the IIA’s approval. During October 2025, we received approval for an additional month to finish the program until November 30, 2025. The total approved budget for the first year is NIS 549,067 (approximately $166,000).

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

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. Through September 30, 2025, we received a payment of approximately $330,000 in cash as part of the PROTO program.

In June 2025, the clinical study was approved by the Paul-Ehrlich-Institut. The study is conducted at Charité, together with an international consortium and under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar.

Outlook

We have accumulated a deficit of $448,905,000 since our inception in May 2001. We do not anticipate generating any significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of September 30, 2025, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $16,393,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which include a cost-reduction plan.

Our ability to successfully carry out our business plan, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial, partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) enter into agreement with the EIB regarding the EIB Loan restructuring and (5) receive other sources of funding, including non-diluting sources such as grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products, or any financing at all. In the event that we are unable to obtain the required level of financing, our operations may need to be scaled down or discontinued.

According to our management’s estimates, we do not have sufficient resources to meet our operating obligations for at least twelve months from the issuance date of our interim unaudited condensed consolidated financial statements, which was November 12, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2026, we issued an aggregate of 170,016 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10,2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

10.1*	Amended and Restated Employment Agreement by and between Pluri Biotech Ltd. and Liat Zalts, dated October 15, 2025.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2025

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2025