Form 10-Q
period 2025-12-31
Pluri Inc.
filed 2026-02-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 10,050,743 common shares issued and outstanding as of February 11, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2025	June 30, 2025
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$4,690	$5,895
Short-term bank deposits		7,792	14,718
Restricted cash		224	422
Customer receivables		169	236
Prepaid expenses and other current assets		929	824
Total current assets		13,804	22,095

LONG-TERM ASSETS:

Restricted bank deposits		939	879
Severance pay fund		591	610
Property and equipment, net		1,722	1,823
Advances for property and equipment		840	420
Intangible assets, net	3	2,703	2,793
Goodwill		3,136	3,136
Operating lease right-of-use asset		6,551	6,900
Other long-term assets		310	27
Total long-term assets		16,792	16,588

Total assets		$30,596	$38,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	December 31, 2025	June 30, 2025
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Trade payables		$1,014	$866
Accrued expenses		566	1,178
Operating lease liability		712	659
Accrued vacation and recuperation		797	859
Advances from customers		44	148
Loan from the European Investment Bank, or EIB	5	27,782	27,289
Other accounts payable		1,431	1,329
Total current liabilities		32,346	32,328

LONG-TERM LIABILITIES

Accrued severance pay		619	703
Operating lease liability		6,144	6,102
Deferred tax liabilities		400	415
Simple Agreement for Future Equity, or SAFE	10	300	-
Total long-term liabilities		7,463	7,220

COMMITMENTS AND CONTINGENCIES	4

SHAREHOLDERS’ DEFICIT

Share capital:	6
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of December 31, 2025, and June 30, 2025; Issued and outstanding: 9,977,751 and 7,893,767 shares as of December 31, 2025, and June 30, 2025, respectively		*	*
Additional paid-in capital		440,840	436,213
Accumulated deficit		(455,448)	(443,055)
Total shareholders’ deficit		(14,608)	(6,842)
Non-controlling interests		5,395	5,977
Total deficit		(9,213)	(865)
Total liabilities and deficit		$30,596	$38,683

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Six months ended December 31		Three months ended December 31,
	Note	2025	2024	2025	2024
Revenues		$514	$511	$198	$185
Cost of revenues		(313)	(200)	(112)	(74)
Gross profit		201	311	86	111

Operating expenses:
Research and development expenses		$(7,910)	$(6,562)	$(3,949)	$(3,170)
Less: participation by the National Institute of Allergy and Infectious Diseases, or NIAID, the Israeli Innovation Authority, or IIA, and Horizon Europe		153	748	123	245
Research and development expenses, net		(7,757)	(5,814)	(3,826)	(2,925)
General and administrative expenses		(5,300)	(4,652)	(2,766)	(2,143)

Operating loss		(12,856)	(10,155)	(6,506)	(4,957)

Other financial income (expenses), net		296	1,437	(143)	2,058
Interest expenses		(460)	(428)	(231)	(211)
Total financial income (expenses), net	7	(164)	1,009	(374)	1,847

Loss before taxes		$(13,020)	$(9,146)	$(6,880)	$(3,110)

Tax benefit		16	-	8	-

Net loss		$(13,004)	$(9,146)	$(6,872)	$(3,110)
Net loss attributed to non-controlling interest		$(611)	$(308)	$(329)	$(154)
Net loss attributed to shareholders		$(12,393)	$(8,838)	$(6,543)	$(2,956)

Loss per share:
Basic and diluted net loss per share		$(1.36)	$(1.61)	$(0.71)	$(0.53)

Weighted average number of shares used in computing basic and diluted net loss per share		9,127,616	5,505,915	9,260,439	5,552,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount		Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$	(*)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	157,237		(*)	714	-	714	100	814
Net loss	-		-	-	(8,838)	(8,838)	(308)	(9,146)
Balance as of December 31, 2024	5,565,449	$	(*)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)

	Shareholders’ Equity (Deficit)
	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount		Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of October 1, 2024	5,507,304	$	(*)	$421,071	$(426,354)	$(5,283)	$5,220	$(63)
Share-based compensation to employees, directors, and non-employee consultants	58,145		(*)	211	-	211	45	256
Net loss	-		-	-	(2,956)	(2,956)	(154)	(3,110)
Balance as of December 31, 2024	5,565,449	$	(*)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount		Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2025	7,893,767	$	(*)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)
Share-based compensation to employees, directors, and non-employee consultants	434,015		(*)	2,084	-	2,084	29	2,113
Issuance of common shares and Common Warrants related to the Offering (as defined below), net of issuance costs of $3 (see note 6(3))	625,000		(*)	2,497	-	2,497	-	2,497
Issuance of common shares under a sales agreement with A.G.P (as defined below), net of issuance costs of $43 (see note 6(1))	22,800		(*)	46	-	46	-	46
Exercise of pre-funded warrants (see note 6(2))	1,002,169		(*)	-	-	-	-	-
Net loss	-		-	-	(12,393)	(12,393)	(611)	(13,004)
Balance as of December 31, 2025	9,977,751	$	(*)	$440,840	$(455,448)	$(14,608)	$5,395	$(9,213)

	Shareholders’ Equity (Deficit)
	Common Shares			Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount		Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of October 1, 2025	8,162,707	$	(*)	$437,545	$(448,905)	$(11,360)	$5,713	$(5,647)
Share-based compensation to employees, directors, and non-employee consultants	165,075		(*)	752	-	752	11	763
Issuance of common shares and Common Warrants related to the Offering (as defined below), net of issuance costs of $3 (see note 6(3))	625,000		(*)	2,497	-	2,497	-	2,497
Issuance of common shares under a sales agreement with A.G.P, (as defined below), net of issuance costs of $43 (see note 6(1))	22,800		(*)	46	-	46	-	46
Exercise of pre-funded warrants (see note 6(2))	1,002,169		(*)	-	-	-	-	-
Net loss	-		-	-	(6,543)	(6,543)	(329)	(6,872)
Balance as of December 31, 2025	9,977,751	$	(*)	$440,840	$(455,448)	$(14,608)	$5,395	$(9,213)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Six months ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,004)	$(9,146)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	259	133
Share-based compensation to employees, directors and non-employee consultants	2,113	814
Decrease (increase) in customer receivable	67	(106)
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	(387)	231
Increase in trade payables	223	164
Decrease in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	(587)	(256)
Decrease in operating lease right-of-use asset and liability, net	444	235
Increase (decrease) in advances from customers	(104)	5
Increase in interest receivable on short-term deposits and restricted bank deposits	(63)	(71)
Effect of exchange rate changes on cash, cash equivalents, deposits, restricted cash and restricted bank deposits	(22)	(441)
Increase (decrease) in short-term interest payable and exchange rate differences related to the EIB Loan (defined below), net	493	(229)
Decrease in accrued severance pay, net	(65)	(25)
Net cash used for operating activities	$(10,633)	$(8,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(563)	$(320)
Proceeds from withdrawal of short-term deposits, net	7,071	9,550
Net cash provided by investing activities	$6,508	$9,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from SAFE	$300	$-
Issuance of common shares and warrants, net of issuance costs	2,543	-
Net cash provided by financing activities	$2,843	$-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	(61)	81
Increase (decrease) in cash, cash equivalents, restricted cash and restricted bank deposits	(1,343)	619
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,196	7,671
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$5,853	$8,290
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	4,690	7,229
Restricted cash	224	261
Long-term restricted bank deposits	939	800
Total cash, cash equivalents, restricted cash and restricted bank deposits	$5,853	$8,290
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$15	$41
Lease liabilities arising from obtaining right-of-use assets	$44	$32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with Pluri Biotech and Pluri Biotech’s subsidiaries, or, collectively, the Subsidiaries.

b.	Pluri is a biotechnology company operating in one operating segment, focused on the development, manufacturing and commercialization of cell-based products and technologies. The Company’s proprietary three-dimensional cell expansion platform is supported by an in-house, industrial-scale cell manufacturing facility registered as a manufacturer with the U.S. Food and Drug Administration, or FDA, and operated in accordance with Good Manufacturing Practice, or GMP, standards on a self-declared basis. Pluri utilizes its technology platform to enable scalable and cost-efficient cell expansion and to support a range of cell-based products, services, therapeutics and related technologies. The platform is currently applied in practice across multiple business areas, including regenerative medicine, aesthetics and wellness, food technology, agricultural technology, and the Company’s Contract Development and Manufacturing Organization, or CDMO, activities.

c.

The Company has incurred an accumulated deficit of approximately $455,448 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2025, the Company’s total shareholders’ equity deficit amounted to $14,608. During the six-month period ended December 31, 2025, the Company incurred losses of $13,004 and its negative cash flow from operating activities was $10,633. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of December 31, 2025, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $13,645. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures and a cost-reduction plan. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial, partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) enter into agreement with EIB regarding a loan restructuring, as detailed below, and (5) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. In the event that the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company has sufficient resources to meet its operating obligations for a period of less than six months from the issuance date of these interim unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

d.	On April 30, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the EIB Loan. The amount received is due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the EIB Loan. Discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date, are still in progress. However, there is no certainty as to the outcome of these discussions. As of December 31, 2025, the linked principal and interest accrued balance was $27,782 and is presented among short-term liabilities (see note 5).

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2025, but not all disclosures required by GAAP are included.

Operating results for the six-month period ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

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

The net income from derivatives instruments recognized in “Financial income (expenses), net” amounted to $53 for each of the three-month periods ended December 31, 2025 and 2024 and for the six-month periods ended December 31, 2025 and 2024 were $342 and $103, respectively (see note 7), and were classified in level 2 on the fair value hierarchy.

In addition, the Company holds a SAFE instrument, which is classified within Level 3 of the fair value hierarchy (see note 10).

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

Recently issued accounting pronouncements, not yet adopted

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investors’ requests for enhanced income tax information primarily through changes to the tax rate reconciliation and regarding income tax paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption and retroactive application are permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures

ASU No. 2024-03 - “Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures”, or ASU 2024-03:

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

ASU No. 2025-10 – “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”, or ASU 2025-10:

In December 2025, the FASB issued ASU 2025-10, which establishes authoritative guidance in GAAP about accounting for government grants received by business entities, and clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption can be applied either in a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU No. 2025-11 – “Interim Reporting (Topic 270): Narrow-Scope Improvements”, or ASU 2025-11:

In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption can be applied either on a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - INTANGIBLE ASSETS, NET

December 31,
2025
Cost:
Cocoa cell growth and application platform	$2,685
Ability to develop additional applications	138
Total cost	2,823
Accumulated amortization:
Cocoa cell growth and application platform	120
Ability to develop additional applications	-
Total accumulated amortization	120
Intangible assets, net	$2,703

Amortization expenses amounted to $45 and $90 for the three-month and six-month periods ended December 31, 2025, respectively.

During the three-month and six-month periods ended December 31, 2025, no impairment losses were recorded.

NOTE 4: - COMMITMENTS AND CONTINGENCIES

a.	As of December 31, 2025, an amount of $1,163 of cash and deposits was pledged by Pluri Biotech to secure its credit line, lease agreement, derivative and hedging and bank guarantees, and by Ever After Foods to secure its lease agreement.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR, applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of December 31, 2025, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,021, not including SOFR interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% of the Company’s revenues in the region for a five-year period, beginning in the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties to the EIB, see note 5.

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

In addition to any interest payable on the EIB Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amounts range from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of December 31, 2025, and June 30, 2025, the Company had an accrued royalty in the amount of $5 and $12, respectively.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract and does not expect to receive additional funds, since the 36-month period of the Finance Contract has ended. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the EIB Loan. As of December 31, 2025, the linked principal balance in the amount of $23,483 and the interest accrued in the amount of $4,299 are presented among short-term liabilities.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. Discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date, are still in progress. However, there is no certainty as to the outcome of these discussions.

NOTE 6: - SHAREHOLDERS’ EQUITY

(1)

On February 13, 2024 the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. During the second quarter of fiscal year 2026, the Company sold 22,800 common shares under the Sales Agreement at a weighted average price of $3.90 per share, with issuance expenses of $43. As of December 31, 2025, the Company had sold a total of 65,529 common shares under the Sales Agreement at a weighted average price of $5.23 per share.

(2)	On October 23, 2025, 1,002,169 pre-funded warrants were exercised into 1,002,169 common shares of the Company, at a nominal exercise price of $0.0001 per share.
(3)

On December 8, 2025, the Company entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Alexandre Weinstein, a non-U.S. investor and an existing shareholder and director of the Company, relating to a private placement offering, or the Offering, of: (i) 625,000 common shares of the Company, and (ii) warrants, or the Common Warrants, to purchase up to 625,000 common shares. The Offering price per share and accompanying warrant was $4.00. The Common Warrants were exercisable immediately and have an exercise price of $4.25 per share and will be exercisable until June 30, 2026.

The Offering closed on December 30, 2025, and the gross proceeds to the Company were $2,500, net of $3 of issuance expenses.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

(4)

On January 20, 2026, subsequent to the balance sheet date, the Company received a notice from The Nasdaq Stock Market LLC, or Nasdaq, stating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2) due to failure to maintain a minimum of $35,000 market value of listed securities, or MVLS, which is required for continued listing on The Nasdaq Capital Market, nor is it in compliance with either of the alternative listing standards, including having stockholders’ equity of at least $2,500 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Notice, and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided the Company with 180 calendar days, until July 20, 2026, to regain compliance. Nasdaq indicated that the Company may regain compliance if the Company’s MVLS closes at $35,000 or more for at least 10 consecutive business days (unless Nasdaq requires a longer period, generally no more than 20 business days). If the Company does not regain compliance by the end of such compliance period, Nasdaq may notify the Company that its securities are subject to delisting, at which time the Company may be eligible to appeal to a Nasdaq Hearings Panel, which would stay any suspension or delisting action during the appeal process.

The Company is evaluating options to regain compliance; however, there can be no assurance that it will be able to do so. A delisting could adversely affect the liquidity and market price of the Company’s common shares and the Company’s access to capital.

The Notice has no immediate effect on the listing or trading of the Company’s common shares, which will continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

(5)	Share options, restricted share units, or RSUs, and restricted shares, or RS, to employees, directors and consultants:

The Company adopted the 2016 Equity Compensation Plan (amended and restated as of June 30, 2025), or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans. Under the Plans, share options, RS and RSUs may be granted to the officers, directors, employees and consultants of the Company.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Six months ended December 31, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	10,755	$6.23	4.23	$24
Share options exercised	(1,375)	-	-	-
Share options outstanding at end of the period	9,380	$7.14	3.95	$9
Share options vested and exercisable at the end of the period	9,380	$7.14	3.95	$9

b.	Options to the Chief Executive Officer, or CEO, and a Former Director:

A summary of the share options granted to the CEO and to a former director under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Six months ended December 31, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	1.42
Share options granted	39,050	$5.00	2.79
Share options outstanding at the end of the period	279,341	$13.45	1.18
Share options vested and exercisable at the end of the period	279,341	$13.45	1.18

During the three-month and six-month periods ended December 31, 2025, compensation expenses recorded in general and administrative expenses related to options granted to the CEO (as detailed below) by Pluri Inc. and Pluri Biotech were $83 and $83, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

As of December 31, 2025, the aggregate intrinsic value of these options was $0.

The fair value of the service-based share option granted during three-month and six-month periods ended December 31, 2025, was estimated on the grant date using a Black-Scholes option-pricing model using the following assumptions: exercise price of $5.00 per share, expected volatility of 76.40%, a risk-free rate of 3.52%, a contractual term of 3 years, an expected dividend yield of 0% and a share price at the issuance date of $4.39. The fair value of share options granted during three-month and six-month periods ended December 31, 2025 was $2.13 per option. No share options were granted during three-month and six-month periods ended December 31, 2024.

On October 15, 2025, the Company’s Board of Directors, or the Board, approved a grant of equity awards to the Company’s CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consisted of (i) 39,050 RSUs which are fully vested as of the date of grant (see also item c), and (ii) stock options to purchase 39,050 common shares of the Company which were fully vested as of the date of grant and exercisable for a period of three years, at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41, was reversed.

The Board further approved, contingent upon the achievement of certain objectives and accomplishments by December 31, 2025, the future grant to the CEO of (i) 9,266 RSUs, and (ii) stock options to purchase 9,266 common shares of the Company. As of December 31, 2025, the applicable objectives had not been achieved, and therefore no grant was made.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and Pluri Biotech, for the six-month period ended December 31, 2025:

Six months ended December 31, 2025
Number
Unvested at the beginning of the period	634,763
Granted	129,082
Forfeited	(28,292)
Vested	(245,663)
Unvested at the end of the period	489,890
Expected to vest after the end of the period	451,837

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the six-month period ended December 31, 2025 granted to employees and directors was $3.98 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and Pluri Biotech are approximately $861 to be recognized by the end of November 2028.

On December 4, 2025, the Board approved a grant of 10,248 RSUs, in aggregate, to the CEO and the Chief Financial Officer and an aggregate of 2,885 RSUs to Board members in lieu of cash compensation under the Company’s 2019 Equity Compensation Plan, with all RSUs vesting in equal monthly installments over three months.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and Pluri Biotech for the six-month period ended December 31, 2025:

Six months ended December 31,
2025
Number
Unvested at the beginning of the period	24,551
Granted	173,521
Forfeited	(8,595)
Vested	(186,977)
Unvested at the end of the period	2,500
Expected to vest after the end of the period	2,500

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the six-month period ended December 31, 2025 granted to non-employee consultants was $4.92 per share.

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and Pluri Biotech are approximately $625 to be recognized by the end of September 2027.

Compensation expenses related to RSUs and RS granted by Pluri Inc. and Pluri Biotech were recorded as follows:

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Research and development expenses	$251	$136	$129	$48
General and administrative expenses	1,131	570	634	159
	$1,382	$706	$763	$207

During the three-month and six-month periods ended December 31, 2025, compensation expenses related to RS granted to a consultant were recorded in prepaid expenses and other current assets and in other long-term assets, were $371 and $248, respectively.

NOTE 7: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Foreign currency translation income (expenses), net	$(357)	$762	$(314)	$1,754
Interest income on deposits and restricted bank deposits	311	572	118	251
Income from hedging derivatives	342	103	53	53
Other financial income (expenses), net	296	1,437	(143)	2,058
EIB Loan interest expenses	(460)	(428)	(231)	(211)
	$(164)	$1,009	$(374)	$1,847

 PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - SEGMENT REPORTING

Segment Information

The Company operates as one reportable segment, and its segment performance measure is consolidated net loss. The chief operating decision maker, or the CODM, the CEO, reviews the Company’s operating results on a consolidated basis, manages the Company as one operating segment, and uses consolidated net loss information in assessing performance and allocating resources, including through monitoring budgeted versus actual results.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Revenues from external customers	$514	$511	$198	$185

Salary expenses	$(6,777)	$(5,794)	$(3,402)	$(2,929)
Professional services expenses	(1,079)	(1,268)	(512)	(602)
Materials	(933)	(918)	(497)	(273)
Other segment items (1)	(4,729)	(1,677)	(2,659)	509

Net loss	$(13,004)	$(9,146)	$(6,872)	$(3,110)

Other segment disclosures:
Depreciation and amortization expenses	$259	$133	$129	$68
Share-based compensation expenses	1,494	814	857	256
Interest income	311	572	118	251
Interest expense	460	428	231	211
Tax benefit	$16	$-	$8	$-

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our interim unaudited condensed consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 1,774,640 shares underlying outstanding warrants, 285,590 shares underlying outstanding options, and 492,390 shares underlying outstanding RSUs and RS for the three-months and six-months ended December 31, 2025, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,019,448 shares underlying outstanding warrants, 253,260 shares underlying outstanding options, and 247,552 shares underlying outstanding RSUs and RS for the three-months and six-months ended December 31, 2024, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss attributed to shareholders	$(12,393)	$(8,838)	$(6,543)	$(2,956)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	8,495,727	5,501,409	9,001,961	5,548,425

Pre-funded warrants to purchase common shares	628,758	-	255,347	-

Unexercised vested options with no par value exercise price	3,131	4,506	3,131	4,506

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	9,127,616	5,505,915	9,260,439	5,552,931

Net loss per share attributable to common shareholders - basic and diluted	$(1.36)	$(1.61)	$(0.71)	$(0.53)

NOTE 10: - SAFE

On November 13, 2025, Kokomodo entered into a SAFE agreement with an investor for an aggregate amount of $300. In the event of an Equity Financing, which is defined in the SAFE agreement, as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreement), the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreement) divided by Kokomodo Capitalization (as defined in the SAFE agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 20%. The SAFE was classified as a long-term liability, accounted at fair value, with remeasurement at each reporting period (see note 2d).

NOTE 11: - SUBSEQUENT EVENTS

In January 2026, the Company entered into an addendum to its facility operating lease agreement with the lessor, or the Lease Addendum, pursuant to which the Company exercised its option to extend the lease term through December 2031. The Company exercised the option one year earlier than scheduled, while all other terms and conditions remained unchanged. In consideration for exercising the option, the Company received a three-month grace period from lease payments commencing on January 1, 2026, according to the terms in the Lease Addendum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology (“food tech”), agriculture technology (”AgTech”), aesthetics and wellness, and our Contract Development and Manufacturing Organization (“CDMO”) business, as well as potentially in other industries and verticals that have a need for our mass scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”) cells, including future collaborations, to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential new treatment;

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”), and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements, including our discussions with the European Investment Bank (“EIB”) about the restructuring of the EIB Loan (as defined below) and the outcome of such discussions;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	conditions in the Middle East, including ongoing hostilities involving Israel, Iran and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other non-state organizations, as well as geopolitical tensions with other regional countries, may affect economic and market conditions where we operate and could directly impact our business, results of operations and financial condition;

●	developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to regain compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum of $35 million in market value of listed securities (“MVLS”) for continued listing on the Nasdaq Capital Market.

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

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” refer to Pluri Inc., together with its wholly owned Israeli subsidiary, Pluri Biotech Ltd. (“Pluri Biotech”) and the subsidiaries of Pluri Biotech, including its wholly owned Israeli subsidiaries, Coffeesai Ltd. (“Coffeesai”) and Cellav Health and Aesthetics Ltd. (“Cellav”), its majority-owned Israeli subsidiaries, Kokomodo Ltd. (“Kokomodo”) and Ever After Foods Ltd. (“Ever After Foods”) and its wholly owned German subsidiary, Pluristem GmbH (collectively, the “Subsidiaries”), unless otherwise indicated or as otherwise required by the context.

Overview

We are a biotechnology company leveraging our proprietary three-dimensional (“3D”) cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility registered as a manufacturer with the U.S. Food and Drug Administration (“FDA”) and operated in accordance with Good Manufacturing Practice (“GMP”) standards on a self-declared basis. We utilize our technology platform to enable scalable and cost-efficient cell expansion and to support a range of cell-based products, services, therapeutics and related technologies. The platform is currently applied in practice across multiple business areas, including regenerative medicine, aesthetics and wellness, food technology, agricultural technology, and through our CDMO activities.

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

Immunotherapy MAIT cells - In May 2024, we launched a novel allogenic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors - a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T-cells.

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

PluriCDMO™ - In January 2024, we launched a business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers cell therapy development and manufacturing expertise to companies, from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients, as well as other services. We have signed several agreements with clients and are currently generating revenues from this activity.

AgTech

We are involved in several initiatives leveraged by Pluri’s 3D cell expansion in the AgTech field, including:

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

In June 2024, we entered into a share purchase agreement by and among Ever After Foods, Tnuva, and certain other international strategic investors, pursuant to which Ever After Foods issued and sold, ordinary shares in a private placement offering (the “Ever After Foods Offering”), for aggregate gross proceeds of $10 million. As part of the Ever After Foods Offering, we invested $1.25 million. In addition, our wholly owned subsidiary, Pluri Biotech, and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024 (the “Amended License”). The Amended License amended the parties’ existing license agreement dated as of February 23, 2022, to expand the scope of the license to include fish and seafood.

The $10 million funding round supports Ever After Foods’ B2B technology platform, positioning it as a sustainable technology enabler. Following the closing of the Ever After Foods Offering, Pluri Biotech holds approximately 69% of Ever After Foods.

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

During the first and second quarters of fiscal year 2026, and through the date of this report, we continued to advance our activities across our foodtech, AgTech and cell-based aesthetics and wellness subsidiaries. Each of Ever After Foods, Kokomodo, Coffeesai and Cellav entered into collaboration agreements with leading counterparties in Asia, Europe, and the United States to evaluate and potentially further develop applications of our proprietary technologies in their respective fields. These collaborations are structured around initial, partner-funded POC or pilot programs, designed to assess the application of our technologies in cultivated meat, cacao, coffee, and cell-based skincare, and may, subject to positive outcomes, be expanded into subsequent development or commercialization activities. Collectively, we believe that these collaborations underscore the growing commercial and technological validation of our platform and enhance our strategic positioning across multiple industries.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

Revenues

Revenues for the six-month and three-month periods ended December 31, 2025 were $514,000 and $198,000, respectively, as compared to $511,000 and $185,000 during the six-month and three-month periods ended December 31, 2024, respectively. Revenues for the six-month and three-month periods ended December 31, 2025 and 2024, were primarily generated from services provided to CDMO clients for process and product development and additional revenues from POC collaborations in the AgTech field.

Cost of Revenues

Cost of revenues for each of the six-month and three-month periods ended December 31, 2025 were $313,000 and $112,000, respectively, as compared to $200,000 and $74,000 during the six-month and three-month periods ended December 31, 2024, respectively. Cost of revenues includes manufacturing costs related to our CDMO and AgTech fields, which primarily consist of materials, personnel-related and overhead costs. The increase in cost of revenues for each of the six-month and three-month periods ended December 31, 2025 is attributed to higher personnel costs associated with projects during the current period.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the National Institute of Allergy and Infectious Diseases (“NIAID”)) for the six-month period ended December 31, 2025 increased by 33% from $5,814,000 for the six-month period ended December 31, 2024, to $7,757,000. The increase is mainly attributed to (1) an increase in salaries and a related expenses mainly attributed to exchange rate differences expenses and the addition of new employees following the acquisition of our subsidiary, Kokomodo, and (2) an increase in lease payments on our facilities mainly due to Ever After Foods’ new operating facility, partially offset by (3) a decrease in participation by NIAID.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended December 31, 2025 increased by 31% from $2,925,000 for the three-month period ended December 31, 2024 to $3,826,000. The increase is mainly attributed to the same reasons described in the preceding paragraph.

General and Administrative Expenses

General and administrative expenses for the six-month period ended December 31, 2025 increased by 14% from $4,652,000 for the six-month period ended December 31, 2024 to $5,300,000. The increase is mainly attributed to (1) an increase in share-based compensation expenses related to restricted shares (“RS”), restricted stock units (“RSUs”), and options which were granted during the first half of fiscal year 2026 to consultants, and a grant of equity awards to our Chief Executive Officer (“CEO”), in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025, (2) an increase in salaries and a related expenses mainly attributed to exchange rate differences expenses and due to the addition of new employees following the acquisition of our subsidiary, Kokomodo, partially offset by (3) a reduction in our CEO’s salary, whereby he waived 25% of his salary, from July through December 2025, employee terminations and the execution of a cost-reduction plan, and (4) a decrease in expenses related to corporate activities, such as professional services expenses and public relations.

General and administrative expenses for the three-month period ended December 31, 2025 increased by 29% from $2,143,000 for the three-month period ended December 31, 2024 to $2,766,000. The increase is mainly attributed to an increase in share-based compensation expenses related to RS, RSUs, and options which were granted during the first half of fiscal year 2026 to consultants, and a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025, partially offset by a decrease in expenses related to corporate activities, such as professional services expenses and public relations.

Other Financial Income (expenses), net

Other financial income (expenses), net, decreased from $1,437,000 in financial income for the six-month period ended December 31, 2024 to $296,000 in financial income for the six-month period ended December 31, 2025. The decrease is mainly attributed to (1) exchange rate differences expenses related to the EIB Loan (as defined below) following fluctuation between the U.S. dollar against the Euro, (2) a decrease in interest income from deposits, resulting from reduced deposit levels due to withdrawals, (3) a decrease due to exchange rate expenses on a lease liability due to the strength of the New Israeli Shekel (“NIS”), against the U.S. Dollar, partially offset by (4) an increase in income from hedging transactions.

Other financial income (expenses), net, decreased from $2,058,000 in financial income for the three-month period ended December 31, 2024 to $143,000 in financial expenses for the three-month period ended December 31, 2025. The decrease is mainly attributed to (1) exchange rate differences expenses related to the EIB Loan (as defined below) following fluctuation between the U.S. dollar against the Euro, (2) a decrease in interest income from deposits, resulting from reduced deposit levels due to withdrawals, and (3) a decrease due to exchange rate expenses on a lease liability due to the strength of the NIS, against the U.S. Dollar.

Interest Expenses

Interest expenses related to our outstanding loan received from the EIB and all changes during the six-month and three-month periods ended December 31, 2025 compared to the six-month and three-month periods ended December 31, 2024 are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss for the six-month and three-month periods ended December 31, 2025 were $13,004,000 and $6,872,000, respectively, as compared to net loss of $9,146,000 and $3,110,000 for the six-month and three-month periods ended December 31, 2024, respectively. The increase is mainly due to the increase in R&D expenses, net, general and administrative expenses and financial income, net, for the reasons mentioned above.

We had a net loss attributed to our non-controlling interest with respect to Ever After Foods and Kokomodo of $611,000 and $329,000 for the six-month and three-month periods ended December 31, 2025, respectively, as compared to $308,000 and $154,000, for the six-month and three-month periods ended December 31, 2024, respectively, with respect to Ever After Foods.

Net loss per share attributed to shareholders for the six-month and three-month periods ended December 31, 2025 were $1.36 and $0.71, respectively, as compared to $1.61 and $0.53 for the six-month and three-month periods ended December 31, 2024, respectively. The decrease in the loss per share was due primarily to an increase in our weighted average number of shares outstanding which reflects the issuance of additional shares upon the vesting of RSUs and RS issued to directors, employees and consultants and pre-funded warrants, partially offset by an increase in the loss for the year.

For the six-month and three-month periods ended December 31, 2025 and 2024, we had weighted average common shares outstanding of 9,127,616, 9,260,439 and 5,505,915, 5,552,931, respectively, which were used in the computations of net loss per share for the six-month and three-month periods.

Liquidity and Capital Resources

As of December 31, 2025, our total current assets were $13,804,000 and total current liabilities were $32,346,000. On December 31, 2025, we had a working capital deficit of $18,542,000, total deficit of $9,213,000, out of which $5,395,000 is attributed to the non-controlling interest in Ever After Foods and Kokomodo, and an accumulated deficit of $455,448,000.

Our cash and cash equivalents and restricted cash as of December 31, 2025 amounted to $4,914,000, compared to $7,490,000 as of December 31, 2024 and compared to $6,317,000 as of June 30, 2025. Cash balances changed in the six-month period ended December 31, 2025 compared to the six-month period ended December 31, 2024 for the reasons presented below.

Net cash used for operating activities increased to $10,633,000 during the six-month period ended December 31, 2025, compared to $8,692,000 during the six-month period ended December 31, 2024, primarily due to increase in exchange rate, increase in salaries following the acquisition of our subsidiary, Kokomodo and a decrease in grants received from the IIA and NIAID contract funding , partially offset by an increase in cash generated from services provided to CDMO clients for process and product development, as well as income from fees in the AgTech sector.

Investing activities provided cash of $6,508,000 in the six-month period ended December 31, 2025, compared to cash provided of $9,230,000 for the six-month period ended December 31, 2024. Cash provided by investing activities for the six-month period ended December 31, 2025, consisted primarily of proceeds from short-term deposits, net of $7,071,000, partially offset by payments of $563,000 related to investments in property and equipment. Cash provided by investing activities for the six-month period ended December 31, 2024, consisted primarily of proceeds from short-term deposits, net of $9,550,000, partially offset by payments of $320,000 related to investments in property and equipment.

 Financing activities provided cash of $2,843,000 in the six months ended December 31, 2025, which were related to net proceeds received from the issuances of common shares and warrants, net of issuance cost related to the Offering (as defined below) and the Sales Agreement with A.G.P (as defined below), as well as, proceeds related to the SAFE Agreement (as defined below). We had no financing activities in the six-month period ended December 31, 2024.

In July 2025, our CEO agreed to forgo 25% percent of his monthly salary, in the amount of NIS 148,500 for a period of six months commencing July 2025.

On October 15, 2025, the Company’s Board of Directors (the “Board”) approved a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consist of (i) 39,050 RSUs which are fully vested, and (ii) stock options to purchase 39,050 common shares of the Company which are fully vested and exercisable for a period of three years at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41,000, was reversed.

The Board further approved, contingent upon the achievement of certain objectives and accomplishments by December 31, 2025, the future grant to the CEO of (i) 9,266 RSUs, and (ii) stock options to purchase 9,266 common shares of the Company. As of December 31, 2025, the applicable objectives had not been achieved, and therefore no grant was made.

On November 13, 2025, Kokomodo entered into a Simple Agreement for Future Equity agreement (the “SAFE Agreement”) with an investor for an aggregate amount of $300,000. In the event of an Equity Financing, which is defined in the SAFE Agreement as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE Agreement), the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE Agreement) divided by Kokomodo Capitalization (as defined in the SAFE Agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 20%. The SAFE was classified as a long-term liability, accounted at fair value, with remeasurement at each reporting period.

On December 4, 2025, in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 30% monthly cash salary reduction in the amount of NIS 59,400 to Mr. Yanay, our CEO, applicable to months of January 2026 and February 2026, (ii) a 20% cash salary reduction in the amount of NIS 33,000 to Mrs. Zalts, our Chief Financial Officer (“CFO”), applicable to months of December 2025, January 2026 and February 2026, and (iii) a 20% monthly fee reduction to the fees that are paid to the Company’s directors applicable to the months of December 2025 through February 2026.

On December 4, 2025, the Board approved a grant of 10,248 RSUs, in aggregate, to the CEO and CFO and an aggregate of 2,885 RSUs to Board members in lieu of cash compensation under the Company’s 2019 Equity Compensation Plan, with all RSUs vesting in equal monthly installments over three months. These grants were made to support the Company’s cost-management initiatives and to align leadership incentives with long-term performance objectives.

Effective December 4, 2025, Mr. Alexandre Weinstein, an existing shareholder and director of the Company was appointed by the Board as Chairman of the Board, and Mr. Zami Aberman was appointed by the Board as Vice Chairman of the Board. In connection therewith, Mr. Aberman’s consultancy agreement with the Company terminated effective January 4, 2026.

On December 8, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Chutzpah Holdings LP (the “Purchaser”), a limited partnership beneficially owned by Mr. Weinstein, relating to a private placement offering (the “Offering”) of: (i) 625,000 common shares of the Company, and (ii) common warrants (the “Common Warrants”) to purchase up to 625,000 common shares. The combined purchase price for each common share and Common Warrant is $4.00. The Common Warrants were exercisable immediately at an exercise price of $4.25 per share and are exercisable until June 30, 2026. The common warrants contain customary anti-dilution provisions and are subject to a 35% beneficial ownership limitation.

On December 30, 2025, the Offering closed and the Company received gross proceeds in the amount of $2.5 million, which it is using for working capital and general corporate purposes.

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. During the second quarter of fiscal year 2026, the Company sold 22,800 common shares under the Sales Agreement at an average price of $3.90 per share, with issuance expenses of $43,000. As of February 12, 2026, the Company had sold a total of 65,529 common shares under the Sales Agreement at an average price of $5.23 per share.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement).

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, entered into a finance agreement with the EIB, providing for non-dilutive funding of up to €50 million, payable in three tranches (the “EIB Loan”). In June 2021, the Company received the first tranche in the amount of €20 million, which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022 and no additional funds are available thereunder.

The €20 million loan bears annual interest at a rate of 4% and is repayable on June 1, 2026, with interest payable together with the principal. As of December 31, 2025, accrued interest amounted to approximately €3.6 million. Discussions are still being held with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date; however, there is no certainty as to the outcome of these discussions. In addition to the interest, the EIB is entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on the Company’s consolidated revenues from fiscal year 2024 through fiscal year 2030, at rates of up to 2.3% on consolidated revenues below $350 million, 1.2% on consolidated revenues between $350 million and $500 million, and 0.2% on consolidated revenues exceeding $500 million. As of December 31, 2025, accrued royalties amounted to $5 thousand.

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

On April 15, 2025, Pluri Biotech received a formal notice of termination from the NIAID, according to which, the contract was terminated for the Government’s convenience, and such termination was effective as of April 15, 2025. We believe that the termination of the contract may reflect broader federal budgetary and administrative adjustments that have affected multiple health-related agencies, including the NIH. As of the date of this report, we received a total of $2.3 million in funding under the contract.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through December 31, 2025, total grants obtained from the IIA aggregated to approximately $28.2 million and total royalties paid and accrued amounted to $179 thousand.

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

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Chimeric Switch Receptors, developed by Prof. Cohen, head of laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to fund the collaboration for an initial term of one year, with an option to extend it for an additional year, subject to the IIA’s approval. During October 2025, we received approval for an additional month to finish the program until November 30, 2025. The total approved budget for the first year is NIS 549,067 (approximately $172,000).

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

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. Through December 31, 2025, we received a payment of approximately $330,000 in cash as part of the PROTO program.

In June 2025, the clinical study was approved by the Paul-Ehrlich-Institut. The study is conducted at Charité, together with an international consortium and under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery. In November 2025, the Company entered into an agreement with Charité governing the execution of the Phase I study of PLX-PAD for the treatment of mild to moderate knee osteoarthritis, including provisions relating to the allocation of rights in potential joint inventions arising from the study and the licensing of study results not subject to industrial property rights, if any.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar.

Outlook

We have accumulated a deficit of $455,448,000 since our inception in May 2001. We do not anticipate generating any significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of December 31, 2025, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $13,645,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which include a cost-reduction plan.

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

According to our management’s estimates, we have sufficient resources to meet our operating obligations for a period of less than six months from the issuance date of our interim unaudited condensed consolidated financial statements, which was February 12, 2026. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor discussed below and in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report, which could materially affect our business, financial condition or future results.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common shares, negatively impact the price of our common shares and negatively impact our ability to raise additional capital.

On January 20, 2026, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that we are not in compliance with the MVLS requirement of Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum of $35 million in MVLS for continued listing on The Nasdaq Capital Market, nor we are in compliance with either of the alternative listing standards, including having stockholders’ equity of at least $2.5 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice has no immediate effect on the listing or trading of our common shares, which continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

Pursuant to the Notice, and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided with an initial period of 180 calendar days, until July 20, 2026, to regain compliance with the MVLS requirement (the “Compliance Period”). Nasdaq indicated that if, at any time during the Compliance Period, our MVLS closes at $35 million or more for a minimum of 10 consecutive business days (unless Nasdaq, in its discretion, requires a longer period, but generally no more than 20 consecutive business days), Nasdaq will provide a written confirmation that we have regained compliance and the matter will be closed. In the event we do not regain compliance within the Compliance Period, we expect that Nasdaq will provide written notification that our securities are subject to delisting. At that time, we may be eligible to appeal any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

We are evaluating options to regain compliance with the MVLS requirement and intend to take appropriate actions to regain compliance; however, there can be no assurance that we will be able to regain compliance with all applicable requirements or maintain compliance thereafter.

If, for any reason, Nasdaq should delist our common shares from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders, including:

●	The liquidity of our common shares;

●	The market price of our common shares;

●	Our ability to obtain financing for the continuation of our operations;

●	The number of institutional and general investors that will consider investing in our common shares;

●	The number of investors in general that will consider investing in our common shares;

●	The number of market makers in our common shares;

●	The availability of information concerning the trading prices and volume of our common shares; and

●	The number of broker-dealer willing to execute trades in our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal year 2026, we issued an aggregate of 10,385 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10,2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 9, 2025).

10.1	Securities Purchase Agreement, dated December 8, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 9, 2025).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 12, 2026

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 12, 2026