Form 10-Q
period 2026-03-31
Pluri Inc.
filed 2026-05-14
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 10,789,546 common shares issued and outstanding as of May 13, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2026	June 30, 2025
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,419	$5,895
Short-term bank deposits		5,903	14,718
Restricted cash		226	422
Customer receivables		99	236
Prepaid expenses and other current assets		816	824
Total current assets		10,463	22,095

LONG-TERM ASSETS:

Restricted bank deposits		947	879
Severance pay fund		632	610
Property and equipment, net		1,673	1,823
Advances for property and equipment		840	420
Intangible assets, net	3	2,658	2,793
Goodwill		3,136	3,136
Operating lease right-of-use asset	11	5,525	6,900
Other long-term assets		183	27
Total long-term assets		15,594	16,588

Total assets		$26,057	$38,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	March 31, 2026	June 30, 2025
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Trade payables		$743	$866
Accrued expenses		700	1,178
Operating lease liability	11	614	659
Accrued vacation and recuperation		926	859
Advances from customers		227	148
Loan from the European Investment Bank, or EIB	5	27,414	27,289
Other accounts payable		1,382	1,329
Total current liabilities		32,006	32,328

LONG-TERM LIABILITIES

Accrued severance pay		630	703
Operating lease liability	11	5,600	6,102
Deferred tax liabilities		391	415
Simple Agreement for Future Equity, or SAFE	10	429	-
Total long-term liabilities		7,050	7,220

COMMITMENTS AND CONTINGENCIES	4

SHAREHOLDERS’ DEFICIT

Share capital:	6
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of March 31, 2026, and June 30, 2025; Issued and outstanding: 10,430,786 and 7,893,767 shares as of March 31, 2026, and June 30, 2025, respectively		*	*
Additional paid-in capital		442,393	436,213
Accumulated deficit		(460,996)	(443,055)
Total shareholders’ deficit		(18,603)	(6,842)
Non-controlling interests		5,604	5,977
Total deficit		(12,999)	(865)
Total liabilities and deficit		$26,057	$38,683

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Nine months ended March 31		Three months ended March 31,
	Note	2026	2025	2026	2025
Revenues		$681	$938	$167	$427
Cost of revenues		(424)	(491)	(111)	(291)
Gross profit		257	447	56	136

Operating expenses:
Research and development expenses		$(11,886)	$(9,797)	$(3,976)	$(3,235)
Less: participation by the National Institute of Allergy and Infectious Diseases, or NIAID, the Israeli Innovation Authority, or IIA, and Horizon Europe		167	940	14	192
Research and development expenses, net		(11,719)	(8,857)	(3,962)	(3,043)
General and administrative expenses		(7,930)	(7,145)	(2,630)	(2,493)

Operating loss		(19,392)	(15,555)	(6,536)	(5,400)

Other financial income (expenses), net		889	714	593	(723)
Interest expenses		(697)	(640)	(237)	(212)
Total financial income (expenses), net	7	192	74	356	(935)

Loss before taxes		$(19,200)	$(15,481)	$(6,180)	$(6,335)

Tax benefit		24	-	8	-

Net loss		$(19,176)	$(15,481)	$(6,172)	$(6,335)
Net loss attributed to non-controlling interest		$(1,235)	$(496)	$(624)	$(188)
Net loss attributed to shareholders		$(17,941)	$(14,985)	$(5,548)	$(6,147)

Loss per share:
Basic and diluted net loss per share		$(1.90)	$(2.56)	$(0.55)	$(0.94)

Weighted average number of shares used in computing basic and diluted net loss per share		9,431,741	5,857,743	10,054,803	6,563,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants	224,064		(*	)	1,171	-	1,171	134	1,305
Issuance of common shares and warrants, net of issuance costs of $476	2,143,167		(*	)	9,244	-	9,244	-	9,244
Net loss	-		-		-	(14,985)	(14,985)	(496)	(15,481)
Balance as of March 31, 2025	7,775,443	$	(*	)	$430,983	$(435,457)	$(4,474)	$4,957	$483

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of January 1, 2025	5,565,449	$	(*	)	$421,282	$(429,310)	$(8,028)	$5,111	$(2,917)
Share-based compensation to employees, directors, and non-employee consultants	66,827		(*	)	457	-	457	34	491
Issuance of common shares and warrants, net of issuance costs of $476	2,143,167		(*	)	9,244	-	9,244	-	9,244
Net loss	-		-		-	(6,147)	(6,147)	(188)	(6,335)
Balance as of March 31, 2025	7,775,443	$	(*	)	$430,983	$(435,457)	$(4,474)	$4,957	$483

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of July 1, 2025	7,893,767	$	(*	)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)
Share-based compensation to employees, directors, and non-employee consultants	574,050		(*	)	2,388	-	2,388	862	3,250
Issuance of common shares First Common Warrants and Second Common Warrants related to the First Offering and the Second Offering (as defined below), net of issuance costs of $6 (see note 6(3) and note 6(4))	937,500		(*	)	3,744	-	3,744	-	3,744
Issuance of common shares under the Sales Agreement with A.G.P (as defined below), net of issuance costs of $43 (see note 6(1))	23,300		(*	)	48	-	48	-	48
Exercise of pre-funded warrants (see note 6(2))	1,002,169		(*	)	-	-	-	-	-
Net loss	-		-		-	(17,941)	(17,941)	(1,235)	(19,176)
Balance as of March 31, 2026	10,430,786	$	(*	)	$442,393	$(460,996)	$(18,603)	$5,604	$(12,999)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’	Non- controlling	Total
	Shares	Amount			Capital	Deficit	Equity (Deficit)	Interests	Equity
Balance as of January 1, 2026	9,977,751	$	(*	)	$440,840	$(455,448)	$(14,608)	$5,395	$(9,213)
Share-based compensation to employees, directors, and non-employee consultants	140,035		(*	)	304	-	304	833	1,137
Issuance of common shares and Second Common Warrants related to the Second Offering (as defined below), net of issuance costs of $3 (see note 6(4)) and Issuance of common shares under the Sales Agreement with A.G.P, (as defined below) (see note 6(1))	313,000		(*	)	1,249	-	1,249	-	1,249
Net loss	-		-		-	(5,548)	(5,548)	(624)	(6,172)
Balance as of March 31, 2026	10,430,786	$	(*	)	$442,393	$(460,996)	$(18,603)	$5,604	$(12,999)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Nine months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,176)	$(15,481)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	387	205
Share-based compensation to employees, directors and non-employee consultants	3,250	1,305
Decrease in fair value of warrant liability	-	(17)
Decrease (increase) in customer receivable	137	(144)
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	(148)	279
Decrease in trade payables	(38)	(244)
Increase (decrease) in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	(382)	248
Decrease in operating lease right-of-use asset and liability, net	828	178
Increase in advances from customers	79	290
Increase in interest receivable on short-term deposits and restricted bank deposits	(86)	(145)
Effect of exchange rate changes on cash, cash equivalents, deposits, restricted cash and restricted bank deposits	(25)	(372)
Increase in short-term interest payable and exchange rate differences related to the EIB Loan (defined below), net	124	921
Decrease in accrued severance pay, net	(95)	(18)
Net cash used for operating activities	$(15,145)	$(12,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(607)	$(897)
Proceeds from withdrawal of short-term deposits, net	8,901	5,895
Net cash provided by investing activities	$8,294	$4,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from SAFE	$429	$-
Issuance of common shares and warrants, net of issuance costs	3,792	9,968
Net cash provided by financing activities	$4,221	$9,968

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS and restricted cash	26	50
Increase (decrease) in cash, cash equivalents, restricted cash and restricted bank deposits	(2,604)	2,021
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,196	7,671
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$4,592	$9,692
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,419	8,499
Restricted cash	226	407
Long-term restricted bank deposits	947	786
Total cash, cash equivalents, restricted cash and restricted bank deposits	$4,592	$9,692
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$5	$214
Accrued expenses related to issuance of common shares, pre-funded warrants and warrants	-	444
Lease liabilities arising from obtaining right-of-use assets	$165	$1,014
	170	1,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd., or Pluri Biotech, incorporated on January 22, 2003, under the laws of the State of Israel. Pluri Biotech has several subsidiaries, including:

-	Pluristem GmbH, or the German Subsidiary, a wholly owned subsidiary incorporated on January 10, 2020, under the laws of Germany;

-	Ever After Foods Ltd., or Ever After Foods, a majority-owned subsidiary, incorporated on November 29, 2021, under the laws of the State of Israel;

-	Coffeesai Ltd., or Coffeesai, a wholly owned subsidiary, incorporated on March 18, 2024, under the laws of the State of Israel;

-	Kokomodo Ltd., or Kokomodo, a majority-owned subsidiary incorporated on January 30, 2024, under the laws of the State of Israel; and

-	Cellav Health and Aesthetics Ltd., a wholly owned subsidiary, incorporated on November 5, 2025, under the laws of the State of Israel.

Unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with Pluri Biotech and Pluri Biotech’s subsidiaries, or, collectively, the Subsidiaries.

b.	Pluri is a biotechnology company operating in one operating segment, focused on the development, manufacturing and commercialization of cell-based products and technologies. The Company’s proprietary three-dimensional cell expansion platform is supported by an in-house, industrial-scale cell manufacturing facility, and operated in accordance with Good Manufacturing Practice, or GMP, standards on a self-declared basis. Pluri utilizes its technology platform to enable scalable and cost-efficient cell expansion and to support a range of cell-based products, services, therapeutics and related technologies. The platform is currently applied in practice across multiple business areas, including regenerative medicine, wellness and longevity, food technology, agricultural technology, and the Company’s Contract Development and Manufacturing Organization, or CDMO, activities.

c.

The Company has incurred an accumulated deficit of approximately $460,996 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2026, the Company’s total shareholders’ equity deficit amounted to $18,603. During the nine-month period ended March 31, 2026, the Company incurred losses of $19,176 and its negative cash flow from operating activities was $15,145. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of March 31, 2026, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $10,495. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures and a cost-reduction plan. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) enter into an agreement with the EIB regarding a loan restructuring, as detailed below, and (5) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. If the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company has sufficient resources to meet its operating obligations for a period of less than three months from the issuance date of these interim unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

d.	On April 30, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the EIB Loan. The amount received is due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the EIB Loan. On April 21, 2026, the Company received a notice from the EIB, notifying the Company that the EIB is reserving its rights under the Finance Contract; however, discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date, remain ongoing. There can be no assurance as to the outcome of these discussions or the timing or terms of any resolution. As of March 31, 2026, the linked principal and interest accrued balance was $27,414 and is presented among short-term liabilities (see note 5).

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

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

Operating results for the three-month and nine-month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending June 30, 2026.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these interim unaudited condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, percentage of completion in revenue recognition, estimates of forfeiture rate and determining the valuation of the incremental borrowing rate of the lease and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

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

The Company measures its derivative instruments at fair value under Accounting Standards Codification, or ASC, “Fair Value Measurements and Disclosures”, or ASC 820. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The net income from derivative instruments recognized in “Financial income (expenses), net” for the three-month periods ended March 31, 2026 and 2025 was $6 and $(55), respectively, for the nine-month periods ended March 31, 2026 and 2025 was $348 and $48, respectively (see note 7), and was classified within level 2 of the fair value hierarchy.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - INTANGIBLE ASSETS, NET

March 31,
2026
Cost:
Cocoa cell growth and application platform	$2,685
Ability to develop additional applications	138
Total cost	2,823
Accumulated amortization:
Cocoa cell growth and application platform	165
Ability to develop additional applications	-
Total accumulated amortization	165
Intangible assets, net	$2,658

Amortization expenses amounted to $45 and $135 for the three-month and nine-month periods ended March 31, 2026, respectively.

During the three-month and nine-month periods ended March 31, 2026, no impairment losses were recorded.

NOTE 4: - COMMITMENTS AND CONTINGENCIES

a.	As of March 31, 2026, an amount of $1,173 of cash and deposits was pledged by Pluri Biotech to secure its credit line, lease agreement, derivative and hedging and bank guarantees, and by Ever After Foods to secure its lease agreement.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the IIA are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR, applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of March 31, 2026, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,021, not including SOFR interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% of the Company’s revenues in the region for a five-year period, beginning in the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	For information regarding royalties to the EIB, see note 5.

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

In addition to any interest payable on the EIB Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amounts range from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of March 31, 2026, and June 30, 2025, the Company had an accrued royalty in the amount of $6 and $12, respectively.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract and does not expect to receive additional funds, since the 36-month period of the Finance Contract has ended. The amount received is due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the EIB Loan. As of March 31, 2026, the linked principal balance in the amount of $22,976 and the interest accrued in the amount of $4,438 are presented among short-term liabilities.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. On April 21, 2026, the Company received a notice from the EIB, notifying the Company that the EIB is reserving its rights under the Finance Contract; however, discussions with the EIB regarding a potential restructuring of the EIB Loan, including a possible extension of its maturity date, remain ongoing. There is no certainty or assurance as to the outcome of these discussions or the timing or terms of any resolution.

NOTE 6: - SHAREHOLDERS’ EQUITY

(1)

On February 13, 2024 the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with A.G.P./Alliance Global Partners, or A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. During the nine-month period ended March 31, 2026, the Company sold 23,300 common shares under the Sales Agreement at a weighted average price of $3.89 per share, with issuance expenses of $43. As of March 31, 2026, the Company had sold a total of 66,029 common shares under the Sales Agreement at a weighted average price of $5.21 per share.

In April 2026, subsequent to the balance sheet date, the Company sold 13,000 common shares under the Sales Agreement at a price of $3.72 per share, net of $9 of issuance expenses.

(2)	On October 23, 2025, 1,002,169 pre-funded warrants were exercised into 1,002,169 common shares of the Company, at a nominal exercise price of $0.0001 per share.

(3)

On December 8, 2025, the Company entered into a Securities Purchase Agreement, or the First Securities Purchase Agreement, with Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Alexandre Weinstein, a non-U.S. investor and an existing shareholder and director of the Company, relating to a private placement offering, or the First Offering, of: (i) 625,000 common shares of the Company, and (ii) warrants, or the First Common Warrants, to purchase up to 625,000 common shares. The First Offering price per share and accompanying First Common Warrant was $4.00. The First Common Warrants were exercisable immediately and have an exercise price of $4.25 per share and will be exercisable until June 30, 2026.

The First Offering closed on December 30, 2025, and the gross proceeds to the Company were $2,500, net of $3 of issuance expenses.

(4)

On March 25, 2026, the Company entered into an additional Securities Purchase Agreement, or the Second Securities Purchase Agreement, effective as of March 24, 2026, with Chutzpah Holdings LP, or the Second Offering, of: (i) 625,000 common shares of the Company, and (ii) warrants, or the Second Common Warrants, to purchase up to 625,000 common shares. The Second Offering price per share and accompanying Second Common Warrant was $4.00. The Second Common Warrants have an exercise price of $4.25 per share and are exercisable commencing on their issuance date and until the expiration of the eighteen-month anniversary following closing of the Second Offering.

The Second Offering closed in two installments: 50% closed on March 31, 2026, and the remaining 50% closed on April 21, 2026, subsequent to the balance sheet date, each generating gross proceeds of $1,250, net of $3 of issuance expenses. The Second Common Warrants were issued in two installments in connection with the two closings of the Second Offering, with 50% of the Second Common Warrants issued on March 31, 2026, and the remaining 50% issued on April 21, 2026, and each installment is exercisable from its respective issuance date until the eighteen-month anniversary of such issuance date.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

(5)

On January 20, 2026, the Company received a notice from The Nasdaq Stock Market LLC, or Nasdaq, stating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2) due to failure to maintain a minimum of $35,000 market value of listed securities, or MVLS, which is required for continued listing on The Nasdaq Capital Market, nor is it in compliance with either of the alternative listing standards, including having stockholders’ equity of at least $2,500 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On February 27, 2026, the Company received a letter from Nasdaq, determining that the Company regained compliance with Listing Rule 5550(b)(2), due to the fact that for the 10 consecutive business days from February 13, 2026 to February 26, 2026, the market value of the Company’s listed securities was $35,000 or greater, satisfying the requirement under Rule 5550(b)(2). As a result, this matter has been closed, and the Company remains in good standing on The Nasdaq Capital Market.

(6)	Share options, restricted share units, or RSUs, and restricted shares, or RS, to employees, directors and consultants:

Pluri Inc. adopted the 2016 Equity Compensation Plan (amended and restated on June 30, 2025), or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans. Under the Plans, share options, RS and RSUs may be granted to the officers, directors, employees and consultants of the Company.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Nine months ended March 31, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at the beginning of the period	10,755	$6.23	4.23	$24
Share options exercised	(1,375)	-	-	-
Share options outstanding at end of the period	9,380	$7.14	3.71	$11
Share options vested and exercisable at the end of the period	9,380	$7.14	3.71	$11

b.	Options to the Chief Executive Officer, or CEO, and a Former Director:

A summary of the share options granted to the CEO and to a former director under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Nine months ended March 31, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	1.42
Share options granted	39,050	$5.00	2.54
Share options expired	(10,463)	8.96	-
Share options outstanding at the end of the period	268,878	$13.62	0.96
Share options vested and exercisable at the end of the period	268,878	$13.62	0.96

During the three-month and nine-month periods ended March 31, 2026, compensation expenses recorded in general and administrative expenses related to options granted to the CEO (as detailed below) by Pluri Inc. and Pluri Biotech were $0 and $83, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - SHAREHOLDERS’ EQUITY (CONT.)

As of March 31, 2026, the aggregate intrinsic value of these options was $0.

The fair value of the service-based share option granted during the nine-month periods ended March 31, 2026, was estimated on the grant date using a Black-Scholes option-pricing model using the following assumptions: exercise price of $5.00 per share, expected volatility of 76.40%, a risk-free rate of 3.52%, a contractual term of 3 years, an expected dividend yield of 0% and a share price at the issuance date of $4.39. The fair value of share options granted during the nine-month period ended March 31, 2026 was $2.13 per option. No share options were granted during the three-month period ended March 31, 2026 and during three-month and nine-month periods ended March 31, 2025.

On October 15, 2025, the Company’s Board of Directors, or the Board, approved a grant of equity awards to the Company’s CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consisted of (i) 39,050 RSUs which were fully vested as of the date of grant (see also item c), and (ii) options to purchase 39,050 common shares of the Company which were fully vested as of the date of grant and exercisable for a period of three years, at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41, was reversed.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and Pluri Biotech, for the nine-month period ended March 31, 2026:

Nine months ended March 31, 2026
Number
Unvested at the beginning of the period	634,763
Granted	129,082
Forfeited	(39,937)
Vested	(379,349)
Unvested at the end of the period	344,559
Expected to vest after the end of the period	312,089

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the nine-month period ended March 31, 2026 granted to employees and directors was $3.98 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and Pluri Biotech are approximately $545 to be recognized by the end of November 2028.

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

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and Pluri Biotech for the nine-month period ended March 31, 2026:

Nine months ended March 31,
2026
Number
Unvested at the beginning of the period	24,551
Granted	182,226
Forfeited	(8,595)
Vested	(193,326)
Unvested at the end of the period	4,856
Expected to vest after the end of the period	4,856

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the nine-month period ended March 31, 2026 granted to non-employee consultants was $4.85 per share.

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and Pluri Biotech are approximately $537 to be recognized by the end of September 2027.

Compensation expenses related to RSUs and RS granted by Pluri Inc. and Pluri Biotech were recorded as follows:

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Research and development expenses	$329	$267	$78	$131
General and administrative expenses	1,448	902	317	332
	$1,777	$1,169	$395	$463

During the three-month and nine-month periods ended March 31, 2026, compensation expenses related to RS granted to a consultant were recorded in prepaid expenses and other current assets and in other long-term assets, were $371 and $157, respectively.

NOTE 7: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Foreign currency translation income (expenses), net	$126	$(183)	$483	$(945)
Interest income on deposits and restricted bank deposits	415	832	104	260
Change in fair value of warrant and pre-funded warrant liabilities	-	17	-	17
Income from hedging derivatives	348	48	6	(55)
Other financial income (expenses), net	889	714	593	(723)
EIB Loan interest expenses	(697)	(640)	(237)	(212)
	$192	$74	$356	$(935)

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Revenues from external customers	$681	$938	$167	$427

Salary expenses	$(10,236)	$(8,857)	$(3,459)	$(3,063)
Professional services expenses	(1,411)	(1,867)	(332)	(599)
Materials	(1,289)	(1,338)	(356)	(420)
Other segment items (1)	(6,921)	(4,357)	(2,192)	(2,680)

Net loss	$(19,176)	$(15,481)	$(6,172)	$(6,335)

Other segment disclosures:
Depreciation and amortization expenses	$387	$205	$128	$72
Share-based compensation expenses	2,722	1,305	1,285	491
Interest income	415	832	104	260
Interest expense	697	640	237	212
Tax benefit	$24	$-	$8	$-

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our interim unaudited condensed consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 2,087,140 shares underlying outstanding warrants, 275,127 shares underlying outstanding options, and 349,415 shares underlying outstanding RSUs and RS for the three-months and nine-months ended March 31, 2026, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,175,670 shares underlying outstanding warrants, 247,009 shares underlying outstanding options, and 742,643 shares underlying outstanding RSUs and RS for the three-months and nine-months ended March 31, 2025, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss attributed to shareholders	$(17,941)	$(14,985)	$(5,548)	$(6,147)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	9,004,862	5,853,237	10,051,672	6,559,049

Pre-funded warrants to purchase common shares	423,748	-	-	-

Unexercised vested options with no par value exercise price	3,131	4,506	3,131	4,506

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	9,431,741	5,857,743	10,054,803	6,563,555

Net loss per share attributable to common shareholders - basic and diluted	$(1.90)	$(2.56)	$(0.55)	$(0.94)

NOTE 10: - SAFE

On November 13, 2025, Kokomodo entered into a SAFE agreement with an investor for an aggregate amount of $300. In addition, on March 17, 2026, Kokomodo entered into a SAFE agreement with another investor for an aggregate amount of $129. Pursuant to the terms of the SAFE agreements, in the event of an Equity Financing, which is defined in the SAFE agreements, as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreements) divided by Kokomodo Capitalization (as defined in the SAFE agreements), or (2) the price per preferred share sold in the Equity Financing discounted by 20%. The SAFE was classified as a long-term liability, accounted at fair value, with remeasurement at each reporting period (see note 2d). As of March 31, 2026, there was no change in fair value.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - LEASES

In January 2026, the Company entered into an addendum to its facility operating lease agreement with the lessor, or the Lease Addendum, pursuant to which the Company exercised its option to extend the lease term through December 2031. The Company exercised the option one year earlier than scheduled, while all other terms and conditions remained unchanged. In consideration for exercising the option, the Company received a waiver of lease payments for a three-month period commencing on January 1, 2026, which waiver will remain effective in accordance with the terms in the Lease Addendum.

The Company determined that the Lease Addendum and the related waiver of lease payments qualified as a lease modification under ASC 842-10-25-8, effective January 1, 2026, or the Modification Date. Accordingly, the lease liability was remeasured as of the Modification Date based on the present value of the revised lease payments over the remaining lease term, discounted using the Company’s incremental borrowing rate based on the information available at the lease Modification Date. The total modification resulted in a reduction of $853 to the right-of-use asset and lease liability, with an additional reduction of $136 in the right-of-use asset recognized in financial income (expenses), net, resulting from the remeasurement of the right-of-use asset based on the exchange rate as of the Modification Date.

NOTE 12: - SUBSEQUENT EVENTS

In April 2026, the Company sold 13,000 common shares under the Sales Agreement at a price of $3.72 per share, net of $9 of issuance expenses (see also note 6(1)).

On April 21, 2026, 50% of the Second Offering closed generating gross proceeds of $1,250, net of $3 of issuance expenses (see also note 6(4)).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market and potential benefits from our products and ventures, based on our cell-based technology platform in regenerative medicine, immunotherapy, food technology (“food tech”), agriculture technology (”AgTech”), wellness and longevity, and our Contract Development and Manufacturing Organization (“CDMO”) business, as well as potentially in other industries and verticals that have a need for our mass-scale and cost-effective cell expansion platform;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our CDMO business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”) cells, including future collaborations, to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential new treatment;

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”), and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements, including our discussions with the European Investment Bank (“EIB”) about the restructuring of the EIB Loan (as defined below) and the outcome of such discussions;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	conditions in the Middle East, including ongoing hostilities involving Israel, Iran and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other non-state organizations, as well as geopolitical tensions with other regional countries, may affect economic and market conditions where we operate and could directly impact our business, results of operations and financial condition;

●	developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to maintain compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum of $35 million in market value of listed securities (“MVLS”) for continued listing on the Nasdaq Capital Market.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historical results of scientific research and development (“R&D”), clinical and preclinical trials, do not guarantee that the conclusions of future R&D or trials will not suggest different conclusions. Also, historical results referred to in this periodic report may be interpreted differently in light of additional research, development, clinical and preclinical trials results. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), as well as in Part II, Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Overview

We are a biotechnology company leveraging our proprietary three-dimensional (“3D”) cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility and operated in accordance with Good Manufacturing Practice (“GMP”) standards on a self-declared basis. We utilize our technology platform to enable scalable and cost-efficient cell expansion and to support a range of cell-based products, services, therapeutics and related technologies. The platform is currently applied in practice across multiple business areas, including regenerative medicine, wellness and longevity, food technology, agricultural technology, and through our CDMO activities.

Our operations pursue a variety of initiatives that leverage the Company’s technology across diverse applications and industries, as set forth below:

Cell Therapy

We use our advanced cell-based technology platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates for the treatment of inflammatory, muscle injuries and hematologic conditions. In addition, we are advancing a proprietary immunotherapy platform based on novel technology.

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

Immunotherapy MAIT cells - In May 2024, we launched a novel allogeneic immunotherapy platform utilizing MAIT cells specifically designed to address solid tumors - a critical area in medicine where effective treatments are currently insufficient. We believe that our MAIT cells, isolated from the human placenta, offer substantial potential benefits compared to conventional T-cells.

Placental MAIT cells are potent effector cells, potentially targeting tumors through multiple mechanisms while expressing high levels of various chemokine receptors, which facilitate their migration directly to tumor sites. Furthermore, unlike conventional autologous T-cells typically collected from peripheral blood, our MAIT cells are designed to be an allogenic universal product. Given their highly restricted T-cell receptor profile, the MAIT cells minimize their likelihood of inducing GvHD, a significant advantage over other potential allogeneic products. We are aiming to design the MAIT cells to potentially show better persistence in the body for a longer duration, enhancing their therapeutic efficacy.

PluriCDMO™ - In January 2024, we launched a business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers cell therapy development and manufacturing expertise to companies, from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients, as well as related services. We have entered into several agreements with clients through PluriCDMO™ and are actively generating revenues as a result of such agreements.

AgTech

We are involved in several initiatives leveraged by Pluri’s 3D cell expansion in the AgTech field, including:

(a) a proof-of-concept (“POC”) collaboration with ICL Group Ltd., a global specialty minerals company, through its Open Innovation program, to improve bio stimulant delivery and enhance yield sustainably;

(b) a strategic POC agreement with an international agriculture corporation aimed at boosting the global vegetable product supply, streamlining supply chains, and promoting a more sustainable future for agriculture; and

(c) the development of cell-cultured coffee and cacao through business activities operated via our subsidiaries in the plant-based vertical, Coffeesai and Kokomodo, respectively:

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

Aesthetics and Wellness

Cellav - In November 2025, we established Cellav, a wholly owned subsidiary focused on developing regenerative skin and hair solutions using our proprietary 3D cell expansion technology. Cellav develops, manufactures and markets skin care and cosmetic products and cell-derived ingredients, including exosomes and cell ingredients (human or plant-derived), conditioned media for integration into third-party formulations and for use in professional and consumer skincare and haircare products. These products and ingredients may also be offered as finished, ready-to-sell products, professional kits or consumable products.

During the nine-months period ended March 31, 2026, and through the date of this report, we continued to advance our activities across our foodtech, AgTech and cell-based aesthetics and wellness subsidiaries. Each of Ever After Foods, Kokomodo, Coffeesai and Cellav entered into collaboration agreements with leading collaboration partners in Asia, Europe, and the United States to evaluate and potentially further develop applications of our proprietary technologies in their respective fields. These collaborations are structured around initial, partner-funded POCs or pilot programs, designed to assess the application of our technologies in cultivated meat, cacao, coffee, and cell-based skincare, and may, subject to positive outcomes, be expanded into subsequent development or commercialization activities. Collectively, we believe that these collaborations underscore the growing commercial and technological validation of our platform and enhance our strategic positioning across multiple industries.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2026 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2025

Revenues

Revenues for the nine-month and three-month periods ended March 31, 2026, were $681,000 and $167,000, respectively, as compared to $938,000 and $427,000 during the nine-month and three-month periods ended March 31, 2025, respectively. Revenues for the nine-month and three-month periods ended March 31, 2026, and 2025 were primarily generated from services provided to CDMO clients for process and product development and additional revenues from POC collaborations in the AgTech field. The decrease in revenues for each of the nine-month and three-month periods ended March 31, 2026, was primarily driven by a lower volume of project activity as compared to the corresponding periods in fiscal year 2025.

Cost of Revenues

Cost of revenues for each of the nine-month and three-month periods ended March 31, 2026, were $424,000 and $111,000, respectively, as compared to $491,000 and $291,000 during the nine-month and three-month periods ended March 31, 2025, respectively. Cost of revenues includes manufacturing costs related to our CDMO and AgTech fields, which primarily consist of materials, personnel-related and overhead costs. The decrease in cost of revenues for each of the nine-month and three-month periods ended March 31, 2026, was primarily driven by a lower volume of project activity as compared to the corresponding periods in fiscal year 2025, resulting in reduced materials usage, personnel costs and allocated overhead.

Research and Development Expenses (“R&D”), Net

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the National Institute of Allergy and Infectious Diseases (“NIAID”)) for the nine-month period ended March 31, 2026, increased by 32% from $8,857,000 for the nine-month period ended March 31, 2025, to $11,719,000. The increase was mainly attributable to (1) an increase in salaries and related expenses due to foreign exchange differences and the addition of new employees following the acquisition of our subsidiary, Kokomodo, partially offset by headcount reductions and the implementation of a cost-reduction plan, (2) an increase in lease expenses on our facilities mainly due to Ever After Foods’ new operating facility, and (3) an increase in share-based compensation expenses related to Ever After Foods’s options granted to an Ever After Foods’s employee, partially offset by (4) a decrease in participation by NIAID and (5) a decrease in R&D expenses following POC activities in our subsidiaries.

R&D expenses, net (costs less participation by the IIA, Horizon Europe and the NIAID) for the three-month period ended March 31, 2026, increased by 30% from $3,043,000 for the three-month period ended March 31, 2025, to $3,962,000. The increase was mainly attributable to the same reasons described in the preceding paragraph.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended March 31, 2026, increased by 11% from $7,145,000 for the nine-month period ended March 31, 2025, to $7,930,000. The increase was mainly attributable to (1) an increase in share-based compensation expenses related to restricted shares (“RS”), which were granted during the reporting period to consultants, as well as restricted stock units (“RSUs”) and options granted to our Chief Executive Officer (“CEO”) in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025, and to Ever After Foods’s options granted to an Ever After Foods’s employee; and (2) an increase in salaries and related expenses primarily due to foreign exchange differences, the addition of new employees following the acquisition of our subsidiary, Kokomodo, partially offset by (3) a reduction in our CEO’s salary, whereby he waived 25% of his salary from July through December 2025, and 30% of his salary between January and February 2026, as well as the implementation of a cost-reduction plan, which included a reduction in headcount, and (4) a decrease in expenses related to corporate activities, such as professional services expenses.

General and administrative expenses for the three-month period ended March 31, 2026, increased by 6% from $2,493,000 for the three-month period ended March 31, 2025, to $2,630,000. The increase was mainly attributed to an increase in share-based compensation expenses related to RS which were granted during the current period to consultants, as well as Ever After Foods’s options granted to an Ever After Foods’s employee, partially offset by a decrease in expenses related to corporate activities, such as professional services expenses.

Other Financial Income (expenses), net

Other financial income (expenses), net, increased from $714,000 in financial income for the nine-month period ended March 31, 2025, to $889,000 in financial income for the nine-month period ended March 31, 2026. The increase was mainly attributable to (1) exchange rate differences expenses related to the EIB Loan (as defined below) following fluctuation between the U.S. dollar against the Euro, and (2) an increase in income derived from hedging transactions, partially offset by (3) a decrease in interest income from deposits, due to lower deposit balances following withdrawals, and (4) a decrease due to exchange rate expenses on a lease liability and on deposits due to the strength of the New Israeli Shekel (“NIS”), against the U.S. Dollar.

Other financial income (expenses), net, increased from $723,000 in financial expenses for the three-month period ended March 31, 2025, to $593,000 in financial income for the three-month period ended March 31, 2026. The increase was mainly attributable to (1) exchange rate differences expenses related to the EIB Loan (as defined below) following fluctuation between the U.S. dollar against the Euro, and (2) an increase in income derived from hedging transactions, partially offset by (3) a decrease in interest income from deposits, due to lower deposit balances following withdrawals, and (4) a decrease due to exchange rate expenses on a lease liability and due to the strength of NIS, against the U.S. Dollar.

Interest Expenses

Interest expenses related to our outstanding loan from the EIB and all changes during the nine-month and three-month periods ended March 31, 2026, compared to the nine-month and three-month periods ended March 31, 2025, were attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net losses for the nine-month and three-month periods ended March 31, 2026, were $19,176,000 and $6,172,000, respectively, as compared to net losses of $15,481,000 and $6,335,000 for the nine-month and three-month periods ended March 31, 2025, respectively. The changes were mainly due to the change in R&D expenses, net, general and administrative expenses and financial income, net, for the reasons mentioned above.

We had a net loss attributed to our non-controlling interest with respect to Ever After Foods and Kokomodo of $1,235,000 and $624,000 for the nine-month and three-month periods ended March 31, 2026, respectively, as compared to $496,000 and $188,000, for the nine-month and three-month periods ended March 31, 2025, respectively, with respect to Ever After Foods.

Net loss per share attributed to shareholders for the nine-month and three-month periods ended March 31, 2026, were $1.90 and $0.55, respectively, as compared to $2.56 and $0.94 for the nine-month and three-month periods ended March 31, 2025, respectively. The decrease in the loss per share was due primarily to an increase in our weighted average number of shares outstanding which reflects the issuance of additional shares in the First Offering and the Second Offering (as defined below), (see “Liquidity and Capital Resources” Section below), the issuance of additional shares upon the vesting of RSUs and RS issued to directors, employees and consultants and exercise of pre-funded warrants, partially offset by an increase in the loss for the year.

For the nine-month and three-month periods ended March 31, 2026, and 2025, we had weighted average common shares outstanding of 9,431,741, 10,054,803 and 5,857,743, 6,563,555, respectively, which were used in the computations of net loss per share for such nine-month and three-month periods.

Liquidity and Capital Resources

As of March 31, 2026, our total current assets were $10,463,000 and total current liabilities were $32,006,000. On March 31, 2026, we had a working capital deficit of $21,543,000, total deficit of $12,999,000, out of which $5,604,000 was attributed to the non-controlling interest in Ever After Foods and Kokomodo, and an accumulated deficit of $460,996,000.

Our cash and cash equivalents, restricted cash and short-term bank deposits as of March 31, 2026 amounted to $9,548,000, compared to $26,680,000 as of March 31, 2025, and compared to $21,035,000 as of June 30, 2025. Cash balances changed in the nine-month period ended March 31, 2026, compared to the nine-month period ended March 31, 2025, for the reasons presented below.

Net cash used for operating activities increased to $15,145,000 during the nine-month period ended March 31, 2026, compared to $12,995,000 during the nine-month period ended March 31, 2025, primarily due to an increase in exchange rate, an increase in salaries following the acquisition of our subsidiary, Kokomodo, and a decrease in grants received from the IIA and NIAID contract funding, partially offset by an increase in cash generated from services provided to CDMO clients for process and product development, income from fees in the AgTech sector, and a reduction in payments to suppliers, subcontractors, professional service providers, and consultants.

Investing activities provided cash in the amount of $8,294,000 in the nine-month period ended March 31, 2026, compared to cash provided in the amount of $4,998,000 for the nine-month period ended March 31, 2025. Cash provided by investing activities for the nine-month period ended March 31, 2026, consisted primarily of proceeds from short-term deposits, net of $8,901,000, partially offset by payments of $607,000 related to investments in property and equipment. Cash provided by investing activities for the nine-month period ended March 31, 2025, consisted primarily of proceeds from short-term deposits, net of $5,895,000, partially offset by payments of $897,000 related to investments in property and equipment.

Financing activities provided cash in the amount of $4,221,000 in the nine months ended March 31, 2026, compared to financing activities which provided cash in the amount of $9,968,000 in the nine months ended March 31, 2025. Cash provided by financing activities for the nine-month period ended March 31, 2026, was related to net proceeds received from the issuances of common shares and warrants, net of issuance costs related to the First Offering (as defined below), the Second Offering (as defined below) and the Sales Agreement with A.G.P (as defined below), as well as, proceeds related to the SAFE Agreements (as defined below). Cash provided by financing activities for the nine-month period ended March 31, 2025, consisted primarily of proceeds received from issuances of common shares, pre-funded warrants and warrants, net of issuance costs.

In July 2025, our CEO agreed to forgo 25% of his gross monthly salary, in the aggregate amount of NIS 148,500 for a period of six months commencing July 2025.

On October 15, 2025, the Company’s Board of Directors (the “Board”) approved a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consisted of (i) 39,050 RSUs which were fully vested at the time of grant, and (ii) options to purchase 39,050 common shares of the Company which were fully vested at the time of grant and exercisable for a period of three years at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41,000, was reversed.

On November 13, 2025, Kokomodo entered into a Simple Agreement for Future Equity agreement with an investor for an aggregate amount of $300,000 and on March 17, 2026, with another investor for an aggregate amount of $129 (the “SAFE Agreements”). Pursuant to the terms of the SAFE agreements, in the event of an Equity Financing, which is defined in the SAFE Agreements as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE Agreements), the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE Agreements) divided by Kokomodo Capitalization (as defined in the SAFE Agreements), or (2) the price per preferred share sold in the Equity Financing discounted by 20%. The SAFE Agreements were classified as a long-term liability, accounted at fair value, with remeasurement at each reporting period.

On December 4, 2025, in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 30% gross monthly salary reduction in the aggregate amount of NIS 59,400 to Mr. Yanay, our CEO, applicable to the months of January 2026 and February 2026, (ii) a 20% gross monthly salary reduction in the aggregate amount of NIS 33,000 to Mrs. Zalts, our Chief Financial Officer (“CFO”), applicable to the months of December 2025, January 2026 and February 2026, and (iii) a 20% monthly fee reduction to the fees that are paid to the Company’s directors applicable to the months of December 2025 through February 2026.

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

Effective December 4, 2025, Mr. Alexandre Weinstein, an existing shareholder and a director of the Company, was appointed by the Board as Chairman of the Board, and Mr. Zami Aberman, who had held the position as Chairman of the Board since January 2022, was appointed by the Board as Vice Chairman of the Board. In connection therewith, Mr. Aberman’s consultancy agreement with the Company terminated effective January 4, 2026. Following the termination of the consultancy agreement, Mr. Aberman is entitled to receive compensation in accordance with the Company’s Directors Compensation policy.

On December 8, 2025, we entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”) with Chutzpah Holdings LP (the “Purchaser”), a limited partnership beneficially owned by Mr. Weinstein, relating to a private placement offering (the “First Offering”) of: (i) 625,000 common shares of the Company, and (ii) warrants (the “First Common Warrants”) to purchase up to 625,000 common shares. The combined purchase price for each common share and accompanying First Common Warrant was $4.00. The First Common Warrants were exercisable immediately at an exercise price of $4.25 per share and are exercisable until June 30, 2026. The First Common Warrants contain customary anti-dilution provisions and are subject to a 35% beneficial ownership limitation.

On December 30, 2025, the First Offering closed and the Company received gross proceeds in the amount of $2.5 million, which it is using for working capital and general corporate purposes.

On March 25, 2026, we entered into an additional Securities Purchase Agreement (the “Second Securities Purchase Agreement”), effective as of March 24, 2026, with Chutzpah Holdings LP (the “Second Offering”), of: (i) 625,000 common shares of the Company, and (ii) warrants (the “Second Common Warrants”), to purchase up to 625,000 common shares. The Second Offering price per share and accompanying Second Common Warrant was $4.00. The Second Common Warrants have an exercise price of $4.25 per share and are exercisable commencing on their issuance date and until the expiration of the eighteen-month anniversary following the closing of the Second Offering. The Second Common Warrants contain customary anti-dilution provisions and are subject to a 35% beneficial ownership limitation.

The Second Offering closed in two installments: 50% closed on March 31, 2026, and the remaining 50% closed on April 21, 2026, each generating gross proceeds of $1.25 million. The Second Common Warrants were issued in two installments in connection with the two closings of the Second Offering, with 50% of the Second Common Warrants issued on March 31, 2026, and the remaining 50% issued on April 21, 2026, and each installment is exercisable from its respective issuance date until the eighteen-month anniversary of such issuance date. The proceeds are intended for working capital and general corporate purposes.

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as sales agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. During the nine-month period ended March 31, 2026, the Company sold 23,300 common shares under the Sales Agreement at an average price of $3.89 per share, with issuance expenses of $43,000. As of May 14, 2026, the Company had sold a total of 79,029 common shares under the Sales Agreement at an average price of $4.97 per share.

We have an effective Form S-3 registration statement (File No. 333-273347), filed under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more such securities, in one or more offerings for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement).

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, entered into a finance agreement with the EIB, providing for non-dilutive funding of up to €50 million, payable in three tranches (the “EIB Loan”). In June 2021, the Company received the first tranche in the amount of €20 million, which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022 and no additional funds are made available thereunder.

The €20 million loan bears annual interest at a rate of 4% and is repayable on June 1, 2026, with interest payable together with the principal. As of March 31, 2026, accrued interest amounted to approximately €3.9 million. In addition to the interest, the EIB is entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on the Company’s consolidated revenues from fiscal year 2024 through fiscal year 2030, at rates of up to 2.3% on consolidated revenues below $350 million, 1.2% on consolidated revenues between $350 million and $500 million, and 0.2% on consolidated revenues exceeding $500 million. As of March 31, 2026, accrued royalties amounted to $6 thousand. On April 21, 2026, we received a notice from the EIB reserving its rights under the finance agreement; however, discussions with the EIB regarding potential alternatives with respect to the EIB Loan, including a possible extension of its maturity date, remain ongoing. There can be no assurance as to the outcome of these discussions or the timing or terms of any resolution.

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

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through March 31, 2026, total grants obtained from the IIA aggregated to approximately $28.2 million and total royalties paid and accrued amounted to $179 thousand.

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

On October 28, 2024, we announced that the IIA will fund our collaboration with Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Chimeric Switch Receptors, developed by Prof. Cohen, head of laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to funding the collaboration for an initial term of one year, with an option to extend it for an additional year. During October 2025, we received approval for an additional month to finish the program by November 30, 2025. The total approved budget for the first year was NIS 549,067 (approximately $174,000). On March 4, 2026, we received approval from the IIA for the second year of funding for the collaboration. The total approved budget for the second year amounts to NIS 597,572 (approximately $189,000).

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

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. Through March 31, 2026, we received a payment of approximately $330,000 in cash as part of the PROTO program.

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

Outlook

We have accumulated a deficit of $460,996,000 since our inception in May 2001. We do not anticipate generating any significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of March 31, 2026, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $10,495,000. We are addressing our liquidity issues by implementing cost-saving initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which include a cost-reduction plan.

Our ability to successfully carry out our business plan, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) enter licensing or other commercial partnerships and collaboration agreements, (3) provide CDMO services to clients, (4) enter into an agreement with the EIB regarding the EIB Loan restructuring and (5) receive other sources of funding, including non-dilutive sources such as grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products, or any financing at all. If we are unable to obtain the required level of financing, our operations may need to be scaled down or discontinued.

According to our management’s estimates, we have sufficient resources to meet our operating obligations for a period of less than three months from the issuance date of our interim unaudited condensed consolidated financial statements, which was May 14, 2026. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal year 2026, we issued an aggregate of 6,349 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10,2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020). Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 27, 2026).

10.1	Securities Purchase Agreement, dated March 25, 2026, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on March 27, 2026).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 14, 2026

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2026