Form 10-K
period 2026-06-30
Pluri Inc.
filed 2026-09-10
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

$15,189,234

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

12,344,736 as of September 9, 2026

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Our financial statements are stated in thousands United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise specified, all dollar, amounts are expressed in United States Dollars.

As used in this Annual Report, the terms “we”, “us”, “our”, the “Company” and “Pluri” refer to Pluri Inc., together with its wholly owned Israeli subsidiary, Pluri Biotech Ltd. (“Pluri Biotech”) and the subsidiaries of Pluri Biotech, including its wholly owned Israeli subsidiaries, Coffeesai Ltd. (“Coffeesai”) and Cellav Health and Aesthetics Ltd. (“Cellav”), its majority-owned Israeli subsidiaries, Kokomodo Ltd. (“Kokomodo”) and Ever After Foods Ltd. (“Ever After Foods”) and its wholly owned German subsidiary, Pluristem GmbH (collectively, the “Subsidiaries”), unless otherwise indicated or as otherwise required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the expected development, time-to-market, scalability, cost-efficiency, reproducibility and potential benefits of our cell-products services, therapeutics and related technologies, including those supported by our proprietary three-dimensional (“3D”) cell expansion platform and industrial-scale manufacturing capabilities, across our two primary application areas: (i) Human Health and Longevity, and (ii) Food Technology (“Foodtech”) and Bio-Farming;

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, governments institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our Contract Development and Manufacturing Organization (“CDMO”) business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”) cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

ii

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”) and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short- and long-term capital requirements, including our ability to continue as a going concern and our ongoing discussions with the European Investment Bank (“EIB”) with the objective of reaching a mutually agreed resolution regarding the EIB Loan (as defined below), including potential alternatives involving the transfer or acquisition of the EIB Loan by a third party or a related party, and a potential subsequent equity-related resolution, in each case subject to further negotiations, definitive documentation and required approvals, and the outcome of such discussions;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	conditions in the Middle East, including ongoing hostilities involving Israel, Iran and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other non-state organizations, as well as geopolitical tensions with other regional countries, may affect economic and market conditions where we operate and could directly impact our business, results of operations and financial condition;

●	developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to regain compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum of $35 million in market value of listed securities (“MVLS”) for continued listing on the Nasdaq Capital Market (the “MVLS Requirement”), or with either of the alternative listing standards, including having stockholders’ equity of at least $2.5 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The factors discussed herein, including those risks described in Item 1A. “Risk Factors”, and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), could cause actual results and developments to be materially different from those expressed in or implied by such statements. Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statement contained in this Annual Report. In addition, historic results of our research and development (“R&D”) activities, technology platforms, manufacturing capabilities, commercial operations, products, services, strategic collaborations and other business initiatives do not guarantee that future research, technological developments, commercial activities or market experience will produce similar results or outcomes. Also, historic results referred to in this Annual Report may be interpreted differently in light of additional research, technological developments, commercial experience, regulatory developments, market and geopolitical conditions or other subsequently available information. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

iii

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company leveraging our proprietary 3D cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility and operates in accordance with Good Manufacturing Practice (“GMP”) standards on a self-declared basis. Our platform is designed to enable scalable, cost-efficient and reproducible expansion of human, plant and animal cells and supports cell-based products, services, therapeutics and related technologies across two primary application areas: (i) Human Health and Longevity and (ii) Foodtech and Bio-Farming.

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

In November 2025, Pluri Biotech established a wholly owned subsidiary, Cellav™, which is incorporated under the laws of the State of Israel.

Our operations are dedicated to the research, development, manufacturing and commercialization of cell-based products, therapeutics and related technologies across two primary application areas: (i) Human Health and Longevity and (ii) Foodtech and Bio-Farming, as set forth below:

Our proprietary 3D cell expansion platform is the technological and manufacturing foundation for both business areas, designed to enable scalable, cost-efficient and reproducible production of cell-based products. It uses a synthetic scaffold to create a 3D environment in which adherent or non-adherent cells can grow in a tissue-like setting, and our automated manufacturing process is intended to support monitored, controlled and consistent production of high-quality cell products at scale. We also developed PluriMatrix, an industrial-scale cell manufacturing system built on this platform, to support commercially relevant cell production volumes.

HUMAN HEALTH AND LONGEVITY

This key business application includes our human-cell programs and services, comprised of cell therapy and immunotherapy product candidates, our PluriCDMO™ development and manufacturing services, and our regenerative aesthetics, wellness and longevity activities conducted through Cellav™.

CELL THERAPY

We use our proprietary 3D cell expansion platform in the field of regenerative medicine to develop placenta-based cell therapy product candidates and technologies. Cell therapy is an established field within regenerative medicine, and the characteristics and properties of cells vary depending on tissue source and growth conditions. The human placenta, the source of our PLX and MAIT cells, provides a reservoir of stromal and immune cells that supports our development of both regenerative medicine and immunotherapy product candidates. Our PLX cells are placenta-derived, mesenchymal-like adherent stromal cells expanded ex vivo using our 3D platform. They are designed to be administered off-the-shelf, without blood or tissue matching or additional manipulation prior to administration, and are believed to release therapeutic proteins in response to the patient’s condition. Our PLX product candidates include PLX-PAD, composed of maternal mesenchymal stromal cell, or MSC-like cells, originating from the placenta, and PLX-R18, composed of fetal MSC-like cells originating from the placenta.

Our clinical development activities currently include PLX-PAD and PLX-R18 product candidates, which have been tested in clinical studies in the United States, Europe and Israel. PLX-PAD was tested for acute muscle injuries following hip fracture, acute respiratory distress syndrome due to COVID-19, Graft versus Host Disease(“GvHD”), and peripheral artery disease, including intermittent claudication and critical limb ischemia. PLX-PAD is also being developed for mild to moderate knee osteoarthritis as part of the PROTO program, an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies (“Charité”), and the related clinical study was approved by the Paul-Ehrlich-Institut (“PEI”) in June 2025. PLX-R18 was tested in a Phase I trial for incomplete recovery following hematopoietic cell transplantation and was developed under the U.S. Food and Drug Administration’s (“FDA”) Animal Rule regulatory pathway for Acute Radiation Syndrome (“ARS”), including prior work with the National Institute of Allergy and Infectious Diseases (“NIAID”), the U.S. Department of Defense’s (“DoD”) Armed Forces Radiobiology Research Institute (“AFRRI”) and the Uniformed Services University of the Health Sciences (“USUHS”). In April 2025, NIAID terminated its contract for the Government’s convenience, which we believe reflected broader federal budgetary and administrative adjustments and was not related to performance issues on our part.

On December 20, 2023, we entered into an agreement assigning the joint patent rights to develop Pluri’s PLX cells in the treatment of cocaine addiction to Bar-Ilan University Research and Development Company Ltd. (“BIRAD”), the commercial arm of Bar-Ilan University. Under the agreement, Bar-Ilan University, through BIRAD, received the right to further develop and commercialize PLX cells as a cocaine anti-addiction product, and we are entitled to 20% revenue sharing from future sales of the product for anti-addiction.

In March 2025, we entered into an exclusive collaboration agreement with Hemafund, a Ukrainian umbilical cord blood bank with clinical and research laboratories and facilities specializing in cell preservation and cryostorage. The collaboration aims to establish a strategic initiative for stockpiling, local distribution and potential clinical advancement of our PLX-R18 cell therapy as a countermeasure for Hematopoietic ARS, (“H-ARS”), in Ukraine. Such collaboration is currently not active.

Immunotherapy

In May 2024, we launched a novel allogeneic immunotherapy platform utilizing placental MAIT cells designed to address solid tumors, an area where effective treatments remain insufficient. MAIT cells are a distinct type of unconventional immune T cells with characteristics that include cytotoxic activity and a low alloreactivity profile. We believe placental MAIT cells, together with our research, development and manufacturing capabilities, may support the development of cell therapy products and applications, with potential advantages over conventional T cells. In October 2024, we announced IIA funding for our collaboration with BIRAD to support the continued development of MAIT cells for the treatment of solid tumors, and in March 2026, the IIA approved a second year of funding for such collaboration.

Cell Therapy Regulatory and Clinical Affairs Strategy

Our cell therapy development strategy is to maintain open and frequent discussions with regulators, as appropriate, from preclinical development through more advanced regulatory stages. We have applied this strategy in interactions with regulatory authorities, including the FDA, the European Medicines Agency (“EMA”), Germany’s PEI and other European national competent authorities, the Israeli Ministry of Health (“MOH”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) and the Ministry of Food and Drug Safety (“MFDS”) of South Korea. Our current active cell therapy regulatory engagement is primarily focused on the PROTO program for PLX-PAD in mild to moderate knee osteoarthritis, including the clinical study approved by Germany’s PEI in June 2025.

Cell Therapy Collaborations

U.S. Department of Defense

In August 2017, we announced that a pilot study of our PLX-R18 cell therapy was initiated by the DoD. The study examined the effectiveness of PLX-R18 as a treatment for ARS prior to, and within the first 24 hours of exposure to radiation. In July 2019, we presented positive results from a series of studies of our PLX-R18 cell therapy product conducted by the DoD.

Charité / Horizon Europe PROTO Program

In September 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon Europe program was awarded to PROTO, an international collaboration led by Charité. The PROTO project is intended to support the development of novel interventional strategies for knee osteoarthritis, including a Phase I clinical study of our PLX-PAD cells for the treatment of mild to moderate knee osteoarthritis. Approximately €500,000 (approximately $540,000) of the grant was allocated to us, and through June 30, 2026, we received approximately $449,000 in cash under the PROTO program.

In June 2025, the clinical study was approved by Germany’s PEI, and the study was initiated in January 2026. The study is being conducted at Charité as part of the PROTO consortium, under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, the Julius Wolff Institute and Center for Musculoskeletal Surgery.

In November 2025, we entered into an agreement with Charité governing the execution of the Phase I study of PLX-PAD for the treatment of mild to moderate knee osteoarthritis, and the allocation of rights in potential joint inventions arising from the study. Under the agreement, each party retains ownership of its pre-existing intellectual property, while certain project results arising from the use of PLX-PAD in knee osteoarthritis may be jointly owned by the parties. Subject to the terms of the agreement, Charité assigns or licenses to us certain rights in joint results, joint inventions and related pseudonymized data necessary for the further development and commercialization of PLX-PAD for osteoarthritis. If a regulatory-approved PLX-PAD-containing product for the treatment of osteoarthritis is commercialized, Charité is entitled to receive a 2% royalty on net sales for a period of eight years from first commercial sale and may also be entitled to receive 4% of certain license income received by us, excluding royalties on net sales.

Government Regulation - Pharma

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

There are several stages every drug undergoes during its development process. Among these are:

●	Performance of nonclinical laboratory and animal studies to assess a drug’s biological activity, to identify potential safety concerns, and to characterize and document the product’s chemistry, manufacturing controls, formulation, and stability. In accordance with regulatory requirements, nonclinical safety and toxicity studies are conducted under Good Laboratory Practice, requirements to ensure their quality and reliability;

●	The manufacture of the product according to GMP regulations and standards;

●	Conducting adequate and well-controlled human clinical studies in compliance with Good Clinical Practice (“GCP”) to establish the safety and efficacy of the product for its intended indication; and

●	Potential post-marketing clinical testing and surveillance of the product after marketing approval, which can result in additional conditions on the approvals or suspension of clinical use.

Approval of a drug for clinical studies in humans and approval of marketing are sovereign decisions of states, made by national, or, in case of the European Union, international regulatory competent authorities.

The Regulatory Process in the United States:

In the United States, our product candidates are subject to regulation as a biological product under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. The FDA, regulating the approval of clinical studies and marketing applications in the United States, generally requires the following steps prior to approving a new biological product for use either for clinical studies or for commercial sale:

●	Submission of an Investigational New Drug (“IND”) Application, which must become effective before clinical testing in humans can begin;

●	Obtaining approval of Institutional Review Boards (“IRBs”) of research institutions or other clinical sites to introduce the drug candidate into humans in clinical studies;

●	FDA may grant approval for EAP prior to the completion of clinical studies, in order to allow access for the investigational drug, for patients that are excluded from the study;

●	FDA may grant priority review status to expedite the Biologics License Application (“BLA”) review process. Obtaining a Fast Track designation allows access to the request of priority review;

●	Submission of a BLA for marketing authorization of the product, which must include adequate results of pre-clinical testing and clinical studies;

●	Submission of BLA with a proof of efficacy that is based only on animal studies is feasible in instances where human efficacy studies cannot be conducted because the conduct of such studies would not be ethical or feasible (such as H-ARS). In these cases, approval can be based on well controlled animal studies conducted under the FDA Animal Rule;

●	FDA review of the BLA in order to determine, among other things, whether the product is safe and effective for its intended uses; and

●	FDA inspection and approval of the product manufacturing facility at which the product will be manufactured.

Certain states, including Florida and Utah, have enacted laws that authorize the administration or use of certain stem cell therapies that have not been approved by the FDA, subject to specified eligibility, informed-consent, physician oversight, manufacturing, and other requirements. These laws may provide a state-law pathway for the therapeutic use of qualifying stem cell products within those states; however, they do not constitute FDA approval, nor do they authorize interstate commercial distribution, or establish a federal marketing authorization for any such product.

The Regulatory Process in Europe:

In the European Union, our investigational cellular products are regulated under the Advanced Therapy Medicinal Products regulation, a regulation specific to cell and tissue products. Additionally, as of January 31, 2022, the Clinical Trials Regulation harmonizes the submission, assessment and supervision processes of clinical trials in the European Union. This European Union regulation requires:

●	Filing a Central Clinical Trial Application utilizing the Clinical Trials Information System, and obtaining an assessment and approval;

●	Obtaining approval of local and central ethics committees as required to test the investigational product into humans in clinical studies

●	Conducting adequate and well-controlled clinical studies to establish the safety and efficacy of the investigational product for its intended use; and

●	Since our investigational cellular products are regulated under the Advanced Therapy Medicinal Product regulation, the application for marketing authorization to the EMA is mandatory within the 28 member states of the European Union. The EMA is expected to review and approve the Marketing Authorization Application.

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

Competition - Regenerative medicine

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

According to the Alliance for Regenerative Medicine’s July 2026 Report, there were 1,806 active cell and gene therapy developers worldwide, including 1,031 developing cell therapies and 729 developing gene-modified cell therapies and cell-based immuno-oncology (GMCT and CBIO), with 1,712 ongoing clinical trials in Phases I–III registered globally, of which 355 trials were in solid tumors (Source: ARM Q2 2026 Sector Snapshot and Sector Data, July 2026 Report).

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

REGENERATIVE AESTHETICS, WELLNESS AND LONGEVITY

In November 2025, we established Cellav™, a wholly owned subsidiary focused on developing regenerative skin and hair solutions using our proprietary 3D cell expansion technology. Cellav develops, manufactures and markets skin care and cosmetic products and cell-derived ingredients, including exosomes and cell ingredients (human or plant-derived), conditioned media for integration into third-party formulations and for use in professional and consumer skincare and haircare products. These products and ingredients are also offered as finished, ready-to-sell products, professional kits or consumable products.

During calendar year 2026, Cellav completed the development and U.S. cosmetic product listings of two professional regenerative aesthetic products, Regenativo+ and Placento+, supporting a planned commercial launch in the United States. Cellav also completed the cosmetic regulatory registration and notification process for Regenativo+ in the United Kingdom through the UK Cosmetic Product Notification portal, enabling commercial marketing of the product in the UK. These regulatory and product-listing milestones support Cellav’s transition from product development toward commercialization and its ongoing commercial discussions with distributors, clinic networks and strategic partners in the United States, the United Kingdom and additional international markets. Collectively, these collaborations and regulatory milestones reflect continued progress in applying our proprietary technology platform across multiple industries and in advancing selected subsidiaries toward potential development, commercialization and distribution opportunities.

Government Regulations - Aesthetic Products

Through Cellav, we develop cosmetic and professional aesthetic products and ingredients that may be subject to applicable cosmetic product regulatory requirements in the jurisdictions in which they are marketed or intended to be marketed. These requirements may include, as applicable, product safety assessments, ingredient restrictions, labeling requirements, claims substantiation, product notification or registration, responsible-person obligations, manufacturing practices, adverse-event reporting and post-market surveillance.

During calendar year 2026, Cellav completed U.S. cosmetic product listings for its Regenativo+ and Placento+ products and completed the applicable cosmetic product notification process for Regenativo+ in the United Kingdom through the UK Cosmetic Product Notification portal. Regenativo+ is a plant-derived product, and Placento+ is a placenta-derived formulation; both products are intended for topical professional aesthetic use. Cellav is pursuing commercialization opportunities for these products through discussions with distributors, aesthetic clinics and other potential commercial partners in the United States, the United Kingdom and other international markets.

Competition - Aesthetics, Wellness and Longevity

Through Cellav, we participate in the competitive and rapidly evolving markets for aesthetics, wellness and longevity products, including skincare, aesthetics, consumer health, biotechnology and regenerative products. We compete with established companies and emerging participants, including companies developing or commercializing products based on exosomes, cell-derived ingredients, plant-derived ingredients, conditioned media, bioactive formulations and other technologies. Competition in these markets is based on a range of factors, including product performance, scientific support, product quality and safety, regulatory compliance, manufacturing capabilities and scale, distribution relationships, brand recognition, customer experience and pricing. Our competitors include companies with greater financial, commercial, manufacturing, research and development, regulatory and marketing resources, as well as direct-to-consumer brands and providers of aesthetic, wellness and longevity products and services. The markets for aesthetics, wellness and longevity products are global and include significant activity in North America, Europe and Asia. Participants in these markets include multinational consumer-products, pharmaceutical, biotechnology and medical-aesthetics companies, as well as specialized skincare, wellness and direct-to-consumer brands, many of which are headquartered in the United States, Europe and Asia. Competitive dynamics may vary by product category, applicable regulatory requirements, distribution channels and local consumer preferences.

PLURICDMO™

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

In January 2024, we launched a business division offering cell therapy manufacturing services as a CDMO: PluriCDMO™. PluriCDMO™ offers cell therapy development and manufacturing expertise to companies from early preclinical development, through late-stage clinical trials and commercialization, with a mission to deliver high-quality, essential therapies to patients, as well as other services. Through PluriCDMO™, we have entered into several commercial agreements with clients for development and manufacturing services.

Since 2024, our CDMO business has offered manufacturing, process development and related services to pharmaceutical and biotechnology companies. PluriCDMO™ leverages more than 15 years of our experience in GMP manufacturing, proprietary 3D cell expansion technologies, highly skilled team and flexible 4400 square meter purpose-built facilities to support cell therapy development and manufacturing from preclinical stages through clinical trials and potential commercial supply, including on-site analytical testing, method development, gap assessment, method transfer and validation, and support through audited third-party vendors.

In August 2026, Pluri Biotech received ISO 13485:2016 certification for contract manufacturing services as a contract manufacturing organization for companies engaged in the manufacturing and development of medical devices, further supporting PluriCDMO™’s quality infrastructure and enhancing our ability to support customers operating in regulated life sciences environments. Our CDMO business may be subject to additional regulations, depending on the services we provide to companies under such business division.

Competition - CDMO

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

While there are multiple competitors that compete in the CDMO services arena, we have a few competitors that compete in advanced stages of cell therapy clinical trials and can provide access to state-of-the-art manufacturing efficiency and capabilities. Our ability to compete successfully will depend on our continued ability to attract and retain customers, support clinical development, identify new opportunities and keep expanding our unique know-how, technology and manufacturing capabilities.

FOODTECH AND BIOFARMING

We are involved in several initiatives that apply our 3D cell expansion technology in the FoodTech and Biofarming market, including collaborations focused on bioactive carrier and biostimulant delivery, sustainable vegetable production, and plant-cell activities in coffee and cacao through Coffeesai and Kokomodo, respectively.

In October 2023, we entered into a proof-of-concept (“POC”) collaboration with ICL Group Ltd. (“ICL”), a global specialty minerals company, through its Open Innovation program, to evaluate the potential of our technology to enhance the delivery of biostimulants in agriculture. The initial phase of the collaboration was focused on exploring the use of plant-derived bioactive compounds in combination with our proprietary platform to improve crop resilience and yield under abiotic stress conditions. In December 2024 and March 2026, we signed amendments extending the POC collaboration with ICL, reflecting continued mutual interest in further developing and validating the underlying technology for agricultural applications.

In March 2024, we announced an expansion of our intellectual property portfolio with a patent approval from the Israel Patent Office relating to our proprietary 3D bioreactor technology for plant-cell cultivation. The patent has also been granted in the United States, and related patent applications are pending in several additional jurisdictions.

In July 2024, we announced the signing of a €1 million POC agreement with a leading international agriculture corporation (the “POC Party”) with a goal to enhance the global sustainable vegetable supply. This strategic POC agreement is intended to boost the global vegetable product supply, streamline supply chains, and combat global climate change while ensuring a natural and more sustainable future for agriculture. The result of the planned collaboration has the potential to minimize environmental impact and foster greater food security, as well as to build a better agronomic and environmentally friendly infrastructure, bringing sustainable, high-quality solutions to the market. Pursuant to this POC agreement, the POC Party will provide its know-how and other IP rights related to vegetable products while the Company will provide its know-how and other IP rights related to its proprietary 3D cell expansion technology to develop a solution aimed at increasing the global vegetable products supply. Currently, we are in discussions with the POC Party to evaluate potential opportunities for further collaboration following the completion of Phase II.

Coffeesai - In March 2024, we established Coffeesai Ltd., a wholly owned Israeli subsidiary focused on developing cultivated, cell-cultured coffee. Coffeesai leverages our 3D cell expansion technology and controlled, scalable bioprocesses to develop cultivated coffee products intended to address demand for sustainable, high-quality coffee production at scale, including challenges facing the traditional coffee industry such as climate-related crop instability, supply chain disruptions and environmental impact. Coffeesai has been engaged in a POC project relating to the development of a coffee beverage using its technology platform. Following the successful demonstration of the potential application of Coffeesai’s technology to coffee production, current efforts are focused on optimizing the bioprocess and downstream processing to further enhance the flavor and aroma characteristics of the resulting beverage.

Kokomodo - On April 28, 2025, we completed the acquisition of approximately 79% of the equity in Kokomodo (held as a majority owned subsidiary of our wholly owned subsidiary, Pluri Biotech). Kokomodo, an Israeli company, is an innovative agfood startup developing cellular agriculture technology for the sustainable production of cacao. Instead of relying on traditional tropical farming, Kokomodo cultivates real cacao directly from plant cells in controlled environments, such as bioreactors, making climate-resilient cacao accessible year-round on a global scale. Founded in 2024, Kokomodo aims to transform the cacao industry, reducing environmental impact while ensuring a steady, high-quality supply for chocolate and related products.

During fiscal year 2026, Kokomodo continued the development of its cell-cultured cacao platform through research and industry collaborations. During that period, Kokomodo collaborated with Cargill under a POC Co-Financing Instrument of the food innovation community of the European Institute of Innovation and Technology (“EIT”), an EU body, to evaluate the functionality, sensory performance and scalability of its cell-cultured cacao ingredients for potential food applications; participated as a consortium member in the COCO-AI project, a Horizon Europe-funded initiative focused on advancing AI-enabled plant cell culture technologies for sustainable cocoa production; and collaborated with CSM Ingredients S.r.l, a global ingredients research and production company focused on food and bakery ingredient solutions, through the Generate Program 2025 in connection with the development of sustainable cacao ingredients for commercial applications.

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

Leveraging Pluri’s technology, Ever After Foods has advanced a business-to-business (“B2B”) platform intended to enable food producers to manufacture cultivated protein products efficiently and at commercially relevant scale. Ever After Foods has demonstrated the production of muscle and fat tissues from various animal cells and seeks to support cultivated meat and seafood production through its proprietary technology platform and strategic collaborations.

In June 2024, Ever After Foods entered into a share purchase agreement with Tnuva and certain other international strategic investors, pursuant to which Ever After Foods issued and sold ordinary shares in a private placement offering for aggregate gross proceeds of $10 million. As part of the offering, we invested $1.25 million. In addition, Pluri Biotech and Ever After Foods executed an Amended and Restated Technology License Agreement, dated June 12, 2024, which amended the parties’ existing license agreement dated February 23, 2022, to expand the scope of the license to include fish and seafood. Following the closing of that offering, Pluri Biotech held approximately 69% of Ever After Foods. This private placement offering was intended to support Ever After Foods’ B2B technology platform and its development as a technology enabler for cultivated protein production.

In February 2025, Ever After Foods announced a strategic collaboration with Bühler Group (“Bühler”), a global provider of food processing technologies, to jointly advance scalable cultivated meat production systems for the food industry. The collaboration is intended to combine Bühler’s engineering and market access capabilities with Ever After Foods’ proprietary edible packed-bed (EPB™) bioreactor platform to support commercial-scale cultivated meat production systems. The parties intend to develop and deploy manufacturing equipment that enables food producers to produce cultivated meat at reduced cost and at volumes suitable for market entry.

On August 12, 2026, Ever After Foods entered into a share purchase agreement to acquire Fishway BV, a Belgium-based biotechnology company engaged in development-stage research relating to aquatic cell biology, cell lines and animal-component-free media for potential use in the cultivated protein industry (the “Fishway Acquisition”). The Fishway Acquisition is intended to support Ever After Foods’ strategy by expanding complementary research capabilities and establishing a corporate presence in Europe. The Fishway Acquisition closed on August 18, 2026, and following its completion, our indirect ownership interest in Ever After Foods, held through Pluri Biotech, was reduced to approximately 58%, reflecting dilution to all Ever After Foods’ shareholders as a result of the Fishway Acquisition.

Government Regulations - FoodTech

Regulators around the world are in the process of developing or implementing a regulatory approval process for cultivated meat. Although some companies have recently received regulatory approval for their cultivated meat products in the United States, Israel and Singapore cultivated meat is not yet generally commercially available. However, technologies like the one being developed by Ever After Foods are anticipated to facilitate the scaling up of cultivated meat production. In general, cultivated meat production is subject to extensive regulatory laws and regulations. In the United States, the FDA and the U.S. Department of Agriculture (“USDA”), are in the process of developing guidance and regulations applicable to cultivated meat.

In the cultivated plant-based initiatives (e.g., coffee, cacao), we are working with an external regulatory consultant to evaluate the technical and scientific requirements for determining whether our cultured coffee product is Generally Recognized as Safe (“GRAS”), under section 201(s) of the Federal Food, Drug, and Cosmetic Act (“FDCA”), and FDA’s implementing regulations (21 C.F.R. § 170.30). If the plant-based cultivated products (including all components) are determined to be GRAS in accordance with U.S. FDA requirements, it will be exempt from the definition of “food additive” in section 201(s) of the FDCA and can therefore be lawfully marketed as a food in the United States without the need to obtain a premarket authorization from the FDA.

Competition - FoodTech

Our FoodTech operations operate in a competitive and evolving industry that includes cultivated meat and cultivated protein companies, plant cell culture companies, bioprocess equipment suppliers, bioreactor developers, scaffold technology providers, and established producers of plant-derived ingredients, flavors, and other food products. Industry development is being driven by advances in biotechnology, increased focus on sustainability, and efforts to develop more efficient and environmentally responsible alternatives to traditional agricultural and food-production methods.

Ever After Foods is developing a proprietary technology platform designed to support natural cell growth for cultivated protein applications, including cultivated meat. Unlike certain conventional approaches that adapt cells for growth in stirred-tank bioreactors, Ever After Foods’ technology is designed to enable production at lower cost and greater scale. We believe that this technology, together with our capabilities in aquatic cell biology and animal-component-free media development, experienced personnel, and strategic relationships with industry participants, may provide us with a competitive advantage in the cultivated food market.

Our plant-based FoodTech operations are advancing two principal product streams: cell-cultured coffee through Coffeesai and cell-cultured cacao and cocoa-derived ingredients through Kokomodo. These businesses operate in distinct but related markets characterized by evolving technology, early-stage commercialization, and growing demand for sustainable and resilient ingredient supply chains.

Coffeesai operates in the emerging cell-cultured coffee market, which includes participants such as California Cultured, Inc., Food Brewer AG, Another Food Pte. Ltd., and Atomo Foods, Inc., among others. We believe that Coffeesai’s integration of scale-up technology, proprietary bioprocessing capabilities, and scientific expertise may support an efficient, cost-effective, and sustainable production model. We also believe that potential partnerships across the coffee value chain may enhance Coffeesai’s ability to develop and commercialize its products.

Kokomodo operates in the developing market for cell-cultured cacao and cocoa-derived ingredients. Participants in this market include Celleste Bio Ltd., California Cultured, Inc., and Food Brewer AG, among others. These companies are seeking to develop alternatives or supplements to conventional cacao cultivation in response to concerns relating to climate impact, supply volatility, and ethical sourcing. More broadly, competitors in our plant-based Foodtech markets include companies focused on plant cell culture for specialty ingredients, as well as established producers of plant-derived compounds and flavors, including DSM-Firmenich AG and Givaudan International SA.

We believe that our ability to compete successfully across our Foodtech operations will depend on continued innovation, the performance and scalability of our production systems, our ability to protect and improve our proprietary technologies, the availability of sufficient capital and strategic partnerships, regulatory developments, and our ability to develop products that meet customer, consumer, and commercial requirements. We may face competition from companies with greater financial resources, broader product portfolios, more established customer relationships, and greater manufacturing, regulatory, and commercialization capabilities than we have.

Intellectual Property

We recognize that our success depends, in part, on securing our intellectual property, and therefore we are committed to protecting our technology and product candidates through patents and other means, as outlined below.

We are the sole owner of 149 issued patents, and approximately 57 pending patent applications, including 5 applications that have been allowed but not yet granted, in the United States, Europe, China, Japan and Israel, as well as in additional countries worldwide, including countries in the Far East and South America (in calculating the number of issued patents, each European patent validated in multiple jurisdictions was counted as a single patent).

Based on the well-established understanding that the characteristics and therapeutic potential of a cell product are largely determined by their source, the methods, and conditions used during their culture, our patent portfolio includes various types of claims that protect the unique aspects of our technology.

Our multi-national patent portfolio and pending applications include claims directed at:

●	our proprietary 3D cell expansion methods for adherent cells, including placental stromal cells;

●	our proprietary 3D cell expansion methods for plant cells;

●	our proprietary 3D cell expansion methods for suspension cells, including immune cells;

●	composition of matter claims covering the expanded cells;

●	therapeutic and cosmetic use of PLX cells for a broad range of indications; and

●	devices and methods related to cell-culture, harvesting, thawing and formulation, as well as cell therapies employing unmodified and engineered placenta-derived MAIT cells for the treatment of various diseases.

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

The expiration dates of these patents, based on filing dates, range from 2027 to 2046. Actual expiration dates will be determined according to extensions received based on the Drug Price Competition and Patent Term Restoration Act of 1984 (P.L. 98-417), commonly known as the “Hatch-Waxman” Act, which permits extensions of pharmaceutical patents to reflect regulatory delays encountered in obtaining FDA market approval. The Hatch-Waxman Act is based on a U.S. federal law and therefore only relevant to U.S. patents.

There is a risk that our patents will be invalidated, and that our pending patent applications will not result in issued patents. We also cannot be certain that we will not infringe on any patents that may be issued to others. See “Risk Factors – The patent approval process is complex, and we cannot be sure that our pending patent applications or future patent applications will be approved.”

Our Patent Portfolio

Patent Name/ Int. App. No.	Pending Jurisdictions	Granted Jurisdictions	Expiry Date
METHODS FOR CELL EXPANSION AND USES OF CELLS AND CONDITIONED MEDIA PRODUCED THEREBY FOR THERAPY PCT/IL2007/000380		Australia, Canada, China, Hong Kong, Europe (Spain, Germany, France, Belgium, Switzerland, Czech Republic, Hungary, Ireland, Italy, The Netherlands, United Kingdom, Poland, Portugal, Denmark, Sweden, Slovakia), Israel, India, Japan, South Korea, Mexico, Russia, Singapore	March 23, 2027
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2008/001185	United States	Israel, Japan, United States	September 2, 2028
METHODS OF TREATING INFLAMMATORY COLON DISEASES PCT/IL2009/000527		United States, Israel	May 26, 2029
METHODS OF SELECTION OF CELLS FOR TRANSPLANTATION PCT/IL2009/000844		Israel	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000846		Australia, Canada, China, Europe (Switzerland, Germany, France, United Kingdom, Italy), Hong Kong, Israel, India, Mexico, Singapore, United States	September 1, 2029
ADHERENT CELLS FROM PLACENTA TISSUE AND USE THEREOF IN THERAPY PCT/IL2009/000845		United States, Israel	September 1, 2029
ADHERENT STROMAL CELLS DERIVED FROM PLANCENTAS OF MULTIPLE DONORS AND USES THEREOF PCT/IB2011/001413		Israel	April 21, 2031
ADHERENT CELLS FROM PLACENTA AND USE OF SAME IN DISEASE TREATMENT PCT/IB2010/003219		Europe (Switzerland, Germany, France, Italy), Israel, United States	November 29, 2030
METHODS AND SYSTEMS FOR HARVESTING ADHERENT STROMAL CELLS PCT/IB2012/000933		Australia, Canada, Europe (Belgium, Switzerland, Germany, France, United Kingdom, Ireland, Italy, The Netherlands), Israel, India, South Korea, Mexico, Singapore, United States	April 15, 2032
METHODS FOR TREATING RADIATION OR CHEMICAL INJURY PCT/IB2012/000664	United States	Europe (Germany, United Kingdom), Hong Kong, Israel, Japan, South Korea, United States	March 22, 2032
SKELETAL MUSCLE REGENERATION USING MESENCHYMAL STEM CELLS PCT/EP2011/058730		United States	May 27, 2031
GENE AND PROTEIN EXPRESSION PROPERTIES OF ADHERENT STROMAL CELLS CULTURED IN 3D PCT/IB2014/059114		Israel, United States	February 20, 2034
SYSTEMS AND METHODS FOR GROWING AND HARVESTING CELLS PCT/IB2015/051559		Israel, United States	March 3, 2035
METHODS AND COMPOSITIONS FOR TREATING AND PREVENTING MUSCLE WASTING DISORDERS PCT/IB2015/059763		United States	December 18, 2035
ALTERED ADHERENT STROMAL CELLS AND METHODS OF PRODUCING AND USING SAME PCT/IB2016/053310		United States	June 6, 2036
METHODS AND COMPOSITIONS FOR TREATING CANCERS AND NEOPLASMS PCT/IB2017/050868		Israel	February 16, 2037
METHODS AND COMPOSITIONS FOR TREATING NEUROLOGICAL DISORDERS PCT/IB2018/052806		Israel	April 23, 2038

METHODS FOR EXPANDING ADHERENT STROMAL CELLS AND CELLS OBTAINED THEREBY PCT/IB2019/052569	Singapore, United States		March 28, 2039
METHODS AND COMPOSITIONS FOR FORMULATING AND DISPENSING PHARMACEUTICAL FORMULATIONS PCT/IB2019/053115	United States	Israel	United States: April 16, 2039 Israel: April 26, 2038
MODULAR BIOREACTOR PCT/IB2019/058429	Europe, Hong Kong, South Korea (divisional application), Singapore, United States	Israel, South Korea	October 3, 2039
METHODS AND COMPOSITIONS FOR TREATING VIRAL INFECTIONS AND SEQUELAE THEREOF PCT/IL2021/050268		Israel	March 11, 2040
METHODS AND COMPOSITIONS FOR AESTHETIC AND COSMETIC TREATMENT AND STIMULATING HAIR GROWTH PCT/IL2020/050363	United States		March 26, 2040
METHODS AND COMPOSITIONS FOR ENRICHMENT OF TARGET CELLS PCT/IL2021/020514	United States, Israel		May 5, 2041
PLACENTAL CELL TREATMENT FOR CRITICAL LIMB ISCHEMIA PATIENT SUBPOPULATIONS PCT/IL2022/050937	United States		August 29, 2042
SYSTEM AND METHODS FOR IMMUNE CELLS EXPANSION AND ACTIVATION IN LARGE SCALE PCT/IL2023/050529	Israel, South Korea, Europe, China, India, Japan, Singapore, Hong Kong, Australia	Israel, South Korea, Australia, United States, China, Japan	May 23, 2043
A SYSTEM FOR 3D CULTIVATION OF PLANT CELLS AND METHODS OF USE PCT/IL2024/050278	United States, Australia, China, Hong Kong, Europe, India, Japan, South Korea, Singapore, Brazil	Israel, United States	March 18, 2044
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050675	United States, China, Europe, Australia, Israel, India, Japan, South Korea, Hong Kong		July 9, 2044
GENETICALLY ENGINEERED PLACENTAL MUCOSAL-ASSOCIATED INVARIANT T (MAIT) CELLS AND USES THEREOF PCT/IL2024/050670	PCT, United States, China, Europe		July 9, 2044
PLACENTAL DERIVED MAIT CELLS FOR CELLULAR THERAPY OF SOLID CANCER (PCT/IL2026/050122)	PCT		February 8, 2046
BIOFILM-DISRUPTING ENGINEERED MAIT CELLS AND THERAPEUTIC USES THEREOF (US 63/902,066)	US Provisional		October 20, 2026

Employees

As of June 30, 2026, we employed a total of 92 full-time employees and 21 part-time employees, of whom 73 full-time employees and 14 part-time employees are engaged in cell research, development, and manufacturing including clinical and regulation affairs.

EIB Financing Agreement

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, entered into a finance agreement with EIB, providing for non-dilutive funding of up to €50 million, payable in three tranches (the “EIB Loan”). In June 2021, we received the first tranche in the amount of €20 million, which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022, and no additional funds were made available thereunder.

The €20 million loan bears annual interest at a rate of 4% and was repayable on June 1, 2026, with interest payable together with the principal. As of June 30, 2026, accrued interest amounted to approximately €4.1 million. In addition to the interest, the EIB is entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues from fiscal year 2024 through fiscal year 2030, at rates of up to 2.3% on consolidated revenues below $350 million, 1.2% on consolidated revenues between $350 million and $500 million, and 0.2% on consolidated revenues exceeding $500 million. As of June 30, 2026, accrued royalties amounted to $9 thousand. On April 21, 2026, we received a notice from the EIB that the EIB is reserving its rights under the finance agreement while discussions with the EIB regarding potential resolution of the EIB Loan remain ongoing. On May 28, 2026, the EIB confirmed to us that while the parties remain engaged in constructive discussions, and without prejudice to any of the EIB’s rights and remedies, no enforcement action was contemplated by the EIB.

On August 17, 2026, we were notified by the EIB that its relevant committee had approved, subject to certain conditions, a proposed sale of the EIB Loan not involving the Company as purchaser, on terms agreed with a third-party purchaser who may be a related party. The completion of such sale remains subject to, among other things, execution of definitive legal documentation and completion of the EIB’s review process and other conditions. If the proposed sale is completed, the Company intends to seek to reach an arrangement with the purchaser regarding the settlement of the purchased loan, which may include the conversion of all or a portion of the outstanding loan amount into equity of the Company. Any such arrangement would be subject to negotiation with the purchaser and the receipt of all required corporate and other approvals. Until the proposed sale is finalized and any subsequent arrangement with the purchaser is agreed and approved, there can be no assurance as to the outcome of these discussions or the timing or terms of any resolution, or that the EIB will continue to refrain from exercising remedies available to it under the finance agreement, that any sale of the EIB Loan will be completed, that any settlement or conversion arrangement will be entered into or consummated, or as to the timing, structure, accounting treatment or financial statement impact of any such transaction.

Available Information

Additional information about us is available on our website at www.pluri-biotech.com. Information contained on, or accessible through, our website is not incorporated by reference into, and should not be considered part of this Annual Report. Under the “Financial Reports” and “SEC Filings” subsections of the “Investors” section on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website under the “Governance” subsection of the “Investors” section: Trading Policy, Code of Business Conduct and Ethics, Anti Bribery and Corruption and Anti Money Laundering and Terrorist Financing Compliance Policy, Clawback Policy and the Charters for each of the Committees of our Board of Directors (the “Board”).

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	we have a history of losses and have not generated significant revenues to date. While revenues may increase, we expect to experience future losses and do not foresee generating significant or steady revenues in the immediate future;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;

●	our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report. The financial statements have been prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result if we are unable to continue as a going concern;

●	we may become subject to claims by much larger and better funded competitors enforcing their IP rights against us or seeking to invalidate our IP or our rights thereto;

●	there are inherent risks in the manufacturing of our product candidates, including meeting relevant high regulatory standards, the failure of which could materially and adversely affect our results of operations and the value of our business;

●	if we are unable to obtain and maintain IP protection covering our products and technology, others may be able to utilize our IP, which would adversely affect our business;

●	we are an international business, and we are exposed to various global and local risks that could have a material adverse effect on our financial condition and results of operations;

●	the market prices of our common shares are subject to fluctuation and have been and may continue to be volatile, which could result in substantial losses for investors;

●	we anticipate being subject to fluctuations in currency exchange rates because a significant portion of our business is conducted outside the United States and we are exposed to currency exchange fluctuations in other currencies such as the New Israeli Shekel (“NIS”) and the Euro;

●	restrictions contained in the EIB Finance Agreement may restrict our ability to conduct certain strategic initiatives;

●	limitations we may face relating to the grants we have received from the IIA may impact our plans and future decisions;

●	if there are significant shifts in the political, economic and military conditions in Israel and its neighboring countries, it could have a material adverse effect on our business relationships and profitability;

●	it may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers;

●	cybersecurity incidents may have an adverse impact on our business and operations;

●	recent increasing global inflation could affect our ability to purchase materials needed for manufacturing and could increase the costs of our future product;

●	we have a limited operating history in the field of FoodTech, aesthetics, longevity and wellness and CDMO to date and our prospects will be dependent on our ability to meet several challenges;

●

there are risks relating to our CDMO business, including financial risks associated with contracts that could be terminated, changed or delayed, risk related to products that might not gain market approval and risk related to providing timely services to customers in a highly competitive industry in which we operate;

●	our FoodTech endeavors involve significant risks, including the lengthy and complex research and development process associated with cultivated meat, cultivated food and related cell-based food technologies; evolving governmental regulations applicable to cultivated meat, cell-based food products and related technologies; potential changes in consumer preferences and acceptance of such products; and the fact that our business and market potential in these areas, including cultivated meat, cell-based coffee and other FoodTech applications, remain unproven, with limited visibility into market, regulatory and consumer trends that may emerge and affect our business;

●	our longevity, wellness and aesthetics products may not achieve market acceptance, and we have limited operating and commercialization history in this business. Regulatory uncertainty and the potential for differing product classifications could subject these products to additional requirements and adversely affect our ability to commercialize them; and

●

we could fail to regain compliance with Nasdaq Listing Rules and to maintain the listing of our common shares on Nasdaq, which could harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

Risks Related to Our Business

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

As indicated in the independent auditor’s report for the fiscal year ended June 30, 2026, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our recurring operating losses and negative cash flow raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2026, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $8,851,000. According to management estimates, we only have sufficient resources to meet our operating obligations for a period of less than three months from the issuance date of the consolidated financial statements. To sustain operations beyond this period, we will require additional capital to sustain operations. There can be no assurance that such financing will be available on favorable terms, or at all.

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

We will need to raise additional funds in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our common shares for funds, receive grants, enter into collaborations and licensing deals or to otherwise raise capital. Any sale of our common shares in the future could result in dilution to existing shareholders and could adversely affect the market price of our common shares.

Also, we may not be able to raise additional capital in the future to support the development and commercialization of our products, which could result in in a significant decline in the value of our common shares or the loss of all or a portion of an investment in our common shares.

Our likelihood of profitability depends on our ability to license and/or develop and commercialize our products based on our technology, which is currently in the development stage. If we are unable to complete the development and commercialization of our cell-based products and CDMO services successfully, or are unable to obtain the necessary regulatory approvals, our likelihood of profitability will be limited severely.

We are engaged in the business of developing cell-based products. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our regenerative aesthetics, wellness and longevity activities, cell-based services and products and/or licensing of our products, which will require additional research and development.

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

On April 30, 2020, we and our subsidiaries, Pluri Biotech Ltd. and Pluristem GmbH, entered into the EIB Finance Agreement for a loan in the amount of up to €50 million in the aggregate, subject to certain milestones being reached, receivable in three tranches. During June 2021, we received the first and final tranche in the amount of €20 million. The amount received was due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal amount of the loan. As of June 30, 2026, the interest accrued was in the amount of approximately €4.1 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including its fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million and 0.2% of our consolidated revenues exceeding $500 million. As of June 30, 2026, we had an accrued royalty in the amount of $9 thousand.

We maintained discussions with the EIB with the objective of reaching a mutually agreed resolution regarding the EIB Loan. The EIB confirmed that during such discussion period, and while discussions remain ongoing, the EIB is not contemplating any enforcement action, all without prejudice to any of its rights and remedies. On August 17, 2026, we were notified by the EIB that its relevant committee had approved, subject to certain conditions, a proposed sale of the EIB Loan not involving the Company as purchaser, on terms agreed with a third-party purchaser, who may be a related party. Completion of such sale remains subject to, among other things, execution of definitive legal documentation and completion of the EIB’s review process and other conditions. If the proposed sale is completed, the Company intends to seek to reach an arrangement with the purchaser regarding the settlement of the purchased loan, which may include the conversion of all or a portion of the outstanding loan amount into equity of the Company. Any such arrangement would be subject to negotiation with the purchaser and the receipt of all required corporate and other approvals. Until the proposed sale is finalized and any subsequent arrangement with the purchaser is agreed and approved, there can be no certainty as to the outcome of the discussions, or that the EIB will continue to refrain from exercising remedies available to it under the finance agreement, or any assurance that any sale of the EIB Loan will be completed, that any settlement or conversion arrangement will be entered into or consummated, or as to the timing, structure, accounting treatment or financial statement impact of any such transaction.

If we fail to resolve, on acceptable terms, our obligations in respect with the EIB about the repayment of the EIB Loan, our financial condition and liquidity would be materially affected and could materially adversely affect our ability to continue as a going concern.

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

To date, we have focused our efforts primarily in the regenerative medicine field, in the FoodTech field, in the CDMO field, and in regenerative aesthetics, wellness and longevity activities, but we may seek partners for licensing deals, joint ventures, partnerships, and direct sale of our products or use of our technology in various industries. Licensing deals, joint ventures and partnerships in new fields involve numerous risks, including the potential integration of our technology and products in various new ways, which may or may not be successful. Such projects may require significant funds, time and attention from management and other key personnel. In addition, as we do not have experience in areas outside of the regenerative medicine field and limited experience in the FoodTech, CDMO and regenerative aesthetics, wellness and longevity activities, we may lack the personnel to properly lead such initiatives. There can be no assurance that we will be successful in finding the relevant partners to fund and market our cell-based products.

Changes in U.S. trade policy and tariffs may have an adverse impact on our business.

Our business involves the importation of certain raw materials, components, and finished goods essential for our cell expansion platform and related applications. Changes in U.S. trade policy, including the imposition of new tariffs or modifications to existing trade agreements, could affect our supply chain, increase costs, and impact our financial performance. For the year ended June 30, 2026, we estimate that the impact of tariffs currently imposed on our imports was not material. However, we are unable to estimate the impacts of any future tariffs that may be enacted. While we actively monitor trade developments and assess potential impacts, the evolving nature of trade policies makes it challenging to predict the full extent of these effects. We may not be able to mitigate all adverse consequences, which could include increased production costs, delays in product development, or reduced margins.

Risks Related to Development, Clinical Studies, and Regulatory Approval of Our Product Candidates

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA, EMA, MOH and other regulatory authorities may be delayed or denied.

The completion of our future clinical trials may be delayed or terminated for many reasons, such as:

●	The FDA, the EMA or the MOH do not grant permission to proceed or places trials on clinical hold;

●	Subjects do not enroll in our trials at the rate we expect;

●	Government actions, or other governmental measures limit the movement general populations;

●	The regulators may ask to increase subject’s population in the clinical trials;

●	Subjects experience an unacceptable rate or severity of adverse side effects;

●	Third party clinical investigators and other related vendors may not perform the clinical trials under the anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements;

●	Third party clinical investigators and other related vendors may declare bankruptcy or terminate their business unexpectedly, which most likely will result in further delays in our clinical trials’ anticipated schedule and cause additional expenditures;

●	Inspections of clinical trial sites by the FDA, EMA, MOH and other regulatory authorities find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	One or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

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

Risks Related to Our Longevity, Wellness and Aesthetics Business

Our longevity, wellness and aesthetics products may not achieve market acceptance, and we have limited operating and commercialization history in this business. Regulatory uncertainty and the potential for differing product classifications could subject these products to additional requirements and adversely affect our ability to commercialize them.

Our longevity, wellness and aesthetics products are at an early stage of either development or commercialization, and we have limited operating and commercialization history in this business. Market acceptance by consumers, clinics, medical spas, distributors, strategic partners and other channels is uncertain and will depend on, among other things, successful development, validation, scale-up, manufacturing, quality control, shelf life, stability, formulation, packaging, supply chain management and third-party distribution. Regulation of these products in the United States, United Kingdom, European Union, Israel and other markets is evolving and uncertain, and products may be classified or reclassified as cosmetics, wellness products, consumer health products, medical devices, drugs, biologics, tissue- or cell-based products or other regulated products depending on their intended use, ingredients, claims, labeling, distribution channels and professional use.

The FDA, Federal Trade Commission (the “FTC”) and comparable international authorities oversee cosmetic labeling, advertising and claims, which must be truthful and not misleading, and products marketed as affecting the structure or function of the body or treating or preventing disease may be regulated as drugs or otherwise subject to additional requirements. Use of cell-derived ingredients, conditioned media, exosomes or other biologically derived materials could increase regulatory, safety, claims-substantiation, adverse-event, post-market monitoring, recall, import/export and enforcement risks. Regulators, customers or partners may disagree with our product characterization or claims, which could result in delays, increased costs, enforcement actions, product restrictions, recalls, reputational harm, inability to commercialize products or an adverse effect on our business, results of operations and prospects. Any failure to comply with applicable requirements could result in delays, restrictions, recalls, enforcement actions, an inability to commercialize, reputational harm or an adverse impact on our business.

Risks Related to Our Cultivated FoodTech Business

Ever After Foods has a limited operating history in the field of cultivated meat and is seeking to expand its capabilities to additional cultivated protein and seafood applications, including through the recently announced Fishway Acquisition. To-date, Ever After Foods and its prospects are, and are expected to continue being, dependent on its ability to meet a number of challenges.

Ever After Foods’ business prospects are difficult to predict due to its lack of operational history in the new and emerging food tech field, and its success will be dependent on its ability to meet a number of challenges. Because it has a limited operating history in the field of cultivated meat and it is in the early stages of development, Ever After Foods may not be able to evaluate its future prospects accurately. Ever After Foods’ prospects will be primarily dependent on its ability to successfully develop industrial scale cultivated meat and related cultivated protein or seafood applications, technologies and processes, and market these to its potential customers. If Ever After Foods is not able to successfully meet these challenges, its prospects, business, financial condition, and results of operations could be adversely impacted. In addition, Ever After Food may not successfully integrate or implement the newly acquired Fishway assets, know-how, scientific capabilities, aquatic cell biology, animal-component-free media development, team and European presence, and the expected benefits may not be realized, may take longer or cost more than expected, or may disrupt our existing efforts

In addition, Ever After Foods will be subject to changing laws, rules and regulations in the United States, Israel, Asia Pacific, the European Union and other jurisdictions relating to the food tech industry. Such laws and regulations may negatively impact Ever After Foods’ ability to expand its business and pursue business opportunities. Ever After Foods may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to it.

 Ever After Foods is primarily focused on utilizing its technology for the development of cultivated meat, and it has limited data on the performance of our and its technologies in the field of cultivated meat to date.

Ever After Foods does not currently have any products or technologies approved for sale and it is still in the early stages of development. To date, Ever After Foods has limited data on the ability of our and its technologies to successfully manufacture cultivated meat, towards which they have devoted substantial resources to date. Ever After Foods’ current technologies are, in large part, based on our technologies and IP. It may not be successful in developing its technologies in a manner sufficient to support its expected scale-ups and future growth, or at all. Ever After Foods expects that a substantial portion of its efforts and expenditures over the next few years will be devoted to the development of technologies designed to enable Ever After Foods to market industrial scale cultivated meat manufacturing processes. Ever After Foods cannot guarantee that it will be successful in developing these technologies, based on its current roadmap, or at all. If Ever After Foods is able to successfully develop its cultivated meat and related cultivated protein or seafood technologies, it cannot ensure that it will obtain regulatory approval or that, following approval, upon commercialization its technologies will achieve market acceptance. Any such delay or failure could materially and adversely affect Ever After Foods’ financial condition, results of operations and prospects.

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

As applicable, the manufacturing equipment that will be manufactured by Ever After Foods will comply with the FDA’s regulatory requirements for food contact substances and analogous foreign regulations. Ever After Foods will also ensure that the edible scaffolds and any other production materials it sells to its customers comply with applicable FDA standards. From a regulatory perspective, in the United States, we expect companies manufacturing finished cultivated meat and related cultivated protein or seafood products ( i.e., the companies that will license Ever After Foods’ manufacturing technologies) to be subject to regulation by various government agencies, including the FDA, the USDA, the FTC, the Occupational Safety and Health Administration and the Environmental Protection Agency, as well as the requirements of various state and local agencies and laws, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986. We likewise expect these products to be regulated by equivalent agencies outside the United States by various international regulatory bodies.

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

The manufacturing of cultivated meat is expected to be subject to extensive regulations internationally, with products subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, composition and ingredients, storing, labeling, marketing, advertising and distribution of these products. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or retaining business, and require companies both to keep accurate books and records and to devise and maintain an adequate system of internal accounting controls. While our policies mandate compliance with anti-bribery laws, including the FCPA, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could result in government investigations, the assessment of fines and penalties, reputational damage, disruption to our business, and adverse impacts on our results of operations, cash flows and financial condition.

Any changes in, or changes in the interpretation of, applicable laws, regulations or policies of the USDA, state regulators or similar foreign regulatory authorities that relate to the use of the terms “meat” or “poultry” or other similar terms in connection with cultivated meat products could adversely affect our business, prospects, results of operations or financial condition.

The USDA, state regulators or similar foreign regulatory authorities, such as Health Canada or the Canadian Food Inspection Agency (“CFIA”), or authorities of the EU or the EU member states (e.g., European Food Safety Authority, or EFSA), could take action that impacts our customers’ ability to use the term “meat” or “poultry” or similar words, such as “beef” or “chicken”, to describe their finished products. In addition, a food may be deemed misbranded if its labeling is false or misleading in any particular way, and the USDA, CFIA, EFSA or other regulators could interpret the use of the terms “meat” or “poultry” or any similar phrase(s) to describe our customers’ cultivated meat and related cultivated protein or seafood products as false or misleading or likely to create an erroneous impression regarding their composition. In the U.S., the USDA intends to issue new labeling requirements for foods under its jurisdiction produced through cell culture technology as noted in an ANPR published in September 2021.

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

In addition, certain of our lines of business, such as our biopharming and FoodTech lines (which include Coffeesai, Kokomodo and Ever After Foods), will be subject to changing laws, rules and regulations in the United States, Israel, Asia Pacific, the European Union and other jurisdictions. Such laws and regulations may negatively impact their ability to expand their businesses and pursue business opportunities. Our subsidiaries may also incur significant expenses to comply with the laws, regulations and other obligations that will apply to them.

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

We may need to raise additional financing to support our biopharming and plant-based business vertical and the research, development and manufacturing of their respective products. If we are unable to obtain additional financing to meet their needs, their operations may be adversely affected or terminated.

We will need to raise significant additional capital from investors in the future to finance our biopharming and plant-based business vertical operations. Our current capital may not be sufficient to finance our biopharming and plant-based operations until we are able to complete the development of a high-quality coffee and cacao, and other biopharming initiatives. If we are not able to attract investors and obtain additional financing, the biopharming and plant-based operations may be adversely affected or terminated.

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

Risks Related to Commercialization of Our Product Candidates

We may not successfully establish new collaborations, joint ventures or licensing arrangements, which could adversely affect our ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to collaborate with partners and to license our technology to other companies. Our business strategy includes development and in-house manufacturing of innovative new cell- based products and solutions powered by our 3D cell expansion technology platforms and establishing joint ventures and partnerships that leverage our cell expansion technology and cell-based product portfolio to expand product pipelines and meet cell-based manufacturing needs for a variety of industries. To date, we have established Ever After Foods, a strategic partnership with Tnuva, with ICL Group (through its Open Innovation program) for advanced bioactive carriers and bio stimulants, and with an international agriculture corporation to enhance the global sustainable vegetable supply.

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

Risks Related to Intellectual Property

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

We have built the ability to manufacture clinical grade adherent stromal cells in-house. Through our experience with adherent stromal cell-based product development, we have developed expertise and know-how in this field. We also have built the ability to grow on a large scale various immune cells including engineered placental MAIT cells for use in cell therapy. Additionally, we have built the ability to grow on a large-scale plant cells for various biofarming uses. To protect this expertise and know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

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

Risks Related to Our Common Shares

The price of our common shares may fluctuate significantly.

The market price of our common shares may fluctuate significantly. A number of events and factors may have an adverse impact on the market price of our common shares, such as:

●	our ability to convert collaborations, pilot programs, results of our clinical trials, and strategic relationships into definitive commercial agreements or other revenue-generating arrangements;

●	the amount of our cash resources and our ability to obtain additional funding;

●	changes in our revenues, expense levels or operating results;

●	entering into or terminating strategic relationships;

●	announcements of technical or product developments by us or our competitors;

●	market conditions for pharmaceutical and biotechnology shares in particular;

●	changes in laws and governmental regulations, including changes in tax, healthcare, competition and patent laws;

●	disputes concerning patents or proprietary rights;

●	new accounting pronouncements or regulatory rulings;

●	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

●	patent or proprietary rights developments;

●	regulatory actions that may impact our products;

●	future sales of our common shares, or the perception of such sales;

●	disruptions in our manufacturing processes; and

●	competition.

In addition, global or regional economic, political, public-health, military or security events, including regional security instability, and market downturns generally or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our Company.

We could fail to regain compliance with Nasdaq Listing Rules and to maintain the listing of our common shares on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

On July 7, 2026, we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that we are not in compliance with the MVLS Requirement under Nasdaq Listing Rule 5550(b)(2), and are not in compliance with either of the alternative listing standards, including having stockholders’ equity of at least $2.5 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Nasdaq Letter has no immediate effect on the listing or trading of our common shares, which continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

Pursuant to the Nasdaq Letter, and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided with an initial period of 180 calendar days, until January 4, 2027, to regain compliance with the MVLS Requirement (the “Compliance Period”). Nasdaq indicated that if, at any time during the Compliance Period, our MVLS closes at $35 million or more for a minimum of 10 consecutive business days (unless Nasdaq, in its discretion, requires a longer period, but generally no more than 20 consecutive business days), Nasdaq will provide a written confirmation that we have regained compliance and the matter will be closed. In the event we do not regain compliance within the Compliance Period, we expect that Nasdaq will provide written notification that our securities are subject to delisting. At that time, we may be eligible to appeal any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

If we do not maintain compliance with Nasdaq’s listing requirements, our common shares will be subject to delisting. A delisting from Nasdaq would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

●	the liquidity of our common shares;

●	the market price of our common shares;

●	our ability to obtain financing for continued operations;

●	the availability of information concerning the trading prices and volume of our common shares;

●	the number of institutional and other investors that will consider investing in our common shares;

●	the number of investors in general that will consider investing in our common shares; and

●	the number of market markers for our common shares or broker-dealers willing to execute trades in our common shares.

We intend to take all reasonable measures available to maintain compliance with Nasdaq’s listing requirements, including the MVLS Requirement and remain listed on Nasdaq. However, there can be no assurance that we will ultimately continue to maintain compliance with all applicable requirements for continued listing.

Future sales of our common shares may cause dilution.

Future sales of our common shares, or the perception that such sales may occur, could cause immediate dilution and adversely affect the market price of our common shares. If we raise additional capital by issuing equity securities, the percentage ownership of our existing shareholders may be reduced, and accordingly these shareholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common shares. Given our need for cash and that equity raising is the most common type of fundraising for companies like ours, the risk of dilution is particularly significant for shareholders of our common shares.

Shareholder activism, proxy contests, shareholder proposals and other efforts by shareholders to influence our business, strategy, governance or Board composition could disrupt our business and adversely affect our results of operations and the market price of our common shares

Shareholders may seek to influence our business, strategy, capital allocation, governance practices or Board composition through private or public engagement, the accumulation of our common shares, shareholder proposals, director nominations, proxy contests, litigation, requests to inspect corporate books and records or other actions. These activities may relate to economic, strategic, environmental, social, governance or other matters, and may be undertaken by investors with differing or conflicting objectives, including objectives that may not align with the interests of our other shareholders or our long-term strategy.

Responding to actual or threatened shareholder activism or other efforts to influence the Company could require significant time and attention from our Board, management and employees, divert resources from our business and strategic initiatives, require us to incur substantial legal, advisory, proxy solicitation, public relations and other costs, and create uncertainty or adversely affect relationships with investors, employees, collaborators, customers and other business partners. Such activities could also result in changes to our strategy or operations, proxy contests or litigation and may adversely affect the market price or trading volatility of our common shares.

Beneficial ownership information may be incomplete, delayed or inaccurate because it depends on information reported by our shareholders and in SEC filings.

Beneficial ownership information included in our periodic reports is based on information furnished by the applicable beneficial owners or contained in filings made with the SEC. Under Sections 13(d) and 13(g) of the Exchange Act, and the rules thereunder, persons who beneficially own more than 5% of our outstanding common shares may be required to report their beneficial ownership and certain changes in ownership to the SEC on Schedule 13D or Schedule 13G, as applicable. We report beneficial ownership information based on the information made available to us by applicable beneficial owners or through publicly available SEC filings, as and when received or filed, and cannot independently verify the completeness or accuracy of that information.

A person or group that acquires beneficial ownership of more than 5% of our outstanding common shares and does not qualify to report on Schedule 13G generally must file a Schedule 13D within five business days after the acquisition. Schedule 13D requires disclosure regarding, among other matters, the reporting person’s purpose in acquiring or holding our common shares and any plans or proposals relating to a potential change in or influence over control of the Company or certain other significant corporate transactions. Certain investors that satisfy applicable eligibility requirements, including passive investors that certify that their acquisition and holding of our common shares is not for the purpose of or with the effect of changing or influencing control of the Company, may report their ownership on Schedule 13G instead.

The SEC has amended its beneficial-ownership reporting rules and issued interpretive guidance regarding the circumstances in which an investor may remain eligible to report on Schedule 13G rather than Schedule 13D. These requirements and related interpretations may affect the timing, content and availability of beneficial-ownership information publicly reported by significant shareholders. Accordingly, beneficial-ownership information reported in our periodic reports may not reflect changes in ownership or reporting status that occur after the date of the applicable information or filing, and investors may make investment or voting decisions based on information that is incomplete, delayed or inaccurate.

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

Our assets include a significant component of cash and cash equivalents and bank deposits.  Our investment committee sets investment guidelines, when applicable, which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of June 30, 2026. Currently, we hold most of our cash assets in bank deposits in Israel. However, nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation (the “FDIC”), or similar governmental deposit insurance outside the United States. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity, particularly in light of the increased volatility and worldwide pressures in the financial and banking sectors.

Risks Related to Our Industries

Consolidation and other strategic transactions in the pharmaceutical and biotechnology industries may adversely affect us.

Companies in the pharmaceutical and biotechnology industries may consummate mergers, acquisitions, business combinations, divestitures, restructurings and other strategic transactions from time to time. These developments may result in larger companies with greater financial resources, broader product portfolios, enhanced development, manufacturing, regulatory or commercialization capabilities, and increased bargaining power, which could intensify competition. Such transactions may also reduce the number of potential collaborators, licensees, suppliers, contract manufacturers, contract research organizations or acquirers for our product candidates or technologies. In addition, following a transaction, a potential or existing collaborator may reprioritize its pipeline or strategic objectives, reduce or discontinue investment in a program relevant to us, seek to renegotiate commercial terms, or elect to focus on products or technologies that compete with ours. As a result, we may be unable to enter into, maintain or obtain favorable terms under collaboration, license, development, manufacturing or commercialization arrangements, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to Our Dependence on Third Parties

We are dependent upon third party suppliers and service providers for raw materials, components, consumables, cleaning and sanitation materials, equipment, utilities and complementary services needed to manufacture PLX, provide CDMO services and support our longevity, wellness and aesthetics business; if any of these third parties fails or is unable to perform in a timely manner, our ability to manufacture products, provide services and satisfy our obligations to customers may be compromised.

In addition to the placenta used in the clinical manufacturing process of PLX, we require certain raw materials, components, consumables, process aids, reagents, packaging materials, cleaning and sanitation materials, equipment and other supplies and services. These items and services must be available to us in sufficient quantities, at acceptable quality levels and, where applicable, in compliance with current GMP requirements. To meet these requirements, we have entered into supply agreements with third parties that manufacture, supply or provide certain of these materials, components and services in accordance with applicable standards. Our requirements for these items and services are expected to increase if and when we transition to the manufacture of commercial quantities of our cell-based drug candidates or expand our CDMO activities or longevity, wellness and aesthetics business. In addition, the development and manufacture of potential CAR/TCR-MAIT products may require us to obtain from third parties proprietary CAR or TCR constructs and associated intellectual-property rights, in sufficient quantities and, where applicable, in compliance with current GMP requirements.

Certain materials, components, supplies and services used in our operations may be made available to us from a limited number of qualified suppliers or service providers. Although we seek to qualify alternative sources where practicable and maintain business-continuity measures designed to mitigate supply-chain and service interruptions, we may be unable to do so in a timely manner, on commercially reasonable terms or at all. For potential CAR/TCR-MAIT products, suitable construct suppliers or licensors may be limited, and we may be unable to obtain the required constructs or associated rights on acceptable terms, or at all.

In addition, if we proceed with clinical-development activities, we must be able to continuously demonstrate to the FDA, EMA and other regulatory authorities that we can manufacture our cell therapy product candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of current GMP-grade materials and other inputs and services of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical materials, components, supplies or services. Similarly, if we advance potential CAR/TCR-MAIT products into clinical development, we would need to establish and validate manufacturing processes for incorporating the applicable CAR or TCR constructs into MAIT cells and demonstrate the required quality, consistency, safety and other characteristics of the resulting product candidates.

Our CDMO activities and our longevity, wellness and aesthetics business may similarly depend on the timely availability of qualified suppliers and service providers for materials, components, consumables, equipment maintenance and calibration, testing, logistics, cleaning and sanitation, waste disposal, utilities and other complementary services. Certain materials or services may be available from a limited number of qualified sources, may require qualification, validation or regulatory approval before use, or may be subject to supply-chain disruptions, shortages, quality failures, price increases, import or export restrictions, labor disruptions or other delays. Any failure, delay or inability of any supplier or service provider to perform as required could delay or interrupt our operations or the delivery of products or services, increase our costs, impair product quality, result in regulatory or contractual claims, or harm our reputation and customer relationships.

We seek to qualify alternative suppliers and service providers where practicable and to maintain business-continuity measures designed to mitigate supply-chain and service interruptions. However, we may not be able to do so in a timely manner, on commercially reasonable terms or at all. The qualification, validation or replacement of a supplier or service provider may require substantial time, expense, technical resources, customer approval or regulatory review, particularly where the relevant material, component, process or service is critical to a regulated manufacturing process. Accordingly, disruptions affecting our suppliers or service providers may materially adversely affect our ability to conduct our operations, manufacture and deliver products, provide CDMO services, serve our longevity, wellness and aesthetics customers, advance our potential CAR/TCR-MAIT products and achieve our business objectives.

A cybersecurity incident, other technology disruptions, risks associated with artificial intelligence (“AI”), or failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals, could negatively impact our business and our reputation.

We have relied on and utilized services provided by third parties in connection with our clinical trials, as well as other third-party service providers that may be involved in the collection, use, storage, transmission and analysis of personal health information and other sensitive, confidential or proprietary information. While we seek contractual assurances and apply a risk-based approach to assessing and overseeing cybersecurity and data-protection risks associated with third-party vendors and service providers, we do not control their information-security or privacy practices and cannot ensure that they will comply with applicable legal, regulatory, contractual or other obligations. Non-compliance, cybersecurity incidents or any other failure by such third parties could result in liability, regulatory inquiries, litigation, contractual claims, remediation costs, business disruption or reputational harm to us, any of which could have a material adverse effect on our business, financial condition and results of operations.

Future security breaches technology disruptions, system failures, unauthorized access, ransomware or other malicious activity could result in a material disruption to our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. Although we maintain information-security measures, incident-response and recovery plans, employee training, and third-party oversight designed to prevent, detect, contain and remediate cybersecurity incidents, these measures may not be sufficient to prevent, detect, contain or remediate all incidents. See Item 1C, “Cybersecurity,” for additional information regarding our cybersecurity risk management and governance.

We use AI tools in certain administrative functions and are evaluating the suitability of these technologies for broader administrative and data-processing applications. Although AI tools are not currently embedded in our core operations or product-development systems, our use of AI, or our reliance on third-party providers that use AI, may create additional risks relating to inaccurate, incomplete, biased or misleading outputs; unauthorized access to, disclosure of or misuse of data; confidentiality, privacy and intellectual-property concerns; cybersecurity vulnerabilities; regulatory compliance; and third-party claims. The increasing availability and sophistication of AI technologies may also increase the frequency, scale and effectiveness of cyberattacks, including phishing, social-engineering, impersonation, malware and other attacks.

In addition, we are subject to laws, rules and regulations in Israel, the United States, the European Union and other jurisdictions relating to the collection, use and security of personal information and data. Such data privacy laws, regulations and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Failure to comply with certain European privacy regulations could have an adverse effect on our business and reputation.

The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation (“GDPR”). The GDPR imposes several requirements relating to lawful bases for processing data, including additional conditions applicable to special categories of personal data such as health data; transparency and information provided to individuals; data-subject rights; security and confidentiality; data-protection impact assessments in certain circumstances; personal-data breach notifications; governance of service providers; and restrictions on international transfers of personal data. The GDPR also extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles and creates new obligations for companies and new rights for individuals. Because clinical-trial activities may involve the regular processing of special categories of personal data, including health data, on a large scale, we are required to appoint a data protection officer (“DPO”). We engage with an external provider to perform DPO services; however, our use of an external DPO does not relieve us of our obligations under the GDPR. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member States may result in fines, as well as other administrative measures, claims for damages and reputational harm. There may be circumstances under which a failure to comply with GDPR, or the exercise of individual rights under the GDPR, would limit our ability to utilize clinical trial data collected on certain subjects. The GDPR imposes significant accountability obligations and liability in relation to personal data that we process. Although we maintain compliance measures, including external DPO services, and may implement additional measures from time to time, we cannot assure that these measures will be sufficient to ensure compliance with applicable data-protection laws and regulatory guidance.

Changes to these European privacy regulations, developments in their interpretation and enforcement, and any failure to comply with them may be onerous and adversely affect our business, financial condition, prospects, results of operations and reputation.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties. Our international activities create the risk of unauthorized and illegal payments or offers of payments by our employees or consultants, even though they may not always be subject to our control. We maintain policies and procedures which are intended to promote compliance with these laws by our employees and consultants. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants, may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures or to ensure that our employees and consultants comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

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

We have received royalty-bearing grants from the IIA, for research and development programs that meet specified criteria. The terms of the IIA’s grants limit our ability to transfer know-how developed under an approved research and development program (by way of sale and/or granting a license to use the IP), and/or the manufacturing of products developed under an approved research and development program, outside of Israel, regardless of whether the royalties are fully paid. Any non-Israeli citizen, resident or entity that, among other things, becomes a holder of 5% or more of our share capital or voting rights, is entitled to appoint one or more of our directors or our Chief Executive Officer (“CEO”), serves as a director of our Company or as our CEO, is generally required to notify the same to the IIA and to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above. To the extent a company wishes to transfer its IIA-supported know-how outside of Israel (by way of sale and/or granting a license to use the IP) – the IIA acts under the Law for the Encouragement of research, Development and Technological Innovation in the Industry 1984 and the related IIA rules and regulations, it must be preapproved by the IIA and the company may be required to pay an additional payment to the IIA. The minimum amount of the payment is the total sum of grants received plus interest, and the maximum amount shall be no higher than six times the total sum of grants received plus interest. In the case that the IIA-supported company sells the IP but retains its research and development center in Israel for at least three consecutive years, following the year of transferring the IIA-supported know-how outside of Israel, while maintaining at least 75% of its research and development employees in Israel – the payment will be limited to three times the total sum of grants received plus interest. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Companies across industries are facing scrutiny from a variety of stakeholders related to their ESG and sustainability practices, disclosures, performance, goals and commitments. The nature and extent of such scrutiny continue to evolve and, in some cases, have become more fragmented and politicized, with stakeholders, jurisdictions and markets taking differing or conflicting approaches to ESG-related matters. Certain market participants, including institutional investors and capital providers, may consider ESG and sustainability factors, including through the use of third-party benchmarks, ratings and scores, in making investment, financing or voting decisions or in engaging with companies regarding their practices. At the same time, certain investors, regulators, policymakers and other stakeholders have questioned or opposed the consideration of certain ESG factors, creating additional uncertainty regarding stakeholder expectations and disclosure practices. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry. If we do not comply with applicable legal or regulatory requirements, or if our practices, disclosures, goals or commitments are viewed as inadequate, misleading, insufficiently substantiated or inconsistent with stakeholder expectations or our actual performance, our business and reputation could be negatively impacted and our share price could be materially and adversely affected, as well as our access to and cost of capital.

While we may, at times, engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the sustainability, environmental or social profile of our company and/or products, such initiatives or the achievement of related commitments may not have the desired effect and may be costly. They may also require significant management attention, operational changes, capital expenditures, data collection and verification processes, and engagement with suppliers, customers and other third parties.

In addition, we may commit to certain initiatives or goals but not ultimately achieve such commitments or goals due to factors that are both within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Our ESG- and sustainability-related disclosures, claims, targets and progress updates may be subject to heightened scrutiny by investors, customers, employees, regulators, advocacy groups and other stakeholders, including allegations that they are incomplete, inaccurate, misleading or insufficiently supported. We may also be subject to inquiries, investigations, litigation, enforcement actions or other proceedings in connection with such matters. Evolving and, in some cases, inconsistent or conflicting laws, regulations, reporting standards, customer requirements and stakeholder expectations relating to climate, emissions, environmental matters, human capital, supply chains, human rights, product sustainability and corporate governance may increase our compliance, reporting, assurance, operational and capital costs. For example, although the SEC has indicated that it does not intend to pursue or revisit its previously adopted climate-related disclosure rules (which it is now seeking to repeal), certain state laws, including California requirements concerning certain climate-related disclosures and emissions-reduction claims that may apply to companies doing business in California and meeting specified thresholds or making specified claims, may impose additional disclosure, reporting or assurance obligations.

Expectations around a company’s management of ESG matters continue to evolve rapidly, and may vary among, or conflict between, stakeholders, jurisdictions and markets. Changes in the approaches of institutional investors, proxy advisory firms, regulators and policymakers to ESG-related matters may also affect voting outcomes, shareholder engagement, access to capital and our disclosure and governance practices. To the extent ESG matters negatively impact our reputation, our ability to attract and retain employees, customers, investors, business partners and other stakeholders may decrease, which could adversely affect our operations, financial condition and results of operations.

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

As of September 10, 2026, there has been no material impact on our operations. According to the recent guidelines of the Israeli government, the Company’s offices in Haifa are open and functioning; however, if a war will escalate or expand, with one or more of the countries or organizations in conflict with Israel, this situation may change and the Israeli government may impose certain restrictions on movement and travel, which will affect our management and employees’ ability to effectively perform their daily tasks, and may result in disruptions and delays in some of our projects.

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

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. Currently, none of our employees has been called for active military reserve duty.

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

The potential assignment of the EIB Loan to a third party and the potential conversion of such indebtedness our securities in the future, if such third party is a related party, may create conflicts of interest, or the perception of such conflicts of interest, and may result in terms that are not as favorable to us as those that could be obtained in an arm’s-length transaction.

The potential sale of the EIB Loan to a related party, or any subsequent agreement to convert the loan into our securities if such third party is a related party, may not be on the same terms as if they were negotiated on an arm’s-length basis between unrelated parties. Although our Board has formed a Special Committee of the Board, consisting of independent directors to review and approve any such related-party transaction or subsequent arrangement in connection with the EIB Loan, including the potential sale of the EIB Loan and a potential future conversion of such indebtedness into our securities, those procedures may not eliminate all actual or perceived conflicts of interest or assure that the terms of such transactions are as favorable to us as those that could be obtained with an unaffiliated lender, purchaser or investor.

If a related part purchases the EIB Loan, their interests as a creditor may differ from our interests and those of our other shareholders. Such related party may have an incentive to seek repayment, equity conversion, additional financing, collateral, fees, protections or other terms that preserve or enhance his investment, even if such terms are not optimal for us or for our other shareholders. Conversely, the Company may agree to terms that benefit such related party in his capacity as lender or investor in order to address our liquidity needs, including terms that could involve cash payments, equity or equity-linked securities, dilution, restrictive covenants, governance rights or limitations on our strategic flexibility.

In addition, the need to negotiate the potential sale of the EIB Loan and the potential future conversion of such indebtedness to our securities with a related party may increase the risk of disputes, litigation, regulatory scrutiny, adverse publicity and reputational harm. If we do not effectively manage these conflicts, or if any arrangement is not completed or is completed on unfavorable terms to us, our liquidity, financial condition, ability to raise additional capital and our ability to continue as a going concern could be materially adversely affected. There can be no assurance that the transactions described above will be completed or, if completed, as to their timing, structure or final terms.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology industry, where the protection of sensitive information and the continuity of our operations are critical. We are subject to cybersecurity risks which could adversely affect our business, financial condition, or results of operations. We maintain a risk-based cybersecurity program designed to identify, assess, and mitigate cybersecurity threats. Our program incorporates applicable industry standards and is managed through a cross-functional approach involving our Information Technology, legal, compliance, and other relevant teams. It is overseen by our chief information officer, which is responsible for the day-to-day management of cybersecurity risks and the implementation of our information security program and incident response plans.

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

We have experienced cybersecurity incidents in the past and continue to encounter cybersecurity threats in the ordinary course of business. To date, none of these incidents or threats have had a material adverse effect on our business, financial condition, results of operations or cash flows. Although we maintain cybersecurity measures designed to protect our information systems, including employee training and vendor oversight, cybersecurity threats continue to evolve, and our measures may not be sufficient to prevent, detect, contain or remediate all cybersecurity incidents. The increasing availability and sophistication of artificial intelligence technologies may increase the frequency, scale and effectiveness of cyberattacks, including phishing, social-engineering, impersonation, malware and other attacks, and may increase the risk of unauthorized access to, disclosure of or misuse of our or third parties’ data. Our use of, or reliance on third-party providers that use, artificial intelligence technologies may also create additional risks relating to data privacy, confidentiality, security, accuracy, intellectual property, regulatory compliance and third-party claims. A future cybersecurity incident, including an incident involving our third-party service providers, could disrupt our operations; compromise, destroy, alter or result in unauthorized access to our systems or data; result in regulatory inquiries, legal claims, remediation costs or contractual liabilities; and materially adversely affect our business, financial condition, results of operations, cash flows or reputation.

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

We deploy multiple technical safeguards designed to protect our information systems, including firewalls, intrusion prevention and detection systems, anti-malware tools, access controls, and ongoing monitoring. These safeguards are evaluated and enhanced through regular vulnerability assessments, penetration testing and ongoing cybersecurity threat intelligence.

During calendar year 2026, we adopted internal procedures and guidelines relating to the responsible and secure use of artificial intelligence tools within the Company. In connection with these efforts, we implemented an enterprise artificial intelligence tool within our Microsoft 365 environment, which operates based on existing organizational access permissions and is intended to support AI-enabled work within the Company’s secured enterprise environment.

We maintain formal incident response and recovery plans that define our procedures for addressing cybersecurity incidents. These plans are tested, updated, and refined on a regular basis to ensure readiness.

We apply a risk-based approach to managing cybersecurity risks posed by third parties, including vendors, contract research organizations, service providers and other external users of our systems. This approach includes assessment and oversight of cybersecurity risks associated with third-party systems that, if compromised, could negatively impact our business operations.

Governance

The Audit Committee of our Board oversees our risk management process, including the management of risks from cybersecurity threats. Until August 31, 2026, our cybersecurity program was managed internally by qualified internal personnel. Effective as of September 2026, we engaged an external service provider to provide chief information officer services, including responsibility for the day-to-day administration of our cybersecurity program. The external service provider has expertise in information security and cybersecurity and supports our management of cybersecurity risks, implementation of our information security program and incident response planning. The external service provider reports to the Audit Committee on cybersecurity matters. The Audit Committee receives periodic reports and presentations addressing cybersecurity risks, recent developments, evolving standards, results of vulnerability assessments, findings from third-party and independent reviews, current threat intelligence, technological trends, and relevant developments regarding security considerations arising with respect to our peers and third parties. According to our procedures, the Audit Committee is promptly informed of any cybersecurity incident that meets established reporting thresholds and receives ongoing updates until the matter is fully resolved.

ITEM 2. PROPERTIES.

Our principal executive, manufacturing and research and development offices are located at MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, where we occupy approximately 4,389 square meters. This space facilitates operations for Pluri, Pluri Biotech, Coffeesai, Kokomodo and Cellav. In addition, Ever After Foods, a majority-held subsidiary of Pluri Biotech, occupies a separate office space located at 1 Netiv HaOr street, Haifa, Israel, comprising approximately 655 square meters. Our gross monthly rent payment for these leased facilities as of June 30, 2026, was 390,000 NIS (approximately $123,000). For fiscal year 2026, we recognized expense in the amount of $1,095,000, according to the implementation of Accounting Standards Update No. 2016-02, “Leases.”

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

As of September 9, 2026, there were 102 holders of record, and 12,344,736 of our common shares were issued and outstanding.

During the fourth quarter of fiscal year 2026, we issued an aggregate of 5,605 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

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

We are a biotechnology company leveraging our proprietary 3D cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility and operates in accordance with GMP standards on a self-declared basis. Our platform is designed to enable scalable, cost-efficient and reproducible expansion of human, plant and animal cells and supports cell-based products, services, therapeutics and related technologies across two primary application areas: (i) Human Health and Longevity and (ii) Foodtech and Bio-Farming.

Our operations are dedicated to the research, development, and manufacturing of cell-based products, as well as the commercialization of cell therapeutics and related technologies aimed at delivering innovative solutions across a range of industries, as described in detail under Item 1. “Business”.

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2026 COMPARED TO YEAR ENDED JUNE 30, 2025

Revenues

Revenues for the year ended June 30, 2026 were $1,016,000, compared to $1,336,000 for the year ended June 30, 2025. The revenues for the years ended June 30, 2026 and 2025, were primarily generated from services provided to CDMO clients for process and product development as well as additional revenues from POC collaborations in the FoodTech field. The decrease in revenues was primarily driven by a lower volume of project activity as compared to the corresponding period in fiscal year 2025.

Cost of Revenues

Cost of revenues for the year ended June 30, 2026 were $563,000, compared to $682,000 for the year ended June 30, 2025. Cost of revenues includes manufacturing costs related to our CDMO and FoodTech fields, which primary consist of materials, personnel-related and overhead costs. The decrease in cost of revenues was primarily driven by a lower volume of project activity as compared to the corresponding period in fiscal year 2025, resulting in reduced materials usage, personnel costs and allocated overhead.

Research and Development, Net

R&D, net (costs less participation by the IIA, Horizon Europe and the NIAID) increased by 17% from $12,851,000 for the year ended June 30, 2025, to $15,092,000 for the year ended June 30, 2026. The increase was mainly attributable to (1) an increase in salaries and related expenses due to foreign exchange differences and the addition of new employees following the acquisition of our subsidiary, Kokomodo, partially offset by headcount reductions as part of the implementation of a cost-reduction plan, (2) an increase in lease expenses of our facilities mainly due to Ever After Foods’ new operating facility, and (3) an increase in share-based compensation expenses related to Ever After Foods’s options granted to an Ever After Foods’s employee, partially offset by (4) a decrease in participation by NIAID and (5) a decrease in R&D expenses following POC activities in our subsidiaries.

General and Administrative

General and administrative expenses increased by 3% from $9,979,000 for the year ended June 30, 2025, to $10,299,000 for the year ended June 30, 2026. The increase was mainly attributable to (1) an increase in share-based compensation expenses related to restricted shares (“RS”), which were granted during the reporting period to consultants, as well as restricted stock units (“RSUs”) and options granted to our Chief Executive Officer (“CEO”) in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025, and to Ever After Foods’s options granted to an Ever After Foods’s employee; and (2) an increase in salaries and related expenses primarily due to foreign exchange differences and the addition of new employees following the acquisition of our subsidiary, Kokomodo, partially offset by (3) a reduction in our CEO’s salary, whereby he waived 25% of his salary from July through December 2025, and 30% of his salary between January and February 2026, as well as the implementation of a cost-reduction plan, which included a reduction in headcount, and (4) a decrease in expenses related to corporate activities, such as professional services expenses.

Other Financial Income (expenses), Net

Other financial income (expenses), net, increased from $206,000 in financial expenses for the year ended June 30, 2025 to $476,000 in financial income for the year ended June 30, 2026. The change was mainly attributable to (1) exchange rate differences expenses related to the EIB Loan following fluctuation between the U.S. dollar against the Euro, and (2) an increase in income derived from hedging transactions, partially offset by (3) a decrease from change in fair value of warrant, pre-funded warrant and Kokomodo’s simple agreement for future equity (“SAFE”) liabilities, (4) a decrease in interest income from deposits, due to lower deposit balances following withdrawals, and (5) a decrease due to exchange rate expenses on a lease liability and on deposits due to the strength of the New Israeli Shekel (“NIS”), against the U.S. Dollar.

Interest Expenses

Interest expenses increased from $873,000 for the year ended June 30, 2025, to $932,000 for the year ended June 30, 2026. Interest expenses related to our outstanding balance of the EIB Loan and all changes are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss increased from $23,250,000 for the year ended June 30, 2025, to $25,369,000 for the year ended June 30, 2026. The increase in net loss was mainly due to an increase in R&D expenses, net, and increased general and administrative expenses, as mentioned above.

We had a net loss attributed to our non-controlling interest of $1,548,000 for the year ended June 30, 2026, and $667,000 for the year ended June 30, 2025 with respect to Ever After Foods and Kokomodo.

Loss per share for the year ended June 30, 2026, was $2.44, compared to $3.56 loss per share for the year ended June 30, 2025. The decrease in the loss per share was due primarily to an increase in our weighted average number of shares outstanding which reflects the issuance of additional shares in the First Offering and the Second Offering (as defined below, see “Liquidity and Capital Resources” Section), the issuance of additional shares upon the vesting of RSUs and RS issued to directors, employees and consultants and exercise of pre-funded warrants, partially offset by an increase in the loss for the year.

Liquidity and Capital Resources

As of June 30, 2026, our total current assets were $8,730,000 and our total current liabilities were $32,719,000. On June 30, 2026, we had a working capital deficit of $23,989,000 and an accumulated deficit of $466,876,000.

As of June 30, 2025, our total current assets were $22,095,000 and our total current liabilities were $32,328,000. On June 30, 2025, we had a working capital deficit of $10,233,000 and an accumulated deficit of $443,055,000.

Our cash, cash equivalents, restricted cash and short-term bank deposits as of June 30, 2026, amounted to $7,833,000, which reflects a decrease of $13,202,000 from the $21,035,000 reported as of June 30, 2025. Our bank deposits and restricted bank deposits as of June 30, 2026, amounted to $5,293,000, which reflects a decrease of $10,304,000 from the $15,597,000 as of June 30, 2025. The cash, cash equivalents, restricted cash, bank deposits and restricted bank deposits decreased for the reasons presented below.

Net cash used for operating activities increased to $19,588,000 for the year ended June 30, 2026, from $18,211,000 in the prior year, primarily due to an increase in exchange rate, an increase in salaries following the acquisition of our subsidiary, Kokomodo, and a decrease in grants received from the IIA and NIAID contract funding, partially offset by a reduction in payments to suppliers, subcontractors, professional service providers and consultants, an increase in cash generated from services provided to CDMO clients for process and product development, and income from fees in the biopharming sector.

Investing activities provided cash in the amount of $9,903,000 for the year ended June 30, 2026, compared to cash provided in the amount of $8,026,000 for the year ended June 30, 2025. Cash provided by investing activities in the year ended June 30, 2026, consisted primarily of proceeds from short-term deposits, net of $10,518,000 and $18,000 related to proceeds from sale of property and equipment, partially offset by payments of $633,000 related to investments in property. Cash provided by investing activities in the year ended June 30, 2025, consisted primarily of proceeds from short-term deposits, net of $9,271,000 and cash related to the Kokomodo Transaction (as defined below) of $373, partially offset by payments of $1,618,000 related to investments in property and equipment.

Financing Activities

Financing activities provided cash in the amount of $7,038,000 during the year ended June 30, 2026, and $9,533,000 during the year ended June 30, 2025. The financing activities during the year ended June 30, 2026 were related to net proceeds received from the issuances of common shares and warrants, net of issuance costs related to the First Offering (as defined below), the Second Offering (as defined below), the Advance Subscription Agreement (as defined below) and the Sales Agreement (as defined below) with A.G.P (as defined below), as well as, proceeds related to the SAFE Agreements (as defined below). The financing activities during the year ended June 30, 2025 related primarily to net proceeds received from the 2025 Offering (as defined below) and the 2025 Second Offering (as defined below).

Sales Agreement

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. As of September 10, 2026, we have sold an aggregate of 354,029 common shares pursuant to the Sales Agreement at a weighted average price of $2.80 per share.

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

Securities Purchase Agreements and Share Purchase Agreement

On January 23, 2025, we entered into the Securities Purchase Agreement with a company wholly owned by Mr. Alexandre Weinstein (the “Investor”) relating to a private placement offering (the “2025 Offering”) of: (i) 1,383,948 of our common shares, par value $0.00001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”), to purchase up to 26,030 common shares, and (iii) warrants (the “Common Warrants”), to purchase up to 84,599 common shares. On April 25, 2025, we entered into an amendment to the Securities Purchase Agreement, pursuant to which we and the Investor agreed to exchange 976,139 of the common shares for additional Pre-Funded Warrants to purchase up to 976,139 common shares. The 2025 Offering price per share and accompanying warrant was $4.61. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are exercisable at any time following the receipt of certain approvals from our shareholders, which is required by the applicable rules of the Nasdaq Capital Market, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, are exercisable following the receipt of approval from our shareholders, and will be exercisable for three years following the date of receipt of such approval. Such approval for the exercise of Pre-Funded Warrants and Common Warrants was sought and obtained at our 2025 Annual Meeting on June 30, 2025. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and were subject to a 19.99% beneficial ownership limitation until the approval from our shareholders was obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties. On October 23, 2025, 1,002,169 Pre-Funded Warrants were exercised into 1,002,169 common shares of the Company, at a nominal exercise price of $0.00001 per share. The gross proceeds from the 2025 Offering were $6.5 million and we intend to use the proceeds from the 2025 Offering for working capital and general corporate purposes. The 2025 Offering closed on February 5, 2025, following the satisfaction of customary closing conditions. Pursuant to the terms of the Securities Purchase Agreement, we appointed Mr. Weinstein to our Board, effective February 5, 2025, and agreed to recommend his election to our shareholders provided that he continues to hold at least 10% of our issued and outstanding common shares.

On February 3, 2025, we entered into a Securities Purchase Agreement with Merchant Adventure Fund L.P., an existing investor of the Company, relating to a private placement offering, (the “2025 Second Offering”), of: (i) 759,219 of our common shares, par value $0.00001 per share, and (ii) warrants, to purchase up to 45,553 common shares. The 2025 Second Offering price per share and accompanying warrant is $4.61. The 2025 Second Offering warrants have an exercise price of $5.568 per share and a term of three years commencing on the date of issuance. On March 19, 2025, the 2025 Second Offering closed, and the Company received gross proceeds in the amount of $3.5 million, which it intends to use for working capital and general corporate purposes.

On March 13, 2025, we entered into a Share Purchase Agreement effective as of March 12, 2025 (the “Share Purchase Agreement”), with Chutzpah, a company wholly owned by Mr. Alexandre Weinstein, and Plantae, a corporation controlled by Mr. Weinstein (collectively, the “Seller”), pursuant to the terms of a term sheet entered into on January 23, 2025.Pursuant to the Share Purchase Agreement, on April 28, 2025, the Seller (i) sold to us 400,000 ordinary shares and 175,000 preferred seed-1 shares (the “Purchased Interest”), representing approximately 79% of the equity of Kokomodo, and (ii) transferred, assigned and conveyed in favor of the Kokomodo Purchaser a convertible loan, pursuant to the Assignment Agreement, reflecting a principal aggregate amount of $0.5 million, such transactions are collectively referred herein as the “Kokomodo Transaction”. In consideration of the sale, transfer and conveyance of the Purchased Interest, we paid the Seller an aggregate purchase price of $4.5 million, which was paid in 976,139 of our common shares. On April 28, 2025, we completed the Kokomodo Transaction. Kokomodo continues to operate as an independent company and is majority-owned by our wholly owned subsidiary, Pluri Biotech.

During the period from November 2025 through June 2026, Kokomodo entered into a series of SAFE agreements with various investors for an aggregate amount of $714,000 (the “SAFE Agreements”). Pursuant to the terms of the SAFE Agreements, in the event of an Equity Financing, which is defined in the SAFE Agreements as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE Agreements), then the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE Agreements) divided by Kokomodo Capitalization (as defined in the SAFE Agreements), or (2) the price per preferred share sold in the Equity Financing discounted by 20%. The SAFE Agreements were classified as long-term liability, accounted at fair value, with remeasurement at each reporting period.

On August 12, 2026, Ever After Foods entered into a share purchase agreement to acquire Fishway BV, a Belgium-based biotechnology company engaged in development-stage research relating to aquatic cell biology, cell lines and animal-component-free media for potential use in the cultivated protein industry. The Fishway Acquisition is intended to support Ever After Foods’ strategy by expanding complementary research capabilities and establishing a corporate presence in Europe. The Fishway Acquisition closed on August 18, 2026, and following its completion, our indirect ownership interest in Ever After Foods, held through Pluri Biotech, was reduced to approximately 58%, reflecting dilution to all Ever After Foods’ shareholders in connection with the Fishway Acquisition.

In connection with the Fishway Acquisition, Ever After Foods and certain of the holders of certain securities of Fishway BV entered into a SAFE agreement for an aggregate amount of $2,000. Pursuant to the terms of the SAFE agreement, in the event of an Equity Financing, as defined in the applicable SAFE agreement as a capital raising transaction or series of transactions, pursuant to which (i) Ever After Foods issues and sells a new series of preferred shares or ordinary shares of Ever After Foods at a fixed pre-money valuation; and (ii) at least $6,000 of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of most senior preferred shares or ordinary shares of Ever After Foods, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreement) divided by Ever After Foods Capitalization (as defined in the SAFE agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 10%.

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

On June 14, 2026, we entered into an Advance Subscription Agreement (the “Advance Subscription Agreement”), with the Purchaser. Pursuant to the Advance Subscription Agreement, the Purchaser agreed to pay the Company an advance amount of $1,250,000 (the “Advance Amount”), which was received on June 16, 2026, and will be used for working capital and general corporate purposes.

Under the Advance Subscription Agreement, the parties contemplated that the Purchaser would participate in a future financing approved by the Board and consummated on or before August 14, 2026, which date was subsequently extended by the Board to October 14, 2026 (the “New Offering”), and that, subject to the terms of such New Offering and applicable laws, the Advance Amount will be credited against the purchase price payable by the Purchaser for securities to be purchased in such New Offering. The Advance Subscription Agreement provides that the Company will not be obligated to issue any securities to the Purchaser to the extent that such issuance would not comply with applicable laws, Nasdaq rules, the Company’s organizational documents, the number of shares then authorized and available for issuance, or the scope of any shareholder approvals then in effect. If the New Offering is not consummated on or before October 14, 2026, or if all or any portion of the Advance Amount cannot be applied toward the purchase of securities by the Purchaser in the New Offering, the unapplied amount will instead be applied toward the purchase by the Purchaser of securities of the Company on terms approved by the Board, subject to applicable laws, Nasdaq rules, the Company’s organizational documents, the number of shares then authorized and available for issuance, and any required shareholder approvals then in effect. The terms of the New Offering will be negotiated by the parties and approved in accordance with the Company’s corporate approval process, including the approval of the Board.

On August 26, 2026, we entered into a securities purchase agreement (the “August SPA”) with a certain institutional investor (the “Sole Investor”) pursuant to which we sold and issued in a registered direct offering (the “Registered Direct Offering”) an aggregate of (i) 1,200,000 of our common shares and (ii) pre-funded warrants to purchase up to 1,028,940 of our common shares. Each common share was offered and sold at an offering price of $1.50 before deducting placement agent fees and other offering expenses, and each pre-funded warrant was offered and sold at an offering price of $1.49999 which is equal to the offering price per share less the $0.00001 exercise price of each pre-funded warrant, before deducting placement agent fees and other offering expenses. Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full.

Additionally, pursuant to the August SPA, we issued to the Sole Investor, in a concurrent private placement (collectively with the Registered Direct Offering, the “August Offering”), common purchase warrants to purchase one common share for each share or pre-funded warrant purchased in the Registered Direct Offering for an aggregate of 2,228,940 common shares. The common warrants will be initially exercisable six (6) months following their issuance and will be exercisable for a period of five (5) years from the initial exercise date. The exercise price of the common warrants is $1.65 per share. The August Offering closed on August 28, 2026, and the Company received gross proceeds in the amount of $3.3 million, which it intends to use for corporate development, general purposes and working capital.

Management and Board Compensation Measures

In July 2025, our CEO agreed to forgo 25% of his gross monthly salary, in the aggregate amount of NIS 148,500 for a period of six months commencing July 2025.

On October 15, 2025, the Board approved a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consisted of (i) 39,050 RSUs which were fully vested at the time of grant, and (ii) options to purchase 39,050 common shares of the Company which were fully vested at the time of grant and exercisable for a period of three years at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41,000, was reversed.

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

Effective January 4, 2026, Mr. Zami Aberman, our former Chairman of the Board’s consultancy agreement with the Company terminated, following which Mr. Aberman was entitled to receive compensation in accordance with the Company’s Directors Compensation policy.

On August 20, 2026, the Board approved a grant of 211,569 RSUs, in aggregate, to certain Board members, including the Chairman of the Board, under the Company’s Amended 2016 Equity Compensation Plan and 2019 Equity Compensation Plans, with all RSUs vesting over three years as follows: 50% of RSUs will vest quarterly during the first year from grant date, 25% of RSUs will vest quarterly during the second year from the date of grant, and 25% of RSUs will vest quarterly during the third year from the date of grant.

Finance Agreement with the EIB

In April 2020, we and our subsidiaries, Pluri Biotech and Pluristem GmbH, entered into a finance agreement with EIB, providing for the EIB Loan, a non-dilutive funding of up to €50 million, payable in three tranches. In June 2021, we received the first tranche in the amount of €20 million, which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022, and no additional funds are made available thereunder.

The €20 million loan bears annual interest at a rate of 4% and was repayable on June 1, 2026, with interest payable together with the principal. As of June 30, 2026, accrued interest amounted to approximately €4.1 million. In addition to the interest, the EIB is entitled to royalty payments, pro-rated to the amount disbursed from the EIB Loan, on the Company’s consolidated revenues from fiscal year 2024 through fiscal year 2030, at rates of up to 2.3% on consolidated revenues below $350 million, 1.2% on consolidated revenues between $350 million and $500 million, and 0.2% on consolidated revenues exceeding $500 million. As of June 30, 2026, accrued royalties amounted to $9 thousand. On April 21, 2026, we received a notice from the EIB that the EIB is reserving its rights under the finance agreement while discussions with the EIB regarding potential resolution of the EIB Loan remain ongoing. On May 28, 2026, the EIB confirmed to the Company that while the parties remain engaged in constructive discussions, and without prejudice to any of the EIB’s rights and remedies, no enforcement action was contemplated by the EIB.

On August 17, 2026, we were notified by the EIB that its relevant committee had approved, subject to certain conditions, a proposed sale of the EIB Loan not involving the Company as purchaser, on terms agreed with a third-party purchaser, who may be a related party. The completion of such sale remains subject to, among other things, execution of definitive legal documentation and completion of the EIB’s review process and other conditions. If the proposed sale is completed, the Company intends to seek to reach an arrangement with the purchaser regarding the settlement of the purchased loan, which may include the conversion of all or a portion of the outstanding loan amount into equity of the Company. Any such arrangement would be subject to negotiation with the purchaser and the receipt of all required corporate and other approvals. Until the proposed sale is finalized and any subsequent arrangement with the purchaser is agreed and approved, there can be no assurance that the EIB will continue to refrain from exercising remedies available to it under the finance agreement, that any sale of the EIB Loan will be completed, that any settlement or conversion arrangement will be entered into or consummated, or as to the timing, structure, accounting treatment or financial statement impact of any such transaction.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through June 30, 2026, total grants obtained from the IIA aggregated to approximately $28.2 million and total royalties paid and accrued amounted to $179 thousand.

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

Through June 30, 2026, we received total grants of approximately $1 million in cash from the IIA pursuant to the CRISPR-IL consortium program, and we do not expect to receive any additional funds.

On October 28, 2024, we announced that the IIA will fund our collaboration with BIRAD, to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Chimeric Switch Receptors, developed by Professor Cohen, head of laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to funding the collaboration for an initial term of one year, with an option to extend it for an additional year. During October 2025, we received an approval for an additional month to finish the program by November 30, 2025. The total approved budget for the first year was NIS 549,067 (approximately $164,000). On March 4, 2026, we received an approval from the IIA for a second year of funding. The total approved budget for the second year amounts to NIS 597,572 (approximately $178,000).

EU grants – Horizon 2020 and Horizon Europe

In September 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to the PROTO, an international collaboration led by Charité. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/II study for the treatment of mild to moderate knee osteoarthritis.

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. As of September 10, 2026, we have received a payment of approximately $449,000 in cash as part of the PROTO program.

In June 2025, the clinical study was approved by the PEI. The study is conducted at Charité together with an international consortium and under the leadership of Professor Tobias Winkler, Principal Investigator, at the Berlin Institute of Health Center of Regenerative Therapies, Julius Wolff Institute and Center for Musculoskeletal Surgery.

In November 2025, we entered into an agreement with Charité governing the execution of the Phase I study of PLX-PAD for the treatment of mild to moderate knee osteoarthritis, including provisions relating to the allocation of rights in potential joint inventions arising from the study and the licensing of study results not subject to industrial property rights, if any.

In April 2026, Kokomodo participated as a consortium member in the COCO-AI project, a Horizon Europe-funded initiative focused on advancing AI-enabled plant cell culture technologies for sustainable cocoa production. An amount of approximately €553,000 (approximately $630,000) is expected to be allocated to Kokomodo. As of September 10, 2026, Kokomodo received payment of approximately $225,000 in cash as part of the COCO-AI project.

Outlook

We have accumulated a deficit of $466,876,000 since our inception in May 2001. We do not anticipate generating significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of June 30, 2026, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $8,851,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which includes a cost-reduction plan should it be unable to raise sufficient additional capital.

Our ability to successfully carry out our business plan, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) generate revenues through commercial activities in the wellness and longevity markets, including licensing arrangements, strategics partnerships, collaboration agreements and CDMO services, (3) reach a resolution with respect to our outstanding EIB Loan, and (4) receive other sources of funding, including non-diluting sources such as grants. There is no assurance, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products, or any financing at all. If we are unable to obtain the required level of financing, our operations may need to be scaled down or discontinued.

According to management estimates, we have sufficient resources to meet our operating obligations for a period of less than three months from the issuance date of our consolidated financial statements, which was September 10, 2026. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Share-Based Compensation

Share-based compensation is considered a critical accounting policy because of the significant expenses of RSUs which were granted to our employees, directors and consultants. In fiscal year 2026, we recorded share-based compensation expenses related to options, RS and RSUs in the amount of $3,726,000.

In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), RSUs granted to employees and directors are measured at their fair value on the grant date. All RSUs granted in fiscal years 2026 and 2025 were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant. The RSUs and RS granted in fiscal year 2026 to non-employee consultants were measured at their fair value on the grant date in accordance with ASU No. 2018-07 - “Compensation Share Compensation”.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the identifiable net assets acquired. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. The evaluation may begin with a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, a quantitative test is performed, in which fair value is estimated using a discounted cash flow method based on expected future operating results. These estimates, which primarily include future cash flows, revenue growth rates and discount rates, are based on assumptions that management believes to be reasonable. However, these assumptions are inherently uncertain, and actual results may differ materially from management’s estimates. No goodwill impairment loss was recognized during fiscal year 2026.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PLURI INC. AND ITS SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pluri Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pluri Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, of changes in shareholders’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities and has an accumulated deficit as of June 30, 2026. In addition, the loan received from European Investment Bank (“EIB”) became due on June 1, 2026. As of the date of issuance of the consolidated financial statements, no definitive agreement has been executed to extend, refinance or otherwise restructure the loan, and the loan can be called for immediate repayment. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill impairment Assessment - Kokomodo Reporting Unit

As described in Note 6 to the consolidated financial statements, the Company’s goodwill balance was $3,136 thousand as of June 30, 2026, and associated with the Kokomodo reporting unit. Management conducts an impairment test as of June 30 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections for the Kokomodo reporting unit included significant judgments and assumptions relating to revenue growth rates and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Kokomodo reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Kokomodo reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and discount rate. Evaluating management’s assumptions related to the revenue growth rates and discount rate involved evaluating whether such assumptions used by management were reasonable, considering the consistency with external market and industry data. Professionals with specialized skills and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Haifa, Israel

September 10, 2026

We have served as the Company’s auditor since 2021.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2026	2025
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	2d	$3,529	$5,895
Short-term bank deposits	2e	4,275	14,718
Restricted cash	2f	29	422
Customer receivables, net	2h	87	236
Prepaid expenses and other current assets	3	810	824
Total current assets		8,730	22,095

LONG-TERM ASSETS:

Restricted bank deposits	2g	1,018	879
Severance pay fund	2r	702	610
Property and equipment, net	4	1,566	1,823
Advances for property and equipment	4	861	420
Intangible assets, net	5	2,613	2,793
Goodwill	6	3,136	3,136
Operating lease right-of-use asset	8	6,164	6,900
Other long-term assets		88	27
Total long-term assets		16,148	16,588

Total assets		$24,878	$38,683

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. Dollars in thousands (except share and per share data)

		June 30,
	Note	2026	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Trade payables		$702	$866
Accrued expenses		928	1,178
Operating lease liability	8	996	659
Accrued vacation and recuperation		911	859
Advances from customers	2h	68	148
Loan from the European Investment Bank, or EIB	9	27,431	27,289
Other accounts payable	7	1,683	1,329
Total current liabilities		32,719	32,328

LONG-TERM LIABILITIES

Accrued severance pay	2r	678	703
Operating lease liability	8	6,487	6,102
Deferred tax liabilities	17	384	415
Simple Agreement for Future Equity, or SAFE	10	794	-
Advance towards share subscription	11	1,250	-
Total long-term liabilities		9,593	7,220

COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS’ DEFICIT

Share capital:	13
Common shares, $0.00001 par value per share: authorized: 37,500,000 as of June 30, 2026 and 2025; issued and outstanding: 10,824,311 and 7,893,767 shares as of June 30, 2026 and 2025, respectively		*	*
Additional paid-in capital		443,840	436,213
Accumulated deficit		(466,876)	(443,055)
Total shareholders’ deficit		(23,036)	(6,842)
Non-controlling interests		5,602	5,977
Total deficit		(17,434)	(865)
Total liabilities and deficit		$24,878	$38,683

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. Dollars in thousands (except share and per share data)

		Year ended June 30,
	Note	2026	2025

Revenues	2h	$1,016	$1,336
Cost of revenues		(563)	(682)
Gross profit		453	654

Operating expenses:
Research and development expenses		$(15,306)	$(14,004)
Less: participation by the NIAID, the IIA (each, as defined below) and Horizon Europe		214	1,153
Research and development expenses, net	2n	(15,092)	(12,851)
General and administrative expenses		(10,299)	(9,979)

Operating loss		(24,938)	(22,176)

Other financial income (expenses), net		476	(206)
Interest expense		(932)	(873)
Total financial income (expenses), net	14	(456)	(1,079)

Loss before taxes		$(25,394)	$(23,255)

Tax benefit	17	25	5

Net loss		$(25,369)	$(23,250)
Net loss attributed to non-controlling interests		(1,548)	(667)
Net loss attributed to shareholders		(23,821)	(22,583)

Loss per share:	16
Basic and diluted loss per share		$(2.44)	$(3.56)

Weighted average number of shares used in computing basic and diluted loss per share		9,743,913	6,336,993

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’ Equity	Non- controlling	Total
	Shares	Amount			Capital	Deficit	(Deficit)	Interests	Equity
Balance as of July 1, 2024	5,408,212	$	(*	)	$420,568	$(420,472)	$96	$5,319	$5,415
Share-based compensation to employees, directors, and non-employee consultants (note 13(2))	342,388		(*	)	1,982	-	1,982	161	2,143
Issuance of common shares and warrants related to the February 2025 Offering, net of issuance costs of $420 (see note 13(1)b. and 13(1)c.)	1,167,028		(*	)	3,873	-	3,873	-	3,873
Common Warrants and Pre-Funded Warrants (defined below) reclassification to equity (see note 13(1)b.)	-		-		5,151	-	5,151	-	5,151
Issuance of common shares related to the Kokomodo Transaction (defined below), net of issuance costs of $47 (see note 13(1)d.)	976,139		(*	)	4,639	-	4,639	1,164	5,803
Net loss	-		-		-	(22,583)	(22,583)	(667)	(23,250)
Balance as of June 30, 2025	7,893,767	$	(*	)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)

(*)	Less than $1

	Shareholders’ Equity (Deficit)
	Common Shares				Additional Paid-in	Accumulated	Total Shareholders’ Equity	Non- controlling	Total
	Shares	Amount			Capital	Deficit	(Deficit)	Interests	Equity
Balance as of July 1, 2025	7,893,767	$	(*	)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)
Share-based compensation to employees, directors, and non-employee consultants (note 13(2))	642,075		(*	)	2,553	-	2,553	1,173	3,726
Issuance of common shares, the First Common Warrants and the Second Common Warrants related to the First Offering and the Second Offering (each as defined below), net of issuance costs of $6 (see note 13(1)e. and note 13(1)f.)	1,250,000		(*	)	4,994	-	4,994	-	4,994
Issuance of common shares under the Sales Agreement (as defined below) with Alliance Global Partners, or A.G.P., net of issuance costs of $59 (see note 13(1)a.)	36,300		(*	)	80	-	80	-	80
Exercise of pre-funded warrants (see note 13(1)b.)	1,002,169		(*	)	-	-	-	-	-
Net loss	-		-		-	(23,821)	(23,821)	(1,548)	(25,369)
Balance as of June 30, 2026	10,824,311	$	(*	)	$443,840	$(466,876)	$(23,036)	$5,602	$(17,434)

(*)	Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. Dollars in thousands (except share and per share amounts)

	Year ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,369)	$(23,250)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	511	316
Loss on property and equipment	13	-
Share-based compensation to employees, directors and non-employee consultants	3,726	2,143
Increase in fair value of simple agreement for future equity, or SAFE, liability	80	-
Decrease in fair value of warrant and pre-funded warrant liability	-	(556)
Decrease (increase) in customer receivable, net	149	(202)
Decrease (increase) in prepaid expenses, other current assets and other long-term assets	(47)	1
Decrease in trade payables	(77)	(235)
Increase in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	124	377
Increase (decrease) in advances from customers	(80)	105
Increase in operating lease right-of-use asset and liability, net	1,458	834
Decrease in interest receivable on short-term deposits and restricted bank deposits	27	91
Effect of exchange rate changes on cash, cash equivalents, deposits, restricted cash and restricted bank deposits	(128)	(1,055)
Increase in short-term interest payable and exchange rate differences related to the EIB loan, net	142	3,262
Decrease in accrued severance pay, net	(117)	(42)
Net cash used for operating activities	$(19,588)	$(18,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(633)	$(1,618)
Proceeds from sale of property and equipment	18	-
Proceeds from short-term deposits, net	10,518	9,271
Cash related to the Kokomodo Transaction (defined below)	-	373
Net cash provided by investing activities	$9,903	$8,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, pre-funded warrants and warrants, net of issuance costs	$5,074	$9,580
Proceeds from the advance towards share subscription	1,250	-
Issuance costs related to issuance of shares in the Kokomodo Transaction (defined below)	-	(47)
Proceeds from SAFE	714	-
Net cash provided by financing activities	$7,038	$9,533
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	27	177
Decrease in cash, cash equivalents, restricted cash and restricted bank deposits	(2,620)	(475)
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	7,196	7,671
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$4,576	$7,196
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets:
Cash and cash equivalents	3,529	5,895
Restricted cash	29	422
Long-term restricted bank deposits	1,018	879
Total cash, cash equivalents, restricted cash and restricted bank deposits	$4,576	$7,196
(a) Supplemental disclosure of non-cash activities:
Purchase of property and equipment on credit	$3	$90
The Kokomodo Transaction (defined below)	$-	$4,686
Lease liabilities arising from obtaining right-of-use assets	$250	$1,080

The accompanying notes are an integral part of the consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd., or Pluri Biotech, incorporated on January 22, 2003, under the laws of the State of Israel. Pluri Biotech has several subsidiaries, including:

-	Pluristem GmbH, or the German Subsidiary, a wholly owned subsidiary incorporated on January 10, 2020, under the laws of Germany;

-	Ever After Foods Ltd., or Ever After Foods, a majority-owned subsidiary, incorporated on November 29, 2021, under the laws of the State of Israel;

-	Coffeesai Ltd., a wholly owned subsidiary, incorporated on March 18, 2024, under the laws of the State of Israel;

-	Kokomodo Ltd., or Kokomodo, a majority-owned subsidiary incorporated on January 30, 2024, under the laws of the State of Israel; and

-	Cellav Health and Aesthetics Ltd., a wholly owned subsidiary, incorporated on November 5, 2025, under the laws of the State of Israel.

Unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with Pluri Biotech and Pluri Biotech’s above-listed subsidiaries, or, collectively, the Subsidiaries.

b.	Pluri is a biotechnology company operating in one operating segment focused on the development, manufacturing and commercialization of cell-based products and technologies. The Company’s proprietary three-dimensional cell expansion platform is supported by an in-house, industrial-scale cell manufacturing facility, and operated in accordance with Good Manufacturing Practice, or GMP, standards on a self-declared basis. Pluri utilizes its technology platform to enable scalable and cost-efficient and reproducible expansion of human, plant and animal cells and supports cell-based products, services, therapeutics and related technologies across two primary application areas: (i) Human Health and Longevity and (ii) Foodtech and Bio-Farming.

c.	The Company has incurred an accumulated deficit of approximately $466,876 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2026, the Company’s total shareholders’ deficit amounted to $23,036. During the year ended June 30, 2026, the Company incurred losses of $25,369 and its negative cash flow from operating activities was $19,588. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of June 30, 2026, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $8,851. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures and a cost-reduction plan. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) generate revenues through commercial activities in the wellness and longevity markets, including licensing arrangements, strategic partnerships, collaboration agreements and Contract Development and Manufacturing Organization, or CDMO, services, (3) reach a resolution with respect to the outstanding EIB loan (defined below), as detailed below, and (4) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. If the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company has sufficient resources to meet its operating obligations for a period of less than three months from the issuance date of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, on April 30, 2020, Pluri Inc. and its subsidiaries, Pluri Biotech and the German Subsidiary entered a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the EIB Loan. The amount received was due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the Loan. On April 21, 2026, we received a notice from the EIB that the EIB is reserving its rights under the finance agreement while discussions with the EIB regarding potential resolution of the EIB Loan remained ongoing. On May 28, 2026, the EIB confirmed to the Company that while the parties remain engaged in constructive discussions, and without prejudice to any of the EIB’s rights and remedies, no enforcement action was contemplated by the EIB.

On August 17, 2026, the Company was notified by the EIB that its relevant committee had approved, subject to certain conditions, a proposed sale of the EIB Loan to a third-party purchaser, who may be a related party. The proposed sale is subject to the execution of definitive documentation, completion of the EIB’s review process and other conditions. If completed, the Company intends to discuss with the purchaser a potential settlement of the loan, which may include conversion of all or a portion of the outstanding amount into equity of the Company. Any such arrangement would remain subject to negotiation and required corporate and other approvals. There can be no assurance that the proposed sale, any settlement or conversion arrangement, or any related transaction will be completed, or as to its timing, terms, structure, accounting treatment or financial statement impact. Until a transaction is finalized, the EIB may exercise remedies available under the finance agreement, including enforcement of immediate repayment of the EIB Loan. As of June 30, 2026, the linked principal and interest accrued balance was $27,431 and is presented among short-term liabilities (see note 9).

d.	Kokomodo Transaction

On January 23, 2025, the Company entered into a binding term sheet, or the Term Sheet for the purchase of certain shares representing approximately 79% of the equity of Kokomodo, an Israeli company, for an aggregate purchase price of $4,500 (on Term Sheet date), payable in common shares of the Company set in an amount equal to 976,139 common shares, or the Consideration Shares. Following the execution of the Term Sheet, on March 13, 2025, Pluri Inc. and the Pluri Biotech, or collectively, the Purchaser, entered into a Share Purchase Agreement, or the Share Purchase Agreement, effective as of March 12, 2025, with Chutzpah Holdings Limited, or Chutzpah, a company wholly owned by Mr. Alejandro Weinstein and Plantae Bioscience Ltd., or Plantae, a corporation controlled by Mr. Weinstein, or collectively, the Seller. The Share Purchase Agreement was entered into in accordance with the terms and conditions set forth in the Term Sheet for the consummation of the Kokomodo Transaction (as defined below), pursuant to which the Seller agreed to (i) sell to the Purchaser 400,000 ordinary shares and 175,000 preferred seed-1 shares, representing approximately 79% of the equity of Kokomodo, or the Purchased Shares, and (ii) transfer, assign and convey in favor of the Purchaser a convertible loan, pursuant to an assignment and assumption agreement, reflecting a principal aggregate amount of $500 which together with the Purchased Shares, the Purchased Interests and such transactions are herein referred to as the Kokomodo Transaction.

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

On April 28, 2025, the Company announced the completion of the Kokomodo Transaction, acquiring approximately 79% of the equity in Kokomodo, for an aggregate purchase price of $4,639, net of issuance costs of $47, payable in 976,139 common shares of the Company. As a result, the Company’s capital consideration is $5,803, of which $1,164 is attributed to non-controlling interests, or NCIs.

The Company accounted for the transaction in accordance with Accounting Standard Codification, or ASC, 805, “Business Combinations”.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

The financial results of the Kokomodo Transaction are included in the Company’s consolidated financial statements from the relevant acquisition date. The results from the acquisition individually and in the aggregate were not material to the Company’s consolidated financial statements. The Company recorded $2,823 of identifiable intangible assets based on their estimated fair values, and $3,136 of residual goodwill, from the acquisition.

The intangible assets acquired are divided into two identified assets: (1) cocoa cell growth and application platform, and (2) the ability to develop additional applications. The estimated useful life of the cocoa cell growth and application platform and the ability to develop additional applications is fifteen years and six years, respectively (see note 5).

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed as of April 28,2025:

Cash and Cash equivalents	$373
Other current assets	13
Property and equipment, net	72
Intangible assets	2,823
Total assets acquired	$3,281

Trade payables	$51
Other accounts payable	96
Deferred tax liabilities	420
Total liabilities assumed	$567

Total assets acquired and liabilities assumed, net	2,714
Goodwill	3,136

Non-controlling interest	(1,164)
Total purchase price (*)	$4,686

(*)	Issuance costs related to the Kokomodo Transaction amounted to $47.

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair value	Amortization period (Years)
Cocoa cell growth and application platform	$2,685	15
Ability to develop additional applications (*)	138	6
Total intangible assets	$2,823

(*)	Not yet amortized.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the United States Generally Accepted Accounting Principles, or U.S. GAAP.

a.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, percentage of completion in revenue recognition, allocation of the purchase consideration in connection with the Kokomodo Transaction, impairment of goodwill and intangible assets, valuation of share-based compensation and forfeiture rate, valuation of warrants, valuation of SAFE agreements and determining the valuation of the incremental borrowing rate of the lease and terms of leases. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

b.	Functional currency

The U.S. dollar is the primary currency of the economic environment in which the Company and the Subsidiaries operate. Thus, the U.S. dollar is the Company’s functional and reporting currency. Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the consolidated statements of operations as other financial income or expenses, as appropriate.

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

e.	Short-term bank deposits

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term bank deposit. Deposits are presented at their cost which approximates market values including accrued interest. Interest on deposits is recorded as other financial income.

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

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, or ASC 606, and all the related amendments, when a performance obligation is a promise to provide a distinct service or a series of distinct services. Services that are not distinct are bundled with other services in the contract until a bundle of services that are distinct are created. A service promised to a customer is distinct if the customer can benefit from the service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the service to the customer is separately identifiable from other promises in the contract.

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

The Company derives its revenues mainly from services provided to CDMO clients and revenues related to a proof-of-concept, or POC, collaboration with a leading international agriculture corporation in the biopharming field. As such, the Company contracts with its customers, may contain the following main performance obligations: (i) training cell manufacturing staff for GMP, and of non-GMP; (ii) quality assurance and quality control tests; (iii) performing engineering runs and clinical batches; (iv) protocol development; and (v) evaluation and analysis of results. The Company evaluates each performance obligation to determine if it is satisfied at a point in time or over time.

For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price, or SSP, for each performance obligation. The Company uses its judgment in determining the SSP for its performance obligations. When determining SSP, the Company maximizes the use of observable standalone sales and observable data, where available.

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

Customer receivables, net

Customer receivables, net of allowance for credit losses, as of June 30, 2026, and 2025, amounted to $87 and $236, respectively. The Company records customer receivables when an enforceable right to payment exists, net of allowance for credit losses. The Company’s expected credit loss allowance methodology for customer receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s consolidated statements of operations. As of June 30, 2026, and 2025, the credit loss allowance was $44 and $0, respectively.

Advances from customers

The Company records advances from customers when cash payments from customers are received in advance of the Company’s performance obligations to provide services. As of June 30, 2026, and 2025, the Company received upfront payments in a total of $68 and $148, respectively, from customers which are expected to be recognized as revenue once the service has been performed. The Company expects to satisfy its performance obligations associated with advances from customers within one year or less. The Company selected the short-term contract practical expedient for the remaining performance obligations, as the Company’s contracts have an original expected duration of less than one year.

During the years ended June 30, 2026, and 2025, the Company recognized $148 and $43 that were included in the advances from customers balance on June 30, 2025, and 2024, respectively.

i.	Cost of revenues

Cost of revenues is comprised of manufacturing costs related to the Company’s CDMO and biofarming businesses, which primarily consist of materials, personnel-related and overhead costs.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets (asset group) to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal years 2026 and 2025, no impairment losses were recorded.

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

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Share Compensation”, which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company estimates the fair value of share options granted using the Black-Scholes option-pricing model. The Company accounts for employees’, officers’ and consultants’ share-based payment awards classified as equity awards, such as restricted share units, or RSUs, and restricted shares, or RS, using the grant-date fair value. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

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

n.	Research and development expenses, POC activities, royalty bearing grants and non-royalty bearing grants

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries and other employee benefits, share-based compensation expenses, subcontractors and materials used for research and development activities, including clinical trials, manufacturing costs and professional services. All costs associated with research and development are expensed as incurred.

Grants received from the Israel Innovation Authority, or the IIA, are recognized when the grant becomes receivable, provided there was reasonable assurance that the Company will comply with the conditions attached to the grant and there was reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred (see also note 12b).

During fiscal years 2026 and 2025, the Company also received (in cash) non-royalty bearing grants from the European Union research and development consortiums, under Horizon 2020, Horizon Europe, U.S. National Institute of Allergy and Infectious Diseases, or the NIAID, and from the IIA, under the CRISPR-IL consortium and Placental Mucosal Associated Invariant T, or MAIT and European Institute of Innovation and Technology EIT Proof-of-Concept Co-Financing Instrument, or EIT, in the aggregate amount of approximately $611 and $1,613, for the years ended June 30, 2026, and 2025, respectively. The non-royalty bearing grants for funding the projects are recognized at the time the Company is entitled to each such grant based on the related costs incurred and recorded as a deduction from research and development expenses.

During fiscal year 2026, the Company also received (in cash) proceeds from POC collaborations activities. These collaborations are structured around initial, partner-funded POCs or pilot programs, designed to assess the application of the Company’s technologies in cultivated meat, cacao, coffee, and cell-based skincare. The proceeds are deducted from the research and development expenses as the applicable costs are incurred.

Research and development expenses, net for the years ended June 30, 2026, and 2025 include participation in research and development expenses in the amount of approximately $214 and $1,153, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

o.	Loss per share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year, including equity classified pre-funded warrants and unexercised vested options with no par value exercise price. All outstanding share options, unvested RSUs, RS and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented (see also note 16).

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

Severance expenses for the years ended June 30, 2026, and 2025 were $680 and $663, respectively.

s.	Derivative financial instruments

The Company accounts for derivatives and hedging based on ASC 815, “Derivatives and hedging”, as amended and related interpretations, or ASC 815, which requires the Company to recognize all derivatives on the balance sheet at fair value.

If a derivative does not meet the definition of a hedging instrument, the changes in fair value are included in earnings. Cash flows related to Company’s current hedging are classified as operating activities. The Company enters into option and forward contracts in order to limit the exposure to exchange rate fluctuation associated with expenses mainly incurred in NIS and its loan from the EIB that is linked to the Euro. Since the derivative instruments that the Company holds do not meet the definition of hedging instruments under ASC 815, any gain or loss derived from such instruments is recognized immediately as “Other financial income (expenses), net”.

The Company measured the fair value of the contracts in accordance with ASC 820, “Fair Value Measurement”, or ASC 820. Foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The net income (losses) from derivatives instruments recognized in “Other financial income (expenses), net” during the years ended June 30, 2026, and 2025 were $346 and $251, respectively (see note 14).

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

The Company measured its foreign currency derivative contracts at fair value using Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see note 2s).

The Company measures its liability pursuant to the Finance Contract based on the aggregate outstanding amount of the combined principal and accrued interest thereunder (see note 9).

The Company measures its liability for Pre-Funded Warrants and Common Warrants (defined below) at fair value using Level 3 unobservable inputs, in accordance with the fair value hierarchy defined in ASC 820 (see note 2v and 14).

In addition, the Company holds a SAFE instrument, which is classified within Level 3 of the fair value hierarchy (see note 10).

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

v.	Common Warrants and Pre-funded Warrants

The Company accounts for warrants and pre-funded warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether warrants and pre-funded warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 480, and meet all of the requirements for equity classification, including whether warrants and pre-funded warrants are indexed to the Company’s own common stock and whether warrants and pre-funded warrants holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among all other classification conditions pursuant to ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. This assessment is conducted at the time of the warrants and pre-funded warrants issuance and in any change in circumstances that could affect the classification. Warrants and pre-funded warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. During year ended June 30, 2025, the liability-classified Common Warrants and Pre-Funded Warrants (defined below) were recorded under liabilities. As of June 30, 2025, these instruments were reclassified to equity, following the removal of the 19.99% beneficial ownership limitation upon obtaining the Shareholder Approval (defined below). The Shareholder Approval was obtained at the Company’s annual meeting of shareholders held on June 30, 2025. Changes in the estimated fair value of the Common Warrants and Pre-Funded Warrants are recognized in “Other Financial income (expenses), net” in the consolidated statements of operations (see also note 14).

w.	Segment information

Following the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2023-07 - “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures”, the Company is required to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or the CODM. As a single reportable segment entity, the Company’s segment performance measure is consolidated net loss. The Company’s CODM, the CEO, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. The Company’s CODM uses consolidated net loss information to assess performance and utilizes this information in allocating resources and in assessing performance by monitoring budget versus actual results (see also note 15).

x.	New Accounting Pronouncements

i.	Recently adopted accounting pronouncements

ASU No. 2023-09 - “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, or ASU 2023-09:

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company implemented the new income tax disclosures prospectively. The implementation of ASU 2023-09 affected disclosures only and had no impact on the Company’s consolidated statements of operations (see note 17).

ii.	Recently issued accounting pronouncements, not yet adopted

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

ASU No. 2025-10 - “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”, or ASU 2025-10:

In December 2025, the FASB issued ASU 2025-10, which establishes authoritative guidance in U.S. GAAP about accounting for government grants received by business entities, and clarifies the appropriate accounting in an effort to reduce diversity in practice, and increase consistency of application across business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption can be applied either in a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

ASU No. 2025-11 - “Interim Reporting (Topic 270): Narrow-Scope Improvements”, or ASU 2025-11:

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

y.	Comprehensive loss

For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

z.	Loss contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450, “Contingencies”. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026 and 2025, no accruals for loss contingencies were recorded by the Company.

NOTE 3: - PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,
	2026	2025
Prepaid expenses	$678	$235
Value Added Tax, or VAT, receivable	73	290
Accounts receivable from NIAID	-	84
Accounts receivable from the IIA	23	104
Derivative financial instruments	-	103
Other receivables	36	8
Total	$810	$824

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 4: - PROPERTY AND EQUIPMENT, NET

	June 30,
	2026	2025
Cost:
Laboratory equipment	$8,081	$8,126
Computers and peripheral equipment	1,912	1,800
Office furniture and equipment	711	711
Leasehold improvements	9,175	9,172
Total cost	19,879	19,809
Accumulated depreciation:
Laboratory equipment	6,984	6,794
Computers and peripheral equipment	1,797	1,725
Office furniture and equipment	687	684
Leasehold improvements	8,845	8,783
Total accumulated depreciation	18,313	17,986
Property and equipment, net	$1,566	$1,823

Depreciation expenses amounted to $331 and $286 for the years ended June 30, 2026 and 2025, respectively.

During the years ended June 30, 2026 and 2025, the Company made an advance payment in the amounts of $441 and $420, respectively, related to property, plant and equipment, which was classified as other long-term assets as of the balance sheet date.

All of the Company’s property and equipment is located in Israel.

NOTE 5: - INTANGIBLE ASSETS, NET

	June 30,
	2026	2025
Cost:
Cocoa cell growth and application platform	$2,685	$2,685
Ability to develop additional applications	138	138
Total cost	2,823	2,823
Accumulated amortization:
Cocoa cell growth and application platform	210	30
Ability to develop additional applications	-	-
Total accumulated amortization	210	30
Intangible assets, net	$2,613	$2,793

Amortization expenses amounted to $180 and $30 for the years ended June 30, 2026 and 2025, respectively (see also note 1d).

During fiscal years 2026 and 2025, no impairment losses were recorded.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 6: - GOODWILL

The Company recorded goodwill in the amount of $3,136 from the Kokomodo Transaction. The goodwill balance was allocated in its entirety to the Kokomodo reporting unit.

Management conducts an annual goodwill impairment test as of June 30, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. As of June 30, 2026, the Company estimated the fair value of the Kokomodo reporting unit using an income approach, specifically a discounted cash flow method, as part of its annual goodwill impairment test. The discounted cash flow analysis was based on management’s estimates and significant assumptions relating to revenue growth rates and the discount rate. The revenue growth rates reflected management’s expectations regarding the future performance of the Kokomodo reporting unit, considering relevant industry and market conditions. The discount rate was based on the weighted average cost of capital and reflected relevant country-specific and business-specific risks.

Based on this quantitative analysis, management concluded that the fair value of the Kokomodo reporting unit exceeded its carrying amount and, accordingly, no goodwill impairment charge was recorded during the year ended June 30, 2026.

As of June 30, 2025, the Company determined that no events occurred, or circumstances changed from April 28, 2025, through June 30, 2025, that would more likely than not reduce the fair value of the reporting unit below it carrying amount.

NOTE 7: - OTHER ACCOUNTS PAYABLE

	June 30,
	2026	2025
Accrued payroll	$569	$581
Payroll institutions	558	541
Grants received in advance	547	193
Other accounts payable	9	14
Total	$1,683	$1,329

NOTE 8: - LEASES

Towards the termination of the previous facility operating lease agreement, the Company signed, in December 2021, an addendum to its facility operating lease agreement with the lessor, which extended the lease period to December 2026. In addition, the Company had the option to extend the term of the lease for an additional period of five years until December 2031. In January 2026, the Company entered into an addendum to its facility operating lease agreement with the lessor, or the Lease Addendum, pursuant to which the Company exercised its option to extend the lease term through December 2031. The Company exercised the option one year earlier than scheduled, while all other terms and conditions remained unchanged. In consideration for exercising the option, the Company received a waiver of lease payments for a three-month period that commenced on January 1, 2026, which waiver will remain effective on the condition that the Company will lease the facility until December 2031.

The Company determined that the Lease Addendum and the related waiver of lease payments qualified as a lease modification under ASC 842-10-25-8, effective January 1, 2026, or the Modification Date. Accordingly, the lease liability was remeasured as of the Modification Date based on the present value of the revised lease payments over the remaining lease term, discounted using the Company’s incremental borrowing rate based on the information available at the lease Modification Date. The total modification resulted in a reduction of $147 to the right-of-use asset and lease liability, with an additional reduction of $136 in the right-of-use asset recognized in other financial income (expenses), net, resulting from the remeasurement of the right-of-use asset based on the exchange rate as of the Modification Date.

The monthly lease payments following the modification are approximately NIS 335,000 (or $106), which are linked to the consumer price index and will increase by 10% during the additional lease term. In addition, the Company has operating leases for vehicles that expire through fiscal year 2028.

In addition, in October 2024, Ever After Foods signed a facility operating lease agreement with a lessor. The lease period began on March 1, 2025, for a term of five years until February 28, 2030. Ever After Foods has the option to terminate the lease after a period of 36 months or to extend the term of the lease for an additional period of five years. The average monthly lease payment, including the extension option, is approximately NIS 55,000 (or $17), which is linked to the consumer price index. The monthly lease payments will increase by 5% in the event that Ever After Foods exercises its extension option. In addition, Ever After Foods has operating leases for vehicles that expire through fiscal year 2029.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - LEASES (CONT.)

Below is a summary of the Company’s operating ROU assets and operating lease liabilities:

	June 30,
	2026	2025
Operating ROU assets	$6,164	$6,900

Operating lease liabilities, current	996	659
Operating lease liabilities long-term	6,487	6,102
Total operating lease liabilities	$7,483	$6,761

Maturities of operating lease liabilities as of June 30, 2026 are as follows:

June 30, 2026
2027	$1,844
2028	1,897
2029	1,754
2030	1,726
2031 and thereafter	3,385
Total undiscounted lease payments	$10,606
Less: interest	(3,123)
Present value of lease liabilities	$7,483

All of the leased facilities are located in Israel.

The components of lease expense and supplemental cash flow information related to leases for the years ended June 30, 2026 and 2025 are as follows:

	Year ended June 30,
	2026	2025
Components of lease expense
Fixed payments and variable payments that depend on an index or rate	$1,373	$1,321
Sublease income	$37	$30
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$1,328	$1,224

As of June 30, 2026, the weighted average remaining lease term is 5.3 years, and the weighted average discount rate is 13%. As of June 30, 2025, the weighted average remaining lease term is 6.4 years, and the weighted average discount rate is 9%. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.

As of June 30, 2026, the weighted average remaining lease term for Ever After Foods was 8.1 years, and the discount rate was 14%. As of June 30, 2025, the remaining lease term for Ever After Foods was 9.7 years, and the discount rate was 14%. The discount rate was determined based on the estimated collateralized borrowing rate of Ever After Foods, adjusted to the specific lease term and location of each lease.

For vehicles, the lease period is usually 3 years.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 9: - LOAN FROM THE EIB

In April 2020, Pluri Inc. and its subsidiaries, Pluri Biotech and the German Subsidiary entered into the Finance Contract with the EIB, pursuant to which it may obtain a loan of up to €50 million, subject to the achievement of certain milestones. Such EIB Loan is structured to be disbursed in three tranches over a 36-month period from the date of the agreement: the first tranche of €20 million, the second tranche of €18 million, and the third tranche of €12 million.

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

In addition to any interest payable on the EIB Loan, the EIB is entitled to receive royalties from future revenues for a period of seven years, starting at the beginning of fiscal year 2024 and continuing up to and including its fiscal year 2030. The royalty amounts range from 0.2% to 2.3% of the Company’s consolidated revenues and is pro-rated to the amount disbursed under the loan. As of June 30, 2026 and 2025, the Company had an accrued royalty in the amount of $9 and $12, respectively.

During June 2021, Pluri received the first tranche in an amount of €20 million of the Finance Contract and does not expect to receive additional funds, since the 36-month period of the Finance Contract has ended. The amount received was due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the EIB Loan. As of June 30, 2026, the linked principal balance in the amount of $22,797 and the interest accrued in the amount of $4,634 are presented among short-term liabilities.

The Finance Contract also contains certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. On April 21, 2026, we received a notice from the EIB that the EIB is reserving its rights under the finance agreement while discussions with the EIB regarding potential resolution of the EIB Loan remained ongoing. On May 28, 2026, the EIB confirmed to the Company that while the parties remain engaged in constructive discussions, and without prejudice to any of the EIB’s rights and remedies, no enforcement action was contemplated by the EIB.

On August 17, 2026, the EIB notified the Company that its relevant committee had approved, subject to certain conditions, a proposed sale of the EIB Loan to a third-party purchaser, who may be a related party. The proposed sale is subject to the execution of definitive documentation, completion of the EIB’s review process and other conditions. If completed, the Company intends to discuss with the purchaser a potential settlement of the loan, which may include conversion of all or a portion of the outstanding amount into equity of the Company. Any such arrangement would remain subject to negotiation and required corporate and other approvals. There can be no assurance that the proposed sale, any settlement or conversion arrangement, or any related transaction will be completed, or as to its timing, terms, structure, accounting treatment or financial statement impact. Until a transaction is finalized, the EIB may exercise remedies available under the finance agreement.

NOTE 10: - SAFE

During the period from November 2025 through June 2026, Kokomodo entered into a series of SAFE agreements with various investors for an aggregate amount of $714. Pursuant to the terms of the SAFE agreements, in the event of an Equity Financing, as defined in the applicable SAFE agreements as a capital raising transaction or series of transactions, pursuant to which (i) Kokomodo issues and sells a new series of preferred shares of Kokomodo at a fixed pre-money valuation; and (ii) at least 25% of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of most senior preferred shares of Kokomodo, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreements) divided by Kokomodo Capitalization (as defined in the SAFE agreements), or (2) the price per preferred share sold in the Equity Financing discounted by 20%.

As of June 30, 2026, the fair values of the SAFE agreements were estimated at $794. The fair value of the SAFE agreements were estimated using a probability weighted scenario analysis using the Black-Scholes option pricing model, using an expected volatility of 64.69%, a risk-free rate of 4.19%, and a contractual term of 5 years. The SAFE was classified as a long-term liability, accounted at fair value, with remeasurement at each reporting period (see note 2u). Changes in the estimated fair value of the SAFE agreements amounted to $80 and are recognized in “Other Financial income (expenses), net” in the consolidated statements of operations (see also note 14). The SAFE instrument, is classified within Level 3 of the fair value hierarchy (see note 2u).

SAFE
SAFE balance at the beginning of year	$-
Initial fair value recognition	714
Fair value adjustments	80
Balance as of June 30, 2026	$794

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 11: - ADVANCE TOWARDS SHARE SUBSCRIPTION

On June 14, 2026, the Company entered into an Advance Subscription Agreement, or the Advance Subscription, with Chutzpah Holdings LP, or the Purchaser, pursuant to which the Purchaser advanced $1,250 to the Company. The funds were received on June 16, 2026.

Under the Advance Subscription, the advance was intended to be applied towards the Purchaser’s participation in a future financing transaction, subject to the approval of the Board and the consummation of such financing by August 14, 2026, which date was subsequently extended by the Company’s Board to October 14, 2026. In the event that the contemplated financing transaction is not completed on or before October 14, 2026, or if all or a portion of the advance cannot be applied toward the purchase of securities in such financing, the advance amount is expected to be applied toward the purchase of securities in a subsequent financing transaction, subject to the approval of the Board and compliance with applicable corporate and regulatory requirements.

As of June 30, 2026, the advance towards share subscription in the amount of $1,250 was classified as a long term liability.

NOTE 12: - COMMITMENTS AND CONTINGENCIES

a.	As of June 30, 2026, an amount of $1,047 of cash and deposits was pledged by Pluri Biotech to secure its credit line, lease agreement and bank guarantees and by Ever After Foods to secure its lease agreement.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the Israel Innovation Authority, or IIA, are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. In the absence of such sales, no payment is required. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR, applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of June 30, 2026, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,021, not including SOFR interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% of the Company’s revenues in the region for a five-year period, beginning in the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	For information regarding royalties to the EIB, see note 9.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY

(1)	a.

On February 13, 2024, the Company entered into an At-The-Market Sales Agreement, or the Sales Agreement, with A.G.P., which provides that upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000, through A.G.P., acting as sales agent. As of June 30, 2026, the Company sold 79,029 common shares under the Sales Agreement at a weighted average price of $4.97 per share.

In July 2026, subsequent to the balance sheet date, the Company sold 275,000 common shares under the Sales Agreement at a price of $2.17 per share, net of $51 of issuance expenses.

b.

On January 23, 2025, the Company entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, with a company wholly owned by Mr. Weinstein, or the Investor, relating to a private placement offering, or the February 2025 Offering of: (i) 1,383,948 common shares of the Company, (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 26,030 common shares, and (iii) warrants, or the Common Warrants, to purchase up to 84,599 common shares. The Offering price per share and accompanying warrant was $4.61. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are exercisable at any time following the receipt of certain approvals from the Company’s shareholders, or the Shareholder Approval, and until exercised in full. The Common Warrants have an exercise price of $5.568 per share, and are exercisable at any time following the receipt of Shareholder Approval until three years following the date of the receipt of the Shareholder Approval. The Shareholder Approval was obtained at the Company’s annual meeting of shareholders held on June 30, 2025. The Pre-Funded Warrants and Common Warrants contain customary anti-dilution provisions and were subject to a 19.99% beneficial ownership limitation until the Shareholder Approval was obtained. The Securities Purchase Agreement contains customary representations and warranties and agreements, as well as customary indemnification rights and obligations of the parties.

Under the terms of the Securities Purchase Agreement, the Company appointed Mr. Weinstein to the Company’s Board of Directors, or the Board, effective upon the closing of the Offering, and agreed to continue to recommend his election to its shareholders provided the Investor continues to hold at least 10% of the Company’s issued and outstanding common shares.

The February 2025 Offering closed on February 5, 2025, and the gross proceeds to the Company were $6,500, net of $420 of issuance expenses.

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

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

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

On October 23, 2025, 1,002,169 Pre-Funded Warrants were exercised into 1,002,169 common shares of the Company, at a nominal exercise price of $0.00001 per share. Following the exercise of the Pre-Funded Warrants, there were no outstanding Pre-Funded Warrants as of June 30, 2026.

c.

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

The Second Offering closed on March 19, 2025, and the gross proceeds to the Company were $3,500.

d.	As to the Kokomodo Transaction, see note 1d.

e.	On December 8, 2025, the Company entered into a Securities Purchase Agreement, or the First Securities Purchase Agreement, with Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Weinstein, relating to a private placement offering, or the First Offering, of: (i) 625,000 common shares of the Company, and (ii) warrants, or the First Common Warrants, to purchase up to 625,000 common shares. The First Offering price per share and accompanying First Common Warrant was $4.00. The First Common Warrants were exercisable as of their issuance date with an exercise price of $4.25 per share and were exercisable until June 30, 2026, upon which date such warrants expired unexercised. The First Offering closed on December 30, 2025, and the gross proceeds to the Company were $2,500, net of $3 of issuance expenses.

f.	On March 25, 2026, the Company entered into an additional Securities Purchase Agreement, or the Second Securities Purchase Agreement, effective as of March 24, 2026, with Chutzpah Holdings LP, or the Second Offering, of: (i) 625,000 common shares of the Company, and (ii) warrants, or the Second Common Warrants, to purchase up to 625,000 common shares. The Second Offering price per share and accompanying Second Common Warrant was $4.00. The Second Common Warrants have an exercise price of $4.25 per share and are exercisable commencing on their issuance date until the eighteen-month anniversary of such issuance. The Second Offering closed in two installments: 50% closed on March 31, 2026, and the remaining 50% closed on April 21, 2026, each generating gross proceeds of $1,250, net of total $3 of issuance expenses.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

(2)	Share options and RSUs to employees, directors and consultants:

Pluri adopted the 2016 Equity Compensation Plan (which was amended and restated on June 30, 2025), or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans.

Under the Plans, share options, RS and RSUs may be granted to the Company’s officers, directors, employees and consultants or the officers, directors, employees and consultants of the Subsidiaries.

As of June 30, 2026, 1,408,930 common shares are available for future grants under the Plans.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Year ended June 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	17,475	$5.80	4.87	$42
Share options forfeited	(6,720)	$5.10	-	-
Share options outstanding at end of the period	10,755	$6.23	4.23	$24
Share options vested and exercisable at the end of the period	10,755	$6.23	4.23	$24

	Year ended June 30, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	10,755	$6.23	4.23	$24
Share options exercised	(1,375)	$-	-	6
Share options outstanding at end of the period	9,380	$7.14	3.46	$7
Share options vested and exercisable at the end of the period	9,380	$7.14	3.46	$7

Compensation expenses recorded in general and administrative expenses related to options granted to non-employee consultants by Pluri Inc. and Pluri Biotech for the years ended June 30, 2026 and 2025 were $0 and $2, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to CEO and to Former Directors:

A summary of the share options granted to CEO and to a former directors under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Year ended June 30, 2025
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	2.42
Share options outstanding at the end of the period	240,291	$14.82	1.42
Share options vested and exercisable at the end of the period	240,291	$14.82	1.42

	Year ended June 30, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	240,291	$14.82	1.42
Share options granted	39,050	$5.00	2.29
Share options expired	(114,676)	$15.24	-
Share options outstanding at the end of the period	164,665	$12.20	1.02
Share options vested and exercisable at the end of the period	164,665	$12.20	1.02

Compensation expenses recorded in general and administrative expenses related to options granted to the CEO (as detailed below) by Pluri Inc. and Pluri Biotech for the years ended June 30, 2026 and 2025 were $83 and $0, respectively.

As of June 30, 2026, the aggregate intrinsic value of these options was $0.

The fair value of the service-based share option grants was estimated on the grant date using a Black-Scholes option-pricing model. The weighted average grant date fair value of share options granted during fiscal year 2026 was $2.13 per option. No share options were granted during fiscal year 2025.

The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions:

2026
Underlying value of common shares ($)	4.39
Exercise price ($)	5.00
Expected volatility (%)	76.40
Expected terms of the option (years)	3
Risk-free interest rate (%)	3.52
Expected dividend yield (%)	0

On October 15, 2025, the Board approved a grant of equity awards to the Company’s CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consisted of (i) 39,050 RSUs which were fully vested as of the date of grant, and (ii) options to purchase 39,050 common shares of the Company which were fully vested as of the date of grant and exercisable for a period of three years, at an exercise price of $5.00 per share. As the performance objectives for fiscal year 2025 were satisfied through share-based awards rather than cash compensation, the provision previously recorded in the amount of approximately $41, was reversed.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and Pluri Biotech, for the years ended June 30, 2026 and 2025:

	Year ended June 30,
	2026	2025
	Number
Unvested at the beginning of period	634,763	353,134
Granted	130,313	618,515
Forfeited	(53,105)	(29,018)
Vested	(441,769)	(307,868)
Unvested at the end of the period	270,202	634,763
Expected to vest after the end of period	251,014	583,844

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and Pluri Biotech are approximately $362 to be recognized by the end of September 2028.

On December 4, 2025, the Board approved a grant of 10,248 RSUs, in aggregate, to the CEO and the Chief Financial Officer and an aggregate of 2,885 RSUs to Board members in lieu of cash compensation under the Company’s 2019 Equity Compensation Plan, with all RSUs vesting in equal monthly installments over three months.

On August 20, 2026, subsequent to the balance sheet date, the Board approved a grant of 211,569 RSUs, in aggregate, to certain Board members, including the Chairman of the Board, under the Company’s 2016 and 2019 Equity Compensation Plans, with all RSUs vesting over three-year as follows: 50% of RSUs will vest quarterly during the first year from grant date, 25% of RSUs will vest quarterly during the second year from the date of grant, and 25% of RSUs will vest quarterly during the third year from the date of grant.

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech for the years ended June 30, 2026 and 2025:

	Year ended June 30,
	2026	2025
	Number
Unvested at the beginning of period	24,551	4,802
Granted	205,941	54,269
Forfeited	(9,811)	-
Vested	(198,931)	(34,520)
Unvested at the end of the period	21,750	24,551
Expected to vest after the end of period	21,750	24,551

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and Pluri Biotech are approximately $488 to be recognized by the end of May 2028.

All RSUs and RS to employees, directors and consultants granted during fiscal 2026 and 2025 were granted for no consideration. Therefore, their fair value was equal to the share price at the date of grant.

The fair value of all RSUs and RS were determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSU and RS granted during fiscal years 2026 and 2025 was $4.38 and $4.49 per share, respectively.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

Total compensation expenses related to RSUs and RS granted by Pluri Inc. and Pluri Biotech were recorded as follows:

	Year ended June 30,
	2026	2025
Research and development expenses	$345	$463
General and administrative expenses	1,689	1,517
	$2,034	$1,980

During the year ended June 30, 2026, compensation expenses related to RS granted to a consultant were recorded in prepaid expenses and other current assets and in other long-term assets, were $371 and $65, respectively.

e.	Summary of the Company’s warrants and options:

	June 30, 2026
Warrants / Options	Weighted average exercise price per share	Options and warrants for common shares	Options and warrants exercisable for common shares	Weighted average remaining contractual terms (in years)
Warrants:	$8.24	214,783	214,783	0.13
	$8.40	110,940	110,940	0.06
	$5.57	84,599	84,599	2.00
	$5.57	45,553	45,553	1.72
	$4.25	312,500	312,500	1.25
	$4.25	312,500	312,500	1.31
Total warrants		1,080,875	1,080,875

Options:	$7.14	9,380	9,380	3.46
	$8.96	20,927	20,927	0.15
	$12.48	31,250	31,250	0.25
	$16.64	31,250	31,250	0.25
	$20.80	31,250	31,250	0.25
	$6.08	10,938	10,938	4.73
	$5.00	39,050	39,050	2.29
Total options		174,045	174,045
Total Warrants and Options		1,254,920	1,254,920

This summary does not include 291,952 RSUs and RS that are not vested as of June 30, 2026.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 13: - SHAREHOLDERS’ EQUITY (CONT.)

(3)	Nasdaq Deficiency Letter:

On July 7, 2026, subsequent to the balance sheet date, the Company received a notice, or the Notice, from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum of $35,000 in market value of listed securities, or MVLS, for continued listing on The Nasdaq Capital Market, or the MVLS Requirement, nor is it in compliance with either of the alternative listing standards, including having stockholders’ equity of at least $2,500 or net income of $500 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Notice, and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided with an initial period of 180 calendar days, until January 4, 2027, to regain compliance with the MVLS Requirement.

The Company is evaluating options to regain compliance with the MVLS Requirement and intends to take appropriate actions to regain compliance; however, there can be no assurance that the Company will be able to regain compliance with all applicable requirements or maintain compliance thereafter.

The Notice has no immediate effect on the listing or trading of the Company’s common shares, which will continue to trade on The Nasdaq Capital Market under the symbol “PLUR”.

NOTE 14: - TOTAL FINANCIAL INCOME (EXPENSES), NET

	Year ended June 30,
	2026	2025
Foreign currency translation income (expenses), net	$(278)	$(2,157)
Interest income on deposits and restricted bank deposits	488	1,144
Change in fair value of warrant, pre-funded warrant liabilities and SAFE liabilities	(80)	556
Income from hedging derivatives	346	251
Other financial income (expenses), net	476	(206)
EIB Loan interest expenses	(932)	(873)
	$(456)	$(1,079)

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 15: - SEGMENT REPORTING

Segment Information

The Company operates as one reportable segment, and its segment performance measure is consolidated net loss. The Company’s CODM reviews the Company’s operating results on a consolidated basis, manages the Company as one operating segment, and uses consolidated net loss information in assessing performance and allocating resources, including through monitoring budgeted versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Year ended June 30,
	2026	2025
Revenues from external customers	$1,016	$1,336

Salary expenses	$(13,467)	$(12,229)
Professional services expenses	(1,800)	(2,554)
Materials	(1,526)	(1,919)
Other segment items (1)	(9,592)	(7,884)

Net loss	$(25,369)	$(23,250)

Other segment disclosures:
Depreciation and amortization expenses	$511	$316
Share-based compensation expenses	3,290	2,143
Interest income	488	1,144
Interest expense	932	873
Tax benefit	$25	$5

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 16: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 1,080,875 shares underlying outstanding warrants, 170,914 shares underlying outstanding options, and 291,952 shares underlying outstanding RSUs and RS for twelve months ended June 30, 2026, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 1,149,640 shares underlying outstanding warrants, 1,002,169 shares underlying outstanding pre-funded warrants (see note 13), 246,540 shares underlying outstanding options, and 659,314 shares underlying outstanding RSUs and RS for twelve months ended June 30, 2025, because the effect of their inclusion in the computation would be antidilutive.

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Year ended June 30,
	2026	2025
Numerator:
Net loss attributed to shareholders	$(23,821)	$(22,583)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	9,416,793	6,332,487

Pre-funded warrants to purchase common shares	323,989	-

Unexercised vested options with no par value exercise price	3,131	4,506

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	9,743,913	6,336,993

Net loss per share attributable to common shareholders - basic and diluted	$(2.44)	$(3.56)

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 17: - TAXES ON INCOME

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

There was no one-time transition tax for the Company under the Tax Act, nor will there be GILTI tax due for the current year, since Pluri Biotech had losses for every year to date.

In January 2018, Pluri Inc. registered as an Israeli resident with the Israel Tax Authority, or the ITA, and the Israeli Value Added Tax Authorities (the VAT registration agreed to be canceled by the VAT authorities). As a result, as of such date, Pluri Inc. is classified as a dual tax resident for tax purposes both in Israel and the United States.

In June 2018, Pluri Inc. and Pluri Biotech submitted an election notice to the ITA to file a consolidated tax return in Israel commencing with the 2018 tax year.

2.	Pluri Biotech:

Consolidated taxable income of Pluri and Pluri Biotech, or the Consolidated Tax Unit, as an Israeli tax resident are subject to corporate income tax at the rate of 23%.

The Consolidated Tax Unit is filing its consolidated tax reports in U.S. dollars based on specific regulations of the ITA which allow, in specific circumstances, filing tax reports in U.S. dollars, or Dollar Regulations. Under the Dollar Regulations, the tax liability is calculated in U.S. dollars according to certain orders. The tax liability, as calculated in dollars, is translated into NIS according to the exchange rate as of June 30 of each year (the fiscal tax year end of Pluri Biotech).

Pluri Biotech has not received final tax assessments since its incorporation; however the assessments of Pluri Biotech are deemed final through 2020.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 17: - TAXES ON INCOME (CONT.)

According to Amendment No. 73, special tax benefits were established for a technological preferred enterprise, or Technological Enterprise, starting in 2017, which are as follows:

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

Taxable income which is not produced as part of Technological Enterprise income is taxed at the regular tax rate (23% in 2026 and 2025).

As of June 30, 2026, management is evaluating whether Pluri Biotech may qualify for benefits under the Law for the Encouragement of Capital Investments. Such determination is subject to satisfaction of the relevant statutory criteria and, where applicable, confirmation by the relevant authorities.

3.	Pluristem GmbH:

The corporate tax rate applicable to the German Subsidiary is 15%, which is derived from the German Corporation Tax Act and Solidarity surcharge of 5.5% from the 15% corporate tax rate. This corporate tax rate excludes trade tax, which rate depends on the municipality in which the German Subsidiary conducts its business. Trade tax rate applicable to the German Subsidiary is 16.45%, which is calculated by determining the Trade Tax Base with 3.5% of the trade income and applying the tax factor which differs according to the specific municipality in Germany and equals 470% for the municipality of Potsdam.

4.	Ever After Foods and Kokomodo:

Each of Ever After Foods and Kokomodo is an Israeli tax resident and are subject to corporate income tax at the rate of 23%.

b.	Carryforward losses for tax purposes

As of June 30, 2026, Pluri had a U.S. federal net operating loss carryforward for income tax purposes in the amount of $29,272. Net operating loss carryforwards arising in taxable years prior to 2018, can be carried forward and offset against taxable income for 20 years and thus will expire between 2022 and 2037. Net operating losses generated in tax years 2002 until 2006 expired and were reduced from the total net operating loss carryforward available.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 17: - TAXES ON INCOME (CONT.)

As of June 30, 2026, Pluri Inc. and the Israeli Subsidiaries consolidated accumulated losses, for tax purposes, are approximately $352,161, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

The German Subsidiary has accumulated losses, for tax purposes, as of June 30, 2026, in the amount of approximately $512, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

c.	Loss before income taxes

The components of loss before income taxes are as follows:

	Year ended June 30,
	2026	2025

Domestic	$-	$-
Foreign	$25,394	$23,255

d.	Tax benefit

The components of tax benefit was as follows:

	Year ended June 30,
	2026	2025
Current:
Federal	$-	$-
Foreign	7	-
Total current income tax expense	7	-

Deferred:
Federal	-	-
Foreign	32	5
Total deferred tax benefit	32	5

Tax benefit	$25	$5

e.	Changes in valuation allowance for deferred tax assets

Changes in valuation allowance for deferred tax assets are as follows:

	Year ended June 30,
	2026	2025
Valuation allowance at beginning of year	$87,223	$82,238
Change in the valuation allowance	5,093	4,985
Valuation allowance at end of year	$92,316	$87,223

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 17: - TAXES ON INCOME (CONT.)

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2026	2025
Deferred tax assets:
Operating loss carryforwards	$87,310	$82,362
Research and development credit carryforwards	3,100	3,014
Share based compensation	1,420	1,635
Issuance costs	41	72
Operating lease right-of-use asset	(1,265)	(1,587)
Operating lease liability	1,546	1,555
Allowances and reserves	248	256

Deferred tax liability, net - Kokomodo Transaction:
Cocoa cell growth and application platform	(437)	(468)
Ability to develop additional applications	(31)	(31)
	(468)	(499)

Total deferred tax assets before valuation allowance	92,400	87,307
Valuation allowance	(92,316)	(87,223)

Net deferred tax liability	$(384)	$(415)

As of June 30, 2026 and 2025, the Company has provided full valuation allowances with respect to the deferred tax assets resulting from tax loss carryforwards and other temporary differences of the Israeli entities (other than Kokomodo, see note 1d), since it has a history of operating losses and due to current uncertainty concerning its ability to realize these deferred tax assets in the future. Certain prior period amount have been reclassified to conform to current year presentation.

The Company accounts for its income tax uncertainties in accordance with ASC 740 which clarifies the accounting for uncertainties in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of June 30, 2026 and 2025, there were no unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Reconciliation of taxes at the federal statutory rate to the effective income tax:

	Year Ended June 30, 2026
	Amount ($)	Percent (%)
U.S Federal Statutory tax rate	$(5,333)	21
Foreign Tax Effects (Israel):
Statutory differences in tax rate	(511)	10
Change in Valuation allowances	5,093	(96)
Share based compensation	317	(6)
Nontaxable or Nondeductible Items	228	(4)
Other	238	(4)
Other foreign jurisdictions	(7)	(0)

Effective Tax Rate	$25

In 2025, the main reconciling item of the statutory tax rate of the Company (21% to 23%) to the effective tax rate (0%) is tax loss carryforward and research and development, share based compensation, operating lease right-of-use asset and lease liability credit carryforward for which a full valuation allowance was provided.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Dollars in thousands (except share and per share amounts)

NOTE 18: - SUBSEQUENT EVENTS

a.

On August 12, 2026, Ever After Foods, entered into a share purchase agreement, or the Share Purchase Agreement, with Fishway BV, or Fishway, a Belgian company, and the holders of certain securities of Fishway, or the Sellers, for the purchase of all of the outstanding shares capital of Fishway in exchange for the issuance of Ever After Foods’s ordinary shares to the Sellers, or the Transaction. Prior to the closing of the Transaction, Pluri Biotech holds approximately 69% of Ever After Foods. Following the closing of the Transaction, its ownership interest in Ever After Foods decreased to approximately 58%.

In connection with the Transaction, Ever After Foods and certain of the Sellers entered into a SAFE agreement for an aggregate amount of $2,000. Pursuant to the terms of the SAFE agreement, in the event of an Equity Financing, as defined in the applicable SAFE agreement as a capital raising transaction or series of transactions, pursuant to which (i) Ever After Foods issues and sells a new series of preferred shares or ordinary shares of Ever After Foods at a fixed pre-money valuation; and (ii) at least $6,000 of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of the most senior preferred shares or ordinary shares of Ever After Foods, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreement) divided by Ever After Foods Capitalization (as defined in the SAFE agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 10%.

b.

On August 26, 2026, the Company entered into a securities purchase agreement, or the August SPA, with a certain institutional investor, or the Sole Investor, pursuant to which we sold and issued in a registered direct offering, or the Registered Direct Offering, an aggregate of (i) 1,200,000 of our common shares and (ii) pre-funded warrants to purchase up to 1,028,940 of our common shares. Each common share was offered and sold at an offering price of $1.50 before deducting placement agent fees and other offering expenses, and each pre-funded warrant was offered and sold at an offering price of $1.49999 which is equal to the offering price per share less the $0.00001 exercise price of each pre-funded warrant, before deducting placement agent fees and other offering expenses.

Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all the pre-funded warrants are exercised in full.

Additionally, pursuant to the August SPA, we issued to the Sole Investor, in a concurrent private placement, or collectively with the Registered Direct Offering, the August Offering, common purchase warrants to purchase one common share for each share or pre-funded warrant purchased in the Registered Direct Offering for an aggregate of 2,228,940 common shares. The common warrants will be initially exercisable six (6) months following their issuance and will be exercisable for a period of five (5) years from the initial exercise date. The exercise price of the common warrants is $1.65 per share. The August Offering closed on August 28, 2026, and the Company received gross proceeds in the amount of $3.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our CEO and CFO (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of June 30, 2026, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Alexandre Weinstein	Chairman	68	February 2025
Yaky Yanay	President Director CEO	55	February 2014 February 2015 June 2019
Liat Zalts	CFO & Treasurer	43	October 2024
Rami Levi	Director	64	June 2021
Maital Shemesh-Rasmussen	Director	57	January 2021
Doron Shorrer	Director	73	June 2026

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Alexandre Weinstein

Mr. Weinstein became a director of the Company in February 2025 and was appointed Chairman of the Board on December 4, 2025. Mr. Weinstein is a global investor and entrepreneur with over two decades of experience in the pharmaceutical, biotechnology, and high-technology sectors. He co-founded WM Partners and has served as a General Partner since 2016, co-founded Olive Tree Ventures and has served as a General Partner since 2018 and has been a General Partner of Vanterra Capital since 2018. From 2004 to 2014, he served as Chief Executive Officer of CFR Pharmaceuticals S.A. Mr. Weinstein has served on the boards of Worthy Inc. and Sofgen Pharma (OTCM:  PROCF) (formerly Procaps Group, S.A.) since 2024, and several other privately held technology companies. He also serves as a director of our subsidiary, Pluri Biotech.

Mr. Weinstein holds a degree in Business and Accounting from Pontificia Universidad Católica de Chile, where he is also a certified public accountant and auditor. He completed the Owner/President Management Program at Harvard Business School.

We believe that Mr. Weinstein’s qualifications to serve on our Board include his extensive experience leading high-growth organizations, his expertise in strategic investments and business development, and his knowledge of the pharmaceutical, biotechnology, and sustainable technology sectors.

Yaky Yanay

Mr. Yanay became a director of the Company in February 2015. He has served as our President since February 2014 and as our Chief Executive Officer (our “CEO”), since June 2019, after previously serving as Co-CEO from March 2017 to June 2019. Mr. Yanay has served in a variety of executive positions at the Company since 2006, including as our Chief Financial Officer from November 2006 to February 2014 and again from February 2015 to March 2017. He also served as our Chief Operating Officer from February 2014 to March 2017. From November 2006 to February 2014, he served as our Secretary and from March 2013 to February 2014 served as our Executive Vice President. From 2015 to 2018, Mr. Yanay served as Co-Chairman of Israel Advanced Technology Industries (IATI), an umbrella organization representing Israel’s high-tech and life sciences industries, and has served as a director of IATI since August 2012, representing Israel’s life sciences industry.

Prior to joining the Company, Mr. Yanay served as Chief Financial Officer of Elbit Vision Systems Ltd., a public company. In addition, from July 2010 to April 2018, he served on the board of directors of Elbit Vision Systems Ltd. Earlier in his career, Mr. Yanay served as a manager of audit groups in the technology sector at Ernst & Young Israel. Mr. Yanay also serves as a director of several of our subsidiaries, including Pluri Biotech, Ever After Foods Ltd., Pluristem GmbH, Coffesai Ltd., Kokomodo Ltd. and Cellav Health & Aesthetics Ltd.

Mr. Yanay holds a bachelor’s degree (with honors) in business administration and accounting from the College of Management Academic Studies in Rishon LeZion, Israel, and is a Certified Public Accountant in Israel.

We believe that Mr. Yanay’s qualifications to serve on our Board include his extensive leadership experience in the life sciences and medical technology industries, as well as his expertise in accounting, corporate finance and strategic management, and his deep and long-term familiarity with the Company and its operations

Liat Zalts

Ms. Zalts joined the Company in December 2022 and served as Director of Finance until September 2024. Effective October 2024, Ms. Zalts has served as our Chief Financial Officer (our “CFO”), and Treasurer. From March 2018 to November 2022, Ms. Zalts served as Chief Financial Officer of Matics Manufacturing Analytics Ltd., an Israel-based SaaS technology company. From October 2008 to February 2018, Ms. Zalts worked at Ernst & Young Israel, where between 2014 and 2018 she served as a manager of audit groups for public and private companies in the firm’s high-tech practice. Ms. Zalts holds a B.A. in Economics and Business Management from University of Haifa, a degree in Accounting from Bar-Ilan University, and is a Certified Public Accountant in Israel. Since June 2020, Ms. Zalts has served as a director of Haifa International Stadium Co. Ltd.

Ms. Zalts also serves as a director of our subsidiaries, Ever After Foods Ltd., Pluristem GmbH, Kokomodo Ltd. and Cellav Health & Aesthetics Ltd.

Rami Levi

 Mr. Levi became a director of the Company in June 2021. Since July 2026, Mr. Levi has served as President of Catalyst Global Consulting Group where he provides strategic advisory services to public and private sector organizations. From 2009 through June 2026, he served as Chief Executive Officer of Catalyst Consulting Services International, LLC. From 2004 to 2006, he served as Senior Deputy Director General and Head of Marketing Administration of the Israel Ministry of Tourism. He also held several diplomatic and international positions on behalf of the State of Israel. Mr. Levi’s experience includes strategic planning, international business development, government relations, financial and budget oversight, and advising major public and private organizations. Mr. Levi holds an M.A. with honors, in Political Science from the Hebrew University of Jerusalem. Mr. Levi also serves as a director of our subsidiary, Pluri Biotech.

We believe that Mr. Levi’s qualifications to serve on our Board include his experience in strategic planning, international business development, government and public sector engagement, financial oversight and corporate governance, as well as his experience advising organizations on long-term strategy and market positioning.

Maital Shemesh-Rasmussen

Ms. Shemesh-Rasmussen became a director of the Company in January 2021. Ms. Shemesh-Rasmussen serves as the chief executive officer and founder of Solaltos Partners, where she provides commercialization services to health-tech companies. From 2021 to 2024, Ms. Shemesh-Rasmussen served as Chief Commercial Officer of Octave Bioscience, Inc. Prior to that, from 2018 to 2020, Ms. Shemesh-Rasmussen served as Global Head of Marketing at Roche Diagnostics Information Solutions, where she led global marketing initiatives for Roche’s precision medicine and digital health solutions. Between 2016 and 2018, Ms. Shemesh-Rasmussen served as a consultant to several health technology companies. From 2013 to 2016, she held senior marketing roles at Oracle Health Sciences, overseeing product marketing within its global business operations as well as within the Oracle Digital Health Innovation Unit. Earlier in her career, Ms. Shemesh-Rasmussen founded and served as President of Rasmussen Communication, Inc. She also served five years at JPMorgan Chase Bank (2002-2007) as Vice President.

Ms. Shemesh-Rasmussen holds a B.A. in Behavioral Sciences from Ben-Gurion University. Ms. Shemesh-Rasmussen serves as a board member of DeepLook Medical, a cancer imaging solution, and as a director of our subsidiary, Pluri Biotech.

We believe that Ms. Shemesh-Rasmussen’s qualifications to serve on our Board include her extensive experience in global marketing and commercialization within the pharmaceutical and healthcare technology sectors, as well as her background in business development and investment banking.

We believe that Ms. Shemesh-Rasmussen’s qualifications to sit on our Board include her experience in marketing for pharmaceutical companies, science, business development and investment banking.

Doron Shorrer

Mr. Shorrer became a director of the Company in June 2026. Mr. Shorrer is an experienced executive and financial professional with extensive expertise in the insurance, capital markets and financial services sectors. Mr. Shorrer was one of the Company’s founders and previously served as a director of the Company from October 2, 2003, until June 2022. During that period, he served as the Board’s first Chairman until 2006 and subsequently served as a director and as a member of the Audit Committee and the Compensation Committee. Since 1998, Mr. Shorrer has served as Chairman and Chief Executive Officer of Shorrer International Ltd., an investment and financial consulting firm. Mr. Shorrer previously served as Director General of Israel’s Ministry of Transportation; Commissioner of Insurance, Capital Markets and Savings at Israel’s Ministry of Finance; Chairman of Mivtachim Pension Fund; and Chairman of The Phoenix Insurance Company. Mr. Shorrer holds a B.A. in Economics and Accounting and an M.B.A. in Finance and Banking from the Hebrew University of Jerusalem and is a Certified Public Accountant in Israel. Mr. Shorrer also serves as a director of our subsidiary, Pluri Biotech.

We believe that Mr. Shorrer’s qualifications to serve on our Board include his extensive experience in financial management, accounting, insurance, capital markets, investment and financial consulting, as well as his prior service on our Board and its Audit Committee and Compensation Committee. Mr. Shorrer’s experience as a Certified Public Accountant in Israel, his senior executive and advisory experience in the financial services industry, and his service in senior governmental roles overseeing insurance, capital markets and savings provide him with substantial knowledge of financial reporting, accounting principles, internal controls, risk management and corporate governance.

The Board determined that the directors Rami Levi, Maital Shemesh-Rasmussen, and Doron Shorrer are “independent” as defined by the rules of the SEC and Nasdaq rules and regulations. None of the independent directors has any relationship with us besides serving on our Board.

There are no family relationships between any of the directors or officers named above.

Audit Committee and Audit Committee Financial Expert

Until June 30, 2025, the members of our Audit Committee were Mr. Birger, Mr. Levi and Ms. Shemesh-Rasmussen. Mr. Birger, who served as the Chairman of the Audit Committee, was not re-elected as a director for the 2025 Annual Meeting, held on June 30, 2025, and his membership on the Board and Audit Committee terminated on June 30, 2025. Between June 30, 2025, and September 10, 2025, following Mr. Birger’s departure, our Audit Committee consisted of two independent directors and did not comply with the Audit Committee Requirements pursuant to Nasdaq Listing Rule 5605(c)(2)(A), which requires at least three independent directors. On July 2, 2025, we received notice from Nasdaq granting a cure period to regain compliance by the earlier of our next annual meeting of shareholders, or June 30, 2026. On September 10, 2025, Mr. Eitan Ajchenbaum was appointed to serve as an independent director on the Board, as Chairman of the Audit Committee and sole member of the Investment Committee. Subsequently, on September 11, 2025, we received a letter from Nasdaq confirming that the Company had regained compliance with the Audit Committee Requirements.

On June 15, 2026, the Company held its 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”). As a result of the voting outcome at the 2026 Annual Meeting, Mr. Ajchenbaum was not re-elected to the Board and therefore ceased to serve as a director and as a member of the respective committees on which he served, effective from the close of day of the 2026 Annual Meeting. On June 19, 2026, the Board appointed Mr. Doron Shorrer to serve as an independent director on the Board, to hold office until the next general meeting of shareholders of the Company.  Mr. Shorrer was appointed as an independent director on the Board, as Chairman of the Audit Committee and as sole member of the Investment Committee.

Prior to Mr. Birger’s departure, the Board had determined that all Audit Committee members were “independent” as defined under SEC and Nasdaq rules, and that Mr. Birger qualified as an audit committee financial expert. Following Mr. Birger’s departure, the Board determined that Mr. Ajchenbaum was independent under SEC and Nasdaq rules and qualified as an Audit Committee financial expert. In connection with the appointment of Mr. Doron Shorrer, the Board determined that Mr. Shorrer is independent under SEC and Nasdaq rules and qualifies as an Audit Committee financial expert.

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

Our Audit Committee held six meetings and took action by written consent once during fiscal year 2026.

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

Our Compensation Committee held five meetings and took action by written consent once during fiscal year 2026.

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

Our Nominating Committee held two meetings during Fiscal Year 2026 and took action by written consent two times.

Investment Committee

Until June 30, 2025, Mr. Doron Birger served as the Chairman and sole member of the Investment Committee. Since Mr. Birger was not re-elected as a director at the 2025 Annual Meeting held on June 30, 2025, his membership on the Board and Investment Committee terminated on June 30, 2025. Prior to Mr. Birger’s departure, the Board had determined that Mr. Birger is an “independent” director under SEC and Nasdaq rules and regulations. On July 2, 2025, the Board approved the appointment of Maital Shemesh-Rasmussen, an independent director, as the new member of the Investment Committee. The Board further resolved that Rami Levi, an independent director, will be invited to attend each meeting of the Investment Committee. On September 10, 2025, the Board approved the appointment of Mr. Ajchenbaum, an independent director, as the new and sole member of the Investment Committee. On June 19, 2026, following Mr. Ajchenbaum’s end of service on June 15, 2026, as a result of the voting outcome at the 2026 Annual Meeting on September 10, 2025, the Board approved the appointment of Mr. Doron Shorrer, an independent director, as the new and sole member of the Investment Committee.

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

Our Investment Committee held one meeting with executive management and consultants during Fiscal Year 2026. At that meeting, the Investment Committee determined that it would meet again as appropriate when investment policy matters require its review and guidance.

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

We have never received communications from shareholders recommending individuals to any of our independent directors. Therefore, we do not yet have a policy regarding the consideration of any director candidates recommended by shareholders. In fiscal year 2026, we did not pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential nominees for our Board. We have not received any recommendations from shareholders for Board nominees. All of the nominees for election at the 2026 meeting of shareholders were then-current members of our Board. Mr. Zami Aberman, who has served as a member of our Board since 2005, requested, as part of his retirement plan, that he not be nominated for election at the 2026 meeting of shareholders, and such decision was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

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

We have reviewed all forms provided to us or filed with the SEC and based on that review, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, other than Form 4s filed by Alexandre Weinstein and Chutzpah as a joint filer on November 20, 2025, January 5, 2026, and May 4, 2026, and a Form 3 filed by Doron Shorrer on July 7, 2026.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the compensation owed to our CEO and our CFO, or our named executive officers, for the fiscal years ended June 30, 2026, and 2025. We do not currently have any other executive officers.

Name and Principal Position	Fiscal Year(2)	Salary ($)(3)		Non-Equity Plan Compensation ($)		Bonus ($)	Share-based Awards ($)(6)		All Other Compensation ($)		Total ($)
Yaky Yanay	2026	428,728	(4) (5)	17,515	(7)		276,873	(5)	42,581	(10)	765,697
CEO	2025	441,816	(4)	81,500	(7)		944,341	(9)	35,101	(10)	1,502,758

Liat Zalts(1)	2026	251,301	(5)	4,803	(8)		12,334	(5)	15,791	(11)	284,229
CFO & Treasurer	2025	194,637		-			381,321		13,722	(13)	589,680

(1)	Ms. Zalts serves as the Company’s CFO and Treasurer effective from October 2024. The compensation reflects amounts received during the entire fiscal year.

(2)	The information is provided for each fiscal year, which begins on July 1 and ends on June 30.

(3)	Amounts paid for Salary which were originally denominated in NIS, were translated into U.S. dollars at the then current exchange rate for each payment. The salaries of Mr. Yanay and Ms. Zalts are comprised of base salaries and additional payments and provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel. (4) In July 2025, Mr. Yanay elected to forgo 25% of his monthly cash salary for a period of six months commencing July 2025.

(5)	On December 4, 2025, in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 30% reduction in the monthly cash salary of Mr. Yanay, applicable to January 2026 and February 2026, corresponding to an aggregate reduction amount of NIS 59,400, (ii) a 20% reduction in the monthly cash salary of Ms. Zalts, applicable to December 2025, January 2026 and February 2026, corresponding to an aggregate reduction amount of NIS 33,000, and (iii) a 20% monthly reduction in director fees, applicable to the months of December 2025 through February 2026. On December 4, 2025, the Board approved a grant of 10,248 RSUs, in aggregate, to Mr. Yanay and Ms. Zalts, in lieu of cash compensation under the Company’s 2019 Plan, with all RSUs vesting in equal monthly installments over three months.

(6)	The fair value recognized for the share-based awards was determined as of the grant date in accordance with ASC 718. The assumptions used in the calculations for these amounts for fiscal year 2026 are included in Note 13 to our audited consolidated financial statements for fiscal year 2026 and 2025, respectively, included elsewhere in this Annual Report (see also “Grants of Plan-Based Awards” table presented below).

(7)	For Mr. Yanay, we accrued bonuses during fiscal years 2026 and 2025 of $17,515 and $81,500, respectively, for certain target bonuses as a result of the achievement of certain milestones that were defined by the Compensation Committee and for certain performance-based bonuses as defined in his employment agreement. On September 18, 2024, the Board approved a bonus payment of $31,500 to Mr. Yanay. Such bonus was paid in October 2024.

(8)	For Ms. Zalts, we accrued bonus during fiscal year 2026 of $4,803, for certain performance-based bonuses as defined in her employment agreement.

(9)	On September 18, 2024, the Board also approved a special bonus of $131,250 for the CEO, which was paid in common shares in September 2024. Accordingly, the Board resolved that the issuance of shares to the CEO will be made under the Company’s 2019 Plan.

(10)	Includes costs in connection with car and mobile phone expenses for Mr. Yanay for fiscal year 2026 and 2025. We have also paid Mr. Yanay the tax associated with the company car benefit, which is grossed up and is part of the amount in the “Salary” column.

(11)	Includes costs in connection with a company car or car expenses reimbursement and mobile phone expenses for Ms. Zalts for fiscal year 2026 and 2025.

Employment Agreements

During fiscal year 2026, and subsequently, we had the following written agreements and other arrangements concerning compensation with our named executive officers:

(a)	Effective January 1, 2021, the CEO’s monthly salary is NIS 99,000, approximately $30,000 per month. The CEO is also provided with a cellular phone and a company car (including gross-up for taxes associated with company car benefit) pursuant to the terms of his agreement. The CEO is also entitled to a performance-based bonus of 1.5% of amounts received by the Company from non-diluting funding and strategic deals and a target bonus equal to up to seven times his monthly salary subject to milestones and performance targets that are set by our Compensation Committee. The Board may also grant the CEO a discretionary bonus of up to three months’ salary.

(b)	On September 18, 2024, the Company entered into an employment agreement and a standard indemnification agreement with Liat Zalts, as the Company’s CFO and Treasurer effective as of October 1, 2024. Effective October 1, 2024, Ms. Zalts receives a monthly salary of NIS 48,000. On October 15, 2025, the Company and Ms. Zalts entered into an amended and restated employment agreement, pursuant to which, effective October 1, 2025, Ms. Zalts receives a monthly salary of NIS 55,000. Furthermore, Ms. Zalts is entitled to a performance-based bonus of 0.5% from amounts received by us from non-diluting funding and strategic deals and a target bonus equal to up to five and a half times her monthly salary, subject to milestones and performance targets that were set by our Compensation Committee. The Board may also grant Ms. Zalts a discretionary bonus of up to 3 months of her monthly salary. She is also entitled to reimbursement for cellular phone expenses and either reimbursement of car expenses or the provision of a Company car, in accordance with the terms of her employment agreement. Ms. Zalts was granted 15,000 RSUs with a three-year vesting period (50% will vest quarterly on the first year, 25% will vest quarterly on the second year and 25% will vest quarterly on the third year). The agreement also provides for acceleration of unvested awards upon certain terminations or a Change of Control. Except as otherwise set forth herein, there is no arrangement or understanding between Ms. Zalts any other person pursuant to which she was appointed as CFO and there are no transactions in which Ms. Zalts has an interest requiring disclosure under Item 404(a) of Regulation S-K.

(c)	On September 18, 2024, the Board approved a bonus payment of $31,500 to the CEO in accordance with his employment agreement and a one-time bonus. Such bonus was paid in October 2024. In addition, the Board also approved a special bonus of $131,250 for the CEO, which was paid in October 2024. Accordingly, the Board resolved that the issuance of shares to the CEO was under the Company’s 2019 Plan.

(d)	On October 15, 2025, the Board approved a grant of equity awards to our CEO, in recognition of the achievement of certain performance objectives and other accomplishments during fiscal year 2025. The approved equity awards consist of (i) 39,050 RSUs fully vested, and (ii) options to purchase 39,050 Common Shares of the Company, fully vested and exercisable for a period of three years at an exercise price of $5.00 per share. As the compensation related to the achieved performance objectives for fiscal year 2025 was paid in the form of share-based awards in lieu of cash, the provision previously recorded in the amount of approximately $41,000, was reversed.

(e)	In July 2025, Mr. Yanay elected to forgo 25% of his monthly cash salary for a period of six months commencing in July 2025.

(f)	On December 4, 2025, in order to ensure the Company’s financial stability, the Board approved, at the recommendation of the Company’s management, (i) a 30% reduction in the monthly cash salary of Mr. Yanay, applicable to January 2026 and February 2026, corresponding to an aggregate reduction amount of NIS 59,400, (ii) a 20% reduction in the monthly cash salary of Ms. Zalts, applicable to December 2025, January 2026 and February 2026, corresponding to an aggregate reduction amount of NIS 33,000, and (iii) a 20% monthly reduction in director fees, applicable to the months of December 2025 through February 2026. On December 4, 2025, the Board approved a grant of 10,248 RSUs, in aggregate, to Mr. Yanay and Ms. Zalts, in lieu of cash compensation under the Company’s 2019 Plan, with all RSUs vesting in equal monthly installments over three months.

(g)	Effective August 1, 2026, and through October 31, 2026, Mr. Yanay elected to reduce 40% of his gross monthly salary as a voluntary contribution to the Company’s cost-management and cost-reduction efforts. Mr. Yanay will not be entitled to any compensation, reimbursement, benefit or other consideration in connection with such temporary reduction, and the remaining terms of his employment will remain unchanged.

Potential Payments Upon Termination or Change-in-Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change-in-control) or a change of responsibilities following a change-in-control, except for the following: (i) in the event of termination of Mr. Yanay employment, he is entitled to a severance payment, under Israeli law, that equals a month’s compensation for each twelve-month period of employment or otherwise providing services to the Company, and an additional adjustment fee that equals the monthly base salary multiplied by six, plus the number of years the employment agreement is in force from September 12, 2018, but in any event no more than nine months in the aggregate; and (ii) in the event of termination of Ms. Zalts’ employment, she is entitled to a severance payment, under Section 14 of the Israeli Severance Pay Law, 1963, or the Severance Pay Law, and an additional adjustment fee that equals the monthly base salary multiplied by three, and increasing by two weeks per employment year from June 30, 2026, capped at six months.

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

The following table displays the value of what our CEO and CFO would have received from us had their employment been terminated, or a change in control of us happened on June 30, 2026.

Officer	Salary		Accelerated Vesting of RSUs(1)		Total

Yaky Yanay
Terminated due to officer resignation	$896,661	(5)	$100,305	(2)	$996,966
Terminated due to discharge of officer	$896,661	(5)	$200,611	(3)	$1,097,272
Change in control	$896,661	(5)	$200,611	(4)	$1,097,272

Liat Zalts
Terminated due to officer resignation	$75,694	(6)	$37,140	(2)	$112,834
Terminated due to discharge of officer	$75,694	(6)	$74,281	(3)	$149,975
Change in control	$75,694	(6)	$74,281	(4)	$149,975

(1)	Value shown represents the difference between the closing market price of our common shares on June 30, 2026, of $2.09 per share and the applicable exercise price of each grant.

(2)	Up to 50% of all unvested RSUs issued under the applicable equity incentive plans vest upon resignation under the terms of those plans, subject to the approval of the Board at its sole discretion.

(3)	All unvested RSUs issued under the applicable equity incentive plans vest upon an involuntary termination due to discharge, except for cause.

(4)	All unvested RSUs issued under the applicable equity incentive plans vest upon a change in control under the terms of those plans.

(5)	Pursuant to his employment agreement, in case of termination or change of control, Mr. Yanay is entitled to adjustment fees of $435,000 (nine (9) months salaries including provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel). In addition, as of June 30, 2026, Mr. Yanay is eligible to receive severance payments of $462,000, out of which $564,000 has been accrued in his severance fund. Therefore, we will not need to pay the difference between Mr. Yanay’s eligibility to receive severance payment and the value of the fund.

(6)	Pursuant to her employment agreement, in case of termination, Ms. Zalts is entitled to adjustment fees of $75,000 (three (3) months salaries including provisions such as welfare benefits, paid time-off, life and disability insurance and other customary or mandatory social benefits to employees in Israel) and severance payments, according to Section 14 of the Severance Pay Law.

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

Outstanding Equity Awards at the End of Fiscal Year 2025

The following table presents the outstanding equity awards held as of June 30, 2026, by our named executive officers, all of which have been issued pursuant to our 2019 Plan, and the Amended and Restated 2016 Equity Compensation Plan (the “2016 Plan”):

Number of Securities Underlying Unexercised
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)		Market value of shares that have not vested ($)
Yaky Yanay	3,488	-	8.96	31/07/2026	-		-
	3,488	-	8.96	31/08/2026	-		-
	3,488	-	8.96	30/09/2026	-		-
	3,488	-	8.96	31/10/2026	-		-
	3,488	-	8.96	30/11/2026	-		-
	3,489	-	8.96	31/12/2026	-		-
	31,250	-	12.48	31/12/2026	-		-
	31,250	-	16.64	31/12/2026	-		-
	31,250	-	20.8	31/12/2026	-		-
	39,050		5.00	13/10/2028	-		-
	-	-	-	-	16,403	(1)	$34,282
	-	-	-	-	79,583	(2)	$166,328
Liat Zalts	-	-	-	-	1,167	(3)	$2,439
	-	-	-	-	4,686	(4)	$9,794
	-	-	-	-	29,688	(5)	$62,048

(1)	16,403 RSUs will vest as follows: (a) two equal installments of 5,469 on July 23, 2026, and three months thereafter; and (b) one installment of 5,465 RSUs on January 23, 2027.

(2)	79,583 RSUs vest as in seven equal installments of 11,369 on August 25, 2026, and every three months thereafter.

(3)	1,167 RSUs vest as follows: (a) 782 RSUs vest in two equal installments of 391 on July 18, 2026, and three months thereafter; and (b) one installment of 385 on January 18, 2027.

(4)	4,686 RSUs vest as follows: (a) 3,752 RSUs vest in four equal installments of 938 RSUs on September 18, 2026, and every three months thereafter; and (b) one installment of 934 RSUs on September 18, 2027.

(5)	29,688 RSUs vest as follows: (a) 25,446 RSUs vest in six equal installments of 4,241 on August 25, 2026, and every three months thereafter; and (b) one installment of 4,242 RSUs on February 25, 2028.

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during fiscal year 2026:

Name	Fees Earned or Paid in Cash ($)(4)	Stock-based Awards ($)(5)	Total ($)
Alexandre Weinstein	33,250	1,749	34,999
Doron Shorrer (1)	1,375	-	1,375
Eitan Ajchenbaum(2)	32,288	50,627	82,915
Maital Shemesh-Rasmussen	42,583	2,356	44,939
Rami Levi	40,494	2,201	42,695
Zami Aberman(3)	82,423	1,166	83,589

(1)	On June 19, 2026, Mr. Doron Shorrer was appointed to serve as a director on the Board and as Chairman of the Audit Committee.

(2)	Mr. Ajchenbaum served as a director until June 15, 2026, when he was not re-elected as a director at the 2026 Annual Meeting.

(3)	Mr. Aberman was appointed by the Board as Vice Chairman of the Board on December 4, 2025, and in connection therewith, his consultancy agreement with the Company terminated effective January 4, 2026. Pursuant to the terms of his consultancy agreement, all then-outstanding equity grants were accelerated to the date of termination of the agreement. Following the termination of the consultancy agreement, Mr. Aberman is entitled to receive compensation in accordance with the Company’s Directors Compensation policy. Mr. Aberman served as a director until June 15, 2026, following his request that he not be re-nominated as a director nominee at the 2026 Annual Meeting.

(4)	Excluding VAT.

(5)	The fair value recognized for the stock-based awards was determined as of the grant date in accordance with ASC 718.

As of June 30, 2026, we have outstanding grants to our non-executive directors aggregating 217,763 RSUs of which 16,013 were exercisable or vested, as the case may be, as follows:

Name	Total of options and RSUs granted and outstanding	Total unvested RSUs
Alexandre Weinstein	10,769	4,485
Doron Shorrer	13,628	-
Eitan Ajchenbaum(1)	12,353	-
Maital Shemesh-Rasmussen	19,144	5,773
Rami Levi	18,967	5,755
Zami Aberman(2)	142,902	-
Total	217,763	16,013

(1)	Since Mr. Ajchenbaum was not re-elected as a director at the Company’s 2026 Annual Meeting, 100% of his unvested awards as of June 15, 2026, were accelerated.

(2)	On December 4, 2025, Mr. Aberman was appointed by the Board as Vice Chairman of the Board. In connection therewith, Mr. Aberman’s consultancy agreement with the Company terminated effective January 4, 2026, and his outstanding equity grants accelerated to the date of the agreement termination.

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

Mr. Aberman served as our Chairman of the Board and, effective January 1, 2023, entered into a new consulting agreement with the Company (the “New Agreement”). Under the New Agreement, he received an annual gross fee of $116,000 plus VAT, as applicable in Israel, payable monthly, and was eligible, at the Board’s discretion, for a special bonus of up to $75,000 for extraordinary performance or special efforts on behalf of the Company, as well as other bonuses as determined by the Board. He was also entitled to reimbursement of monthly car expenses of NIS 4,000. On December 4, 2025, Mr. Aberman was appointed Vice Chairman of the Board, and his consulting agreement terminated effective January 4, 2026. Upon termination, all then-outstanding equity grants were accelerated in accordance with the terms of the consulting agreement. Following termination of the New Agreement, Mr. Aberman became entitled to compensation in accordance with the Company’s Directors Compensation Policy.

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during fiscal year 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of September 9, 2026 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of Directors and Named Executive Officers listed below is c/o Pluri Inc., MATAM Advanced Technology Park, Building No. 5, Haifa, Israel, 3508409.

Name of Beneficial Owner	Beneficial Number of Shares(1)		Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Alexandre Weinstein Chairman of the Board of Directors	4,352,641	(2)	33.3%

Doron Shorrer Director	13,628	(3)	*

Liat Zalts CFO & Treasurer	63,187	(4)	*

Maital Shemesh-Rasmussen Director	14,667	(5)	*

Rami Levi Director	14,490	(6)	*

Yaky Yanay CEO, President and Director	564,691	(7)	4.5%

Directors and Executive Officers as a group (6 persons)	5,023,304	(8)	38.7%

Chutzpah Holdings LP	1,875,000	(9)	14.5%

Chutzpah Holdings Ltd.	2,018,014	(10)	16.2%

Merchant Adventure Fund L.P.	1,324,730	(11)	10.7%

Armistice Capital Master Fund Ltd.	1,230,000	(12)	9.9%

*	less than 1%

(1)	Based on 12,344,736 Common Shares issued and outstanding as of September 9, 2026. Except as otherwise indicated, we believe that the beneficial owners of the Common Shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Includes: (i) 6,925 Common Shares, which are directly owned by Mr. Weinstein, (ii) 1,933,415 Common Shares and warrants to purchase up to 84,599 Common Shares, which are owned by Chutzpah Holdings Ltd., which Mr. Weinstein indirectly owns 100% of, and may be deemed to beneficially own securities owned by Chutzpah Holdings Ltd., (iii) 452,702 Common Shares which are owned by Plantae, which Mr. Weinstein indirectly owns approximately 77% of, and may be deemed to beneficially own securities owned by Plantae, and (iv) 1,250,000 Common Shares and warrants to purchase up to 625,000 Common Shares, owned by Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Weinstein. The warrants held by Chutzpah Holdings LP provide that Chutzpah Holdings LP may not exercise such warrants to the extent that after giving effect to such exercise, it would beneficially own more than 35% of the total issued and outstanding Common Shares of the Company (the “35% Blocker”).

(3)	Includes 6,969 Common Shares which are owned by Shorrer International Ltd., of which Mr. Doron Shorrer owns 100%.

(4)	Includes 1,329 RSUs which vest within 60 days.

(5)	Includes 299 RSUs which vest within 60 days.

(6)	Includes 290 RSUs which vest within 60 days.

(7)	Includes options to acquire 139,776 Common Shares and 5,469 RSUs which vest within 60 days and 836 Common Shares which are owned by Yaacov Yanay Management Ltd., of which Mr. Yaky Yanay owns 100%.

(8)	Includes options to acquire up to 139,776 Common Shares and warrants to purchase up to 709,599 Common Shares.

(9)	Chutzpah Holdings LP directly owns: (i) 1,250,000 Common Shares and (ii) warrants to purchase up to 625,000 Common Shares. The warrants held by Chutzpah Holdings LP provide that Chutzpah Holdings LP may not exercise such warrants to the extent that after giving effect to such exercise, it would hold more than 35% of the total issued and outstanding Common Shares of the Company. The address of the entity referenced in this footnote is Chutzpah Holdings LP, 337 Winston Road Oakville, Ontario (CA-ON), L6l 4w6 Canada.

(10)	Chutzpah Holdings Ltd. directly owns 1,933,415 Common Shares and warrants to purchase up to 84,599 Common Shares. The address of the entity referenced in this footnote is 4TH Floor, Liberation House, Castle Street St. Helier, Y9, JE1 4HH.

(11)	Based on confirmation provided to the Company in June 2026. Merchant Adventure Fund L.P., beneficially owns 1,324,730 Common Shares, not including warrants to purchase up to 45,553 Common Shares, which are subject to a blocker that prevents the holder from exercising such warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 4.99% of the Common Shares outstanding. The address of the entity referenced in this footnote is Merchant Adventure Fund LP, 1620 Cowper Street, Palo Alto, CA 94301.

(12)	Based on confirmation provided to the Company in August 2026. Armistice Capital Master Fund Ltd, beneficially owns (i) 1,200,000 Common Shares, and (ii) pre-funded warrants to purchase up to 1,028,000 Common Shares, and (iii) warrants to purchase up to 2,228,940 Common Shares, which are subject to a blocker that prevents the holder from exercising such pre funded warrants and warrants to the extent that, upon such exercise, the holder would beneficially own in excess of 9.99% of the Common Shares outstanding. The address of the entity referenced in this footnote is: c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Equity Compensation Plan Information

At our annual meeting of our shareholders held on May 31, 2016, our shareholders approved our 2016 Equity Compensation Plan. On March 12, 2025, and on March 13, 2025, the Compensation Committee of the Board and the Board, respectively, adopted the Amended and Restated 2016 Equity Compensation Plan (referred herein as the 2016 Plan), which was thereafter approved by our shareholders at the 2025 Annual Meeting. Under the 2016 Plan, Awards, as defined therein, may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our direct and indirect subsidiaries. The 2016 Plan permits the issuance of: (a) share options, RS and RSUs that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), (b) share options that do not qualify under section 422 of the Internal Revenue Code of 1986, as amended), (c) RS and RSUs, and (d) share options, RS and RSUs that qualify under Section 3(i) of the ITO. Under the 2016 Plan, the plan administrator is authorized to grant awards to acquire common shares, RS and RSUs, in each calendar year, in a number not exceeding 2.75% of the number of our common shares issued and outstanding on a fully diluted basis on the immediately preceding December 31.

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

The following table summarizes certain information regarding our equity compensation plans as of June 30, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2016 Plan and 2019 Plan)
Equity compensation plan approved by security holders	174,046	$0.00001	1,408,930

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Kokomodo Transaction

On March 13, 2025, we and Pluri Biotech entered into the Share Purchase Agreement, effective as of March 12, 2025, with Chutzpah, a company wholly owned by Mr. Weinstein, a director of the Company, and Plantae, a corporation controlled by Mr. Weinstein, pursuant to which, on April 28, 2025, the Seller sold to the Kokomodo Purchaser the Purchased Shares, representing approximately 79% of the equity of Kokomodo, for an aggregate purchase price of $4.5 million, payable in the Consideration Shares.

Securities Purchase Agreements

The First Offering

On December 8, 2025, we entered into the First Securities Purchase Agreement with Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Weinstein, relating to a private placement offering of: (i) 625,000 common shares of the Company, and (ii) the First Common Warrants to purchase up to 625,000 common shares. The combined purchase price for each common share and accompanying First Common Warrant was $4.00. The First Common Warrants were exercisable immediately at an exercise price of $4.25 per share and are exercisable until June 30, 2026. The First Common Warrants contain customary anti-dilution provisions and are subject to a 35% beneficial ownership limitation.

On December 30, 2025, the First Offering closed and the Company received gross proceeds in the amount of $2.5 million, which it is using for working capital and general corporate purposes.

The Second Offering

On March 25, 2026, we entered into the Second Securities Purchase Agreement, effective as of March 24, 2026, with Chutzpah Holdings LP, of: (i) 625,000 common shares of the Company, and (ii) the Second Common Warrants, to purchase up to 625,000 common shares. The Second Offering price per share and accompanying Second Common Warrant was $4.00. The Second Common Warrants have an exercise price of $4.25 per share and are exercisable commencing on their issuance date and until the expiration of the eighteen-month anniversary following the closing of the Second Offering. The Second Common Warrants contain customary anti-dilution provisions and are subject to a 35% beneficial ownership limitation.

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

Advance Subscription Agreement

On June 14, 2026, we entered into the Advance Subscription Agreement with Chutzpah Holdings LP, a limited partnership beneficially owned by Mr. Weinstein, a non-U.S. investor, an existing shareholder of the Company and the chairman of the Board. Pursuant to the Advance Subscription Agreement, the Purchaser agreed to pay the Company the Advance Amount of $1,250,000, which was received on June 16, 2026, and will be used for working capital and general corporate purposes.

Under the Advance Subscription Agreement, the parties contemplated that the Purchaser would participate in the New Offering, and that, subject to the terms of such New Offering and applicable laws, the Advance Amount will be credited against the purchase price payable by the Purchaser for securities to be purchased in such New Offering approved by the Company’s Board and consummated on or before August 14, 2026, which date was subsequently extended by the Board to October 14, 2026. The Advance Subscription Agreement further provides that the Company will not be obligated to issue any securities to the Purchaser to the extent that such issuance would not comply with applicable laws, Nasdaq rules, the Company’s organizational documents, the number of shares then authorized and available for issuance, or the scope of any shareholder approvals then in effect. If the New Offering is not consummated on or before October 14, 2026, or if all or any portion of the Advance Amount cannot be applied toward the purchase of securities by the Purchaser in the New Offering, the unapplied amount will instead be applied toward the purchase by the Purchaser of securities of the Company on terms approved by the Board, subject to applicable laws, Nasdaq rules, the Company’s organizational documents, the number of shares then authorized and available for issuance, and any required shareholder approvals then in effect. The terms of the New Offering will be negotiated by the parties and approved in accordance with the Company’s corporate approval process, including the approval of the Board.

Except for the transactions described above, and the arrangements described in Item 11, during fiscal years 2026 and 2025, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

The Board has determined that Eitan Ajchenbaum (with respect to his term of office until June 15, 2026), Rami Levi, Maital Shemesh-Rasmussen, and Doron Shorrer are “independent” directors, as defined by the rules of the SEC and the Nasdaq rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company in the last two fiscal years were as follows:

	Fiscal year ended June 30, 2026	Fiscal year ended June 30, 2025

Audit Fees	$178,427	$130,511

Audit-Related Fees	41,305	6,000

Tax Fees	-	-

All Other Fees	344	14,333

Total Fees	$220,076	$150,844

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, and (iii) audit services provided in connection with other regulatory or statutory filings.

Audit-Related Fees. During the year ended June 30, 2026, these fees were comprised of fees related to the consents related to our Form S-3 filing, consents related to our Form S-8 filings, fees related to due diligence services and fees related to the annual comfort letter relating to an At-The-Market agreement we entered into in February 2024 with A.G.P. During the year ended June 30, 2025, these fees were comprised of fees related to due diligence services related to the Kokomodo Transaction.

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

As of June 30, 2026, we have accrued approximately $47,347 for the annual audit fees for fiscal year 2026, which we expect to pay PricewaterhouseCoopers during fiscal year 2027.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-laws as amended on September 10, 2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024).

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1*	Description of Securities

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on January 29, 2025).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 6, 2025).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 9, 2025).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 27, 2026).

10.1	Summary of Lease Agreement dated January 22, 2003, by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd., as supplemented on December 11, 2005, June 12, 2007 and July 19, 2011 (incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K filed September 12, 2011).

10.2	Summary of Supplement to the Lease Agreement by and between Pluristem Ltd. and MTM – Scientific Industries Center Haifa Ltd dated December 31, 2021 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 7, 2022).

10.3+	Summary of Directors’ Ongoing Compensation (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.4+	Form of Indemnification Agreement between Pluristem Therapeutics Inc. and each of our directors and officers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 8, 2021).

10.5+	Amended and Restated 2016 Equity Compensation Plan (incorporated by reference to Annex X of our Definitive Proxy Statement on Schedule 14A filed on May 27, 2025).

10.6+	Previous Form of Share Option Agreement under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K filed on September 7, 2016).

10.7+	Previous Form of Restricted Stock Agreement (executive officers) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.8+	Previous Form of Restricted Stock Agreement (directors) under the 2016 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on February 12, 2024)

10.9+*	Form of Stock Option Agreement (directors and executive officers) under the Amended and Restated 2016 Equity Compensation Plan.

10.10+*	Form of Restricted Stock Units Agreement (directors and executive officers) under the Amended and Restated 2016 Equity Compensation Plan.

10.11+	2019 Equity Compensation Plan (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on April 25, 2019).

10.12+	Previous Form of Stock Option Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 12, 2019).

10.13+	Previous Form of Restricted Stock Agreement under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.14+	Previous Form of Restricted Stock Agreement (Israeli directors and officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 12, 2019).

10.15+	Previous Form of Restricted Stock Unit Agreement (executive officers) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 13, 2021).

10.16+	Previous Form of Restricted Stock Unit Agreement (directors) under the 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K filed on September 13, 2021).

10.17+*	Form of Restricted Stock Units Agreement (directors and executive officers) under the 2019 Equity Compensation Plan.

10.18+	Amended and Restated Employment Agreement between Pluristem Ltd. and Yaky Yanay dated September 10, 2020 (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K filed on September 10, 2020).

10.19+	Amendment to the Amended and Restated Employment Agreement, dated December 25, 2023, by and between Pluri-Biotech Ltd. And Mr. Yaacov (Yaky) Yanay (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 12, 2024).

10.20^	Finance Contract between the European Investment Bank, as Lender, and Pluristem GmBH, as borrower, and Pluristem Therapeutics Inc. and Pluristem Ltd., as Original Guarantors, dated April 29, 2020 (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K filed on September 10, 2020).

10.21	Guarantee Agreement by and among the European Investment Bank, Pluristem Therapeutics, Inc. and Pluristem GmbH, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.22	Guarantee Agreement by and among the European Investment Bank, Pluristem Ltd. and Pluristem GmbH dated, September 30, 2020 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 5, 2020).

10.23+	Letter agreement by and between Pluristem Ltd. and Yaky Yanay, dated September 13, 2021 (incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K filed on September 13, 2021).

10.24^	Share Purchase Agreement, dated January 5, 2022, by and among Tnuva Food-Tech Incubator (2019), Limited Partnership, Plurinuva Ltd. and Pluri-Biotech Ltd. (formerly Pluristem Ltd.) (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.25^	Technology License Agreement, dated January 5, 2022, by and between Pluri-Biotech Ltd. (formerly Pluristem Ltd.) and Plurinuva Ltd. (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on May 9, 2022).

10.26	Sales Agreement, dated February 13, 2024, by and between the Company and A.G.P. (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on February 13, 2024).

10.27	Share Purchase Agreement, dated June 12, 2024, by and between Ever After Foods and Investors (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 18, 2024).

10.28	Amended and Restated Technology License Agreement, dated June 12, 2024, by and between Pluri Biotech Ltd. and Ever After Foods Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on June 18, 2024).

10.29+	Amended and Restated Employment Agreement by and between Pluri Biotech Ltd. and Liat Zalts, dated October 15, 2025 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on November 12, 2025).

10.30	Securities Purchase Agreement, dated January 23, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 29, 2025).

10.31	Amendment to Securities Purchase Agreement, dated April 25, 2025, between the Company and Chutzpah Holdings Limited (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on May 13, 2025).

10.32	Securities Purchase Agreement, dated February 3, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on February 6, 2025).

10.33	Binding Term Sheet, dated January 23, 2025, between the Company, Chutzpah Holdings Ltd. and Plantae Ltd. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 29, 2025).

10.34	Form of RSU and options waiver letter agreement (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 11, 2025).

10.35	Securities Purchase Agreement, dated December 8, 2025, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 9, 2025).

10.36	Securities Purchase Agreement, dated March 24, 2026, between the Company and the purchaser identified thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on March 27, 2026.)

10.37	Advance Subscription Agreement, dated June 14, 2026, by and between the Company and Chutzpah Holdings LP (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 22, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of our annual report on Form 10-K filed on September 17, 2025).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yaky Yanay.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Liat Zalts.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yaky Yanay.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Liat Zalts.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of our annual report on Form 10-K filed on September 18, 2024).

101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pluri Inc.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer

Dated: September 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: September 10, 2026

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: September 10, 2026

By:	/s/ Alexandre Weinstein
Alexandre Weinstein, Chairman of the Board

Dated: September 10, 2026

By:	/s/ Rami Levi
Rami Levi, Director

Dated: September 10, 2026

By:	/s/ Maital Shemesh-Rasmussen
Maital Shemesh-Rasmussen, Director

Dated: September 10, 2026

By:	/s/ Doron Shorrer
Doron Shorrer, Director

Dated: September 10, 2026