Form 10-Q
period 2026-09-30
Pluri Inc.
filed 2026-11-12
CIK 1158780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Registrant’s telephone number +972-(0)74-7108600

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date: 14,375,922 common shares issued and outstanding as of November 11, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026

U.S. DOLLARS IN THOUSANDS

(Unaudited)

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2026	June 30, 2026
ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$3,460	$3,529
Short-term bank deposits		4,218	4,275
Restricted cash		28	29
Customer receivables, net		372	87
Prepaid expenses and other current assets		861	810
Total current assets		8,939	8,730

LONG-TERM ASSETS:

Restricted bank deposits		1,039	1,018
Severance pay fund		692	702
Property and equipment, net		1,784	1,566
Advances for property and equipment		840	861
Intangible assets, net	3	2,568	2,613
Goodwill		3,136	3,136
Operating lease right-of-use asset		5,906	6,164
Other long-term assets		25	88
Total long-term assets		15,990	16,148

Total assets		$24,929	$24,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Note	September 30, 2026	June 30, 2026
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Trade payables		$1,096	$702
Accrued expenses		991	928
Operating lease liability		956	996
Accrued vacation and recuperation		697	911
Advances from customers		51	68
Loan from the European Investment Bank, or EIB	5	27,528	27,431
Other accounts payable		1,511	1,683
Total current liabilities		32,830	32,719

LONG-TERM LIABILITIES

Accrued severance pay		665	678
Operating lease liability		5,993	6,487
Deferred tax liabilities		376	384
Simple Agreement for Future Equity, or SAFE	6	1,794	794
Advance towards share subscription	7	-	1,250
Total long-term liabilities		8,828	9,593

COMMITMENTS AND CONTINGENCIES	4

SHAREHOLDERS’ DEFICIT

Share capital:	8
Common shares, $0.00001 par value per share: Authorized: 37,500,000 as of September 30, 2026, and June 30, 2026; Issued and outstanding: 12,611,335 and 10,824,311 shares as of September 30, 2026, and June 30, 2026, respectively		*	*
Additional paid-in capital		454,867	443,840
Accumulated deficit		(477,266)	(466,876)
Total shareholders’ deficit		(22,399)	(23,036)
Non-controlling interests		5,670	5,602
Total deficit		(16,729)	(17,434)
Total liabilities and deficit		$24,929	$24,878

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

		Three months ended September 30,
	Note	2026	2025
Revenues		$759	$316
Cost of revenues		(339)	(201)
Gross profit		420	115

Operating expenses:
Research and development expenses		$(2,825)	(3,961)
Acquired in-process research and development, or IPR&D, related to Fishway Transaction (defined below)		(10,915)	-
Less: participation by the National Institute of Allergy and Infectious Diseases, the IIA (each as defined below) and Horizon Europe		72	30
Research and development expenses, net		(13,668)	(3,931)
General and administrative expenses		(2,321)	(2,534)

Operating loss		(15,569)	(6,350)

Other financial income, net		415	439
Interest expenses related to the Loan (defined below)		(226)	(229)
Total financial income, net	9	189	210

Loss before taxes		$(15,380)	(6,140)

Income benefit (taxes)		(12)	8

Net loss		$(15,392)	(6,132)
Net loss attributed to non-controlling interest		$(5,002)	(282)
Net loss attributed to shareholders		$(10,390)	(5,850)

Loss per share:
Basic and diluted net loss per share		$(0.85)	(0.65)

Weighted average number of shares used in computing basic and diluted loss per share		12,176,867	8,995,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
U.S. Dollars in thousands (except share and per share data)

	Shareholders’ Equity (Deficit)
							Total
					Additional		Shareholders’	Non-	Total
	Common Shares				Paid-in	Accumulated	Equity	controlling	Equity
	Shares	Amount			Capital	Deficit	(Deficit)	Interests	(Deficit)
Balance as of July 1, 2025	7,893,767	$	(*	)	$436,213	$(443,055)	$(6,842)	$5,977	$(865)
Share-based compensation to employees, directors, and non-employee consultants	268,940		(*	)	1,332	-	1,332	18	1,350
Net loss	-		-		-	(5,850)	(5,850)	(282)	(6,132)
Balance as of September 30, 2025	8,162,707	$	(*	)	$437,545	$(448,905)	$(11,360)	$5,713	$(5,647)

	Shareholders’ Equity (Deficit)
							Total
					Additional		Shareholders’	Non-
	Common Shares				Paid-in	Accumulated	Equity	controlling	Total
	Shares	Amount			Capital	Deficit	(Deficit)	Interests	Equity
Balance as of July 1, 2026	10,824,311	$	(*	)	$443,840	$(466,876)	$(23,036)	$5,602	$(17,434)
Share-based compensation to employees, directors, and non-employee consultants (note 8(5))	48,084		(*	)	132	-	132	106	238
Issuance of common shares, Common Warrants and Pre-Funded Warrants (each as defined below), net of issuance costs of $349 (see note 8(2))	1,200,000		(*	)	2,995	-	2,995	-	2,995
Issuance of common shares under the Sales Agreement (as defined below) with Alliance Global Partners, or A.G.P., net of issuance costs of $19 (see note 8(1))	275,000		(*	)	579	-	579	-	579
Exercise of Pre-Funded Warrants (see note 8(2))	263,940		(*	)	(* )	-	-	-	-
Advance payment on account of common shares and warrants reclassification to equity (see note 8(3))	-		-		1,250	-	1,250	-	1,250
Issuance of Ever After Foods’ (as defined below) shares to non-controlling interests (see note 1e.)	-		-		6,071	-	6,071	4,964	11,035
Net loss	-		-		-	(10,390)	(10,390)	(5,002)	(15,392)
Balance as of September 30, 2026	12,611,335	$	(*	)	$454,867	$(477,266)	$(22,399)	$5,670	$(16,729)

(*)	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

	Three months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,392)	$(6,132)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation and amortization	131	130
Acquired IPR&D related to Fishway Transaction (defined below)	10,915	-
Share-based compensation to employees, directors and non-employee consultants	238	1,350
Increase in customer receivable	(285)	(58)
Decrease (increase) in prepaid expenses and other current assets and other long-term assets	194	(659)
Increase in trade payables	256	101
Decrease in other accounts payable, accrued vacation and recuperation, deferred tax liabilities and accrued expenses	(441)	(410)
Increase (decrease) in operating lease right-of-use asset and liability, net	(276)	88
Decrease in advances from customers	(17)	(43)
Increase in interest receivable on short-term deposits and restricted bank deposits	(8)	(24)
Effect of exchange rate changes on cash, cash equivalents, deposits, restricted cash and restricted bank deposits	46	1
Increase in short-term interest payable and exchange rate differences related to the Loan, net	96	252
Decrease in accrued severance pay, net	(3)	(24)
Net cash used for operating activities	$(4,546)	$(5,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(3)	$(116)
Proceeds from short-term deposits, net	46	3,966
Cash related to Fishway Transaction (defined below)	46	-
Net cash provided by investing activities	$89	$3,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares, pre-funded warrants and warrants, net of issuance costs	$3,574	$-
Proceeds from SAFE	1,000	-
Repayment of convertible loan related to Fishway Transaction (defined below)	(139)
Net cash provided by financing activities	$4,435	$-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS, restricted cash And restricted bank deposits	(27)	(22)
Decrease in cash, cash equivalents, restricted cash and restricted bank deposits	(49)	(1,600)
Cash, cash equivalents, restricted cash and restricted bank deposits at the beginning of the period	4,576	7,196
Cash, cash equivalents, restricted cash and restricted bank deposits at the end of the period	$4,527	$5,596
Reconciliation of cash, cash equivalents, restricted cash and restricted bank deposits reported in the consolidated balance sheets:
Cash and cash equivalents	3,460	4,259
Restricted cash	28	428
Long-term restricted bank deposits	1,039	909
Total cash, cash equivalents, restricted cash and restricted bank deposits	$4,527	$5,596
(a) Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$49	$48
Fishway Transaction (see note 1e.)	$11,035	-
Reclassification of advance towards share subscription from liability to equity (see note 8(3))	$1,250	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL

a.	Pluri Inc., a Nevada corporation, was incorporated on May 11, 2001. Pluri Inc.’s common shares trade on the Nasdaq Capital Market and Tel-Aviv Stock Exchange under the symbol “PLUR”. Pluri Inc. has a wholly owned subsidiary, Pluri-Biotech Ltd., or Pluri Biotech, incorporated on January 22, 2003, under the laws of the State of Israel. Pluri Biotech has several subsidiaries, including:

-	Pluristem GmbH, or the German Subsidiary, a wholly owned subsidiary incorporated on January 10, 2020, under the laws of Germany;

-	Ever After Foods Ltd., or Ever After Foods, a majority-owned subsidiary, incorporated on November 29, 2021, under the laws of the State of Israel;

-	Coffeesai Ltd., or Coffeesai, a wholly owned subsidiary, incorporated on March 18, 2024, under the laws of the State of Israel;

-	Kokomodo Ltd., or Kokomodo, a majority-owned subsidiary incorporated on January 30, 2024, under the laws of the State of Israel;

-	Cellav Health and Aesthetics Ltd., or Cellav, a wholly owned subsidiary, incorporated on November 5, 2025, under the laws of the State of Israel; and

-	Fishway BV, or Fishway, incorporated on June 30, 2022, under the laws of Belgium, wholly owned by Ever After Foods.

Unless the context otherwise requires, the terms “Pluri”, the “Company”, “we”, “us”, and “our” refer to Pluri Inc., together with Pluri Biotech and Pluri Biotech’s subsidiaries, or, collectively, the Subsidiaries.

b.	Pluri is a biotechnology company leveraging its proprietary three-dimensional, or 3D, cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility and operates in accordance with Good Manufacturing Practice, or GMP, standards on a self-declared basis. Pluri’s platform is designed to enable scalable, cost-efficient and reproducible expansion of human, plant and animal cells and supports cell-based products, services, therapeutics and related technologies across two primary application areas: (i) Human Health and Longevity and (ii) Food Technology, or Foodtech, and Bio-Farming.

c.

The Company has incurred an accumulated deficit of approximately $477,266 and incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2026, the Company’s total shareholders’ equity deficit amounted to $22,399. During the three-month period ended September 30, 2026, the Company incurred losses of $15,392 and its negative cash flow from operating activities was $4,546. The Company will be required to identify additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

As of September 30, 2026, the Company’s cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled to $8,745. The Company is addressing its liquidity issues by implementing initiatives to allow the continuation of its activities. The Company’s current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures and cost-reduction. The Company’s ability to successfully carry out its business plan is primarily dependent upon its ability to (1) obtain sufficient additional capital, (2) generate revenues through commercial activities in the wellness and longevity markets, including licensing arrangements, strategic partnerships, collaboration agreements and Contract Development and Manufacturing Organization, or CDMO, services, (3) reach a settlement with the Buyer (defined below) with respect to the Loan (defined below), following completion of the Transfer (defined below) (see note 5), and (4) receive other sources of funding, including non-dilutive sources such as grants. There is no assurance, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products, or any financing at all. If the Company is unable to obtain the required level of financing, operations may need to be scaled down or discontinued.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 1: - GENERAL (CONT.)

According to management estimates, the Company has sufficient resources to meet its operating obligations for less than three months from the issuance date of these interim unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

d.	On April 29, 2020, the German Subsidiary entered into a finance contract, or the Finance Contract, with the EIB, pursuant to which the German Subsidiary obtained a loan in an amount of €20 million, or the Loan. The amount received was due on June 1, 2026, and bears an annual interest of 4% to be paid with the principal of the Loan. On October 21, 2026, the EIB entered into a Loan Sale and Purchase Agreement, or the Loan Sale Agreement, with Chutzpah Holdings Ltd., or the Buyer, a limited partnership beneficially owned by Mr. Alexandre Weinstein, the Company’s largest shareholder and the chairman of the board of directors, pursuant to which the EIB agreed to sell to the Buyer all of the EIB’s rights, title and interest in the Loan, or the Transfer. As of September 30, 2026, the linked principal and interest accrued balance was $27,528 and is presented among short-term liabilities (see note 5). The Loan Sale Agreement provides for the Buyer’s acquisition of the Loan at a negotiated discounted price. The Company received formal written confirmation from the EIB on November 10, 2026, that the closing of the Loan Sale Agreement had occurred effective November 4, 2026, and that the Company had been fully released from all obligations to the EIB under the Finance Contract and guarantee agreements. The Company expects to enter into separate agreements with the Buyer regarding the settlement of the Loan following completion of the Transfer. No assurance can be given as to whether any such separate agreements will be entered into or the terms or timing of any such agreements and therefore until such agreements are finalized the Buyer may exercise remedies available under the finance agreement, including enforcement of immediate repayment of the Loan.

e.

On August 12, 2026, Ever After Foods entered into a share purchase agreement, or the Share Purchase Agreement, with Fishway and the Sellers for the purchase of all of the outstanding share capital of Fishway in exchange for the issuance of Ever After Foods’s ordinary shares to the Sellers, or the Fishway Transaction. Prior to the closing of the Fishway Transaction, Pluri Biotech held approximately 69% of Ever After Foods. Following the closing of the Fishway Transaction on August 18, 2026, its ownership interest in Ever After Foods decreased to approximately 58% (see also note 6).

The Fishway Transaction was accounted for as an asset acquisition as it did not meet the definition of a business, since substantially all of the fair value of the gross assets acquired were concentrated in an IPR&D asset, under ASC 805, “Business Combinations”. The total consideration transferred, amounting to $11,035, was measured based on the acquisition-date fair value of Ever After Foods’ ordinary shares issued to the Sellers in connection with the Fishway Transaction. The financial assets acquired and financial liabilities assumed were recognized at their respective fair values, any excess of the consideration transferred over the fair value of the identifiable net assets acquired was allocated to the qualifying identifiable net assets (excluding non-qualifying assets) based on their relative fair values, and no goodwill or contingent consideration was recognized. In accordance with ASC 730, “Research and Development”, since the IPR&D asset had no alternative future use in its acquired form, the Company recorded it as a research and development expense. The fair value of acquired IPR&D was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows. A discount rate of 28.20% was applied to the projected cash flows.

The following table summarizes the total consideration transferred and allocation of consideration transferred to the assets acquired, liabilities assumed and acquired IPR&D expense on August 18, 2026:

Cash and Cash equivalents	$5
Restricted bank deposits	41
Prepaid expenses and other current assets	182
Property and equipment, net	282
Total assets acquired	$510

Trade payables	$141
Convertible loan (*)	139
Other accounts payable	110
Total liabilities assumed	$390

Total assets acquired and liabilities assumed, net	120
Acquired IPR&D	10,915
Total consideration allocated	$11,035

(*)	As of August 18, 2026, Fishway had an outstanding convertible loan in the amount of $139. Pursuant to Fishway Transaction, the loan was repaid in full on August 24, 2026.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. The year-end balance sheet data was derived from the audited consolidated financial statements as of June 30, 2026, but not all disclosures required by U.S. GAAP are included.

Operating results for the three-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending June 30, 2027.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these interim unaudited condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that are reasonable based upon information available at the time they are made. Estimates are primarily used for, but not limited to, percentage of completion in revenue recognition, allocation of the purchase consideration in connection with the Fishway Transaction, valuation of share-based compensation and forfeiture rate and valuation of SAFE agreements. These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes, and actual results could differ from those estimates.

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

In addition, the Company holds a SAFE instruments, which is classified within Level 3 of the fair value hierarchy (see note 6).

e.	New Accounting Pronouncements

Recently adopted accounting pronouncements

ASU No. 2025-05 - “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, or ASU 2025-05:

In July 2025, the Financial Accounting Standards Board, or FASB, issued ASU 2025-05. This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 effective July 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s interim condensed consolidated financial statements and related disclosures.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recently issued accounting pronouncements, not yet adopted

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

In September 2025, the FASB issued ASU 2025-07, which refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606, “Revenue from Contracts with Customers”. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments prospectively to new contracts or retrospectively with a cumulative-effect adjustment. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 3: - INTANGIBLE ASSETS, NET

	September 30, 2026	June 30, 2026
Cost:
Cocoa cell growth and application platform	$2,685	$2,685
Ability to develop additional applications	138	138
Total cost	2,823	2,823
Accumulated amortization:
Cocoa cell growth and application platform	255	210
Total accumulated amortization	255	210
Intangible assets, net	$2,568	$2,613

Amortization expenses amounted to $45 and $45 for the three-month periods ended September 30, 2026 and 2025, respectively.

During the three-month periods ended September 30, 2026 and 2025, no impairment losses were recorded.

NOTE 4: - COMMITMENTS AND CONTINGENCIES

a.	As of September 30, 2026, an amount of $1,067 of cash and deposits was pledged by Pluri Biotech to secure its credit line and lease agreement and by Ever After Foods and Fishway to secure their lease agreements.

b.	Under the Law for the Encouragement of Industrial Research and Development, 1984, or the Research Law, research and development programs that meet specified criteria and are approved by the Israel Innovation Authority, or IIA, are eligible for grants of up to 50% of the project’s expenditures, as determined by the research committee, in exchange for the payment of royalties from the sale of products developed under the program. Regulations under the Research Law generally provide for the payment of royalties to the IIA of 3% on sales of products and services derived from a technology developed using these grants until 100% of the U.S. dollar-linked grant is repaid. The Company’s obligation to pay these royalties is contingent on its actual sale of such products and services. The outstanding balance of the grants will be subject to interest at a rate equal to the 12-month secured overnight financing rate, or SOFR, applicable to U.S. dollar deposits that is published on the first business day of each calendar year. Following the full repayment of the grant, there is no further liability for royalties. As of September 30, 2026, the Company’s contingent liability in respect to royalties to the IIA amounted to $28,148, not including SOFR interest as described above.

c.	In April 2017, the Company was awarded a Smart Money grant of approximately $229 from Israel’s Ministry of Economy and Industry to facilitate certain marketing and business development activities with respect to its advanced cell therapy products in the Chinese market, including Hong Kong. The Israeli government granted the Company budget resources that are intended to be used to advance the Company’s product candidate towards marketing in the China-Hong Kong markets. The Company will also receive support from Israel’s trade representatives stationed in China, including Hong Kong, along with experts appointed by the Smart Money program. As part of the program, the Company will repay royalties of 5% of the Company’s revenues in the region for a five-year period, beginning in the year in which the Company will not be entitled to reimbursement of expenses under the program and will be spread for a period of up to 5 years or until the amount of the grant is fully paid. As of August 4, 2022, the grant from this Smart Money program received was approximately $180 and the program has ended. To date, no royalties were paid or accrued.

d.	In September 2017, the Company signed an agreement with the Tel-Aviv Sourasky Medical Center, or Ichilov Hospital, to conduct a Phase I/II trial of PLX-PAD cell therapy for the treatment of Steroid-Refractory Chronic Graft-Versus-Host-Disease, or GVHD. As part of the agreement with Ichilov Hospital, the Company will pay royalties of 1% from its net sales of the PLX-PAD product relating to GVHD, with a maximum aggregate royalty amount of approximately $500.

e.	As to potential royalties with respect to the Loan, see note 5.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 5: - LOAN FROM THE EIB

On April 29, 2020, the German Subsidiary entered the Finance Contract with the EIB, which provided for funding of up to €50 million, payable in three tranches. In June 2021, we received the first tranche in the amount of €20 million, which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022, and no additional funds were made available thereunder.

The amount received was due on June 1, 2026, and bears annual interest of 4% to be paid with the principal of the Loan. In addition to the interest, the EIB is entitled to royalty payments, pro-rated to the amount disbursed from the Loan, on our consolidated revenues from fiscal year 2024 through fiscal year 2030, at rates of up to 2.3% on consolidated revenues below $350 million, 1.2% on consolidated revenues between $350 million and $500 million, and 0.2% on consolidated revenues exceeding $500 million. As of September 30, 2026, the linked principal balance in the amount of $22,692 and the interest accrued in the amount of $4,836 are presented among short-term liabilities. As of September 30, 2026, and June 30, 2026, the Company had an accrued royalty in the amount of $16 and $9, respectively.

The Finance Contract also provides for certain limitations such as the use of proceeds received from the EIB, limitations related to disposal of assets, substantive changes in the nature of the Company’s business, changes in holding structure, distributions of future potential dividends and engaging with other banks and financing entities for other loans. On October 21, 2026, the EIB entered into a Loan Sale Agreement, with the Buyer, pursuant to which the EIB agreed to sell to the Buyer all of the EIB’s rights, title and interest in the Loan. The Loan Sale Agreement provides for the Buyer’s acquisition of the loan at a negotiated discounted price. On November 10, 2026, the Company received formal written confirmation from the EIB, that the closing of the Loan Sale Agreement had occurred effective November 4, 2026, and that the Company had been fully released from all obligations to the EIB under the Finance Contract and guarantee agreements. The Company expects to enter into separate agreements with the Buyer regarding the settlement of the Loan following completion of the Transfer. No assurance can be given as to whether such separate agreements will be entered into, the terms or timing of any such agreements, or the accounting treatment or impact on financial statements and therefore until such agreements are finalized the Buyer may exercise remedies available under the finance agreement, including enforcement of immediate repayment of the Loan.

NOTE 6: - SAFE

As of September 30, 2026, the fair value of the SAFE agreements related to Kokomodo remained unchanged at $794, compared to of June 30, 2026.

In connection with the Fishway Transaction, Ever After Foods and the holders of certain securities of Fishway, or the Sellers, entered into a SAFE agreement for an aggregate amount of $2,000. Pursuant to the terms of the SAFE agreement, in the event of an Equity Financing, as defined in the applicable SAFE agreement as a capital raising transaction or series of transactions, pursuant to which (i) Ever After Foods issues and sells a new series of preferred shares or ordinary shares of Ever After Foods at a fixed pre-money valuation; and (ii) at least $6,000 of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of the most senior preferred shares or ordinary shares of Ever After Foods, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreement) divided by Ever After Foods Capitalization (as defined in the SAFE agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 10%. The SAFE instruments are classified within Level 3 of the fair value hierarchy (see note 2d). As of September 30, 2026, an aggregate amount of $1,000 was received according to the terms of the SAFE agreement and no change in fair value was recorded.

SAFE
SAFE balance at the beginning of year	$794
Initial fair value recognition	1,000
Balance as of September 30, 2026	$1,794

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 7: - ADVANCE TOWARDS SHARE SUBSCRIPTION

On June 14, 2026, the Company entered into an Advance Subscription Agreement, or the Advance Subscription, with Chutzpah Holdings LP, or Chutzpah Holdings, pursuant to which Chutzpah Holdings advanced $1,250 to the Company. The funds were received on June 16, 2026.

Under the Advance Subscription, the advance was intended to be applied towards the Chutzpah Holdings’ participation in a future financing transaction, subject to the approval of the Board and the consummation of such financing by August 14, 2026, which date was subsequently extended by the Company’s Board to October 14, 2026. In the event that the contemplated financing transaction was not completed on or before October 14, 2026, or if all or a portion of the advance cannot be applied toward the purchase of securities in such financing, the advance amount was expected to be applied toward the purchase of securities in a subsequent financing transaction, subject to the approval of the Board and compliance with applicable corporate and regulatory requirements.

As of August 28, 2026, following the August SPA (see note 8(2)), the number of shares to be issued under the advance agreement became fixed, and the conditions for the issuance of the underlying equity instruments were met in accordance with ASC 815-40. Accordingly, the advance towards share subscription was reclassified to equity, and no change in fair value was recorded (see note 8(3)).

NOTE 8: - SHAREHOLDERS’ EQUITY

(1)

On February 13, 2024, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with A.G.P., which provides that upon the terms and subject to the conditions and limitations in the Sales Agreement, the Company may elect, from time to time, to offer and sell common shares having an aggregate offering price of up to $10,000 through A.G.P. acting as sales agent. On August 26, 2026, the Company filed a prospectus supplement reducing the maximum aggregate offering amount under the Sales Agreement from $10,000,000 to $290,000. During the three-month period ended September 30, 2026, the Company sold 275,000 common shares under the Sales Agreement at a price of $2.17 per share, net of $19 of issuance expenses. As of September 30, 2026, the Company has sold an aggregate of 354,029 common shares pursuant to the Sales Agreement at a weighted average price of $2.80 per share.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - SHAREHOLDERS’ EQUITY (CONT.)

(2)

On August 26, 2026, the Company entered into a securities purchase agreement, or the August SPA, with a certain institutional investor, or the Sole Investor, pursuant to which it sold and issued in a registered direct offering, or the Registered Direct Offering, an aggregate of (i) 1,200,000 of its common shares and (ii) pre-funded warrants to purchase up to 1,028,940 of its common shares. Each common share was offered and sold at an offering price of $1.50 before deducting placement agent fees and other offering expenses, and each pre-funded warrant was offered and sold at an offering price of $1.49999 which is equal to the offering price per share less the $0.00001 exercise price of each pre-funded warrant, before deducting placement agent fees and other offering expenses.

Each pre-funded warrant has an initial exercise price per share of $0.00001, subject to certain adjustments. The pre-funded warrants are exercisable immediately and may be exercised at any time until all the pre-funded warrants are exercised in full.

Additionally, pursuant to the August SPA, the Company issued to the Sole Investor, in a concurrent private placement, or collectively with the Registered Direct Offering, the August Offering, common purchase warrants to purchase one common share for each share or pre-funded warrant purchased in the Registered Direct Offering for an aggregate of 2,228,940 common shares. The common warrants will be initially exercisable six (6) months following their issuance and will be exercisable for a period of five (5) years from the initial exercise date. The exercise price of the common warrants is $1.65 per share. The August Offering closed on August 28, 2026, and the Company received gross proceeds in the amount of $3,344, net of $349 of issuance expenses.

On September 23, 2026, 263,940 pre-funded warrants were exercised into 263,940 common shares of the Company, at a nominal exercise price of $0.00001 per share.

(3)

On October 19, 2026, subsequent to the balance sheet date, the Company entered into a securities purchase agreement with Chutzpah Holdings, reflecting the terms agreed on August 28, 2026, pursuant to which the Company agreed to issue and sell 833,334 common shares at a purchase price of $1.50 per share and a warrant to purchase up to 833,334 common shares at an exercise price of $1.65 per share, or the Warrant. The Warrant will become exercisable six months after its issuance date and expires on the fifth anniversary of its initial exercise date. The transaction follows an Advance Subscription Agreement entered into on June 14, 2026 (see also note 7), pursuant to which the Company received $1,250,000 from Chutzpah Holdings on June 16, 2026, as an advance payment to be credited toward the purchase price of securities to be issued in a future financing. The advance payment was applied in full toward the aggregate purchase price under the securities purchase agreement, with no additional payment due at closing. Issuance expenses amounted to $3.

(4)	As to Fishway Transaction, see note 1e.

(5)	Share options, restricted share units, or RSUs, and restricted shares, or RS, to employees, directors and consultants:

Pluri Inc. adopted the 2016 Equity Compensation Plan (amended and restated on June 30, 2025), or the 2016 Plan, and the 2019 Equity Compensation Plan, or together, the Plans. Under the Plans, share options, RS and RSUs may be granted to the officers, directors, employees and consultants of the Company.

a.	Options to non-employee consultants:

A summary of the share options granted to non-employee consultants under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Three months ended September 30, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value price
Share options outstanding at beginning of period	9,380	$7.14	3.46	$7
Share options outstanding at end of the period	9,380	$7.14	3.21	$3
Share options vested and exercisable at the end of the period	9,380	$7.14	3.21	$3

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - SHAREHOLDERS’ EQUITY (CONT.)

b.	Options to the Chief Executive Officer, or CEO, and a Former Director:

A summary of the share options granted to the CEO and to a former director under the Plans by Pluri Inc. and Pluri Biotech is as follows:

	Three months ended September 30, 2026
	Number	Weighted average exercise price	Weighted average remaining contractual terms (in years)
Share options outstanding at the beginning of the period	164,665	$12.20	1.02
Share options expired	(10,463)	$8.96	-
Share options outstanding at the end of the period	154,202	$12.42	0.91
Share options vested and exercisable at the end of the period	154,202	$12.42	0.91

As of September 30, 2026, the aggregate intrinsic value of these options was $0.

c.	RSUs to employees and directors:

The following table summarizes the activity related to unvested RSUs granted to employees and directors under the Plans by Pluri Inc. and Pluri Biotech, for the three-month period ended September 30, 2026:

Three months ended September 30, 2026
Number
Unvested at the beginning of the period	270,202
Granted	211,569
Forfeited	(23,085)
Vested	(46,834)
Unvested at the end of the period	411,852
Expected to vest after the end of the period	399,783

The fair value of all RSUs was determined based on the closing trading price of the Company’s shares known at the grant date. The weighted average grant date fair value of RSUs granted during the three-month period ended September 30, 2026 to employees and directors was $1.77 per share.

Unamortized compensation expenses related to RSUs granted to employees and directors by Pluri Inc. and Pluri Biotech are approximately $549 to be recognized by the end of August 2029.

On August 20, 2026, the Board approved a grant of 211,569 RSUs, in aggregate, to certain Board members, including the Chairman of the Board, under the Plans, with all RSUs vesting over three years as follows: 50% of RSUs will vest quarterly during the first year from grant date, 25% of RSUs will vest quarterly during the second year from the date of grant, and 25% of RSUs will vest quarterly during the third year from the date of grant.

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 8: - SHAREHOLDERS’ EQUITY (CONT.)

d.	RSUs and RS to consultants:

The following table summarizes the activity related to unvested RSUs and RS granted to non-employee consultants by Pluri Inc. and Pluri Biotech for the three-month period ended September 30, 2026:

Three months ended September 30,
2026
Number
Unvested at the beginning of the period	21,750
Vested	(1,250)
Unvested at the end of the period	20,500
Expected to vest after the end of the period	20,500

Unamortized compensation expenses related to RSUs and RS granted to consultants by Pluri Inc. and Pluri Biotech are approximately $372 to be recognized by the end of May 2028.

Compensation expenses related to RSUs and RS granted by Pluri Inc. and Pluri Biotech were recorded as follows:

	Three months ended September 30,
	2026	2025
Research and development expenses	$(30)	$122
General and administrative expenses	256	497
	$226	$619

As of September 30, 2026, compensation expenses related to RS granted to consultants recorded in prepaid expenses and other current assets were $342.

NOTE 9: - TOTAL FINANCIAL INCOME, NET

	Three months ended September 30,
	2026	2025
Foreign exchange gains (losses), net	$355	$(43)
Interest income on deposits and restricted bank deposits	60	193
Income from hedging derivatives	-	289
Other financial income, net	415	439
Interest expenses related to the Loan	(226)	(229)
	$189	$210

PLURI INC. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.S. Dollars in thousands (except share and per share amounts)

NOTE 10: - SEGMENT REPORTING

Segment Information

The Company operates as one reportable segment, and its segment performance measure is consolidated net loss. The Company’s chief operating decisions maker, or CODM, the CEO, reviews the Company’s operating results on a consolidated basis, manages the Company as one operating segment, and uses consolidated net loss information in assessing performance and allocating resources, including through monitoring budgeted versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	Three months ended September 30,
	2026	2025
Revenues from external customers	$759	$316

Salary expenses	$(2,737)	$(3,375)
Professional services expenses	(568)	(567)
Materials	(182)	(436)
Acquired IPR&D related to the Fishway Transaction	(10,915)	-
Other segment items (1)	(1,749)	(2,070)

Net loss	$(15,392)	$(6,132)

Other segment disclosures:
Depreciation and amortization expenses	$131	$130
Share-based compensation expenses	332	637
Interest income	60	193
Interest expense	226	229
Income benefit (taxes)	$(12)	$8

(1)	Other segment items primarily include cost of revenues, share-based compensation expenses, depreciation and amortization expenses, other research and development expenses, other general and administrative expenses and financial income (expenses) as reported in our consolidated statements of operations.

All of the Company’s long-lived assets are located in Israel.

NOTE 11: - BASIC AND DILUTED LOSS PER SHARE

Diluted loss per share excludes 2,984,092 shares underlying outstanding warrants, 160,451 shares underlying outstanding options, and 432,352 shares underlying outstanding RSUs and RS for the three-months ended September 30, 2026, because the effect of their inclusion in the computation would be antidilutive.

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

NOTE 11: - BASIC AND DILUTED LOSS PER SHARE (CONT.)

The table below shows the reconciliation of the number of shares in the computation of basic and diluted loss per share attributable to common shareholders:

	Three months ended September 30,
	2026	2025
Numerator:
Net loss attributed to shareholders	$(10,390)	$(5,850)

Denominator:
Common shares outstanding used in computing net loss per share attributable to common shareholders	11,540,912	7,990,335

Advance towards share subscription to purchase common shares	292,238	-

Pre-funded warrants to purchase common shares	340,586	1,002,169

Unexercised vested options with no par value exercise price	3,131	3,131

Weighted average number of shares used in computing basic and diluted net loss per share attributable to common shareholders	12,176,867	8,995,635

Net loss per share attributable to common shareholders - basic and diluted	$(0.85)	$(0.65)

NOTE 12: - SUBSEQUENT EVENTS

1.	On October 26, 2026, the Company entered into a Partnership Agreement with ZEO ScientifiX™, Inc. (OTCQB:ZEOX), or ZEO, pursuant to which, at the closing of the transactions contemplated by the agreement, the Company will grant ZEO a limited, exclusive license to use certain manufacturing technology provided by the Company to manufacture or have manufactured, and commercialize, certain of the Company’s regenerative medicine products, as defined in the agreement, in the United States. The license excludes immune cell-based therapies. The agreement also contemplates commercialization rights for products intended for aesthetics, skin care and cosmetic applications. In addition, the parties may explore an expansion of the collaboration to include veterinary applications. The Company retains the right to enter into third-party collaborations and licensing arrangements to support the development and obtain regulatory approval for its regenerative medicine products, subject to the rights granted to ZEO under the agreement. In connection with the transaction, the parties will implement an agreed operating plan covering manufacturing, commercialization, regulatory, capital expenditure and financing activities. Upon completion of the transactions contemplated by the agreement, the Company will own 50% of ZEO’s outstanding shares, with rights to acquire additional equity interests pursuant to the terms of the agreement. The closing is subject to various conditions as set forth in the Partnership Agreement.

2.	On October 27, 2026, the Company entered into separate Securities Purchase Agreements, or each, a Purchase Agreement, and collectively, the Purchase Agreements, with two investment firms focused on healthcare and biotechnology and publicly listed growth companies, respectively, or each, a Purchaser and collectively, the Purchasers, on substantially identical terms. Pursuant to the Purchase Agreements, the Company agreed to issue and sell to each Purchaser (i) 454,546 common shares of the Company, or collectively, the Shares, at a purchase price of $1.10 per Share (representing the agreed price of NIS 3.40 per Share converted at the exchange rate of NIS 3.0780 per $1.00 as of October 26, 2026), and (ii) a common shares purchase warrant, or each, a Warrant and collectively, the Warrants, to purchase up to 454,546 common shares of the Company, or collectively, the Warrant Shares, representing 100% warrant coverage, at an exercise price of $1.30 per Warrant Share (representing the agreed exercise price of NIS 4.00 per Warrant Share converted at the same exchange rate).

The subscription amount payable by each Purchaser is $500, for an aggregate subscription amount of $1,000. Each Purchaser may elect to pay its subscription amount in NIS in the amount of NIS 1,539,000, calculated at the exchange rate of NIS 3.0780 per $1.00 as of October 26, 2026. The Company agreed to issue an aggregate of 909,092 Shares and Warrants to purchase up to an aggregate of 909,092 Warrant Shares. The Warrant will be exercisable beginning six months after issuance and will expire five years after the initial exercise date.

The Purchase Agreements closed between October 28, 2026, and October 29, 2026, and the Company received gross proceeds in the amount of $1,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and technology developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. These statements are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Such forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and may appear elsewhere in this Quarterly Report on Form 10-Q and include, but are not limited to, statements regarding the following:

●	the expected development, time-to-market, scalability, cost-efficiency, reproducibility and potential benefits of our cell-products services, therapeutics and related technologies, including those supported by our proprietary three-dimensional (“3D”) cell expansion platform and industrial-scale manufacturing capabilities, across our two primary application areas: (i) Human Health and Longevity, and (ii) Food Technology (“Foodtech”) and Bio-Farming

●	our expectations of market and industry growth;

●	the prospects of entering into additional license agreements, joint ventures, partnerships or other forms of cooperation with other companies, government institutes, research organizations and medical institutions, and the ability to maintain those agreements, joint ventures, partnerships or other forms of cooperation;

●	our ability to attract clients for our Contract Development and Manufacturing Organization (“CDMO”) business;

●	our pre-clinical and clinical study plans, including timing of initiation, expansion, enrollment, results, and conclusion of trials;

●	achieving regulatory approvals;

●	receipt of future funding from the Israel Innovation Authority (“IIA”), the European Union’s Horizon programs, as well as grants from other independent third parties;

●	the capabilities of our placenta expanded (“PLX”), cells, including future collaborations to further advance the development of our PLX- PAD and PLX-R18 cell therapy as a potential novel treatment;

●	the expected clinical development of a new allogeneic placental Mucosal Associated Invariant T (“MAIT”), and the potential benefits it can produce for advanced cell-based therapies for immune disorders and oncology diseases;

●	our expectation to solve medicine’s unmet needs and demonstrate a real-world impact and value from our pipeline, technology platform and commercial-scale manufacturing capacity;

●	the possible impacts of cybersecurity incidents on our business and operations;

●	our expectations regarding our short and long-term capital requirements, our ability to continue as a going concern and our efforts to resolve the Loan (as defined below) matter following the transfer of the Loan to the Buyer (as defined below), and a potential subsequent equity-related resolution, in each case subject to further negotiations, definitive documentation and required approvals, and the outcome of such discussions;

●	the satisfaction of closing conditions under the Partnership Agreement with ZEO and the ability to complete and implement the transactions contemplated thereby;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●	information with respect to any other plans and strategies for our business;

●	conditions in the Middle East, including ongoing hostilities involving Israel, Iran and terrorist organizations such as Hamas, Hezbollah, Ansar Allah (Houthis) and other non-state organizations, as well as geopolitical tensions with other regional countries, may affect economic and market conditions where we operate and could directly impact our business, results of operations and financial condition;

●	developments in international trade policy, such as tariffs, sanctions, and other trade barriers imposed by the U.S. or other countries, which could affect our sourcing and distribution channels, increase costs, or otherwise negatively impact our operations and financial results; and

●	our ability to regain compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum of $35 million in market value of listed securities (“MVLS”) for continued listing on the Nasdaq Capital Market (the “MVLS Requirement”), or with either of the alternative listing standards, including having stockholders’ equity of at least $2.5 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

In addition, historic results of our research and development (“R&D”) activities, technology platforms, manufacturing capabilities, commercial operations, products, services, strategic collaborations and other business initiatives do not guarantee that future research, technological developments, commercial activities or market experience will produce similar results or outcomes. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report”), as well as in Part II, Item 1A of this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, the “Company” and “Pluri” refer to Pluri Inc., together with its wholly owned Israeli subsidiary, Pluri Biotech Ltd. (“Pluri Biotech”) and the subsidiaries of Pluri Biotech Ltd., including its wholly owned Israeli subsidiaries, Coffeesai Ltd. (“Coffeesai”) and Cellav Health and Aesthetics Ltd. (“Cellav”), its wholly owned German subsidiary, Pluristem GmbH, its majority-owned Israeli subsidiaries, Kokomodo Ltd. (“Kokomodo”) and Ever After Foods Ltd. (“Ever After Foods”), and Ever After Foods’ wholly owned Belgium subsidiary, Fishway BV (collectively, the “Subsidiaries”), unless otherwise indicated or as otherwise required by the context.

Overview

We are a biotechnology company leveraging our proprietary 3D cell expansion platform, which is supported by an in-house, industrial-scale cell manufacturing facility and operates in accordance with Good Manufacturing Practice (“GMP”) standards on a self-declared basis. Our platform is designed to enable scalable, cost-efficient and reproducible expansion of human, plant and animal cells and supports cell-based products, services, therapeutics and related technologies.

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

Our clinical development activities currently include PLX-PAD and PLX-R18 product candidates, which have been tested in clinical studies in the United States, Europe and Israel. PLX-PAD was tested for acute muscle injuries following hip fracture, acute respiratory distress syndrome due to COVID-19, Graft versus Host Disease (“GvHD”), and peripheral artery disease, including intermittent claudication and critical limb ischemia. PLX-PAD is also being developed for mild to moderate knee osteoarthritis as part of the PROTO program, an international collaboration led by Charité Berlin Institute of Health Center for Regenerative Therapies (“Charité”), and the related clinical study was approved by the Paul-Ehrlich-Institut (“PEI”) in June 2025.

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

Cell Therapy Collaborations

Charité / Horizon Europe PROTO Program

In September 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon Europe program was awarded to PROTO, an international collaboration led by Charité. The PROTO project is intended to support the development of novel interventional strategies for knee osteoarthritis, including a Phase I clinical study of our PLX-PAD cells for the treatment of mild to moderate knee osteoarthritis. Approximately €500,000 (approximately $540,000) of the grant was allocated to us, and through September 30, 2026, we received approximately $449,000 in cash under the PROTO program.

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

On November 2, 2026, Charité announced the successful completion of the first step of the PROTO Phase I clinical trial, with all nine participants having received their study treatment, and indicated that the second step is expected to commence in January 2027, subject to a favorable safety review.

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

During calendar year 2026, Cellav completed U.S. cosmetic product listings for its Regenativo+ and Placento+ products, a plant-derived product and a placenta-derived formulation, respectively, both intended for topical professional aesthetic use. Cellav also completed the applicable cosmetic product notification process for Regenativo+ in the United Kingdom through the UK Cosmetic Product Notification portal. In July 2026, Cellav completed the U.S. cosmetic product listing for its PlacentoPRO+ product pursuant to the Modernization of Cosmetics Regulation Act (MoCRA) and received a Cosmetic Product Listing Number. In addition, in June 2026, Cellav completed the cosmetic product marketing notification process for Regenativo+ in Israel, received a cosmetic product notification number from the Israeli Ministry of Health, and the product was listed in the Ministry of Health's public Cosmetics Information Database. These milestones support Cellav’s planned commercialization of the products and its ongoing discussions with distributors, aesthetic clinics, clinic networks and other potential commercial and strategic partners in the United States, the United Kingdom, Israel and other international markets.

PLURICDMO™

In January 2024, we launched PluriCDMO™, offering cell therapy development and manufacturing services to pharmaceutical and biotechnology companies from preclinical development through clinical trials and potential commercial supply. Our services include process development, analytical testing, method development, transfer and validation, gap assessments, and coordination with audited third-party vendors. PluriCDMO™ leverages our proprietary 3D cell expansion technology, more than 15 years of manufacturing experience and specialized facilities. We have entered into several commercial agreements for development and manufacturing services.

In August 2026, Pluri Biotech received ISO 13485:2016 certification for contract manufacturing services, further supporting our quality infrastructure and ability to serve customers in regulated medical device and life sciences environments. The regulatory requirements applicable to our CDMO business may vary depending on the services provided.

In October 2026, Pluri Biotech received ISO 9001:2015 certification from the Standards Institution of Israel for its quality management system covering the research and development of cell-based products and their derivatives. This certification further supports our quality infrastructure.

FOODTECH AND BIOFARMING

We are pursuing applications of our proprietary 3D cell expansion technology in Foodtech and Biofarming, including agricultural biostimulants, sustainable vegetable production, cultivated coffee through Coffeesai, cell-cultured cacao through Kokomodo, and cultivated meat and seafood production technologies through Ever After Foods.

In October 2023, we entered into a proof-of-concept (“POC”) collaboration with ICL Group Ltd. (“ICL”) to evaluate the application of our technology to enhance biostimulant delivery in agriculture, including improving crop resilience and yield under abiotic stress conditions. The collaboration was extended by amendments in December 2024 and March 2026.

In July 2024, we entered into a €1 million POC agreement with an international agriculture corporation to develop a solution aimed at increasing the global supply of vegetable products. Each party contributed its respective know-how and intellectual property to the project. The POC is currently concluded with no further planned activity.

Coffeesai - In March 2024, we established Coffeesai, a wholly owned Israeli subsidiary focused on developing cultivated, cell-cultured coffee using our 3D cell expansion technology. Following a successful demonstration of the technology’s potential application to coffee production, Coffeesai’s efforts are focused on optimizing its bioprocess and downstream processing to improve the flavor and aroma characteristics of the resulting beverage.

Kokomodo - On April 28, 2025, we acquired approximately 79% of Kokomodo, an Israeli company developing cell-cultured cacao using plant cells cultivated in controlled environments. During fiscal year 2026, Kokomodo advanced its cell-cultured cacao platform through research and industry collaborations. These included a POC collaboration with Cargill under a co-financing instrument of the European Institute of Innovation and Technology (“EIT”) to evaluate the functionality, sensory performance and scalability of cell-cultured cacao ingredients; participation in COCO-AI, a Horizon Europe-funded project focused on AI-enabled plant cell culture technologies for sustainable cocoa production; and collaboration with CSM Ingredients S.r.l. through its Generate Program 2025 to develop sustainable cacao ingredients for commercial applications.

Ever After Foods - In 2022, we established Ever After Foods, an Israeli joint venture with Tnuva Food Industries - Agricultural Cooperative in Israel Ltd. (“Tnuva”), to develop and commercialize scalable production technologies for cultivated meat. Ever After Foods operates a business-to-business (“B2B”) platform based on its proprietary technology, including its edible packed-bed (“EPB™”) bioreactor platform, and has demonstrated the production of muscle and fat tissues from various animal cells.

In June 2024, Ever After Foods completed a private placement to Tnuva and other international strategic investors for aggregate gross proceeds of $10 million, including a $1.25 million investment by us. In connection with the transaction, Pluri Biotech and Ever After Foods amended their technology license agreement to expand the license to include fish and seafood. Following the private placement, Pluri Biotech held approximately 69% of Ever After Foods.

In February 2025, Ever After Foods announced a strategic collaboration with Bühler Group (“Bühler”) to advance scalable cultivated meat production systems, combining Bühler’s engineering and market access capabilities with Ever After Foods’ EPB™ bioreactor platform.

On August 12, 2026, Ever After Foods entered into a share purchase agreement to acquire all of the outstanding share capital of Fishway, a Belgium-based biotechnology company conducting development-stage research relating to aquatic cell biology, cell lines and animal-component-free media for potential cultivated protein applications, in exchange for the issuance of Ever After Foods’s ordinary shares. The acquisition closed on August 18, 2026 (“Fishway Transaction”), expanding Ever After Foods’ research capabilities and establishing a presence in Europe. Following the acquisition, our indirect ownership interest in Ever After Foods, held through Pluri Biotech, decreased to approximately 58% due to dilution (see also note 1e.) to our unaudited condensed consolidated financial statements).

During the three-month period ended September 30, 2026, and through the date of filing of this Quarterly Report on Form 10-Q, we continued to focus our business development efforts on our cell-based aesthetics and wellness businesses, while pursuing selected opportunities across our regenerative medicine activities and Foodtech subsidiaries. We also focused on securing financial resources to support our operations and addressing and resolving our outstanding financial obligations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2025.

Revenues

Revenues for the three-month period ended September 30, 2026 were $759,000, as compared to $316,000 for the three-month period ended September 30, 2025. The revenues for the three-month period ended September 30, 2026 and 2025, were primarily generated from services provided to CDMO clients for process and product development and additional revenues from POC collaborations in the AgTech field. The increase in revenues for the three-month period ended September 30, 2026, was primarily driven by a higher volume of project activity as compared to the corresponding period in fiscal year 2026.

Cost of Revenues

Cost of revenues for the three-month period ended September 30, 2026 was $339,000, as compared to $201,000 for the three-month period ended September 30, 2025. Cost of revenues includes manufacturing costs related to our CDMO and AgTech fields, which primarily consist of materials, personnel-related and overhead costs. The increase in cost of revenues for the three-month period ended September 30, 2026, was primarily driven by a higher volume of project activity as compared to the corresponding period in fiscal year 2026, resulting in an increase in materials usage, personnel costs and allocated overhead.

Research and Development Expenses, Net

R&D expenses, net (costs less participation by National Institute of Allergy and Infectious Diseases, the IIA and Horizon Europe) for the three-month period ended September 30, 2026 increased by 248% from $3,931,000 for the three-month period ended September 30, 2025, to $13,668,000. The increase is mainly attributed to a non-cash acquired IPR&D charge related to the Fishway Transaction (as further described in note 1e. to our unaudited condensed consolidated financial statements). This increase is partially offset by (1) a decrease in salaries and related expenses mainly attributed to headcount reductions as part of the implementation of a cost-reduction plan, and (2) a decrease in material purchases in accordance with our manufacturing needs and plans, and (3) a decrease in share-based compensation expenses, mainly attributed to employee terminations and amortization of expenses over time.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2026 decreased by 8% from $2,534,000 for the three-month period ended September 30, 2025 to $2,321,000. The decrease is mainly attributed to (1) a decrease in share-based compensation expenses, mainly attributed to employee terminations and amortization of expenses over time, and (2) a decrease in salaries and related expenses mainly attributed to headcount reductions as part of the implementation of a cost-reduction plan.

Other Financial Income, net

Other financial income, net, decreased from $439,000 in financial income for the three-month period ended September 30, 2025, to $415,000 in financial income for the three-month period ended September 30, 2026. This decrease is mainly attributed to the absence of income from hedging transactions for the current period compared to income from such transactions in the corresponding period in 2025, and a decrease in interest income from deposits, caused by reduced deposit balances following withdrawals, partially offset by exchange rate differences income related to the Loan due to fluctuations between the U.S. dollar against the Euro.

Interest Expenses related to the Loan

Interest expenses related to the Loan decreased from $229,000 for the three-month period ended September 30, 2025, to $226,000 for the three-month period ended September 30, 2026. Interest expenses related to our outstanding balance of the Loan and all changes are attributable solely to currency rate differences of the Euro compared to the U.S. dollar.

Net Loss

Net loss increased from $6,132,000 for the three-month period ended September 30, 2025, to $15,392,000 for the three-month period ended September 30, 2026. The increase in net loss was mainly due to the acquired IPR&D related to the Fishway Transaction (as further described in note 1e. to our unaudited condensed consolidated financial statements), partially offset by an increase in revenues, as mentioned above.

We had a net loss attributed to our non-controlling interest of $5,002,000 for the three-month period ended September 30, 2026, and $282,000 for the three-month period ended September 30, 2025 with respect to Ever After Foods and Kokomodo. The increase was mainly due to the acquired IPR&D related to the Fishway Transaction.

Loss per share for the three-month period ended September 30, 2026, was $0.85, compared to $0.65 loss per share for the three-month period ended September 30, 2025. The increase in the loss per share was due primarily to an increase in the loss for the three-month period ended September 30, 2026, partially offset by an increase in our weighted average number of shares outstanding which reflects the issuance of additional shares in the August SPA (as defined below, see “Liquidity and Capital Resources”), the issuance of additional shares upon the vesting of RSUs and restricted shares issued to directors, employees and consultants and exercise of pre-funded warrants.

For the three-month periods ended September 30, 2026 and 2025, we had weighted average common shares outstanding of 12,176,867 and 8,995,635, respectively, which were used in the computations of net loss per share for the three-month period.

Liquidity and Capital Resources

As of September 30, 2026, our total current assets were $8,939,000 and total current liabilities were $32,830,000. On September 30, 2026, we had a working capital deficit of $23,891,000, total deficit of $16,729,000, out of which $5,670,000 is attributed to the non-controlling interest in Ever After Foods and Kokomodo, and an accumulated deficit of $477,266,000.

 Our cash, cash equivalents, restricted cash and short-term bank deposits as of September 30, 2026, amounted to $7,706,000, compared to $15,484,000 as of September 30, 2025, and compared to $7,833,000 as of June 30, 2026. The cash, cash equivalents, restricted cash and short-term bank deposits decreased for the reasons presented below.

Net cash used in operating activities decreased to $4,546,000 during the three months ended September 30, 2026, compared to $5,428,000 during the three months ended September 30, 2025, primarily due to a decrease in continued payments to suppliers, subcontractors and employees, as well as due to an increase in cash generated from services provided to CDMO clients for process and product development, and income from fees in the biopharming sector.

Investing activities provided cash in the amount of $89,000 and $3,850,000 during the three months ended September 30, 2026, and 2025, respectively. Cash provided by investing activities for the three months ended September 30, 2026, consisted primarily of cash related to the Fishway Transaction of $46,000 and proceeds from short-term deposits, net of $46,000, partially offset by payments of $3,000 related to investments in property and equipment. Cash provided by investing activities for the three months ended September 30, 2025, consisted primarily of proceeds from short-term deposits, net of $3,966,000, partially offset by payments of $116,000 related to investments in property and equipment.

Financing Activities

Financing activities provided cash in the amount of $4,435,000 during the three months ended September 30, 2026. The financing activities during the three months ended September 30, 2026, were related to net proceeds received from the issuances of common shares and warrants, net of issuance costs related to the August SPA (as defined below) and the Sales Agreement (as defined below) with A.G.P. (as defined below), as well as, proceeds related to the SAFE agreement (as defined below), partially offset by repayment of convertible loan related to the Fishway Transaction. We had no financing activities in the three months ended September 30, 2025.

Sales Agreement

On February 13, 2024, we entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as agent, pursuant to which we may issue and sell our common shares having an aggregate offering price of up to $10 million, from time to time through A.G.P. On August 26, 2026, the Company filed a prospectus supplement reducing the maximum aggregate offering amount under the Sales Agreement from $10,000,000 to $290,000. As of November 12, 2026, we have sold an aggregate of 354,029 common shares pursuant to the Sales Agreement at a weighted average price of $2.80 per share.

We have an effective Form S-3 registration statement (File No. 333-273347) (the “Existing S-3”), filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell our common shares, preferred stock and warrants to purchase common shares, and of two or more of such securities, in one or more offerings for an aggregate initial offering price of $200 million (including amounts sold under the Sales Agreement). In addition, on September 11, 2026, we filed a new registration statement on Form S-3 (File No. 333-298867) (the “Pending S-3”), with the SEC, which, upon being declared effective by the SEC, is intended to replace the existing shelf registration statement. As of the filing of this Quarterly Report on Form 10-Q, the Pending S-3 has not been declared effective and offerings may only be made pursuant to the Existing S-3. Further, once the Pending S-3 is declared effective, sales may only be made under the Sales Agreement if a new prospectus supplement is filed.

Securities Purchase Agreements and Share Purchase Agreement

On June 14, 2026, we entered into an Advance Subscription Agreement (the “Advance Subscription Agreement”), with Chutzpah Holdings LP, a limited partnership beneficially owned by the Company’s shareholder and Chairman of the Board, Alexandre Weinstein (“Chutzpah Holdings”). Pursuant to the Advance Subscription Agreement, Chutzpah Holdings agreed to pay us an advance amount of $1,250,000 (the “Advance Amount”), which was received on June 16, 2026, and will be used for working capital and general corporate purposes.

Under the Advance Subscription Agreement, the parties contemplated that Chutzpah Holdings would participate in a future financing approved by the Board and consummated on or before August 14, 2026, which date was subsequently extended by the Board to October 14, 2026 (the “New Offering”), and that, subject to the terms of such New Offering and applicable laws, the Advance Amount will be credited against the purchase price payable by Chutzpah Holdings for securities to be purchased in such New Offering. The Advance Subscription Agreement provides that the Company will not be obligated to issue any securities to Chutzpah Holdings to the extent that such issuance would not comply with applicable laws, Nasdaq rules, the Company’s organizational documents, the number of shares then authorized and available for issuance, or the scope of any shareholder approvals then in effect.

On October 19, 2026, we entered into a securities purchase agreement with Chutzpah Holdings, reflecting the terms agreed on August 28, 2026, pursuant to which we agreed to issue and sell 833,334 common shares at a purchase price of $1.50 per share and a warrant to purchase up to 833,334 common shares at an exercise price of $1.65 per share (the “Warrant”). The Warrant will become exercisable six months after its issuance date and expire on the fifth anniversary of its initial exercise date. The Advance Amount was applied in full toward the aggregate purchase price under the securities purchase agreement, with no additional payment due at closing.

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

Additionally, pursuant to the August SPA, we issued to the Sole Investor, in a concurrent private placement (collectively with the Registered Direct Offering, the “August Offering”), common purchase warrants to purchase one common share for each share or pre-funded warrant purchased in the Registered Direct Offering for an aggregate of 2,228,940 common shares. The common warrants will be initially exercisable six months following their issuance and will be exercisable for a period of five years from the initial exercise date. The exercise price of the common warrants is $1.65 per share. The August Offering closed on August 28, 2026, and the Company received gross proceeds in the amount of $3.3 million, which it intends to use for corporate development, general purposes and working capital.

On September 23, 2026, 263,940 pre-funded warrants were exercised into 263,940 of our common shares, at a nominal exercise price of $0.00001 per share.

In connection with the Fishway Transaction, Ever After Foods and the holders of certain securities of Fishway, or the Sellers, entered into a SAFE agreement for an aggregate amount of $2,000 (the “SAFE agreement”). Pursuant to the terms of the SAFE agreement, in the event of an Equity Financing, as defined in the applicable SAFE agreement as a capital raising transaction or series of transactions, pursuant to which (i) Ever After Foods issues and sells a new series of preferred shares or ordinary shares of Ever After Foods at a fixed pre-money valuation; and (ii) at least $6,000 of the amount of the capital raised is not attributed to the SAFE Investors (as defined in the SAFE agreements), the investment will be automatically converted into the number of the most senior preferred shares or ordinary shares of Ever After Foods, equal to the purchase amount divided by either: (1) the price per share equal to a Valuation Cap (as defined in the SAFE agreement) divided by Ever After Foods Capitalization (as defined in the SAFE agreement), or (2) the price per preferred share sold in the Equity Financing discounted by 10%.

On October 26, 2026, we entered into a Partnership Agreement with ZEO ScientifiX™, Inc. (OTCQB:ZEOX) (“ZEO”), pursuant to which, at the closing of the transactions contemplated by the agreement, we will grant ZEO a limited, exclusive license to use certain manufacturing technology provided by us to manufacture or have manufactured, and commercialize, certain of our regenerative medicine products, as defined in the agreement, in the United States. The license excludes immune cell-based therapies. The agreement also contemplates commercialization rights for products intended for aesthetics, skin care and cosmetic applications. In addition, the parties may explore an expansion of the collaboration to include veterinary applications. We retain the right to enter into third-party collaborations and licensing arrangements to support the development and obtain regulatory approval for our regenerative medicine products, subject to the rights granted to ZEO under the agreement. In connection with the transaction, the parties will implement an agreed operating plan covering manufacturing, commercialization, regulatory, capital expenditure and financing activities. Upon completion of the transactions contemplated by the agreement, we will own 50% of ZEO’s outstanding shares, with rights to acquire additional equity interests pursuant to the terms of the agreement. The closing is subject to various conditions as set forth in the Partnership Agreement.

On October 27, 2026, following approval by the Company’s board of directors, we entered into separate Securities Purchase Agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”) with two investment firms focused on healthcare and biotechnology and publicly listed growth companies, respectively (each, a “Purchaser” and collectively, the “Purchasers”), on substantially identical terms. Pursuant to the Purchase Agreements, the Company agreed to issue and sell to each Purchaser (i) 454,546 common shares of the Company (collectively, the “Shares”), at a purchase price of $1.10 per Share (representing the agreed price of NIS 3.40 per Share converted at the exchange rate of NIS 3.0780 per $1.00 as of October 26, 2026), and (ii) a common shares purchase warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase up to 454,546 common shares of the Company (collectively, the “Warrant Shares”), representing 100% warrant coverage, at an exercise price of $1.30 per Warrant Share (representing the agreed exercise price of NIS 4.00 per Warrant Share converted at the same exchange rate). The Shares, Warrants and Warrant Shares are collectively referred to as the “Securities”.

The subscription amount payable by each Purchaser is $500,000, for an aggregate subscription amount of $1,000,000. Each Purchaser may elect to pay its subscription amount in NIS in the amount of NIS 1,539,000, calculated at the exchange rate of NIS 3.0780 per $1.00 as of October 26, 2026. If both Purchasers elect to pay in NIS, the aggregate subscription amount payable will be NIS 3,078,000. The Company agreed to issue an aggregate of 909,092 Shares and Warrants to purchase up to an aggregate of 909,092 Warrant Shares. The Warrant will be exercisable beginning six months after issuance and will expire five years after the initial exercise date.

The Purchase Agreements closed between October 28, 2026, and October 29, 2026, and the Company received gross proceeds in the amount of $1,000,000, which it intends to use for corporate development, general corporate purposes and working capital

Management and Board Compensation Measures

Effective August 1, 2026, and through October 31, 2026, our Chief Executive Officer (“CEO”) agreed to forgo 40% of his gross monthly salary, in the aggregate amount of NIS 178,200.

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

During June 2021, we received the first tranche in the amount of €20 million pursuant to the Finance Contract (the “Loan”), which represents the only amount disbursed under the EIB finance agreement, as the initial funding period expired on December 31, 2022, and no additional funds were made available thereunder. The amount received was due to be repaid on June 1, 2026, and bears annual interest of 4% to be paid together with the principal of the Loan. As of September 30, 2026, the interest accrued was in the amount of approximately €4.3 million. In addition to the interest payable, the EIB is also entitled to royalty payments, pro-rated to the amount disbursed from the Loan, on our consolidated revenues beginning in the fiscal year 2024 up to and including fiscal year 2030, in an amount equal to up to 2.3% of our consolidated revenues below $350 million, 1.2% of our consolidated revenues between $350 million and $500 million, and 0.2% of our consolidated revenues exceeding $500 million. As of September 30, 2026, we had an accrued royalty in the amount of $16 thousand. On October 21, the EIB entered into a Loan Sale and Purchase Agreement, or the Loan Sale Agreement, with Chutzpah Holdings Ltd., a limited partnership beneficially owned by Mr. Alexandre Weinstein, the Company’s largest shareholder and the chairman of the board of directors (the “Buyer”), pursuant to which the EIB agreed to sell to the Buyer all of the EIB’s rights, title and interest in the Loan (the “Transfer”). The Loan Sale Agreement provides for the Buyer’s acquisition of the Loan at a negotiated discounted price. On November 10, 2026, we received formal written confirmation from the EIB, that the closing of the Loan Sale Agreement had occurred effective November 4, 2026, and that we had been fully released from all obligations to the EIB under the Finance Contract and guarantee agreements. The Company expects to enter into separate agreements with the Buyer regarding the settlement of the Loan following completion of the Transfer. No assurance can be given as to whether such separate agreements will be entered into, the terms or timing of any such agreements, or the accounting treatment or impact on financial statements and therefore until such agreements are finalized the Buyer may exercise remedies available under the finance agreement, including enforcement of immediate repayment of the Loan.

Non-dilutive grants

Israel Innovation Authority (IIA)

According to the IIA grant terms, we are required to pay royalties at a rate of 3% on sales of products and services derived from technology developed using this and other IIA grants until 100% of the dollar-linked grants amount plus interest are repaid. In the absence of such sales, no payment is required. Through September 30, 2026, total grants obtained from the IIA aggregated to approximately $28.3 million and total royalties paid and accrued amounted to $181 thousand.

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

On October 28, 2024, we announced that the IIA will fund our collaboration with BIRAD, to support the continued development of MAIT cells for the treatment of solid tumors. As part of this collaboration, novel Chimeric Switch Receptors, developed by Professor Cohen, head of laboratory of tumor immunology and immunotherapy at Bar-Ilan University, will be integrated into our CAR-MAIT cell therapy platform to enhance tumor specificity and therapeutic efficacy. The collaboration leverages our proprietary MAIT cell technology alongside BIRAD’s expertise in engineering clinically optimized T-cell modification vectors. The IIA has committed to funding the collaboration for an initial term of one year, with an option to extend it for an additional year. During October 2025, we received an approval for an additional month to finish the program by November 30, 2025. The total approved budget for the first year was NIS 549,067 (approximately $179,000). On March 4, 2026, we received an approval from the IIA for a second year of funding. The total approved budget for the second year amounts to NIS 597,572 (approximately $195,000). Through September 30, 2026, we received total grants of approximately $144,000 in cash as part of the MAIT program.

EU grants - Horizon 2020 and Horizon Europe

In September 2022, we announced that a €7.5 million non-dilutive grant from the European Union’s Horizon program was awarded to the PROTO, an international collaboration led by Charité. The goal of the PROTO project is to utilize our PLX-PAD cells in a Phase I/II study for the treatment of mild to moderate knee osteoarthritis.

An amount of approximately €500,000 (approximately $540,000) is a direct grant that will be allocated to us. As of September 30, 2026, we have received a payment of approximately $449,000 in cash as part of the PROTO program.

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

In April 2026, Kokomodo participated as a consortium member in the COCO-AI project, a Horizon Europe-funded initiative focused on advancing AI-enabled plant cell culture technologies for sustainable cocoa production. An amount of approximately €553,000 (approximately $630,000) is expected to be allocated to Kokomodo. As of September 30, 2026, Kokomodo received payment of approximately $240,000 in cash as part of the COCO-AI project.

The currency of our financial portfolio is mainly in U.S. dollars and we use options contracts and other financial instruments in order to hedge our exposures to currencies other than the U.S. dollar.

Outlook

We have accumulated a deficit of $477,266,000 since our inception in May 2001. We do not anticipate generating any significant revenues from sales of products in the next twelve months. While we have made meaningful progress in reducing our burn rate in recent years, it is unlikely that near-term revenues will exceed our operating costs. We may need to secure additional sources of liquidity to support the commercialization of our products and technologies, as well as to sustain our ongoing R&D activities.

As of September 30, 2026, our cash balances (cash and cash equivalents, short-term bank deposits, restricted cash and restricted bank deposits) totaled $8,745,000. We are addressing our liquidity issues by implementing initiatives to allow the continuation of our activities. Our current operating plan includes various assumptions concerning the level and timing of cash outflows for operating activities and capital expenditures, which include a cost-reduction plan.

Our ability to successfully carry out our business plan, is primarily dependent upon our ability to (1) obtain sufficient additional capital, (2) generate revenues through commercial activities in the wellness and longevity markets, including licensing arrangements, strategic partnerships, collaboration agreements and CDMO services, (3) reach a settlement with the Buyer with respect to the Loan, following completion of the Transfer and (4) receive other sources of funding, including non-diluting sources such as grants. There are no assurances, however, that we will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of our products, or any financing at all. In the event that we are unable to obtain the required level of financing, our operations may need to be scaled down or discontinued.

According to our management’s estimates, we have sufficient resources to meet our operating obligations for less than three months from the issuance date of these interim unaudited condensed consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in the 2026 Annual Report. The risks described in the 2026 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2026 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2026 Annual Report and below and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Risks Related to the Partnership Agreement with ZEO

The transactions contemplated by our Partnership Agreement may be delayed or may not close.

The closing of the transactions contemplate by our Partnership Agreement with ZEO remains subject to conditions, including satisfactory completion of each party’s due diligence, required corporate, and regulatory approvals and consents, including IIA approval, acceptable independent valuations and, if requested, a fairness opinion, execution of ancillary agreements and resolution in all material respects of the Loan default without a material adverse effect on us. These conditions might not be satisfied or waived, and the agreement may be terminated in accordance with its terms. Delay or failure to close could result in unrecovered costs, diversion of management resources and an adverse effect on our business and share price.

Due diligence may identify adverse matters, and completed diligence may not identify all risks.

Each party’s obligation to close the transactions contemplated by the Partnership Agreement is subject to completion of due diligence confirming the respective representations and warranties of each such party. Adverse findings or differing conclusions could delay or prevent closing or lead the parties to seek changes to the transaction. Even if diligence is completed satisfactorily, it might not identify all financial, operational, regulatory, technological or other liabilities and limitations, and subsequent developments or actual results may differ materially from the assumptions and conclusions underlying our assessment of the transaction.

Operational implementation may be costly, delayed or unsuccessful.

Realizing the anticipated benefits under the Partnership Agreement will depend on agreeing and implementing detailed operating and implementation plans, completing laboratory buildout, validating processes, coordinating quality and regulatory systems and retaining qualified personnel. These activities may require more time, financing and other resources than anticipated, disrupt existing operations and divert management attention. The Partnership Agreement’s contemplated implementation timetable is subject to cure periods and extensions for specified delays, and failure to agree on an implementation plan does not, by itself, constitute a breach in the circumstances specified in the Partnership Agreement. We or ZEO may not have sufficient funding to complete the contemplated activities, and we may not realize anticipated revenues, efficiencies or other benefits.

Our U.S. commercialization strategy will depend substantially on ZEO’s execution and financing.

Following closing, ZEO will hold exclusive U.S. manufacturing and commercialization rights within the agreed scope and will have primary responsibility for related operations, regulatory activities and costs. Insufficient funding, manufacturing capacity, market acceptance or regulatory progress could delay or prevent commercialization and reduce the value of our investment and royalty income. Our ability to pursue alternative partners will be constrained by exclusivity and applicable remediation procedures, and conversion to non-exclusive rights may not promptly restore lost opportunities. We will also incur costs for our own technical support and other obligations. In addition, since ZEO possesses certain rights to sell and market competing products, we may have conflicting interests with respect to any potential shelving of our products.

Shared governance and differing interests may limit our influence over ZEO.

Although we expect to own 50% of ZEO’s outstanding shares at closing and have rights to nominate four of seven directors, director appointments are subject to approval requirements, and ZEO’s management will retain responsibility for day to day operations. Preferred stock rights and differing priorities among the parties and other shareholders could delay decisions concerning budgets, financing, commercialization and strategy. Our director nomination rights may end if our ownership falls below specified levels or a competitor acquires control of Pluri. This could limit our strategic options while our licensing and support obligations continue.

Control weaknesses and the parties’ separate public-company obligations create reporting and compliance risks.

Efforts required under the Partnership Agreement to address the control deficiencies and weaknesses disclosed in ZEO’s most recent annual report on Form 10-K may be delayed or unsuccessful. Coordinating two public companies’ financial reporting, information sharing, disclosure controls and governance requirements may increase costs and create risks involving reporting accuracy, timely filings, confidential information and securities trading. Whether we consolidate ZEO’s financial results will depend on accounting rules, not just our ownership stake or the Partnership Agreement, and could affect our reported results. Further, ZEO may not obtain its contemplated Nasdaq listing. These issues may adversely impact our ability to obtain the full benefits we expect from the transactions contemplated by the Partnership Agreement.

Equity issuance and market volatility may dilute shareholders and reduce transaction value.

The transactions under the Partnership Agreement contemplate issuance of our common shares at closing and additional shares or awards in specified circumstances, which will dilute existing shareholders. Our ZEO ownership may also be diluted, as contractual protection covers only specified existing convertible securities. Additional ZEO equity interests depend on price milestones or warrant exercise and may not be obtained. Both companies’ trading prices may fluctuate independently of operating performance, affecting the value of the cross shareholdings and price linked consideration. Transfer restrictions and limited market liquidity may prevent us from realizing the quoted value of our ZEO investment.

The collaboration may expose us to liabilities that contractual protections do not fully cover.

We retain obligations relating to our technology, intellectual property, technical support and IIA and third-party licensor requirements. Depending on the arrangements ultimately agreed with the IIA in connection with the license to manufacture and commercialize our products in the United States, we may incur payments or other financial obligations that could materially reduce the anticipated economic benefits of the transactions contemplated by the Partnership Agreement. Product liability, intellectual property claims, regulatory noncompliance or restrictions on funded technology could result in substantial costs, indemnification claims or operational disruption. Certain indemnification obligations are excluded from the Partnership Agreement’s liability caps, and insurance or recovery from ZEO may be insufficient. Termination would not ordinarily unwind the completed equity transactions and could leave us with a reduced-value investment and transition costs.

Other Risks

Political uncertainty, government budgetary pressures and expanding international restrictions could adversely affect our business.

Israel is currently experiencing significant political uncertainty. The general election held in October 2026 did not result in a clear parliamentary majority for any political bloc, and the formation of a new government remains uncertain. If a government cannot be formed, further elections may be held, with the outgoing government continuing to serve in an interim capacity in the meantime. A prolonged period of political uncertainty, an interim government or repeated elections could delay the adoption of policies, approval of a state budget, government decisions and regulatory approvals relevant to our Israeli operations.

At the same time, increased defense spending requirements could place additional pressure on the government budget, potentially reducing resources available for economic support, investment incentives and other programs that support business activity and growth. These developments could also contribute to uncertainty and volatility in Israeli capital markets and increase our financing costs.

In addition, certain jurisdictions, including in Europe, have imposed limited and targeted sanctions and other restrictive measures in connection with Israeli actions. Although these measures do not currently impose a general prohibition on conducting business with companies headquartered in or having significant operations in Israel, their scope could expand or similar measures could be adopted by additional jurisdictions. More broadly, increasing negative international sentiment toward Israel could result in additional trade restrictions, boycotts or divestment, and could cause customers, suppliers, business partners or investors to reduce or discontinue their relationships with companies associated with Israel, including us.

These developments, whether individually or collectively, could adversely affect demand for our products, disrupt commercial relationships, limit our access to markets and financing, and increase our compliance and operating costs, any of which could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2027, we issued an aggregate of 1,250 restricted common shares to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration for the foregoing transactions under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

3.1	Composite Copy of the Company’s Articles of Incorporation as amended on March 27, 2024 (incorporated by reference to Exhibit 3.3 of our quarterly report on Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated By-Laws amended on September 10,2020 (incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K filed on September 10, 2020).

3.3	Articles of Merger between Pluristem Therapeutics Inc. and Pluri Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on July 25, 2022).

3.4	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 27, 2024 (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on April 1, 2024)

3.5	Certificate of Correction to the Certificate of Change, as filed by Pluri Inc. with the Secretary of State of the State of Nevada on March 28, 2024 (incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed on April 1, 2024).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 19, 2022).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on January 29, 2025).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 6, 2025).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 27, 2026).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on August 28, 2026).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on August 28, 2026).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 20, 2026).

4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on October 30, 2026).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on August 28, 2026).

10.2	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on August 28, 2026).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 20, 2026.)

10.4* ^	Partnership Agreement by and between Pluri Inc, and ZEO ScientifiX, Inc. dated October 26, 2026.

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on October 30, 2026).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Statements of Changes in Shareholders’ Deficit, (iv) the Interim Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURI INC.

By:	/s/ Yaky Yanay
Yaky Yanay, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2026

By:	/s/ Liat Zalts
Liat Zalts, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2026